Form 10-Q
period 1996-03-30
THERMO FIBERTEK INC
filed 1996-05-03
CIK 886346

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-11406


                              THERMO FIBERTEK INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         52-1762325
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   81 Wyman Street, P.O. Box 9046
   Waltham, Massachusetts                                           02254-9046
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days.  Yes [ X ]  No [   ]

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                     Outstanding at April 26, 1996
       ----------------------------        -----------------------------
       Common Stock, $.01 par value                  40,668,398
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      March 30,  December 30,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------

   Current Assets:
     Cash and cash equivalents                        $ 53,898      $ 57,028
     Available-for-sale investments, at quoted
       market value (amortized cost of $1,505
       and $2,781)                                       1,506         2,784
     Accounts receivable, less allowances of
        $2,541 and $2,552                               36,092        43,085
     Unbilled contract costs and fees                    1,941         1,921
     Inventories:
       Raw materials and supplies                       14,678        14,283
       Work in process                                   6,604         7,577
       Finished goods                                    5,943         5,242
     Prepaid income taxes and other current assets      11,004        10,356
                                                      --------      --------

                                                       131,666       142,276
                                                      --------      --------

   Property, Plant and Equipment, at Cost               49,510        49,976
     Less: Accumulated depreciation and amortization    28,865        28,767
                                                      --------      --------

                                                        20,645        21,209
                                                      --------      --------

   Other Assets                                          1,215         1,298
                                                      --------      --------

   Cost in Excess of Net Assets of Acquired Companies   34,125        34,888
                                                      --------      --------

                                                      $187,651      $199,671
                                                      ========      ========





                                        2PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      March 30,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------

   Current Liabilities:
     Accounts payable                                 $ 18,227      $ 20,747
     Accrued payroll and employee benefits               8,551        11,115
     Billings in excess of contract costs and fees       2,727         3,018
     Customer deposits                                   1,929         1,598
     Accrued warranty costs                             10,410         9,759
     Accrued income taxes (includes $3,150 and
       $1,521 due to related party)                      4,338         4,430
     Other accrued expenses                              8,609         9,868
     Due to parent company                                 644        10,859
                                                      --------      --------

                                                        55,435        71,394
                                                      --------      --------

   Deferred Income Taxes and Other Deferred Items        3,274         3,031
                                                      --------      --------

   Long-term Obligations                                15,038        15,041
                                                      --------      --------

   Minority Interest                                       240           574
                                                      --------      --------

   Shareholders' Investment:
     Common stock, $.01 par value, 75,000,000 shares
       authorized; 40,709,541 and 40,623,919 shares
       issued                                              407           406
     Capital in excess of par value                     65,413        65,222
     Retained earnings                                  51,492        46,287
     Treasury stock at cost, 46,343 and 33,223 shares     (991)         (446)
     Cumulative translation adjustment                  (2,658)       (1,840)
     Net unrealized gain on available-for-sale
       investments                                           1             2
                                                      --------      --------

                                                       113,664       109,631
                                                      --------      --------

                                                      $187,651      $199,671
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------

   Revenues (includes $319 and $539
     from related party)                               $48,980       $43,736
                                                       -------       -------

   Costs and Operating Expenses:
     Cost of revenues (includes $213 and
       $272 for related party revenues)                 28,192        25,949
     Selling, general and administrative expenses       11,741        11,602
     Research and development expenses                   1,273           880
                                                       -------       -------

                                                        41,206        38,431
                                                       -------       -------

   Royalty Income                                          274           231
                                                       -------       -------

   Operating Income                                      8,048         5,536

   Interest Income                                         735           737
   Interest Expense (includes $131 and $295
     to related party)                                    (172)         (348)
                                                       -------       -------

   Income Before Provision for Income Taxes
     and Minority Interest Expense                       8,611         5,925
   Provision for Income Taxes                            3,399         2,291
   Minority Interest Expense                                 6            51
                                                       -------       -------

   Net Income                                          $ 5,206       $ 3,583
                                                       =======       =======
   Earnings per Share:
     Primary                                           $   .13       $   .09
                                                       =======       =======
     Fully diluted                                     $   .12       $   .09
                                                       =======       =======
   Weighted Average Shares:
     Primary                                            40,623        40,470
                                                       =======       =======

     Fully diluted                                      42,904        42,459
                                                       =======       =======

   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------

   Operating Activities:
     Net income                                         $  5,206    $  3,583
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                     1,083       1,122
         Provision for losses on accounts receivable          42         479
         Minority interest expense                             6          51
         Deferred income tax expense                         215         144
         Gain on sale of property, plant and equipment      (314)        (19)
         Changes in current accounts:
           Accounts receivable                             6,577       3,954
           Inventories and unbilled contract costs
             and fees                                       (391)     (1,434)
           Other current assets                             (684)       (241)
           Accounts payable                               (2,148)      2,316
           Other current liabilities                      (3,807)     (2,183)
                                                        --------     -------

           Net cash provided by operating activities       5,785       7,772
                                                        --------    --------

   Investing Activities:
     Redemption of Fiberprep stock                             -     (12,783)
     Proceeds from sale and maturities of available-
       for-sale investments                                1,250           -
     Purchases of property, plant and equipment             (663)       (506)
     Proceeds from sale of property, plant and
       equipment                                             548          21
     Other                                                   143          70
                                                        --------    --------

           Net cash provided by (used in) investing
              activities                                   1,278     (13,198)
                                                        --------    --------

   Financing Activities:
     Net proceeds from issuance of Company common stock      555           4
     Issuance (repayment) of short-term obligation
       to parent company                                 (10,400)     10,400
     Repayment of long-term obligations                       (2)       (183)
                                                        --------    --------

           Net cash provided by (used in)
              financing activities                        (9,847)     10,221
                                                        --------    --------
                                        5PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------

   Exchange Rate Effect on Cash                         $   (346)   $    818
                                                        --------    --------

   Increase (Decrease) in Cash and Cash Equivalents       (3,130)      5,613
   Cash and Cash Equivalents at Beginning of Period       57,028      37,250
                                                        --------    --------

   Cash and Cash Equivalents at End of Period           $ 53,898    $ 42,863
                                                        ========    ========

   Cash Paid For:
     Interest                                           $    173    $    365
     Income taxes                                       $  3,166    $  1,675

   Noncash Activities:
     Issuance of Company common stock in connection
       with the redemption of Fiberprep stock           $      -    $  1,428


   The accompanying notes are an integral part of these consolidated financial statements.

















                                        6PAGE

                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.

   2.   Subsequent Event

        In April 1996 the Company entered into an agreement with Tree Free Fiber (Tree Free) to supply $50.5 million in engineering, procurement, and construction services for a new paper-recycling facility, contingent upon Tree Free receiving permits and securing approximately $80.0 million in financing. Pursuant to this agreement, the Company has loaned $6.0 million to Tree Free which, contingent upon Tree Free receiving the aforementioned financing, will be treated as subordinated debt payable over a three-year period.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company designs and manufactures processing machinery and accessories for the paper and paper-recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, and accessory equipment and related consumables important to the efficient operation of papermaking machines. Because the Company has significant foreign operations, particularly in Europe, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts.

                                        7PAGE

                              THERMO FIBERTEK INC.

   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995
   ---------------------------------------------------

        Revenues increased 12% to $49.0 million in the first quarter of 1996 from $43.7 million in the first quarter of 1995. Revenues from the Company's North American and French accessories businesses increased $2.3 million and $1.8 million, respectively, due principally to an increase in demand. The favorable effects of currency translation due to a weaker U.S. dollar increased revenues by $0.6 million.

        The gross profit margin increased to 42% in the first quarter of 1996 from 41% in the first quarter of 1995. Significant margin improvement at the Company's North American accessories business and at the Company's European subsidiaries was offset in part by a decrease in margins at the Company's Fiberprep subsidiary as a result of warranty reserves recorded in the first quarter of 1996 for a large de-inking project.

        Selling, general and administrative expenses as a percentage of revenues decreased to 24% in the first quarter of 1996 from 27% in the first quarter of 1995, due primarily to an increase in revenues. Research and development expenses increased to $1.3 million in the first quarter of 1996 from $0.9 million in the first quarter of 1995, largely due to continued development in 1996 of technology to recover fiber and other valuable materials found in the residue of papermaking and paper-recycling operations.

        Interest expense decreased to $172,000 in 1996 from $348,000 in 1995, due primarily to the January 1996 repayment of a $10.4 million promissory note to Thermo Electron Corporation (Thermo Electron).

        The effective tax rate was 39% in the first quarter of 1996 and 1995. This tax rate exceeds the statutory federal income tax rate due primarily to state income taxes, offset in part by the effect of lower foreign tax rates.

   Liquidity and Capital Resources

        Consolidated working capital was $76.2 million at March 30, 1996, compared with $70.9 million at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $55.4 million at March 30, 1996, compared with $59.8 million at December 30, 1995. Of the $55.4 million balance at March 30, 1996, $3.0 million was held by Fiberprep, and the remainder by the Company and its wholly owned subsidiaries. During the first quarter of 1996, $5.8 million of cash was provided by operating activities. Cash provided by a decrease in accounts receivable was substantially offset by the effect of a reduction in accounts payable and other current liabilities. During the first quarter of 1996 the Company repaid a $10.4 million promissory note to Thermo Electron.


                                        8PAGE

                              THERMO FIBERTEK INC.

        At March 30, 1996, $18.2 million of the Company's cash and cash equivalents were held by its Lamort subsidiary. Repatriation of this cash into the United States is subject to a 5% withholding tax in France and could also be subject to a United States tax.

        In the remainder of 1996, the Company plans to make capital expenditures of approximately $3.9 million. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


























                                        9PAGE

                              THERMO FIBERTEK INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of May 1996.


                                                THERMO FIBERTEK INC.



                                                Paul F. Kelleher
                                                --------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                --------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer



























                                       10PAGE

                              THERMO FIBERTEK INC.

                                  Exhibit Index


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.