Form 10-Q
period 1996-06-29
THERMO FIBERTEK INC
filed 1996-08-02
CIK 886346

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                    Outstanding at July 26, 1996
       ----------------------------        ----------------------------
       Common Stock, $.01 par value                  61,082,271
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       June 29,  December 30,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $ 51,702      $ 57,028
     Available-for-sale investments, at quoted
       market value (amortized cost of $2,781 in 1995)       -         2,784
     Accounts receivable, less allowances of
       $1,953 and $2,552                                34,443        43,085
     Unbilled contract costs and fees                    1,979         1,921
     Inventories:
       Raw materials and supplies                       14,608        14,283
       Work in process                                   5,455         7,577
       Finished goods                                    6,325         5,242
     Prepaid income taxes                                8,442         9,069
     Other current assets                                1,557         1,287
                                                      --------      --------

                                                       124,511       142,276
                                                      --------      --------

   Property, Plant and Equipment, at Cost               49,068        49,976
     Less: Accumulated depreciation and amortization    28,890        28,767
                                                      --------      --------

                                                        20,178        21,209
                                                      --------      --------

   Other Assets (Note 2)                                 7,203         1,298
                                                      --------      --------

   Cost in Excess of Net Assets of Acquired Companies   34,106        34,888
                                                      --------      --------

                                                      $185,998      $199,671
                                                      ========      ========




                                        2PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                       June 29,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                 $ 17,946      $ 20,747
     Accrued payroll and employee benefits               9,098        11,115
     Billings in excess of contract costs and fees       2,629         3,018
     Customer deposits                                   1,454         1,598
     Accrued warranty costs                              6,767         9,759
     Accrued income taxes (includes $1,291 and
       $1,521 due to related party)                      3,186         4,430
     Other accrued expenses                              8,223         9,868
     Due to parent company                                 772        10,859
                                                      --------      --------

                                                        50,075        71,394
                                                      --------      --------

   Deferred Income Taxes and Other Deferred Items        3,173         3,031
                                                      --------      --------

   Long-term Obligations (includes $15,000 due
     to related party)                                  15,036        15,041
                                                      --------      --------

   Minority Interest                                       263           574
                                                      --------      --------
   Shareholders' Investment (Note 3):
     Common stock, $.01 par value, 75,000,000 shares
       authorized; 61,124,101 and 40,623,919 shares
       issued                                              611           406
     Capital in excess of par value                     65,082        65,222
     Retained earnings                                  56,369        46,287
     Treasury stock at cost, 47,473 and 33,223 shares     (720)         (446)
     Cumulative translation adjustment                  (3,891)       (1,840)
     Net unrealized gain on available-for-sale
       investments                                           -             2
                                                      --------      --------

                                                       117,451       109,631
                                                      --------      --------

                                                      $185,998      $199,671
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                          Three Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues (includes $355 and $7,030
     from related party)                                  $48,595    $49,588
                                                          -------    -------

   Costs and Operating Expenses:
     Cost of revenues (includes $240 and
       $4,362 for related party revenues)                  28,104     29,620
     Selling, general and administrative expenses          11,623     12,054
     Research and development expenses                      1,552        945
                                                          -------    -------
                                                           41,279     42,619
                                                          -------    -------
   Royalty Income                                             224        157
                                                          -------    -------

   Operating Income                                         7,540      7,126

   Interest Income                                            637        896
   Interest Expense (includes $131 and $300
     to related party)                                       (158)      (359)
                                                          -------    -------
   Income Before Provision for Income Taxes
     and Minority Interest Expense                          8,019      7,663
   Provision for Income Taxes                               3,120      2,958
   Minority Interest Expense                                   23         77
                                                          -------    -------
   Net Income                                             $ 4,876    $ 4,628
                                                          =======    =======
   Earnings per Share:
     Primary                                              $   .08    $   .08
                                                          =======    =======
     Fully diluted                                        $   .08    $   .07
                                                          =======    =======
   Weighted Average Shares:
     Primary                                               61,026     60,746
                                                          =======    =======
     Fully diluted                                         64,460     63,815
                                                          =======    =======

   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                           Six Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues (includes $674 and $7,569
     from related party)                                  $97,575    $93,324
                                                          -------    -------
   Costs and Operating Expenses:
     Cost of revenues (includes $453 and
       $4,634 for related party revenues)                  56,296     55,569
     Selling, general and administrative expenses          23,364     23,656
     Research and development expenses                      2,825      1,825
                                                          -------    -------
                                                           82,485     81,050
                                                          -------    -------
   Royalty Income                                             498        388
                                                          -------    -------

   Operating Income                                        15,588     12,662

   Interest Income                                          1,372      1,633
   Interest Expense (includes $262 and $595
     to related party)                                       (330)      (707)
                                                          -------    -------
   Income Before Provision for Income Taxes
     and Minority Interest Expense                         16,630     13,588
   Provision for Income Taxes                               6,519      5,249
   Minority Interest Expense                                   29        128
                                                          -------    -------
   Net Income                                             $10,082    $ 8,211
                                                          =======    =======
   Earnings per Share:
     Primary                                              $   .17    $   .14
                                                          =======    =======
     Fully diluted                                        $   .16    $   .13
                                                          =======    =======
   Weighted Average Shares:
     Primary                                               60,980     60,726
                                                          =======    =======
     Fully diluted                                         64,415     63,794
                                                          =======    =======

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                            Six Months Ended
                                                          -------------------
                                                          June 29,    July 1,
   (In thousands)                                             1996       1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                           $ 10,082  $  8,211
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                     2,169     2,323
           Provision for losses on accounts receivable        (539)      595
           Minority interest expense                            29       128
           Increase (decrease) in deferred income taxes        216       (27)
           Changes in current accounts:
             Accounts receivable                             8,135     3,188
             Inventories and unbilled contract costs
               and fees                                       (151)   (5,647)
             Prepaid income taxes and other current
               assets                                          209      (200)
             Accounts payable                               (1,898)    6,574
             Other current liabilities                      (8,604)   (4,686)
           Other                                              (318)      (33)
                                                          --------   -------

               Net cash provided by operating
                 activities                                  9,330    10,426
                                                          --------  --------

   Investing Activities:
     Redemption of Fiberprep stock                               -   (12,783)
     Proceeds from sale and maturities of available-
       for-sale investments                                  2,750     2,700
     Purchases of property, plant and equipment             (1,351)   (1,293)
     Other (Note 2)                                         (5,317)      (45)
                                                          --------  --------

               Net cash used in investing activities        (3,918)  (11,421)
                                                          --------  --------

   Financing Activities:
     Net proceeds from issuance of Company common stock        825       632
     Issuance (repayment) of short-term obligation
       to parent company                                   (10,400)   10,400
     Repayment of long-term obligations                         (2)     (383)
                                                          --------  --------

               Net cash provided by (used in)
                 financing activities                     $ (9,577) $ 10,649
                                                          --------  --------


                                        6PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)


                                                           Six Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands)                                            1996        1995
   --------------------------------------------------------------------------
   Exchange Rate Effect on Cash                         $ (1,161)   $  1,711
                                                        --------    --------

   Increase (Decrease) in Cash and Cash Equivalents       (5,326)     11,365
   Cash and Cash Equivalents at Beginning of Period       57,028      37,250
                                                        --------    --------

   Cash and Cash Equivalents at End of Period           $ 51,702    $ 48,615
                                                        ========    ========

   Noncash Activities:
     Issuance of Company common stock in connection
       with the redemption of Fiberprep stock           $      -    $  1,428


   The accompanying notes are an integral part of these consolidated financial statements.













                                        7PAGE

                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended
   June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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

   2.   Long-term Contract

        In April 1996 the Company entered into an agreement with Tree Free Fiber (Tree Free) to supply $50.5 million in engineering, procurement, and construction services for a new paper-recycling facility, contingent upon Tree Free receiving permits and securing approximately $80.0 million in financing. Pursuant to this agreement, the Company has loaned $6.0 million to Tree Free which, contingent upon Tree Free receiving the aforementioned financing, will be treated as subordinated debt payable over a three-year period. The $6.0 million note to the Company is secured by property and equipment owned by Tree Free.

   3.   Stock Split

        In May 1996, the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on June 26, 1996, to shareholders of record as of June 12, 1996. All share and per share information, except for share information in the accompanying 1995 balance sheet, has been restated to reflect the stock split.

   4.   Subsequent Event

        In July 1996, the Company's wholly owned subsidiary, Thermo Fibergen Inc., acquired substantially all of the assets, subject to certain liabilities, of Granulation Technology, Inc. and Biodac, a division of Edward Lowe Industries, Inc. for approximately $12.0 million in cash, subject to a post-closing adjustment.

                                        8PAGE

                              THERMO FIBERTEK INC.

        The Company will account for the acquisition using the purchase method of accounting. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by approximately $3.3 million, which will be amortized over 20 years. The allocation of the purchase price will be based on the fair value of net assets acquired. Pro forma data is not presented since the acquisition was not material to the Company's results of operations and financial position.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company designs and manufactures processing machinery and accessories for the paper and paper-recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, and accessory equipment and related consumables important to the efficient operation of papermaking machines. Prior to its acquisition of Granulation Technology Inc. (GranTech) and Biodac, a division of Edward Lowe Industries, Inc., the Company's Thermo Fibergen Inc. (Thermo Fibergen) subsidiary was in the development stage and its principal business consisted of conducting research and development to develop and commercialize equipment and systems to recover valuable materials from pulp residue generated by plants that produce recycled pulp and paper. The Company has significant foreign operations, particularly in Europe, and therefore, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts.

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues decreased 2% to $48.6 million in the second quarter of 1996 from $49.6 million in the second quarter of 1995, primarily due to a decrease of $6.7 million in revenues earned by the Company's Fiberprep subsidiary under a subcontract for Thermo Electron Corporation (Thermo Electron) to supply equipment and services for an office wastepaper de-inking facility. This subcontract was substantially completed prior to the second quarter of 1996. Revenues from the Company's North American and Lamort subsidiary's accessories businesses increased $3.7 million and $1.1 million, respectively, due principally to an increase in demand. Revenues from the Company's recycling business increased $1.5 million, excluding the effect of the previously described subcontract in 1995. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $1.0 million.

                                        9PAGE

                              THERMO FIBERTEK INC.

        The gross profit margin increased to 42% in the second quarter of 1996 from 40% in the second quarter of 1995. Margin improvement at the Company's European subsidiaries and at the Company's North American accessories business was offset in part by a decrease in margins at the Company's Fiberprep subsidiary, which primarily resulted from a warranty provision recorded in 1996 for a de-inking project.

        Selling, general and administrative expenses as a percentage of revenues was unchanged at 24% in the second quarter of 1996 as compared to the second quarter of 1995. Research and development expenses increased to $1.6 million in the second quarter of 1996 from $945,000 in the second quarter of 1995, largely due to continued development of technology to recover valuable materials from pulp residue generated by plants that produce recycled pulp and paper, and also due to increased new product development in the Company's water-management business.

        Interest income decreased to $637,000 in the second quarter of 1996 from $896,000 in the second quarter of 1995, due to lower prevailing interest rates. Interest expense decreased to $158,000 in the second quarter of 1996 from $359,000 in the second quarter of 1995, due primarily to the January 1996 repayment of a $10.4 million promissory note to Thermo Electron.

        The effective tax rate was 39% in the second quarter of 1996 and 1995. The effective tax rate exceeds the statutory federal income tax rate due primarily to state income taxes, offset in part by the effect of lower foreign tax rates.

   First Six Months 1996 Compared With First Six Months 1995

        Revenues increased 5% to $97.6 million in the first six months of 1996 from $93.3 million in the first six months of 1995. Revenues from the Company's North American and Lamort subsidiary's accessories businesses increased $6.0 million and $2.9 million, respectively, due principally to an increase in demand. Revenues from the Company's recycling business increased $1.4 million, excluding the effect of a decrease in recycling revenues of $6.9 million relating to the subcontract for Thermo Electron discussed in the results of operations for the second quarter. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $333,000.

        The gross profit margin increased to 42% in the first six months of 1996 from 40% in the first six months of 1995. Margin improvement at the Company's European subsidiaries and at the Company's North American accessories business was offset in part by a decrease in margins at the Company's Fiberprep subsidiary, which primarily resulted from warranty provisions recorded in 1996 for two de-inking projects.

        Selling, general and administrative expenses as a percentage of revenues decreased to 24% in the first six months of 1996 from 25% in the first six months of 1995, due primarily to an increase in revenues.

                                       10PAGE

                              THERMO FIBERTEK INC.

   Research and development expenses increased to $2.8 million in the first six months of 1996 from $1.8 million in the first six months of 1995 for the reasons discussed in the results of operations for the second quarter.

        Interest income decreased to $1.4 million in the first six months of 1996 from $1.6 million in the first six months of 1995, due to lower prevailing interest rates. Interest expense decreased to $330,000 in the first six months of 1996 from $707,000 in the first six months of 1995, due primarily to the January 1996 repayment of a $10.4 million promissory note to Thermo Electron.

        The effective tax rate was 39% in the first six months of 1996 and 1995. The effective tax rate exceeds the statutory federal income tax rate due primarily to state income taxes, offset in part by the effect of lower foreign tax rates.

   Liquidity and Capital Resources

        Consolidated working capital was $74.4 million at June 29, 1996, compared with $70.9 million at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $51.7 million at June 29, 1996, compared with $59.8 million at December 30, 1995. Of the $51.7 million balance at June 29, 1996, $1.7 million was held by Fiberprep, with the remainder being held by the Company and its wholly owned subsidiaries. During the first six months of 1996, $9.3 million of cash was provided by operating activities. Cash provided by a decrease in accounts receivable was offset by the effect of a reduction in accounts payable and other current liabilities. The decrease in accounts receivable resulted primarily from cash collections at the Company's Lamort subsidiary. The decrease in other current liabilities was partially due to a payment which was made for a warranty claim. During the first six months of 1996 the Company loaned $6.0 million to Tree Free Fiber (Note 2) and repaid a $10.4 million promissory note to Thermo Electron.

        At June 29, 1996, $19.9 million of the Company's cash and cash equivalents were held by its Lamort subsidiary. Repatriation of this cash into the United States is subject to a 5% withholding tax in France and could also be subject to a United States tax.

        In July 1996, the Company's wholly owned subsidiary, Thermo Fibergen, acquired substantially all of the assets, subject to certain liabilities, of GranTech and Biodac for approximately $12.0 million in cash, subject to a post-closing adjustment.

        In July 1996, Thermo Fibergen filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission relating to a proposed initial public offering of 3,100,000 units at an estimated initial public offering price of $12.75 per unit. Each unit consists of one share of Thermo Fibergen common stock and one redemption right which entitles the holder to sell one share of Thermo Fibergen common stock back

                                       11PAGE

                              THERMO FIBERTEK INC.

   to Thermo Fibergen during specified periods in the future. The rights will be guaranteed, on a subordinated basis, by Thermo Electron. The Company has agreed to indemnify Thermo Electron for any payments Thermo Electron may be required to make.

        During the first six months of 1996, the Company expended $1.4 million for purchases of property, plant and equipment. In the remainder of 1996, the Company plans to make capital expenditures of approximately $4.3 million. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 21, 1996, at the Annual Meeting of Shareholders, the shareholders reelected six incumbent directors to a one-year term expiring in 1997. The directors reelected at the meeting were: Dr. Walter J. Bornhorst, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Donald E. Noble, William A. Rainville, and Paul E. Tsongas. Dr. Bornhorst, Mr. Rainville, and Mr. Tsongas each received 37,773,493 shares voted in favor of his election and 30,272 shares voted against; Dr. G. Hatsopoulos received 37,722,393 shares voted in favor of his election and 81,372 shares voted against; Mr. J. Hatsopoulos received 37,772,693 shares voted in favor of his election and 31,072 shares voted against; and Mr. Noble received 37,773,043 shares voted in favor of his election and 30,722 shares voted against. No abstentions or broker non-votes were recorded on the election of directors.

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.









                                       12PAGE

                              THERMO FIBERTEK INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of August 1996.

                                                THERMO FIBERTEK INC.



                                                Paul F. Kelleher
                                                --------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                --------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer

























                                       13PAGE

                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

    10.1        Thermo Fibergen Inc. Equity Incentive Plan (filed as
                Exhibit 10.11 to Thermo Fibergen Inc.'s Registration Statement on Form S-1 (Registration No. 333-07585) and incorporated herein by reference).

    11          Statement re: Computation of earnings per share.

    27          Financial Data Schedule.