Form 10-Q
period 1996-09-28
THERMO FIBERTEK INC
filed 1996-11-04
CIK 886346

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at October 25, 1996
        ----------------------------      -------------------------------
        Common Stock, $.01 par value                 61,097,602
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                 September 28,   December 30,
    (In thousands)                                        1996           1995
    -------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $102,164      $ 57,028
      Available-for-sale investments, at
        quoted market value (amortized cost
        of $2,781 in 1995)                                   -         2,784
      Accounts receivable, less allowances of
        $2,249 and $2,552                               33,672        43,085
      Unbilled contract costs and fees                   2,779         1,921
      Inventories:
        Raw materials and supplies                      13,847        14,283
        Work in process                                  5,349         7,577
        Finished goods                                   7,131         5,242
      Prepaid income taxes                               8,010         9,069
      Other current assets                               1,507         1,287
                                                      --------      --------
                                                       174,459       142,276
                                                      --------      --------

    Property, Plant and Equipment, at Cost              57,372        49,976
      Less: Accumulated depreciation and amortization   30,598        28,767
                                                      --------      --------
                                                        26,774        21,209
                                                      --------      --------

    Other Assets (Note 2)                                7,929         1,298
                                                      --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies                                         38,779        34,888
                                                      --------      --------
                                                      $247,941      $199,671
                                                      ========      ========







                                        2PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                September 28,   December 30,
    (In thousands except share amounts)                  1996           1995
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 16,567       $ 20,747
      Accrued payroll and employee benefits             9,846         11,115
      Billings in excess of contract costs and fees     2,862          3,018
      Customer deposits                                 1,152          1,598
      Accrued warranty costs                            6,582          9,759
      Accrued income taxes (includes $1,665 and
        $1,521 due to related party)                    3,337          4,430
      Other accrued expenses                            9,688          9,868
      Due to parent company                            15,712         10,859
                                                     --------       --------
                                                       65,746         71,394
                                                     --------       --------

    Deferred Income Taxes and Other Deferred Items      3,224          3,031
                                                     --------       --------

    Long-term Obligations (includes $15,000 due
      to related party in 1995)                            36         15,041
                                                     --------       --------

    Minority Interest (Note 5)                          4,079            574
                                                     --------       --------

    Common Stock of Subsidiary Subject to
      Redemption ($60,116 redemption value) (Note 5)   55,786              -
                                                     --------       --------

    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 75,000,000
        shares authorized; 61,124,100 and
        40,623,919 shares issued                          611            406
      Capital in excess of par value                   61,007         65,222
      Retained earnings                                60,582         46,287
      Treasury stock at cost, 29,004 and 33,223
        shares                                           (446)          (446)
      Cumulative translation adjustment                (2,684)        (1,840)
      Net unrealized gain on available-for-sale
        investments                                         -              2
                                                     --------       --------
                                                      119,070        109,631
                                                     --------       --------
                                                     $247,941       $199,671
                                                     ========       ========

    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Three Months Ended
                                               ----------------------------
                                               September 28,  September 30,
    (In thousands except per share amounts)             1996           1995
    -----------------------------------------------------------------------
    Revenues (includes $1,107 and $5,788
      from related party)                            $46,124        $56,227
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues (includes $209 and
        $3,651 for related party revenues)            26,173         33,959
      Selling, general and administrative expenses    12,421         12,252
      Research and development expenses                1,328            948
                                                     -------        -------
                                                      39,922         47,159
                                                     -------        -------

    Royalty Income                                       182            190
                                                     -------        -------

    Operating Income                                   6,384          9,258

    Interest Income                                      733            952
    Interest Expense (includes $131 and $294
      to related party)                                 (153)          (331)
                                                     -------        -------
    Income Before Provision for Income Taxes
      and Minority Interest Expense                    6,964          9,879
    Provision for Income Taxes                         2,724          3,831
    Minority Interest Expense                             27             56
                                                     -------        -------
    Net Income                                       $ 4,213        $ 5,992
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .07        $   .10
                                                     =======        =======
      Fully diluted                                  $   .07        $   .09
                                                     =======        =======
    Weighted Average Shares:
      Primary                                         61,089         60,827
                                                     =======        =======
      Fully diluted                                   64,381         64,068
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Nine Months Ended
                                              -----------------------------
                                              September 28,   September 30,
    (In thousands except per share amounts)            1996            1995
    -----------------------------------------------------------------------
    Revenues (includes $1,781 and $13,357
      from related party)                          $143,699        $149,551
                                                   --------        --------

    Costs and Operating Expenses:
      Cost of revenues (includes $662 and
        $8,285 for related party revenues)           82,469          89,528
      Selling, general and administrative expenses   35,785          35,908
      Research and development expenses               4,153           2,773
                                                   --------        --------
                                                    122,407         128,209
                                                   --------        --------

    Royalty Income                                      680             578
                                                   --------        --------

    Operating Income                                 21,972          21,920

    Interest Income                                   2,105           2,585
    Interest Expense (includes $393 and $889
      to related party)                                (483)         (1,038)
                                                   --------        --------
    Income Before Provision for Income Taxes
      and Minority Interest Expense                  23,594          23,467
    Provision for Income Taxes                        9,243           9,080
    Minority Interest Expense                            56             184
                                                   --------        --------
    Net Income                                     $ 14,295        $ 14,203
                                                   ========        ========
    Earnings per Share:
      Primary                                      $    .23        $    .23
                                                   ========        ========
      Fully diluted                                $    .23        $    .23
                                                   ========        ========
    Weighted Average Shares:
      Primary                                        61,015          60,759
                                                   ========        ========
      Fully diluted                                  64,398          64,000
                                                   ========        ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands)                                      1996            1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $ 14,295         $ 14,203
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
            Depreciation and amortization             3,652            3,819
            Provision for losses on accounts
              receivable                               (221)             543
            Minority interest expense                    56              184
            Increase (decrease) in deferred
              income taxes                              211             (241)
            Other noncash items                        (307)             (55)
            Changes in current accounts, excluding
              the effects of acquisition:
                Accounts receivable                   9,977           (3,108)
                Inventories and unbilled contract
                  costs and fees                       (216)          (6,429)
                Prepaid income taxes and other
                  current assets                        772             (545)
                Accounts payable                     (3,748)           5,325
                Other current liabilities            (7,257)          (1,658)
                                                   --------         --------
                  Net cash provided by operating
                    activities                       17,214           12,038
                                                   --------         --------
    Investing Activities:
      Acquisition, net of cash acquired (Note 4)    (12,028)               -
      Redemption of Fiberprep stock                       -          (12,783)
      Proceeds from sale and maturities of
        available-for-sale investments                2,750            4,700
      Purchases of property, plant and equipment     (3,232)          (1,865)
      Other (Note 2)                                 (5,326)             169
                                                   --------         --------
                  Net cash used in investing
                    activities                      (17,836)          (9,779)
                                                   --------         --------
    Financing Activities:
      Net proceeds from issuance of Company and
         subsidiary common stock (Note 5)            56,642              632
      Issuance (repayment) of short-term
        obligation to parent company                (10,400)          10,400
      Repayment of long-term obligations                  -             (385)
                                                   --------         --------
                  Net cash provided by financing
                    activities                     $ 46,242         $ 10,647
                                                   --------         --------

                                        6PAGE

                              THERMO FIBERTEK INC.

                `Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands)                                      1996            1995
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $   (484)        $  1,516
                                                   --------         --------

    Increase in Cash and Cash Equivalents            45,136           14,422
    Cash and Cash Equivalents at Beginning of
      Period                                         57,028           37,250
                                                   --------         --------

    Cash and Cash Equivalents at End of Period     $102,164         $ 51,672
                                                   ========         ========

    Noncash Activities:
      Issuance of Company common stock in
        connection with the redemption of
        Fiberprep stock                            $      -         $  1,428

      Fair value of assets of acquired company     $ 12,606         $      -
      Cash paid for acquired company                (12,099)               -
                                                   --------         --------

        Liabilities assumed of acquired company    $    507         $      -
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.











                                        7PAGE

                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements


    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.


    2.   Long-term Contract

         In connection with a proposed engineering, procurement, and construction project, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC (Tree-Free). The $6.0 million note to the Company is secured by property and equipment owned by Tree-Free. This project has been delayed due to the current weakness in pulp prices and, therefore, the Company does not expect that the project will proceed in the near future and expects that the note will be repaid as a result.


    3.   Stock Split

         All share and per share information, except for share information in the accompanying 1995 balance sheet, has been restated to reflect a three-for-two stock split, effected in the form of a 50% stock dividend, which was distributed in June 1996.


    4.   Acquisition

         In July 1996, the Company's Thermo Fibergen Inc. (Thermo Fibergen) subsidiary acquired substantially all of the assets, subject to certain liabilities, of Granulation Technology, Inc. (Granulation Technology) and Biodac, a division of Edward Lowe Industries, Inc. for approximately $12.1 million in cash.

                                        8PAGE

                              THERMO FIBERTEK INC.

         The acquisition has been accounted for using the purchase method of accounting and the combined results of operations of Granulation Technology and Biodac have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by approximately $4.9 million, which is being amortized over 20 years. Allocation of the purchase price for the acquisition was based on the estimated fair value of net assets acquired and is subject to adjustment. Pro forma data is not presented since the acquisition was not material to the Company's results of operations and financial position.


    5.   Issuance of Stock by Subsidiary

         In September 1996, the Company's Thermo Fibergen subsidiary sold 4,715,000 units in an initial public offering at $12.75 per unit for net proceeds of approximately $55.8 million. Each unit consists of one share of Thermo Fibergen common stock and one redemption right which entitles the holder to sell one share of Thermo Fibergen common stock back to Thermo Fibergen during specified periods in the future. The difference between the redemption value and the original carrying amount of common stock of subsidiary subject to redemption is accreted using the straight-line method over the period ending September 2000, which corresponds with the first redemption period. The accretion is charged to minority interest expense in the accompanying statement of income. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation (Thermo Electron). The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee. Following the initial public offering, the Company owned 68% of Thermo Fibergen's outstanding common stock.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Description of Business

         The Company designs and manufactures processing machinery and accessories for the paper and paper-recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, and accessory equipment and related consumables important to the efficient operation of papermaking machines. Prior to its acquisition of Granulation Technology, Inc. (Granulation Technology) and Biodac, a

                                        9PAGE

                              THERMO FIBERTEK INC.

    division of Edward Lowe Industries, Inc., the Company's Thermo Fibergen Inc. (Thermo Fibergen) subsidiary was in the development stage and its principal business consisted of conducting research and development to commercialize equipment and systems to recover valuable materials from pulp residue generated by plants that produce virgin and recycled pulp and paper.

         The Company has significant foreign operations, particularly in Europe, and therefore, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues decreased 18% to $46.1 million in the third quarter of 1996 from $56.2 million in the third quarter of 1995. Revenues earned by the Company's Fiberprep subsidiary under a subcontract from Thermo Electron Corporation (Thermo Electron) to supply equipment and services for an office wastepaper de-inking facility decreased $4.7 million because this subcontract was substantially completed in the first quarter of 1996. Revenues from the Company's recycling business decreased $4.5 million, excluding the effect of the subcontract from Thermo Electron, due to a decrease in demand resulting from depressed de-inked pulp prices. Revenues from the Company's accessories business decreased $0.4 million. This decrease includes a $1.5 million decrease from the Company's North American business, which primarily reflects a large order shipped in the third quarter of 1995, offset in part by a $1.1 million increase from the Company's Lamort subsidiary, which was principally due to an increase in demand. Revenues at the Company's Thermo Fibergen subsidiary were $1.0 million and represent revenues from Granulation Technology and Biodac, which were acquired in July 1996. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $1.0 million.

         The gross profit margin increased to 43% in the third quarter of 1996 from 40% in the third quarter of 1995, largely due to margin improvement at the Company's North American accessories business resulting primarily from an increase in direct mill sales and an increase in gross profit margin at the Company's Fiberprep subsidiary. The increase in gross profit margin at Fiberprep was primarily due to the effect of a $0.7 million payment received under the subcontract from Thermo Electron in the third quarter of 1996, which represents the Company's share of certain cost savings on the project, and a decrease in warranty provisions in the third quarter of 1996 as compared to the third quarter of 1995.

                                       10PAGE

                              THERMO FIBERTEK INC.

         Selling, general and administrative expenses as a percentage of revenues increased to 27% in the third quarter of 1996 from 22% in the third quarter of 1995, primarily due to the decrease in revenues.

         The Company's Fiberprep subsidiary is a supplier of de-inking equipment to the general contractor for a pulp mill (unrelated to the office wastepaper de-inking facility described above). The general contractor has received notices from the mill owner alleging failure to perform and claiming liquidated damages. Although the general contractor is challenging the mill owner's claims, if the general contractor is found liable, the Company has been informed that the general contractor will seek 50% of its damages from the Company. The Company's limit of liability for any contractual disputes arising from its contract totals $6.0 million. While it is reasonably possible that resolution of this matter could have a material effect on the Company's results of operations for a particular quarter, in the opinion of management the Company's reserves for such matters are adequate and such result is not likely to occur.

         Research and development expenses increased to $1.3 million in the third quarter of 1996 from $0.9 million in the third quarter of 1995, primarily due to continued development of technology by the Company's Thermo Fibergen subsidiary to recover valuable materials from pulp residue generated by plants that produce virgin and recycled pulp and paper. The Company expects Thermo Fibergen to continue to increase research and development expenses during the next fiscal year.

         Interest income decreased to $0.7 million in the third quarter of 1996 from $1.0 million in the third quarter of 1995, due to a decrease in average invested balances and lower prevailing interest rates. In September 1996, the Company's Thermo Fibergen subsidiary raised approximately $55.8 million in cash from its initial public offering. The Company anticipates an increase in interest income from the invested net proceeds from the initial public offering.

         Interest expense decreased to $0.2 million in the third quarter of 1996 from $0.3 million in the third quarter of 1995, primarily due to the January 1996 repayment of a $10.4 million promissory note to Thermo Electron.

         The effective tax rate was 39% in the third quarter of 1996 and 1995. The effective tax rate exceeds the statutory federal income tax rate due primarily to state income taxes, offset in part by the effect of lower foreign tax rates.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues decreased 4% to $143.7 million in the first nine months of 1996 from $149.6 million in the first nine months of 1995. Revenues earned by the Company's Fiberprep subsidiary under the subcontract from Thermo Electron decreased $11.6 million as discussed in the results of operations for the third quarter. Revenues from the Company's recycling

                                       11PAGE

                              THERMO FIBERTEK INC.

    business decreased $3.6 million, excluding the effect of the subcontract from Thermo Electron, due to a decrease in demand resulting from depressed de-inked pulp prices. Revenues from the Company's North American and Lamort subsidiaries' accessories businesses increased $4.4 million and $4.2 million, respectively, due principally to an increase in demand. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $1.3 million.

         The gross profit margin increased to 43% in the first nine months of 1996 from 40% in the first nine months of 1995. Margins improved at the Company's Lamort subsidiary's accessories business primarily due to a change in product mix, and at the Company's North American accessories business primarily due to an increase in direct mill sales. These improvements were offset in part by a decrease in margins at the Company's Fiberprep subsidiary primarily due to a decrease in revenues, offset in part by the effect of a $0.7 million payment received under the subcontract from Thermo Electron.

         Selling, general and administrative expenses as a percentage of revenues increased to 25% in the first nine months of 1996 from 24% in the first nine months of 1995, primarily due to a decrease in revenues.

         Research and development expenses increased to $4.2 million in the first nine months of 1996 from $2.8 million in the first nine months of 1995 for the reason discussed in the results of operations for the third quarter, as well as increased new product development in the Company's water-management business.

         Interest income decreased to $2.1 million in the first nine months of 1996 from $2.6 million in the first nine months of 1995, primarily due to lower prevailing interest rates. Interest expense decreased to $0.5 million in the first nine months of 1996 from $1.0 million in the first nine months of 1995, primarily due to the January 1996 repayment of a $10.4 million promissory note to Thermo Electron.

         The effective tax rate was 39% in the first nine months of 1996 and 1995. The effective tax rate exceeds the statutory federal income tax rate due primarily to state income taxes, offset in part by the effect of lower foreign tax rates.

    Liquidity and Capital Resources

         Consolidated working capital was $108.7 million at September 28, 1996, compared with $70.9 million at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $102.2 million at September 28, 1996, compared with $59.8 million at December 30, 1995. Of the $102.2 million balance at September 28, 1996, $57.6 million was held by Thermo Fibergen and $1.6 million was held by Fiberprep, with the remainder being held by the Company and its wholly owned subsidiaries. At September 28, 1996, $21.6 million of the Company's cash and cash equivalents were held by its Lamort subsidiary.

                                       12PAGE

                              THERMO FIBERTEK INC.

    Repatriation of this cash into the United States is subject to a 5% withholding tax in France and could also be subject to a United States tax.

         During the first nine months of 1996, $17.2 million of cash was provided by operating activities. Cash provided by a decrease in accounts receivable was offset by the effect of a reduction in accounts payable and other current liabilities. The decrease in accounts receivable resulted primarily from cash collections at the Company's Lamort subsidiary. The decrease in other current liabilities was partially due to a warranty claim payment. During the first nine months of 1996, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC (Note 2) and repaid a $10.4 million promissory note to Thermo Electron.

         In July 1996, the Company's Thermo Fibergen subsidiary acquired substantially all of the assets, subject to certain liabilities, of Granulation Technology and Biodac for approximately $12.1 million in cash (Note 4).

         In September 1996, Thermo Fibergen sold units in an initial public offering for net proceeds of approximately $55.8 million. Each unit consists of one share of Thermo Fibergen common stock and one redemption right which entitles the holder to sell one share of Thermo Fibergen common stock back to Thermo Fibergen during specified periods in the future. The rights are guaranteed, on a subordinated basis, by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.

         During the first nine months of 1996, the Company expended $3.2 million for purchases of property, plant and equipment. In the remainder of 1996, the Company plans to make capital expenditures of approximately $2.5 million. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Dependence on Paper Industry and Pulp and Paper Prices. The Company's products are primarily sold to the paper industry. Typically, the financial condition of the paper industry is tied to the general economy, as well as to paper and pulp production capacity. The paper

                                       13PAGE

                              THERMO FIBERTEK INC.

    industry entered a relatively severe down cycle in early 1996 and has not recovered. This cyclical downturn has recently adversely affected the Company's business. No assurance can be given that the financial condition of the paper industry will recover in the near future.

         Risks Associated With International Operations. During 1995, approximately 41% of the Company's sales originated outside of the United States, particularly in Europe. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. In addition, although the Company seeks to charge its customers in the same currency as its operating costs, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business and results of operations.

         Competition. The Company encounters and expects to continue to encounter significant competition in each of its principal markets. The Company believes that the principal competitive factors affecting the markets for its products include quality, service, technical expertise and product innovation. The Company's competitors include a number of large multinational corporations. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development, or ability to develop new technologies will be sufficient to enable it to compete effectively.

         Dependence on Patents and Proprietary Rights. The Company places considerable importance on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace. The Company's success depends in part on its ability to develop patentable products and obtain and enforce patent protection for its products both in the United States and in other countries. The Company owns several U.S. and foreign patents, and intends to file additional applications as appropriate for patents, covering its products. No assurance can be given that patents will issue from any pending or future patent applications owned by or licensed to the Company, or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology.

                                       14PAGE

                              THERMO FIBERTEK INC.

    In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected.

         The Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

         Limitation on Operating Flexibility. Thermo Electron Corporation, which owns 82% of the outstanding capital stock of the Company as of September 28, 1996, has expressed its intention, for the foreseeable future, to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal income tax returns with the Company. This may limit the Company's ability to raise funds in the future by selling additional equity capital. If adequate funds are not available, the Company may be required to limit its capital expenditures, research and development expenditures, and/or other operations.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.







                                       15PAGE

                              THERMO FIBERTEK INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of November 1996.

                                             THERMO FIBERTEK INC.



                                             Paul F. Kelleher
                                             --------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer


























                                       16PAGE

                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                Page
    -----------------------------------------------------------------------

      10.1       Stock Holdings Assistance Plan and Form of
                 Promissory Note.

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.