Form 10-K
period 1996-12-28
THERMO FIBERTEK INC
filed 1997-03-14
CIK 886346

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ___________________________________________
                                    FORM 10-K
    (mark one)

    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

    [   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 1-11406

                              THERMO FIBERTEK INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       52-1762325
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    81 Wyman Street
    Waltham, Massachusetts                                         02254-9046
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of each exchange on which registered
    ----------------------------   -----------------------------------------
    Common Stock, $.01 par value             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $100,854,000.

    As of January 24, 1996, the Registrant had 61,138,880 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1.  Business

    (a) General Development of Business

        Thermo Fibertek Inc. (the Company or the Registrant) designs and manufactures processing machinery and accessories for the paper and paper-recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, accessory equipment and related consumables important to the efficient operation of papermaking machines, and water-management systems essential for draining, purifying, and recycling process water.

        The Company's predecessors have been in operation for more than 80 years, and the Company has a large, stable customer base that includes most papermakers worldwide. The Company seeks to expand its business through the introduction of new products and technologies to these customers. The Company currently manufactures its products in several countries in Europe and North America, and licenses certain of its products for manufacture in South America and the Pacific Rim.

        In February 1996, Thermo Fibergen Inc. (Thermo Fibergen) was incorporated as a wholly owned subsidiary of the Company. In connection with the capitalization of Thermo Fibergen, the Company transferred to Thermo Fibergen a license to use certain technology and its business relating to the development of equipment and systems to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper, together with $12,500,000 in cash, in exchange for 10,000,000 shares of Thermo Fibergen's common stock.

        In July 1996, GranTek Inc. (GranTek) a wholly owned subsidiary of Thermo Fibergen, acquired substantially all of the assets, subject to certain liabilities, of Granulation Technology, Inc. (Granulation Technology) and Biodac, a division of Edward Lowe Industries, Inc., for approximately $12.1 million in cash. GranTek employs patented technology to produce absorbing granules from papermaking sludge. These granules, marketed under the trade name BIODAC(R), are currently used as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, and mosquito control applications.

        In September 1996, Thermo Fibergen sold 4,715,000 units, each unit consisting of one share of Thermo Fibergen common stock and one redemption right, in an initial public offering at $12.75 per unit for net proceeds of approximately $55.8 million. The common stock and redemption rights began trading separately on December 13, 1996. Holders of a redemption right have the option to require Thermo Fibergen to redeem in September 2000 and 2001, one share of Thermo Fibergen common stock at $12.75 per share. The redemption rights carry terms that generally provide for their expiration if the closing price of Thermo Fibergen's common stock exceeds $19 1/8 for 20 of any 30 consecutive trading days prior to September 2001. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is

                                        2PAGE
    required to make a payment under the guarantee. Following the initial public offering, the Company owned 68% of Thermo Fibergen's outstanding common stock.

        On February 26, 1997, the Company entered into a letter of intent to acquire the assets, subject to certain liabilities, of the stock-preparation business of The Black Clawson Company (Black Clawson) for approximately $110 million in cash. Black Clawson is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper" such as that used for corrugated boxes. The transaction is subject to several conditions, including completion by the Company of its due diligence investigation; negotiation of a definitive agreement; regulatory approvals, including antitrust clearances; and approval by the Board of Directors of the Company, Thermo Electron, and Black Clawson. If this transaction is consummated, the Company intends to borrow a portion of the purchase price from Thermo Electron.

        At December 28, 1996, Thermo Electron owned 51,520,895 shares, or 84%, of the Company's outstanding common stock. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

        Thermo Electron intends, for the foreseeable future, to maintain at least 80% ownership of the Company so that it may continue to file consolidated U.S. federal income tax returns with the Company. This may require the purchase by Thermo Electron of additional shares of the Company's common stock from time to time as the number of outstanding shares of the Company increases. These and any other purchases may be made either in the open market, directly from the Company, or pursuant to conversion of the subordinated convertible note issued by the Company to Thermo Electron. During 1996*, Thermo Electron purchased 2,383,350 shares of the Company's common stock in the open market at a total cost of $29,082,000. See Notes 5 and 8 to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders for a description of outstanding stock options and the convertible note issued by the Company.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking

    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE

    Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

    (b)  Financial Information About Industry Segments

        The Company is engaged in one business segment: the design and manufacture of equipment, accessory products, and water-management systems for the paper and paper-recycling industries.

    (c)  Description of Business

        (i)    Principal Products and Services

    Recycling

        The Company develops, designs, and manufactures custom-engineered systems that remove debris, impurities, and ink from wastepaper, and processes it into a fiber mix used to produce either white or brown grades of recycled paper. The Company offers more than 20 products related to all aspects of the recycling process. Some of the systems include:

        Pulping and Trash Removal Systems, including specialized high- and low-consistency pulpers that blend wastepaper with water and certain chemicals to form pulp without contaminant breakdown, thus increasing the efficiency of debris removal; and poires (scavengers) that remove large debris.

        Cleaning and Screening Systems, including high-density screens and cleaners to remove metals and sand from the pulp mixture, fine screens to filter microscopic particles of glue and plastic from the pulp mixture, and the patented Gyroclean(R) system to remove "stickies" and the lightest plastics from the pulp.

        De-inking Systems, including the newly patented MacCell that uses the latest generation of Autoclean injectors to produce small air bubbles in the bottom of the pulp slurry. The ink bonds to the air bubbles and rises to the surface, where it is removed through a unique propellant system. The efficiency of this unit and the reduced floor space required for equivalent ink removal make the MacCell one of the Company's most important products within a de-inking system.

        Reject-handling and Water-treatment Systems, including gravity type strainers and in-line filtration (developed by the Company's AES Engineered Systems (AES) division), as well as compactors and sand separators designed to recapture "good" fiber rejected with debris in the primary process line.

        The Company's GranTek subsidiary employs patented technology to produce absorbing granules from papermaking sludge. These granules, marketed under the trade name BIODAC, are currently used as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, and mosquito control applications.

                                        4PAGE

        Revenues from the Company's paper-recycling business were $56.2 million, $77.0 million, and $50.7 million in 1996, 1995, and 1994, respectively.

    Accessories

        The Company designs, develops, and manufactures a wide range of accessories that continuously clean the rolls of a papermaking machine, remove the sheet (web) from the roll, automatically cut the web during sheet breaks, and remove curl from the sheet. These functions are critical for paper manufacturers because it helps them avoid potential catastrophic damage to the papermaking equipment while reducing expensive machine downtime and improving paper quality. Accessories include:

        Doctors and related equipment, that shed the sheet from the roll during sheet breaks and start-ups and keep rolls clean by removing stock accumulations, water rings, fuzz, pitch, and filler buildup.

        Profiling Systems, that help ensure a uniform gloss on the web and control moisture and curl within the sheet.

        Revenues from the Company's accessories business were $82.2 million, $73.9 million, and $60.4 million in 1996, 1995, and 1994, respectively.

    Water-management

        The Company designs, develops, and manufactures equipment used to drain water from the pulp's slurry, form the sheet web, and reuse the process water. These systems include:

        Formation Tables, consisting of free-draining elements and vacuum augmented elements to control the amount of water removed from the pulp slurry to form the paper web.

        Showers and Felt-conditioning Systems, used to clean and condition the fabrics and felts which in turn are used to transport the paper web through various stages of the papermaking machine.

        Water-filtration Systems, consisting of pressure, gravity, and vacuum assisted filters and strainers used to remove extraneous contaminants from the process water before reuse and to recover reusable fiber for recycle back into the pulp slurry.

        Revenues from the Company's water-management business were $40.0 million, $40.8 million, and $32.2 million in 1996, 1995, and 1994, respectively.

    Other

        The Company also manufactures and markets dryers and pollution-control equipment for the printing, papermaking, and converting industries. The Company's dryers transfer heat efficiently from the dryer to the paper web resulting in significant energy savings and improved paper and printing quality. The Company's thermal incinerators reduce

                                        5PAGE
    volatile organic compounds (VOCs) that are produced when solvents contained in the printed or coated material evaporate.

        (ii) and (xi)  New Products; Research and Development

        The Company believes that it has a reputation as a technological innovator in the market niches it serves, although rapid technological obsolescence is not characteristic of the Company's business. The Company, which maintains active programs for the development of new products using both new and existing technologies, has technology centers in Europe and the U.S. dedicated to specific research projects and markets.

        For recycling equipment, the Company maintains a stock-preparation pilot laboratory adjacent to the manufacturing facility at its E. & M. Lamort, S.A. (Lamort) subsidiary that contains all equipment necessary to replicate a commercial stock-preparation system. A customer's wastepaper can be tested to determine the exact system configuration that would be recommended for its future facility. The testing laboratory is also used to evaluate prototype equipment, enabling research teams to quickly and thoroughly evaluate new designs. In addition, the Company works closely with its customers in the development of products, typically field testing new products on the customers' papermaking machines. In the U.S., one facility houses an operation for continued development of accessory products, while another includes development of new water-management products. GranTek's processing center in Green Bay, Wisconsin, contains a pilot plant that has been used to develop many of the processes employed in GranTek's main facility.

        The Company seeks to develop a broad range of equipment for all facets of the markets it serves. Over the next several years the Company expects to focus its research and development efforts on the advancement of paper-recycling equipment to further improve the quality of recycled paper. In 1996, the Company accelerated expenditures at its Thermo Fibergen subsidiary to develop technology to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper.

        Research and development expenses for the Company were $5.5 million, $4.1 million, and $3.8 million in 1996, 1995, and 1994, respectively.

        (iii)  Raw Materials

        Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv)   Patents, Licenses, and Trademarks

        The Company protects its intellectual property rights by applying for and obtaining patents when appropriate. The Company also relies on technical know-how, trade secrets, and trademarks to maintain its

                                        6PAGE
    competitive position. The Company has numerous U.S. and foreign patents, expiring on various dates ranging from 1997 to 2014.

        Third parties have certain rights in two of the Company's patents that were jointly developed with such parties. The initial development of the Company's Gyroclean equipment was provided by Centre Technique du Papier (CTP), to which the Company provided further design refinement and applications expertise. The Company currently holds an exclusive long-term, worldwide license for a patent on technology that CTP developed. The Company and CTP have joint ownership of a second patent on technology that was jointly developed.

        The Company maintains a worldwide network of licensees and cross-licensees of products with other companies servicing the pulp, papermaking, converting, and paper-recycling industries. The Company holds an exclusive worldwide license for its de-inking cells under an agreement that extends until 2007. The Company also has license arrangements with several companies with regard to its dryers, pollution-control equipment, and accessory equipment. The Company's Thermo Fibergen subsidiary has granted two companies nonexclusive licenses under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil-and-grease absorption and cat-box filler markets.

        The Company's 95%-owned Fiberprep subsidiary was granted a license in 1988 from Aikawa Iron Works Co., Ltd. (Aikawa) to manufacture and sell stock-preparation equipment for brown paper in the U.S. and Canada. Aikawa owns 5% of Fiberprep's common stock. The Company granted to Fiberprep a similar license for stock-preparation equipment for white paper. The licenses with Fiberprep automatically renew every two years unless canceled upon six months' notice by Fiberprep or the respective licensors.

        (v)    Seasonal Influences

        There are no significant seasonal influences on the Company's sales of products and services.

        (vi)   Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii)  Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's revenues in any of the past three years.

        (viii) Backlog

        The Company's backlog of firm orders as of December 28, 1996, and December 30, 1995, was $37.1 million and $50.8 million, respectively. The Company anticipates that substantially all of the backlog at December 28, 1996, will be shipped or completed in 1997.

                                        7PAGE

        (ix)   Government Contracts

        Not applicable.

        (x)    Competition

        The Company faces significant competition in each of its principal markets. The Company competes principally on the basis of quality, service, technical expertise, product innovation, and price. The Company believes that the reputation it has established over more than 80 years for quality products and in-depth process knowledge provides it with a competitive advantage. In addition, a significant portion of the Company's business is generated from its existing customer base. To maintain this base, the Company has emphasized service and a problem-solving relationship with its customers.

        The Company is a leading supplier of recycling equipment for the preparation of wastepaper to be used in the production of recycled paper. There are several major competitors that supply various pieces of equipment for this process. The Company's principal competitors on a worldwide basis are Voith Sulzer Papiertechnik, Black Clawson, Beloit Corporation, Ahlstrom Machine Company, Kvaerner Pulping Technologies, Sunds Defibrator Inc., Maschinenfabrik Andwitz AG, and Celleco AB. Various competitors tend to specialize in niche market segments such as white paper or brown paper. The Company competes in the recycling-equipment marketplace primarily on the basis of systems knowledge, product innovation, and price.

        The Company is a leading supplier of specialty accessory equipment for papermaking machines. Because of the high capital costs of papermaking machines and the role of the Company's accessories in maintaining the efficiency of these machines, the Company generally competes in this market on the basis of service, technical expertise, and performance.

        The Company is a leading supplier of water-management systems. Various competitors exist in the formation table, conditioning and cleaning systems, and filtration systems markets. JWI Group/Johnson Foils is a major supplier of formation tables while a variety of smaller companies compete within the cleaning and conditioning and filtration markets. In each of these areas, process knowledge, application experience, product quality, service, and price are key factors.

        (xii)  Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of December 28, 1996, the Company employed approximately 1,100 people. Approximately 68 employees at the Company's Kaukauna, Wisconsin, operation are represented by a labor union collective bargaining

                                        8PAGE
    agreement expiring May 31, 1998. Approximately 32 employees at the Company's Pointe Claire, Quebec, Canada, operation are represented by a labor union collective bargaining agreement expiring August 31, 1999. Approximately 38 employees at the Company's Guadalajara, Mexico, operation are represented by a labor union under an annual collective bargaining agreement. In addition, employees of the Company's subsidiaries in France and England are represented by trade unions. The Company has had no work stoppages and considers its relations with employees and unions to be good.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about foreign operations is summarized in Note 12 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference. The Company's export operations currently are insignificant.

    (e) Executive Officers of the Registrant

                                       Present Title
    Name                       Age     (Year First Became Executive Officer)
    ------------------------------------------------------------------------
    William A. Rainville       55      President and Chief Executive Officer
                                         (1991)
    John N. Hatsopoulos*       62      Vice President and Chief Financial
                                          Officer (1991)
    Jan-Eric Bergstedt         61      Vice President (1996)
    Edwin D. Healy             59      Vice President; President, Fiberprep,
                                         Inc. (1994)
    Bruno Lamort de Gail       62      Vice President (1991)
    Thomas M. O'Brien          45      Vice President, Finance (1994)
    Edward J. Sindoni          52      Vice President; President, Thermo
                                         Web Systems, Inc. (1994)
    Paul F. Kelleher           54      Chief Accounting Officer (1991)

    * John N. Hatsopoulos and Dr. George N. Hatsopoulos, a director of the Company, are brothers.

         Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers except Messrs. Bergstedt, Healy, O'Brien, and Sindoni have held comparable positions for at least five years with the Company or with its parent company, Thermo Electron. Mr. Bergstedt has been a Vice President of the Company since November 1993 and was designated an executive officer in 1996. Prior to joining the Company, Mr. Bergstedt was Group Vice President, Pulp and Paper, at Andritz Sprout-Bauer, Inc., a supplier of equipment to the pulp and paper industry, from January 1991 to December 1992. Mr. Healy has been a Vice President of the Company since November 1991, President of Fiberprep since May 1988, and was designated an executive officer of the Company in 1994. Mr. O'Brien has been Vice President, Finance of the Company since November 1991 and was designated an executive officer in 1994. Mr. Sindoni has been a Vice President of the Company since November 1991, President of the Company's Thermo Web

                                        9PAGE

     Systems, Inc. subsidiary since January 1993, was Senior Vice President of Thermo Web Systems Inc. from 1987 to January 1993, and was designated an executive officer in 1994. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2. Properties

        The Company owns approximately 925,000 square feet and leases approximately 219,000 square feet of manufacturing, engineering, and office space worldwide under leases expiring at various dates ranging from 1997 to 2001. The majority of the Company's engineering and manufacturing space is located in Auburn, Massachusetts; Queensbury, New York; Kaukauna, Wisconsin; Green Bay, Wisconsin; Pointe Claire, Quebec, Canada; Vitry-le-Francois, France; and Bury, England. The Company also has smaller facilities in the United States, England, Germany, Sweden, and Italy. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended.


    Item 3.  Legal Proceedings

        Not applicable.


    Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.






                                       10PAGE

                                     PART II


    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6.  Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.



                                       11PAGE

                                    PART III


    Item 10.  Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11.  Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13.  Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


                                       12PAGE

                                     PART IV


    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

    (a),(d)  Financial Statements and Schedules

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                 Consolidated Statement of Income
                 Consolidated Balance Sheet
                 Consolidated Statement of Cash Flows
                 Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                 Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                 Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

    (b)      Reports on Form 8-K

             During the Company's quarter ended December 28, 1996, the Company was not required to file, and did not file, any Current Report on Form 8-K.

    (c)      Exhibits

             See Exhibit Index on the page immediately preceding exhibits.
                                       13PAGE

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 12, 1997               THERMO FIBERTEK INC.



                                       By: William A. Rainville
                                           --------------------
                                           William A. Rainville
                                           President and Chief Executive
                                           Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 12, 1997.

    Signature                          Title


    By: William A. Rainville           President, Chief Executive Officer,
        ---------------------
        William A. Rainville             and Director


    By: John N. Hatsopoulos            Vice President, Chief Financial
        ---------------------
        John N. Hatsopoulos             Officer, and Director


    By: Paul F. Kelleher               Chief Accounting Officer
        ---------------------
        Paul F. Kelleher


    By: Walter J. Bornhorst            Director
        ---------------------
        Walter J. Bornhorst


    By: George N. Hatsopoulos          Director
        ---------------------
        George N. Hatsopoulos


    By: Donald E. Noble                Chairman of the Board and Director
        ---------------------
        Donald E. Noble


                                       14PAGE

                    Report of Independent Public Accountants


    To the Shareholders and Board of Directors of Thermo Fibertek Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Fibertek Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1997 (except with respect to the matter discussed in Note 14 as to which the date is February 26, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 Arthur Andersen LLP



    Boston, Massachusetts
    February 3, 1997






                                       15PAGE

Schedule II


                              THERMO FIBERTEK INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                  Balance at   Provision              Accounts           Balance
                   Beginning     Charged   Accounts    Written            at End
                     of Year  to Expense  Recovered        Off Other(a)  of Year
                  ----------  ----------  ---------  --------- -------   -------
Year Ended
December 28, 1996

  Allowance for
    Doubtful
    Accounts          $2,552      $ (450)   $   74      $ (202) $  (26)   $1,948

Year Ended
December 30, 1995

  Allowance for
    Doubtful
    Accounts          $2,097      $  440    $    -      $ (110) $  125    $2,552

Year Ended
December 31, 1994

  Allowance for
    Doubtful
    Accounts          $1,641      $  508    $    -      $ (163) $  111    $2,097



(a) In 1996, represents translation adjustment, net of $30 allowance of business acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders, and represents translation adjustment in 1995 and 1994.

                                       16PAGE

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      2.1 Share Redemption Agreement, dated as of December 22, 1994, by and among the Registrant, Fiberprep, and Aikawa Iron Works Co., Ltd. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to events occurring on January 2, 1995 [File No 1-11406] and incorporated herein by reference).

      3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-11406] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      4.1 Note Purchase Agreement dated as of February 22, 1994, between the Registrant and Thermo Electron (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-11406] and incorporated herein by reference).

      4.2 $15,000,000 principal amount Subordinated Convertible Note due 1997 from the Registrant to Thermo Electron (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-11406] and incorporated herein by reference).

      4.3 $5,000,000 promissory note dated September 14, 1993, from the Registrant to Thermo Electron (filed as Exhibit 2(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-11406] and incorporated herein by reference).

      4.4 $10,400,000 promissory note dated January 5, 1995, from Fiberprep, Inc. to Thermo Electron (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K relating to events occurring on January 2, 1995 [File No. 1-11406] and incorporated herein by reference).

      10.1 Exchange Agreement dated as of December 28, 1991, between Thermo Electron and the Registrant (filed as Exhibit 10(a) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

                                       17PAGE

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      10.2 Amended and Restated Corporate Services Agreement dated January 3, 1993, between Thermo Electron and the Registrant (filed as Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-11406] and incorporated herein by reference).

      10.3 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-11406] and incorporated herein by reference).

      10.4 Thermo Web Systems, Inc. (formerly Thermo Electron Web Systems, Inc.) Retirement Plan, as amended (filed as
                 Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.5 Noncompetition Agreement dated May 30, 1990, between Thermo Electron and Bruno Lamort de Gail (filed as Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.6 Lamort Retirement Plan (filed as Exhibit 10(i) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.7 Lamort Retirement Plan for Key Employees (filed as Exhibit 10(j) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.8 Severance Agreement dated January 8, 1988, between Thermo Electron and William A. Rainville (filed as Exhibit 10(p) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.9 Employment Agreement dated as of May 30, 1990, between the Registrant and Bruno Lamort de Gail (filed as Exhibit 10(q) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.10 Form of Indemnification Agreement for officers and directors (filed as Exhibit 10(s) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

                                       18PAGE

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      10.11 Tax Allocation Agreement dated as of December 28, 1991, between the Registrant and Thermo Electron (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-11406] and incorporated herein by reference).

      10.12 Amended and Restated Master Repurchase Agreement dated as of December 28, 1996.

      10.13 Assignment Agreement dated as of December 22, 1994, between Thermo Electron and TE Great Lakes, Inc. (filed as Exhibit
                 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

      10.14 Management Services Agreement dated as of December 22, 1994, between TE Great Lakes, Inc. and Fiberprep (filed as
                 Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

      10.15 Equipment Supply Agreement dated as of December 22, 1994, between TE Great Lakes, Inc. and Fiberprep, Inc. (filed as
                 Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

    10.16-10.18  Reserved.

      10.19      Incentive Stock Option Plan of the Registrant (filed as
                 Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.20      Nonqualified Stock Option Plan of the Registrant (filed as
                 Exhibit 10(l) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      10.21 Equity Incentive Plan of the Registrant (filed as Attachment A to the Proxy Statement dated May 3, 1994, of the Registrant [File No. 1-11406] and incorporated herein by reference).

      10.22 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(m) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

                                       19PAGE

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      10.23      Directors' Stock Option Plan of the Registrant (filed as
                 Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-11406] and incorporated herein by reference).

      10.24      Thermo Fibergen Inc. Equity Incentive Plan (filed as
                 Exhibit 10.11 to Thermo Fibergen Inc.'s Registration Statement on Form S-1 [Registration No. 333-07585] and incorporated herein by reference).

      10.25      Thermo Fibertek - Thermo Fibergen Nonqualified Stock Option
                 Plan.

                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant or to such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996 [File No. 1-11827] and are incorporated herein by reference.

      10.26      Restated Stock Holding Assistance Plan and Form of
                 Promissory Note.

      11         Statement re: Computation of Earnings per Share.

      13 Annual Report to Shareholders for the year ended December 28, 1996 (only those portions incorporated herein by reference).

      21         Subsidiaries of the Registrant.

      23         Consent of Arthur Andersen LLP.

      27         Financial Data Schedule.