Form 10-K/A
period 1996-12-28
THERMO FIBERTEK INC
filed 1997-04-25
CIK 886346

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

        (mark one)   X      Annual Report Pursuant to Section 13 or
                   -----
                            15(d) of the Securities Exchange Act of 1934

                            Transition Report Pursuant to Section 13 or
                   -----
                            15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
             -------------------                -------------------------

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

        Indicate by check mark if disclosure of delinquent filers
        pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
        amendment to this Form 10-K. [    ]
PAGE

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $100,854,000.

        As of January 24, 1997, the Registrant had 61,138,880 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



             Part III, Item 10.       Directors and Executive Officers of
                                      the Registrant.

             Part III, Item 11.       Executive Compensation.

             Part III, Item 12.       Security Ownership of Certain
                                      Beneficial Owners and
                                      Management.

             Part III, Item 13.       Certain Relationships and
                                      Transactions.


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                      THERMO FIBERTEK INC.


                                      By: /s/ Sandra L. Lambert
                                          -------------------------------

                                           Sandra L. Lambert
                                           Secretary
PAGE

                                  ATTACHMENT A

        DIRECTORS

             Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its majority-owned subsidiary, Thermo Fibergen Inc. ("Thermo Fibergen"), and of its parent company, Thermo Electron Corporation ("Thermo Electron"),a diversified high technology company, is reported under the caption "Stock Ownership."
        Senator Paul E. Tsongas, who served as a director of the Corporation since 1992, passed away in January 1997.

        Dr. Walter J.       Dr. Bornhorst, 56, has been a director of
        Bornhorst           the Corporation since its inception in
                            1991. Since 1994, Dr. Bornhorst has been the chairman of Z Corporation, a developer of rapid prototyping equipment. From the inception of the Corporation to December
                            1992, Dr. Bornhorst was chairman of the
                            board.  He was senior vice president of
                            Thermo Electron from 1985 to 1992.  Dr.
                            Bornhorst is also a director of Thermo
                            Cardiosystems Inc. Dr. Bornhorst is the son-in-law of Dr. George N. Hatsopoulos, a director of the Corporation.

        Dr. George N.       Dr. Hatsopoulos, 70, has been a director of
        Hatsopoulos         the Corporation since its inception. Dr.
                            Hatsopoulos has been the chairman of the board and chief executive officer of Thermo
                            Electron since he founded the company in 1956 and was president of Thermo Electron from 1956 to January 1997. Dr. Hatsopoulos is also a director of Photoelectron
                            Corporation, Thermedics Inc., Thermo
                            Electron, Thermo Ecotek Corporation, Thermo
                            Instrument Systems Inc., Thermo Optek
                            Corporation, ThermoQuest Corporation and
                            ThermoTrex Corporation. Dr. Hatsopoulos is the brother of Mr. John N. Hatsopoulos, a director, the chief financial officer and a vice president of the Corporation, and is the father-in-law of Dr. Walter J.
                            Bornhorst, a director of the Corporation.




                                        1
PAGE

        John N. Hatsopoulos Mr. Hatsopoulos, 62, has been a director, chief financial officer and vice president of the Corporation since its inception. He has been the president of Thermo Electron since January 1997, the chief financial officer of Thermo Electron since 1988, and was an executive vice president of Thermo Electron from 1986 to 1997. Mr. Hatsopoulos is also a director of LOIS/USA Inc., Thermedics Inc., Thermo Ecotek Corporation, Thermo Instrument Systems Inc., Thermo Power Corporation, Thermo TerraTech Inc. and ThermoTrex Corporation. Mr. Hatsopoulos is the brother of Dr. George N. Hatsopoulos, a director of the Corporation.

        Donald E. Noble     Mr. Noble, 82, has been a director of the
                            Corporation since January 1992 and chairman
                            of the board since December 1992. From 1959
                            to 1980, Mr. Noble served as the chief
                            executive officer of Rubbermaid
                            Incorporated, first with the title of
                            president and then as the chairman of the
                            board.  Mr. Noble is also a director of
                            Thermo Electron, Thermo Power Corporation,
                            Thermo Sentron Inc. and Thermo TerraTech
                            Inc.
        William A.          Mr. Rainville, 55, has been president and
        Rainville           chief executive officer of the Corporation
                            since its inception and a director since
                            January 1992.  From 1984 until January
                            1993, Mr. Rainville was the president and chief executive officer of Thermo Web
                            Systems Inc., a subsidiary of the
                            Corporation.  He has been a senior vice
                            president of Thermo Electron since March
                            1993 and was a vice president from 1986 to 1993. Mr. Rainville is also a director of Thermo Ecotek Corporation, Thermo Fibergen
                            Inc., Thermo TerraTech Inc. and Thermo
                            Remediation Inc.

        Committees of the Board of Directors and Meetings

             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are Mr. Noble (Chairman) and Dr. Bornhorst. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr.

                                       2
PAGE

        Noble (Chairman) and Dr. Bornhorst. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met six times, the Audit Committee met once and the Human Resources Committee met five times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and committees on which he served held during fiscal 1996.

        Compensation of Directors

        Cash Compensation

             Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $5,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Beginning in January 1997, the non-employee chairman of the board receives an additional meeting fee for his service equal to $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone. Payment of directors' fees is made quarterly. Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and Mr. Rainville are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

        Deferred Compensation Plan

             Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock on the common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event.
                                       3
PAGE

        Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 100,000 shares of Common Stock are currently reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, deferred units equal to 10,119.76 shares of Common Stock were accumulated under the Deferred Compensation Plan.

        Directors Stock Option Plan

             The Corporation's directors stock option plan (the "Directors Plan"), provides for the grant of stock options to purchase shares of common stock of the Corporation and its majority-owned subsidiaries to outside directors as additional
        compensation for their service as directors.   Commencing in
        1997, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually. In addition, the Directors Plan provides for the automatic grant every five years of options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors.

             Prior to 1996, the Directors Plan provided for the grant of stock options upon a director's initial appointment. Outside directors appointed before the amendment of the plan received an option to purchase 40,000 shares of Common Stock upon their initial appointment or election. Options granted prior to 1996 are immediately exercisable, and are subject to restrictions upon transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. Such repurchase rights lapse ratably over a five-year period, commencing with the first anniversary of the grant date. These options expire on the seventh anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date.

             Outside directors first appointed or elected during 1996 were automatically granted options to purchase 8,000 shares of Common Stock upon their election or appointment under this provision of the Directors Plan. These options are exercisable six months after the date of grant, and are subject to restrictions upon transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. Such repurchase rights lapse in their entirety on the first anniversary of the grant date. These options expire on the fifth anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date. The grant of options upon a director's appointment
                                       4
PAGE
        was discontinued after December 31, 1996, pursuant to the terms of the plan, as amended.

             Commencing with the Annual Meeting of Stockholders to be held in 1997, outside directors will receive an annual grant of options to purchase 1,000 shares of Common Stock pursuant to the Directors Plan at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

             In addition, under the Directors Plan, outside directors are automatically granted every five years options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction, and also as of the close of business on the date of every fifth Annual Meeting of the Stockholders of the Corporation that occurs thereafter during the duration of the Plan. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended (''Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. Under this provision of the Directors Plan, each eligible outside director will receive an option to purchase 1,500 shares of the common stock of the Corporation's majority-owned subsidiary, Thermo Fibergen Inc., at the close of business on the date of the 1997 Annual Meeting of Stockholders.

             The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five
                                       5
PAGE
        trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of March 1, 1997, an aggregate of 675,000 shares of Common Stock had been reserved for issuance under the Directors Plan, options to purchase 189,525 shares of Common Stock were outstanding, options to purchase 96,000 shares had been exercised, no options had lapsed and 389,475 shares of
                                                         -
        Common Stock were available for grant under the Directors Plan.

        Stock Ownership Policies for Directors

             During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

             In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

        STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and the Corporation's majority-owned subsidiary, Thermo Fibergen Inc. ("Thermo Fibergen"), as of March 1, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and
        (iv) all directors and executive officers as a group.

             While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.




                                       6
PAGE







        Name                         Thermo Fibertek (2) Thermo Electron (3)Thermo Fibergen (4)

        Thermo Electron Corporation  53,524,307          N/A                N/A
        (5)
        Jan-Eric Bergstedt (6)       67,980              20,691             20,250

        Walter J. Bornhorst          168,825             9,415              0

        George N. Hatsopoulos        191,910             3,512,279          20,000

        John N. Hatsopoulos          119,155             526,768            20,000

        Edwin D. Healy               205,806             56,624             10,000

        Bruno Lamort de Gail         202,500             550                10,000

        Donald E. Noble              114,250             54,701             3,000

        William A. Rainville (6)     517,894             252,294            41,500

        Edward J. Sindoni            221,695             46,026             10,000

        All directors and current
        executive officers as a    2,108,566          4,658,839            149,750
        group (11 people)




         (1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and Thermo Fibergen beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

        (2) The shares of Common Stock shown in the table reflect a three-for-two split of such stock effected in June 1996 in the form of a 50% stock dividend. Shares beneficially owned by Mr. Bergstedt, Dr. Bornhorst, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Healy, Mr. Lamort de Gail, Mr. Noble, Mr. Rainville, Mr. Sindoni and all directors and executive officers as a group include 64,500, 168,825, 157,910, 97,200, 202,500, 202,500,
        95,850, 495,000, 202,500 and 1,977,035 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Noble and all directors and executive officers as a group include 5,715 shares that had been allocated through March 1, 1997, to Mr. Noble's account maintained under the Corporation's Deferred Compensation Plan for directors. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 3.3% of the Common Stock outstanding as of such date.

        (3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Mr. Bergstedt, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Healy, Mr. Noble, Mr. Rainville, Mr. Sindoni and all directors and executive officers as a group include 19,650, 1,499,500, 429,685, 46,725,
        9,375, 205,648, 28,350 and 2,374,261 shares, respectively, that such person or members of the group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and all directors and executive officers as a group include 2,164, 1,934 and 5422 full shares, respectively, allocated through March 1, 1997 to accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets are executive officers of Thermo Electron (the "ESOP"). Shares beneficially owned by Mr. Noble and all directors and executive officers as a group each include 41,911 shares allocated through March 1, 1997, to Mr. Noble's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 89,601 shares held by his' spouse, 168,750 shares held by a QTIP trust of which his spouse is the trustee, 39,937 shares held by a family trust of which his
                                       7
PAGE
        spouse is the trustee, and 153 shares allocated to the account of his spouse maintained pursuant to the ESOP. Shares beneficially owned by Mr. Lamort de Gail include 550 shares held by his daughter. Except for Dr. G. Hatsopoulos, who beneficially owned 2.3% of the Thermo Electron common stock outstanding as of March 1, 1997, no director or executive officer beneficially owned more than 1% of such common stock outstanding as of such date; all directors and executive officers as a group beneficially owned approximately 3% of the Thermo Electron common stock outstanding as of March 1, 1997.

        (4) Shares of the common stock of Thermo Fibergen beneficiary owned by Mr. Bergstedt, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Healy, Mr. Lamort de Gail, Mr. Rainville, Mr. Sindoni and all directors and executive officers as a group include 19,500, 20,000, 20,000, 10,000, 10,000, 40,000, 10,000 and 144,500
        shares, respectively, that such person or members of the group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Bergstedt include 750 shares owned by his spouse. No director or executive officer beneficially owned more than 1% of such common stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned less than 1% of the Thermo Fibergen common stock outstanding as of such date.

        (5) Includes 1,888,122 shares Thermo Electron has the right to acquire within 60 days of March 1, 1997 through the conversion of a convertible note of the Corporation issued to Thermo Electron on February 22, 1994. Thermo Electron beneficially owned 84% of the Common Stock outstanding as of March 1, 1997. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046.

        (6) As of March 1, 1997, Mr. Bergstedt and Mr. Rainville beneficially owned 750 and 1,500 redemption rights, respectively, issued by Thermo Fibergen. The redemption rights beneficially owned by Mr. Bergstedt are held by his spouse. Each of these rights, issued in a public offering in September 1996, permits the holder to sell one share of Thermo Fibergen common stock back to Thermo Fibergen at certain periods in the future at a price of $12.25 per share.

        Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except
        in the following instances.   Thermo Electron filed eight Forms 4
        late, reporting a total of 76 transactions, consisting of 65 open
                                       8
PAGE
        market purchases, seven transactions associated with the exercise of options to purchase the Common Stock granted to employees under Thermo Electron's stock option program and the expiration without exercise of two such options.

        EXECUTIVE COMPENSATION

        NOTE: All share amounts reported below have, in all cases, been adjusted as applicable to reflect a three-for-two stock splits distributed in June 1996 with respect to the Common Stock and the common stock of Thermo Electron, each in the form of a 50% stock dividend.

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its four other most highly compensated executive officer (the "named executive officers") for the last three fiscal years.

             The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.







                                 Summary Compensation Table






                                                             Long Term
                                                            Compensation
                                                             Securities
                                                             Underlying
                                                            Options (No.
             Name and     Fiscal   Annual Compensation       of Shares    All Other
            Principal      Year    Salary       Bonus           and     Compensation
             Position                                        Company(1)      (2)


        William A.        1996     $102,500     $95,500     40,000(TFG)   $17,558(4)
        Rainville (3)
          President and   1995      $97,500    $110,000         --        $15,870
        Chief
         Executive        1994      $91,000     $86,500         --        $16,269
        Officer


        Bruno Lamort de   1996      999,938Fr.  290,000 Fr. 10,000(TFG)   241,112Fr.
        Gail (5)
          Vice President  1995      925,060Fr.  309,000 Fr.     --        252,564Fr.

                          1994      875,751Fr.  257,000 Fr.     --        196,859Fr.


        Edwin D. Healy    1996     $184,000     $44,000        900(TMO)    $9,136
        (6)
          Vice President                                    10,000(TFG)

                          1995     $176,000     $88,300        600(TMO)    $5,851

                          1994     $168,000     $75,500     45,225(TMO)    $9,240


        Jan-Eric O.       1996     $145,000     $76,500     15,000(TFT)    $5,344
        Bergstedt (7)

          Vice President                                     7,650(TMO)

                                                            19,500(TFG)

                          1995     $136,000     $75,600     22,500(TFT) $6,750

                                                             7,500(TMO)


        Edward J. Sindoni 1996     $151,500     $68,700      2,250(TMO) $15,997
        (6)
          Vice President                                    10,000(TFG)

                          1995     $145,500     $79,500      2,250(TMO) $15,122


                          1994     $140,000     $48,000     24,750(TMO) $14,416




        (1) Options to purchase Common Stock of the Corporation awarded to executive officers are followed by the designation "TFT." In addition, the named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron companies from time to time as part of Thermo Electron's stock option program. Options have been granted to the named executive officers during the last three fiscal years in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO) and Thermo Fibergen Inc. (designated in the table as TFG).

        (2) Represents, for Mr. Rainville and Mr. Sindoni, amounts contributed to their respective accounts under the Corporation's profit-sharing plan. Represents, for Mr. Healy, amounts contributed to his account under the profit-sharing plan maintained by Fiberprep Inc., a subsidiary of the Corporation. Represents, for Mr. Lamort de Gail, amounts contributed for his account under the retirement and profit-sharing plans maintained
                                       9
PAGE
        by E. & M. Lamort, S.A. ("Lamort"), the Corporation's French subsidiary. Represents, for Mr. Bergstedt, the amount of matching contributions made by his employer to his account under the Thermo Electron 401(k).

        (3) Mr. Rainville is a senior vice president of Thermo Electron, as well as the president and chief executive officer of the Corporation. A portion of Mr. Rainville's annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron in each of the last three fiscal years as compensation for the services provided to Thermo Electron based on the time he devoted to his responsibilities as a senior vice president of Thermo Electron. The annual cash compensation (salary and bonus) reported in the table for Mr. Rainville represents the amount paid from all sources, including the Corporation, for Mr. Rainville's services as chief executive officer of the Corporation. For 1996, 1995 and 1994, 50%, 50% and 50%, respectively, of Mr. Rainville's annual cash compensation (salary and bonus) was allocated to the Corporation for his service as the Corporation's chief executive officer.
        In addition, Mr. Rainville has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.

        (4) In addition to the matching contribution referred to in footnote (2), such amount includes $1,313 of compensation attributable to an interest-free loan provided to Mr. Rainville pursuant to the Corporation's Stock Holding Assistance Plan. See "Relationship with Affiliates - Stock Holding Assistance Plan."

        (5) Mr. Lamort de Gail is a citizen of France and all compensation received by him is paid in French francs. Translated into U.S. dollars using the average exchange rates for 1996, 1995 and 1994, Mr. Lamort de Gail received annual salary of $196,587, $184,364 and $157,285, respectively, annual bonuses of $57,014, $61,584 and $46,157, respectively, and aggregate contributions under Lamort's retirement plans of $47,403 , $50,336 and $35,356, respectively.

        (6) Mr. Healy and Mr. Sindoni were all appointed executive officers of the Corporation on June 2, 1994. Reported in the table under "Annual Compensation" and "All Other Compensation" are the total amounts paid in 1994 to these individuals for service in all capacities to the Corporation.

        (7) Mr. Bergstedt was appointed an executive officer of the Corporation in September 1995. Reported in the table under "Annual Compensation" and "All Other Compensation" are the total amounts paid in 1995 to Mr. Bergstedt for service in all
                                     10
PAGE
        capacities to the Corporation. Mr. Bergstedt was not an employee of the Corporation prior to 1995.

        Stock Options Granted During Fiscal Year 1996
             The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

             Mr. Rainville is a senior vice president of Thermo Electron and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.




































                                     11
PAGE




                               Stock Options Granted in Fiscal 1996


                                                                            Potential
                                              Percent                       Realizable
                                                 of                      Value at Assumed
                                               Total                      Annual Rates of
                                              Options                          Stock
                                              Granted                   Price Appreciation
                               Number of               Exercise                 for
                               Securities               Price             Option Term (2)
                               Underlying    Employees   Per    Expira-
                                 Options         in              tion
                Name           Granted (1)     Fiscal   Share    Date       5%       10%
                                               Year

        William A. Rainville 20,000 (TFG)      3.5%(4)   $10.00 08/14/08 $159,200  $427,600

                             20,000 (TFG) (3)  3.5%(4)   $10.00 08/14/08 $159,200  $427,600

        Bruno Lamort De Gail 10,000 (TFG)      1.8%(4)   $10.00 09/11/08  $79,600  $213,800

        Edwin D. Healy          900 (TMO)      0.1%(4)   $42.79 05/22/99   $6,066   $12,744

                             10,000 (TFG)      1.8%(4)   $10.00 09/11/08  $79,600  $213,800

        Jan-Eric Bergstedt   15,000 (TFT)     17.6%(4)   $10.75 12/10/03  $65,700  $153,000

                                150 (TMO)      0.1%(4)   $42.79 05/22/99   $1,011    $2,124

                              7,500 (TMO)      0.5%(4)   $37.98 03/11/08 $226,725  $609,150

                              7,500 (TFG)      1.3%(4)   $13.50 12/10/03  $41,250   $96,075

                             12,000 (TFG)      2.1%(4)   $10.00 09/11/08  $95,520  $256,560

        Edward J. Sindoni     2,250 (TMO)      0.1%(4)   $42.79 05/22/99  $15,165   $31,860

                            10,000  (TFG)      1.8%(4)   $10.00 09/11/08  $79,600  $213,800



        (1) All of the options granted during the fiscal year are immediately exercisable. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the granting corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a five-to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses
        associated with the exercise.   Actual gains, if any, on stock
        option exercises will depend on the future performance of the common stock of the applicable corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        (3) These options granted to Mr. Rainville are subject to the same terms described in footnote (1), except that the repurchase rights of the granting corporation are deemed to lapse 20% per year commencing on the sixth anniversary of the grant date.

        (4) These options were granted under stock option plans maintained by Thermo Electron companies and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.








                                     12
PAGE

        Stock Options Exercised During Fiscal 1996

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.







         Aggregated Option Exercises In Fiscal 1995 And
         Fiscal 1996 Year-End Option Values


                                                            Number of
                                                           Unexercised
                                                           Options at
                                         Shares               Fiscal          Value of
                                        Acquired             Year-End        Unexercised
                                           on     Value   (Exercisable/     In-the-Money

                Name           Company  Exercise Realized Unexercisable)(1)    Options


        William A. Rainville Thermo        --      --       495,000 /0         $2,686,500/--
        (2)                  Fibertek

                             Thermo        --      --        40,000 /0  (3)       $30,000/--
                             Fibergen

        Bruno Lamort de Gail Thermo        --      --       202,500 /0  (4)    $1,073,250/--
                             Fibertek

                             Thermo        --      --        10,000 /0              7,500/--
                             Fibergen


        Edwin D. Healy       Thermo        --      --       202,500 /0  (4)      $931,500/--
                             Fibertek

                             Thermo        9,774 $280,269    46,725 /0  (4)      $808,709/--
                             Electron

                             Thermo        --      --        10,000 /0  (5)        $7,500/--
                             Fibergen


        Jan-Eric Bergstedt   Thermo        --      --        64,500 /0            $76,950/--
                             Fibertek

                             Thermo        --      --        19,650 /0           $143,220/--
                             Electron

                             Thermo        --      --        19,500 /0             $9,000/--
                             Fibergen


        Edward J. Sindoni    Thermo        --      --       202,500 /0  (4)    $1,073,250/--
                             Fibertek

                             Thermo        5,624 $142,395    28,350 /0  (4)      $454,088/--
                             Electron

                             Thermo        1,500 $18,750        --  /--                --/--
                             Ecotek

                             Thermo        --      --        10,000 /0  (5)        $7,500/--
                             Fibergen

                             ThermoTrex      900 $37,958        -- /--                 --/--



        (1) The shares of the common stock shown in the table have been adjusted to reflect a three for-two stock split with respect to the common stock of Thermo Ecotek distributed in October 1996 in the form of a 50% stock dividend. All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

        (2) Mr. Rainville has served as an officer of Thermo Electron in various capacities since 1986 and holds unexercised options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.

        (3) Options to purchase 20,000 shares of the common shares of the common stock of Thermo Fibergen granted to Mr. Rainville are subject to the same terms described in footnote (1), except that the repurchase rights of the granting corporation are deemed to lapse 20% per year commencing on the sixth anniversary of the grant date.

        (4)  Options to purchase 180,000, 45,000,  67,500 and 45,000 shares of the Corporation's Common Stock held by Mr. Rainville, Mr. Lamort de Gail, Mr. Healy and Mr. Sindoni, respectively, are subject to the same terms described in footnote (1), except that the repurchase rights of the Corporation lapse ratably on the
                                     13
PAGE
        second through sixth anniversaries of the option grant date and shares purchased upon exercise thereof are further restricted from resale until such executive officer's retirement.

        (5) Options to purchase 45,000 and 22,500 shares, respectively, of the common stock of Thermo Electron granted to Mr. Healy and Mr. Sindoni are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

        Defined Benefit Retirement Plan

             The Corporation's Auburn, Massachusetts subsidiary, Thermo Web Systems Inc., maintains a defined benefit retirement plan (the "Retirement Plan") for eligible U.S. employees. The following table sets forth the estimated annual benefits payable under the Retirement Plan upon retirement to employees of the subsidiary in specified compensation and years-of-service classifications. The estimated benefits at certain compensation levels reflect the statutory limits on compensation that can be recognized for plan purposes. This limit is currently $150,000 per year.










                                           Years of Service

          Annual Compensation     15      20      25       30      35

        $100,000               $26,250 $35,000 $43,750  $48,125 $48,125

        $125,000               $32,813 $43,750 $54,688  $60,156 $60,156

        $150,000               $39,375 $52,500 $65,625  $72,188 $72,188



             Each eligible employee receives a monthly retirement benefit, beginning at normal retirement age (65), based on a percentage (1.75%) of the average monthly compensation of such employee before retirement, multiplied by his years of service (up to a maximum of 30 years). Full credit is given for the first 25 years of service, and half credit is given for years over 25 and less than 30. Benefits are reduced for retirement before normal retirement age. Average monthly compensation is generally defined as average monthly base salary over the five years of highest compensation in the ten-year period preceding retirement. For 1996, the compensation recognized for plan purposes for Mr. Rainville and Mr. Sindoni was [$150,000 and $145,500] respectively. The estimated credited years of service recognized under the Retirement Plan for Mr. Rainville and Mr. Sindoni is 30 and 22, respectively, assuming retirement at age
        65. Mr. Healy, Mr. Lamort de Gail and Mr. Bergstedt are not entitled to receive any benefits under the Retirement Plan. No benefits under the Retirement Plan vest for an employee until after five years of participation, at which time they become fully vested. The benefits shown in the above table are subject to reduction for Social Security benefits. The plan benefits shown are payable during the employee's lifetime unless the
                                     14
PAGE
        employee elects another form of benefit that provides death benefit protection.

        Severance Agreements

             In 1988, Thermo Electron entered into severance agreements with several of its key employees, including key employees of the Corporation and other majority-owned subsidiaries. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated, for whatever reason, within one year thereafter. For purposes of the agreement a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the board of directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the board of directors of Thermo Electron determines constitutes an effective change of control of Thermo Electron. Each of the recipients of these agreements would receive a lump-sum benefit at the time of a qualifying severance equal to the highest total cash compensation paid to the employee by Thermo Electron or the majority-owned subsidiary in any 12-month period during the three years preceding the severance event. A qualifying severance exists (i) if the employment of the executive officer is terminated for any reason within one year after a change in control of Thermo Electron or (ii) a group of directors of Thermo Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an election contest or tender or exchange offer for Thermo Electron's common stock has occurred, the directors of Thermo Electron immediately prior to such election contest or tender or exchange offer, and any future directors who are nominated or elected by such directors, determines that any other termination of the executive officer's employment should be treated as a qualifying severance. The benefits to be provided are limited so that the payments would not constitute so-called "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986. Assuming that severance benefits would have been payable under these agreements as of December 28, 1996, Mr. Rainville would have received approximately $415,000.

             In connection with the acquisition of E. & M. Lamort, S.A., the Corporation entered into a noncompetition agreement with Mr. Lamort de Gail. Pursuant to this agreement, if Mr. Lamort de Gail's employment is terminated prior to his normal retirement age of 65, in consideration of Mr. Lamort de Gail's agreement not to compete with the Corporation for three years after such termination, the Corporation has agreed to pay Mr. Lamort de Gail an aggregate of 3,500,000 French Francs ($612.850 at the
                                     15
PAGE
        applicable exchange rate on March 1, 1997), payable in 36 equal monthly installments. Installments payable to Mr. Lamort de Gail after his 60th birthday will be reduced by 20% in each year thereafter and no installments will be payable to Mr. Lamort de Gail after his 65th birthday. In the event that Mr. Lamort de Gail voluntarily resigns from the Corporation, amounts payable under this agreement will be reduced by one-third.

        RELATIONSHIP WITH AFFILIATES

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

             Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on
                                     16
PAGE
        behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services in calendar 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $1,922,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services
                                     17
PAGE

        Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

             The Corporation and Thermo Electron have a tax allocation agreement under which the Corporation and its subsidiaries are included in the consolidated federal and state income tax returns filed by Thermo Electron. The agreement provides that in years in which these entities have taxable income, the Corporation will pay to Thermo Electron amounts comparable to the taxes it would have paid if the Corporation had filed separate tax returns. In years in which these entities incur a loss, Thermo Electron will reimburse the Corporation the amount that the Corporation would have received if it had filed separate tax returns. If Thermo Electron's equity ownership of the Company were to drop below 80%, the Corporation would be required to file its own income tax returns. In 1996, the Corporation paid Thermo Electron approximately $12,625,000 under the tax allocation agreement.

             As of December 28, 1996, $75,566,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

             From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1996, these transactions included the following.

             The Corporation's Thermo Fiberprep subsidiary purchased approximately $102,000 of mesh screens, used in its pulp screening and cleaning systems, from Thermo Electron in 1996.

                                     18
PAGE

             In December 1994, Thermo Electron subcontracted with the Corporation's Fiberprep subsidiary to supply approximately $16,000,000 in equipment and services over a two-year period for an office wastepaper and de-inking facility. Thermo Electron is the primary contractor on the construction of such facility. The Corporation recorded revenues of $1,876,000 under this subcontract in 1996.

             Thermo Electron owned approximately 84% of the Corporation's outstanding Common Stock on December 28, 1996. Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These purchases may be made in the open market, directly from the Corporation or pursuant to conversion of the Corporation's 3.5% Subordinated Convertible Note due August 1, 1997 held by Thermo Electron.

        As of December 28, 1996, the Corporation owed Thermo Electron an aggregate of $17,609,000.

        Stock Holding Assistance Plan

             During 1996, the Human Resources Committee of the Corporation's Board of Directors (the "Committee") established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

             In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Committee. During 1996, Mr. Rainville received a loan in the principal amount of $118,104 under this plan to purchase 10,000 shares.