Form 10-Q
period 1997-03-29
THERMO FIBERTEK INC
filed 1997-05-02
CIK 886346

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at April 25, 1997
        ----------------------------      -----------------------------
        Common Stock, $.01 par value                 61,195,263
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 29,  December 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $108,697      $109,805
      Accounts receivable, less allowances of
        $1,863 and $1,948                               31,241        38,115
      Unbilled contract costs and fees                   5,135         1,236
      Inventories:
        Raw materials and supplies                      12,367        13,778
        Work in process                                  4,939         4,180
        Finished goods                                   6,716         6,509
      Prepaid income taxes and other current
        assets (Note 2)                                 10,499         8,802
                                                      --------      --------
                                                       179,594       182,425
                                                      --------      --------
    Property, Plant, and Equipment, at Cost             56,076        57,869
      Less: Accumulated depreciation and amortization   30,538        31,329
                                                      --------      --------
                                                        25,538        26,540
                                                      --------      --------
    Other Assets                                         8,689         8,720
                                                      --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies                                         38,766        39,547
                                                      --------      --------
                                                      $252,587      $257,232
                                                      ========      ========





                                        2PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 16,660       $ 16,805
      Accrued payroll and employee benefits             7,784         10,989
      Billings in excess of contract costs and fees     2,839          2,540
      Accrued warranty costs                            7,150          7,752
      Accrued income taxes (includes $1,516 and
        $1,340 due to related party)                    3,243          2,414
      Other accrued expenses                            8,701          8,707
      Due to parent company                            16,701         17,609
                                                     --------       --------
                                                       63,078         66,816
                                                     --------       --------
    Deferred Income Taxes and Other Deferred Items      2,948          3,202
                                                     --------       --------
    Minority Interest                                     300            277
                                                     --------       --------
    Common Stock of Subsidiary Subject to
      Redemption ($60,116 redemption value)            56,359         56,087
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 75,000,000
        shares authorized; 61,154,930
        shares issued                                     612            612
      Capital in excess of par value                   65,891         65,951
      Retained earnings                                69,641         66,181
      Treasury stock at cost, 11,550 and 23,550
        shares                                           (177)          (360)
      Cumulative translation adjustment                (6,065)        (1,534)
                                                     --------       --------
                                                      129,902        130,850
                                                     --------       --------
                                                     $252,587       $257,232
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   March 29,      March 30,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues (includes $319 from related
      party in 1996)                                 $44,667        $48,980
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues (includes $213 for
        related party revenues in 1996)               25,536         28,192
      Selling, general, and administrative expenses   12,975         11,467
      Research and development expenses                1,276          1,273
                                                     -------        -------
                                                      39,787         40,932
                                                     -------        -------

    Operating Income                                   4,880          8,048
    Interest Income                                    1,437            735
    Interest Expense (includes $131 to related
      party in 1997 and 1996)                           (156)          (172)
                                                     -------        -------
    Income Before Provision for Income Taxes
      and Minority Interest                            6,161          8,611
    Provision for Income Taxes                         2,317          3,399
    Minority Interest Expense                            384              6
                                                     -------        -------
    Net Income                                       $ 3,460        $ 5,206
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .06        $   .09
                                                     =======        =======
      Fully diluted                                  $   .06        $   .08
                                                     =======        =======
    Weighted Average Shares:
      Primary                                         61,140         60,935
                                                     =======        =======
      Fully diluted                                   64,189         64,356
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                  March 29,        March 30,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  3,460         $  5,206
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
            Depreciation and amortization             1,403            1,083
            Provision for losses on accounts
              receivable                                 15               42
            Minority interest expense                   384                6
            Deferred income tax expense                   -              215
            Other noncash items                           -             (314)
            Changes in current accounts:
              Accounts receivable                     5,249            6,577
              Inventories and unbilled contract
                costs and fees                       (4,778)            (391)
              Prepaid income taxes and other
                current assets                        1,045             (684)
              Accounts payable                         (111)          (2,148)
              Other current liabilities              (1,578)          (3,807)
                                                   --------         --------
    Net cash provided by operating activities         5,089            5,785
                                                   --------         --------
    Investing Activities:
      Issuance of note receivable                    (3,000)               -
      Proceeds from sale and maturities of
        available-for-sale investments                    -            1,250
      Purchases of property, plant, and equipment      (908)            (663)
      Proceeds from sale of property, plant, and
        equipment                                         -              548
      Other                                             (21)             143
                                                   --------         --------
    Net cash provided by (used in) investing
      activities                                     (3,929)           1,278
                                                   --------         --------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiary common stock                          36              555
      Repayment of short-term obligation
        to parent company                                 -          (10,400)
      Repayment of long-term obligations                (32)              (2)
                                                   --------         --------
    Net cash provided by (used in) financing
      activities                                   $      4         $ (9,847)
                                                   --------         --------

                                        5PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)


                                                       Three Months Ended
                                                   -------------------------
                                                  March 29,        March 30,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $ (2,272)        $   (346)
                                                   --------         --------
    Decrease in Cash and Cash Equivalents            (1,108)          (3,130)
    Cash and Cash Equivalents at Beginning of
      Period                                        109,805           57,028
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $108,697         $ 53,898
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.









                                        6PAGE

                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, and the results of operations and cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Letter of Intent

        On February 26, 1997, the Company entered into a letter of intent to acquire the assets, subject to certain liabilities, of the stock-preparation business of the Black Clawson Company and its affiliates (collectively, Black Clawson) for approximately $110 million in cash. Black Clawson is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper" such as that used for corrugated boxes. The transaction is subject to several conditions, including completion by the Company of its due diligence investigation; negotiation of a definitive agreement; and approval by the Boards of Directors of the Company, Thermo Electron Corporation, and Black Clawson. If this transaction is consummated, the Company intends to borrow the majority of the purchase price from Thermo Electron.

        Pursuant to a promissory note, Carl C. Landegger, a trustee of a trust that directly controls Black Clawson, borrowed $6.0 million from a third party lender. In March 1997, the Company purchased a 50%, or $3.0 million, participation in the promissory note pursuant to an agreement with the lender. The interest rate on the loan is prime plus 1% and the loan is due on June 10, 1997. The loan is secured by all of the outstanding capital stock of United Container Machinery, Inc., a company under common ownership with Black Clawson. The Company believes that the fair value of the collateral for this loan exceeds the $6.0 million loan amount.

                                        7PAGE

                              THERMO FIBERTEK INC.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company designs and manufactures processing machinery, accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper, accessory equipment and related consumables important to the efficient operation of papermaking machines, and water-management systems essential for draining, purifying, and recycling process water. The Company's Thermo Fibergen Inc. (Thermo Fibergen) subsidiary is developing and commercializing equipment and systems to recover valuable materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. Through its GranTek Inc. (GranTek) subsidiary, acquired in July 1996, Thermo Fibergen employs patented technology to produce absorbing granules from papermaking sludge.

        The Company's products are primarily sold to the paper industry. Generally, the financial condition of the paper industry corresponds both to changes in the general economy, as well as a number of other factors, including paper and pulp production capacity. The paper industry entered a severe down cycle in early 1996 and has not recovered. This cyclical downturn adversely affected the Company's business during the second half of 1996 and the first quarter of 1997. The timing of the recovery of the financial condition of the paper industry cannot be predicted.

        The Company has significant foreign operations, particularly in Europe. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts.

                                        8PAGE

                              THERMO FIBERTEK INC.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

         Revenues decreased 9% to $44.7 million in the first quarter of 1997 from $49.0 million in the first quarter of 1996. Revenues from the Company's recycling business decreased $3.9 million primarily due to a decrease in demand resulting from a severe drop in de-inked pulp prices. This decrease was offset in part by $1.5 million in revenues from the Company's GranTek subsidiary, acquired in July 1996. Revenues from the Company's accessories business decreased $0.8 million, due principally to a decrease in demand. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $0.9 million.

        The gross profit margin increased to 43% in the first quarter of 1997 from 42% in the first quarter of 1996, largely due to the inclusion in 1996 of warranty reserves recorded at the Company's Fiberprep subsidiary for a large de-inking project (unrelated to the office wastepaper de-inking facility subcontract for Thermo Electron Corporation completed in 1996).
        Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the first quarter of 1997 from 23% in the first quarter of 1996, primarily due to the decrease in revenues, as well as higher general and administrative expenses as a percentage of revenues at Thermo Fibergen, which is developing and commercializing equipment and systems to recover materials from papermaking sludge.

        Research and development expenses were unchanged at $1.3 million in the first quarter of 1997 and 1996. Thermo Fibergen's spending on research and development increased $0.3 million due to continued development of technology to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. The Company expects Thermo Fibergen's spending on research and development will continue to increase over amounts incurred in 1996.

        Interest income increased to $1.4 million in the first quarter of 1997 from $0.7 million in the first quarter of 1996, primarily due to an increase in average invested balances resulting from the proceeds from Thermo Fibergen's initial public offering in September 1996.

        The effective tax rate was 38% in the first quarter of 1997 and 39% in the first quarter of 1996. The effective tax rates exceed the statutory federal income tax rate due primarily to state income taxes, offset in part by the effect of lower foreign tax rates.

    Liquidity and Capital Resources

        Consolidated working capital was $116.5 million at March 29, 1997, compared with $115.6 million at December 28, 1996. Included in working capital are cash and cash equivalents of $108.7 million at March 29, 1997, compared with $109.8 million at December 28, 1996. Of the $108.7 million balance at March 29, 1997, $58.8 million was held by Thermo Fibergen and $3.4 million was held by Fiberprep, with the remainder being held by the Company and its wholly owned subsidiaries. At March 29, 1997, $18.4 million of the Company's cash and cash equivalents was held by its
                                        9PAGE

                              THERMO FIBERTEK INC.

    Lamort subsidiary. Repatriation of this cash into the United States is subject to a 5% withholding tax in France and could also be subject to a United States tax.

        During the first quarter of 1997, $5.1 million of cash was provided by operating activities. Cash provided by the Company's operating results was increased by a decrease in accounts receivable of $5.3 million, offset in part by an increase in unbilled contract costs and fees of $4.1 million. The reduction in accounts receivable was primarily due to the timing of billings on percentage-of-completion contracts, which is also reflected in the increase in unbilled contract costs and fees.

        During the first quarter of 1997, $3.9 million of cash was used in investing activities for purchases of property, plant, and equipment and for a loan of $3.0 million pursuant to a promissory note (Note 2).

        The Company currently owns 68% of Thermo Fibergen's outstanding common stock and intends, for the foreseeable future, to maintain at least 50% ownership. This may require the purchase by the Company of additional shares of common stock of Thermo Fibergen from time to time, as the number of Thermo Fibergen shares increases as a result of the exercise of stock options or otherwise. These or any other purchases may be made either in the open market or directly from Thermo Fibergen. The Company's Board of Directors has authorized the repurchase, through March 19, 1998, of up to $5.0 million of Thermo Fibergen's common stock. Any such purchases would be funded from working capital. Through March 29, 1997, the Company had not repurchased any shares of common stock under this authorization.

        On February 26, 1997, the Company entered into a letter of intent to acquire the assets, subject to certain liabilities, of the stock-preparation business of the Black Clawson Company for approximately $110 million in cash (Note 2). If this transaction is consummated, the Company intends to borrow the majority of the purchase price from Thermo Electron.

        In the remainder of 1997, the Company plans to make expenditures for property, plant, and equipment of approximately $3 million. In addition, Thermo Fibergen may make additional capital expenditures for the construction of one or more fiber-recovery plants. Construction of fiber-recovery plants is dependent upon Thermo Fibergen entering into long-term contracts with paper mills, under which Thermo Fibergen will charge fees to accept the mills' pulp sludge. Thermo Fibergen does not currently have such agreements in place nor is there any assurance that Thermo Fibergen will be able to obtain such contracts. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       10PAGE

                              THERMO FIBERTEK INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of May 1997.

                                             THERMO FIBERTEK INC.



                                             Paul F. Kelleher
                                             --------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer







                                       11PAGE

                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.