Form 10-Q
period 1997-06-28
THERMO FIBERTEK INC
filed 1997-08-01
CIK 886346

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at July 25, 1997
        ----------------------------      ----------------------------
        Common Stock, $.01 par value                 60,748,419
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 28,  December 28,
    (In thousands)                                        1997          1996
    -------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 96,405      $109,805
      Available-for-sale investments, at quoted
        market value (amortized cost of $10,009)        10,009             -
      Accounts receivable, less allowances of
        $2,819 and $1,948                               57,577        38,115
      Unbilled contract costs and fees                   3,872         1,236
      Inventories:
        Raw materials and supplies                      13,357        13,778
        Work in process                                  8,702         4,180
        Finished goods                                  12,240         6,509
      Prepaid income taxes and other current
        assets                                           7,726         8,802
                                                      --------      --------
                                                       209,888       182,425
                                                      --------      --------

    Property, Plant, and Equipment, at Cost             60,288        57,869
      Less: Accumulated depreciation and
            amortization                                31,589        31,329
                                                      --------      --------
                                                        28,699        26,540
                                                      --------      --------
    Other Assets (Notes 2 and 3)                        15,876         8,720
                                                      --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               128,648        39,547
                                                      --------      --------
                                                      $383,111      $257,232
                                                      ========      ========





                                        2PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                               $ 24,466       $ 16,805
      Accrued payroll and employee benefits             9,192         10,989
      Billings in excess of contract costs and fees     7,115          2,540
      Accrued warranty costs                            8,308          7,752
      Other accrued expenses (includes $1,100 and
        $1,340 due to related party)                   15,440         11,121
      Due to parent company                            16,260         17,609
                                                     --------       --------
                                                       80,781         66,816
                                                     --------       --------
    Deferred Income Taxes and Other Deferred Items      2,932          3,202
                                                     --------       --------
    Long-term Debt, Related Party (Notes 2 and 4)     110,000              -
                                                     --------       --------
    Minority Interest                                     422            277
                                                     --------       --------
    Common Stock of Subsidiary Subject to
      Redemption ($60,116 redemption value)            56,632         56,087
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 150,000,000
        shares authorized; 61,343,115 and
        61,154,930 shares issued                          613            612
      Capital in excess of par value                   64,435         65,951
      Retained earnings                                73,400         66,181
      Treasury stock at cost, 9,546 and 23,550
        shares                                           (141)          (360)
      Cumulative translation adjustment                (5,963)        (1,534)
                                                     --------       --------
                                                      132,344        130,850
                                                     --------       --------
                                                     $383,111       $257,232
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $54,511        $48,595
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                32,650         28,104
      Selling, general, and administrative expenses   14,506         11,399
      Research and development expenses                1,587          1,552
                                                     -------        -------
                                                      48,743         41,055
                                                     -------        -------

    Operating Income                                   5,768          7,540
    Interest Income                                    1,665            637
    Interest Expense (includes $771 and $131 to
      related party in 1997 and 1996)                   (785)          (158)
                                                     -------        -------
    Income Before Provision for Income Taxes
      and Minority Interest                            6,648          8,019
    Provision for Income Taxes                         2,613          3,120
    Minority Interest Expense                            276             23
                                                     -------        -------
    Net Income                                       $ 3,759        $ 4,876
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .06        $   .08
                                                     =======        =======
      Fully diluted                                  $   .06        $   .08
                                                     =======        =======
    Weighted Average Shares:
      Primary                                         61,244         61,026
                                                     =======        =======
      Fully diluted                                   64,230         64,460
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.






                                        4PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Six Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $99,178        $97,575
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                58,186         56,296
      Selling, general, and administrative expenses   27,481         22,866
      Research and development expenses                2,863          2,825
                                                     -------        -------
                                                      88,530         81,987
                                                     -------        -------

    Operating Income                                  10,648         15,588

    Interest Income                                    3,102          1,372
    Interest Expense (includes $902 and $262 to
      related party in 1997 and 1996)                   (941)          (330)
                                                     -------        -------
    Income Before Provision for Income Taxes
      and Minority Interest                           12,809         16,630
    Provision for Income Taxes                         4,930          6,519
    Minority Interest Expense                            660             29
                                                     -------        -------
    Net Income                                       $ 7,219        $10,082
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .12        $   .17
                                                     =======        =======
      Fully diluted                                  $   .11        $   .16
                                                     =======        =======
    Weighted Average Shares:
      Primary                                         61,192         60,980
                                                     =======        =======
      Fully diluted                                   64,210         64,415
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                        Six Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands)                                      1997           1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                   $   7,219      $  10,082
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization              3,089          2,169
            Provision for losses on accounts
              receivable                                  (7)          (539)
            Minority interest expense                    660             29
            Deferred income tax expense                  (10)           216
            Other noncash items                            -           (318)
            Changes in current accounts, excluding
              the effects of acquisition:
                Accounts receivable                   (4,813)         8,135
                Inventories and unbilled contract
                  costs and fees                        (494)          (151)
                Prepaid income taxes and other
                  current assets                       1,012            209
                Accounts payable                      (4,949)        (1,898)
                Other current liabilities               (559)        (8,604)
                                                   ---------      ---------
    Net cash provided by operating activities          1,148          9,330
                                                   ---------      ---------
    Investing Activities:
      Acquisition, net of cash acquired (Note 2)    (107,738)             -
      Issuance of note receivable                     (3,000)             -
      Repayment of note receivable                     3,000              -
      Purchases of available-for-sale investments    (10,000)             -
      Proceeds from sale and maturities of
        available-for-sale investments                     -          2,750
      Purchases of property, plant, and equipment     (1,418)        (1,351)
      Other                                              (69)        (5,317)
                                                   ---------      ---------
    Net cash used in investing activities           (119,225)        (3,918)
                                                   ---------      ---------
    Financing Activities:
      Issuance of long-term obligation to
        parent company (Note 2)                      110,000              -
      Purchases of subsidiary common stock            (1,901)             -
      Net proceeds from issuance of Company
        common stock                                     604            825
      Repayment of short-term obligation to
        parent company                                     -        (10,400)
      Other                                               (9)            (2)
                                                   ---------      ---------
    Net cash provided by (used in) financing
      activities                                   $ 108,694      $  (9,577)
                                                   ---------      ---------

                                        6PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)


                                                       Six Months Ended
                                                   -------------------------
                                                   June 28,         June 29,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $ (4,017)        $ (1,161)
                                                   --------         --------
    Decrease in Cash and Cash Equivalents           (13,400)          (5,326)
    Cash and Cash Equivalents at Beginning of
      Period                                        109,805           57,028
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $ 96,405         $ 51,702
                                                   ========         ========
    Noncash Activities:
      Fair value of assets of acquired company     $129,271         $      -
      Cash paid for acquired company                107,750                -
                                                   --------         --------
      Liabilities assumed of acquired company      $ 21,521         $      -
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.




                                        7PAGE

                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisition

        On May 22, 1997, the Company acquired the assets, subject to certain liabilities, of the stock-preparation business of the Black Clawson Company and its affiliates (Black Clawson) for approximately $107.7 million in cash, subject to a post-closing adjustment. The purchase price includes $3.9 million in cash held in escrow by a third party for the subsequent acquisition of Black Clawson's French subsidiary, which is expected to be completed in August 1997. This amount is included in other assets in the accompanying 1997 balance sheet.

        Pursuant to a promissory note, the Company borrowed $110 million from Thermo Electron Corporation (Thermo Electron) to finance the purchase. The promissory note is due January 5, 1999, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The note was repaid in July 1997 with the net proceeds from the sale of long-term subordinated convertible debentures (Note 4). Accordingly, the note has been classified as long-term in the accompanying 1997 balance sheet.

        Black Clawson is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used for corrugated boxes.

        The acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $90.1 million, which is being amortized over 40 years. Allocation of the purchase price was based on estimates of the fair value of the net

                                        8PAGE

                              THERMO FIBERTEK INC.

    assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        Based on unaudited data, the following table presents selected financial information for the Company and Black Clawson on a pro forma basis, assuming the companies had been combined since the beginning of 1996.
                             Three Months Ended        Six Months Ended
                            --------------------     -------------------
    (In thousands except    June 28,   June 29,      June 28,  June 29,
    per share amounts)          1997       1996          1997      1996
    --------------------------------------------------------------------
    Revenues                $ 69,970   $ 74,236      $138,249  $143,553
    Net income                 3,265      4,345         6,248     7,742
    Earnings per share:
      Primary                    .05        .07           .10       .13
      Fully diluted              .05        .07           .10       .12

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Black Clawson been made at the beginning of 1996.

    3.  Note Receivable

        During 1996, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC (Tree-Free) in connection with a proposed engineering, procurement, and construction project. This project has been indefinitely delayed due to the current weakness in pulp prices and, therefore, the Company expects the project will not proceed in the near future. Tree-Free was unable to repay the note upon its original maturity and the Company consented to several payment extensions. On July 28, 1997, the Company restructured the note from Tree-Free into two promissory notes aggregating $6.5 million, which represent the original principal amount due to the Company plus interest accrued through the date of the restructuring. One such promissory note, for $3.0 million, is secured by a first priority security interest, pari passu with a security interest held by another lender, on certain real estate and equipment, and a second priority security interest, pari passu with a security interest held by another lender, on inventories and accounts receivable. The second promissory note, for $3.5 million, is secured by a first priority security interest in the membership (equity) interests of the equity owners of Tree-Free and certain other assets and is subordinate to other borrowings. In the event of default, the Company intends to exercise its rights under its security agreement to cause all of such membership interests to be transferred to the Company. In such event, the Company expects that it will operate the existing tissue mill owned by Tree-Free, with the intent of selling either the mill or membership interests at one or more public or private sales as soon as practicable thereafter. Although no assurance can be given as to either the timing of any such sale or the amount of the proceeds that may be received therefrom, the Company believes that the fair value of its security exceeds the sum of the carrying amount of the notes from Tree-Free and Tree-Free's indebtedness to its third party lender.

                                        9PAGE

                              THERMO FIBERTEK INC.

    4.  Subsequent Event

        In July 1997, the Company issued and sold $153 million principal amount of 4 1/2% subordinated convertible debentures due 2004 for net proceeds of approximately $149.8 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $12.10 per share and are guaranteed on a subordinated basis by Thermo Electron. In July 1997, the Company repaid a $110 million promissory note due to Thermo Electron with a portion of the net proceeds from this offering.

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

    Overview

        The Company designs and manufactures processing machinery, accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. The Company's Thermo Black Clawson (Black Clawson) subsidiary, acquired May 1997, is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used for corrugated boxes. The Company's Thermo Fibergen Inc. (Thermo Fibergen) subsidiary is developing and commercializing equipment and systems to recover valuable materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. Through its GranTek Inc. (GranTek) subsidiary, acquired in July 1996, Thermo Fibergen employs patented technology to produce absorbing granules from papermaking sludge.

        The Company's manufacturing facilities are principally in the U.S. and France. The manufacturing facility in France is located at the Company's E&M Lamort, S.A. (Lamort) subsidiary, which primarily manufactures recycling equipment and accessories.

                                       10PAGE

                              THERMO FIBERTEK INC.

        The Company's products are primarily sold to the paper industry. Generally, the financial condition of the paper industry corresponds both to changes in the general economy and to a number of other factors, including paper and pulp production capacity. The paper industry entered a severe down cycle in early 1996 and has not recovered. This cyclical downturn adversely affected the Company's business during the second half of 1996 and the first half of 1997. The timing of the recovery of the financial condition of the paper industry cannot be predicted.

        The Company has significant foreign operations, particularly in Europe. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts. The Company enters into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than its subsidiaries' local currencies, principally U.S. dollars, British pounds sterling, French francs, and Japanese yen. The purpose of the Company's foreign currency hedging activities is to protect the Company's local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Because the Company's forward contracts are entered into as hedges against existing foreign currency exposures, there generally is no effect on the income statement since gains or losses on the customer contract offset gains or losses on the forward contract.

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues increased to $54.5 million in the second quarter of 1997 from $48.6 million in the second quarter of 1996. Revenues increased $8.3 million due to the acquisitions of Black Clawson in May 1997 and GranTek in July 1996. Revenues from the Company's accessories business increased $2.6 million, primarily due to an increase in demand. These improvements were offset in part by a $4.4 million decrease in revenues from the Company's recycling business, primarily due to a decrease in demand resulting from the severe drop in de-inked pulp prices in the summer of 1996 and, to a lesser extent, a decrease in revenues from the Company's water-management business. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $1.2 million.

        The gross profit margin decreased to 40% in the second quarter of 1997 from 42% in the second quarter of 1996, primarily due to lower-margin revenues at Black Clawson and a decrease in gross profit margin at the Company's Lamort subsidiary due to a decrease in revenues and lower margins from Lamort's recycling business due to competitive pricing pressures.
                                       11PAGE

                              THERMO FIBERTEK INC.

        Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the second quarter of 1997 from 24% in the second quarter of 1996, primarily as a result of a decrease in revenues in the recycling business. Additionally, general and administrative expenses as a percentage of revenues increased at Thermo Fibergen, primarily due to hiring additional sales, marketing, and administrative staff.

        Research and development expenses were unchanged at $1.6 million in the second quarter of 1997 and 1996.

        Interest income increased to $1.7 million in the second quarter of 1997 from $637,000 in the second quarter of 1996, primarily due to an increase in average invested balances resulting from the proceeds from Thermo Fibergen's initial public offering in September 1996.

        Interest expense increased to $785,000 in the second quarter of 1997 from $158,000 in the second quarter of 1996 as a result of additional borrowings related to the May 1997 acquisition of Black Clawson.

        The effective tax rate was 39% in the second quarter of 1997 and 1996. The effective tax rate exceeds the statutory federal income tax rate primarily due to state income taxes, offset in part by the effect of lower foreign tax rates.

        Minority interest expense primarily represents accretion of common stock of subsidiary subject to redemption.

    First Six Months 1997 Compared With First Six Months 1996

        Revenues increased to $99.2 million in the first six months of 1997 from $97.6 million in the first six months of 1996. Revenues increased $9.8 million due to the acquisitions of Black Clawson in May 1997 and GranTek in July 1996. Revenues from the Company's accessories business increased $1.8 million, primarily due to an increase in demand. These improvements were offset in part by an $8.3 million decrease in revenues from the Company's recycling business, primarily due to a decrease in demand resulting from a severe drop in de-inked pulp prices in the summer of 1996 and, to a lesser extent, a decrease in revenues from the Company's water-management business. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $2.1 million.

        The gross profit margin decreased to 41% in the first six months of 1997 from 42% in the first six months of 1996, primarily due to lower-margin revenues at Black Clawson and a decrease in gross profit at the Company's Lamort subsidiary due to the reasons discussed in the results of operations for the second quarter.

        Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first six months of 1997 from 23% in the first six months of 1996, primarily due to the reasons discussed in the results of operations for the second quarter.

                                       12PAGE

                              THERMO FIBERTEK INC.

        Research and development expenses were relatively unchanged at $2.9 million in the first six months of 1997 and $2.8 million in the first six months of 1996.

        Interest income increased to $3.1 million in the first six months of 1997 from $1.4 million in the first six months of 1996, primarily due to an increase in average invested balances resulting from the proceeds from Thermo Fibergen's initial public offering in September 1996.

        Interest expense increased to $941,000 in the first six months of 1997 from $330,000 in the first six months of 1996, for the reason discussed in the results of operations for the second quarter.
        The effective tax rate was 38% in the first six months of 1997 and 39% in the first six months of 1996. The effective tax rates exceed the statutory federal income tax rate primarily due to state income taxes, offset in part by the effect of lower foreign tax rates.

    Liquidity and Capital Resources

        Consolidated working capital was $129.1 million at June 28, 1997, compared with $115.6 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $106.4 million at June 28, 1997, compared with $109.8 million at December 28, 1996. Of the $106.4 million balance at June 28, 1997, $57.8 million was held by Thermo Fibergen and $3.5 million was held by Fiberprep, with the remainder being held by the Company and its wholly owned subsidiaries. At June 28, 1997, $19.8 million of the Company's cash and cash equivalents was held by its Lamort subsidiary. Repatriation of this cash into the U.S. is subject to a 5% withholding tax in France and could also be subject to a United States tax.

        During the first six months of 1997, $1.1 million of cash was provided by operating activities. Cash provided by the Company's operating results was reduced by a decrease in accounts payable of $4.9 million, which resulted from payment of a substantial portion of acquired accounts payable at Black Clawson, and an increase in accounts receivable of $4.8 million, primarily due to timing of cash collections.

        During the first six months of 1997, $119.2 million of cash was used in investing activities. The Company acquired the assets, subject to certain liabilities, of the stock-preparation business of Black Clawson for $107.7 million in cash (Note 2). The purchase price is subject to a post-closing adjustment. The Company invested $10.0 million in available-for-sale investments and expended $1.4 million for purchases of property, plant, and equipment during the first six months of 1997.

        During the first six months of 1997, the Company's financing activities provided $108.7 million in cash. The Company borrowed $110 million from Thermo Electron to finance the acquisition of Black Clawson (Note 2) and repurchased $1.9 million of Thermo Fibergen common stock in the first six months of 1997.

                                       13PAGE

                              THERMO FIBERTEK INC.

        The Company's Board of Directors has authorized the repurchase, through March 19, 1998, of up to $5.0 million of Thermo Fibergen's common stock. Any such purchases would be funded from working capital. Through June 28, 1997, the Company had expended $1.9 million under this authorization.

        In July 1997, the Company's Board of Directors authorized the repurchase, through July 18, 1998, of up to $20 million of Company common stock in open market or negotiated transactions. Any such purchases would be funded from working capital.

        In July 1997, the Company issued and sold $153 million principal amount of 4 1/2% subordinated convertible debentures due 2004 for net proceeds of approximately $149.8 million. A portion of the proceeds was used to repay the $110 million note due to Thermo Electron (Note 4).

        At June 28, 1997, the Company had $53.7 million of undistributed foreign earnings. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

        In the remainder of 1997, the Company plans to make expenditures for property, plant, and equipment of approximately $2.5 million. In addition, Thermo Fibergen may make additional capital expenditures for the construction of one or more fiber-recovery plants. Construction of fiber-recovery plants is dependent upon Thermo Fibergen entering into long-term contracts with paper mills, under which Thermo Fibergen will charge fees to accept the mills' papermaking sludge. Thermo Fibergen does not currently have such agreements in place nor is there any assurance that Thermo Fibergen will be able to obtain such contracts. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 2, 1997, at the Annual Meeting of Shareholders, the shareholders reelected five incumbent directors to a one-year term expiring in 1998. The directors reelected at the meeting were: Dr. Walter
    J. Bornhorst, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Donald E. Noble, and William A. Rainville. Dr. Bornhorst received 58,635,004 shares voted in favor of his election and 30,044 shares voted against; Dr. G. Hatsopoulos received 58,636,546 shares voted in favor of his election and 28,502 shares voted against; Mr. Noble received 58,635,871 shares voted in favor of his election and 29,177 shares voted against; and Mr. J. Hatsopoulos and Mr. Rainville each received 58,636,771 shares voted in favor of his election and 28,277 shares voted against. No abstentions or broker non-votes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's

                                       14PAGE

                              THERMO FIBERTEK INC.

    Item 4 - Submission of Matters to a Vote of Security Holders (continued)

    authorized common stock, $.01 par value per share, from 75 million shares to 150 million shares as follows: 58,558,743 shares voted in favor, 71,141 shares voted against, and 35,164 shares abstained. No broker non-votes were recorded on the proposal.

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On June 4, 1997, and June 20, 1997, the Company filed a Current Report on Form 8-K and 8-K/A, respectively, pertaining to the acquisition by the Company of the Stock-preparation Business of the Black Clawson Company and its affiliates.










                                       15PAGE

                              THERMO FIBERTEK INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of July 1997.

                                             THERMO FIBERTEK INC.



                                             Paul F. Kelleher
                                             --------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                             Financial Officer





















                                       16PAGE

                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

       3 Certificate of Incorporation of the Registrant, as amended.

       4 Fiscal Agency Agreement dated as of July 16, 1997, among the Registrant, Thermo Electron Corporation and Bankers Trust Company as fiscal agent, relating to $153 million principal amount of 4 1/2% Convertible Subordinated Debentures due 2004.

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.