Form 10-Q
period 1997-09-27
THERMO FIBERTEK INC
filed 1997-10-30
CIK 886346

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at September 27, 1997
        ----------------------------      ---------------------------------
        Common Stock, $.01 par value                  61,766,094
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $109,646       $109,805
      Available-for-sale investments, at quoted
        market value (amortized cost of $29,433)       29,492              -
      Accounts receivable, less allowances of
        $2,345 and $1,948                              49,194         38,115
      Unbilled contract costs and fees                  7,932          1,236
      Inventories:
        Raw materials and supplies                     12,667         13,778
        Work in process                                 7,075          4,180
        Finished goods                                 11,256          6,509
      Prepaid income taxes and other current
        assets                                          8,162          8,802
                                                     --------       --------
                                                      235,424        182,425
                                                     --------       --------
    Property, Plant, and Equipment, at Cost            58,848         57,869
      Less: Accumulated depreciation and
            amortization                               31,196         31,329
                                                     --------       --------
                                                       27,652         26,540
                                                     --------       --------

    Other Assets (Note 3)                              14,824          8,720
                                                     --------       --------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                              132,480         39,547
                                                     --------       --------
                                                     $410,380       $257,232
                                                     ========       ========










                                        2PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                              September 27,   December 28,
    (In thousands except share amounts)                1997           1996
    ----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                             $ 21,806       $ 16,805
      Accrued payroll and employee benefits           9,765         10,989
      Accrued income taxes (includes $2,000 and
        $1,340 due to related party)                  3,379          2,414
      Billings in excess of contract costs
        and fees                                      7,514          2,540
      Accrued warranty costs                          7,655          7,752
      Other accrued expenses                         15,715          8,707
      Due to parent company                           1,766         17,609
                                                   --------       --------
                                                     67,600         66,816
                                                   --------       --------
    Deferred Income Taxes and Other Deferred
      Items                                           2,715          3,202
                                                   --------       --------
    Subordinated Convertible Debentures (Note 4)    153,000              -
                                                   --------       --------
    Minority Interest                                   366            277
                                                   --------       --------
    Common Stock of Subsidiary Subject to
      Redemption ($54,762 and $60,116 redemption
      value)                                         52,564         56,087
                                                   --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 150,000,000
        shares authorized; 63,331,887 and
        61,154,930 shares issued                        633            612
      Capital in excess of par value                 81,920         65,951
      Retained earnings                              76,994         66,181
      Treasury stock at cost, 1,565,793 and
        23,550 shares                               (16,465)          (360)
      Cumulative translation adjustment              (8,985)        (1,534)
      Net unrealized gain on available-for-sale
        investments                                      38              -
                                                   --------       --------
                                                    134,135        130,850
                                                   --------       --------
                                                   $410,380       $257,232
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                               September 27,   September 28,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                         $67,606         $46,124
                                                     -------         -------
    Costs and Operating Expenses:
      Cost of revenues                                42,336          26,173
      Selling, general, and administrative
        expenses                                      16,189          12,239
      Research and development expenses                1,789           1,328
      Restructuring costs (Note 5)                     1,063               -
                                                     -------        --------
                                                      61,377          39,740
                                                     -------         -------

    Operating Income                                   6,229           6,384
    Interest Income                                    2,060             733
    Interest Expense (includes $510 and $131
      to related party in 1997 and 1996)              (2,020)           (153)
                                                     -------         -------
    Income Before Provision for Income Taxes
      and Minority Interest                            6,269           6,964
    Provision for Income Taxes                         2,495           2,724
    Minority Interest Expense                            180              27
                                                     -------         -------
    Net Income                                       $ 3,594         $ 4,213
                                                     =======         =======
    Earnings per Share:
      Primary                                        $   .06         $   .07
                                                     =======         =======
      Fully diluted                                  $   .06         $   .07
                                                     =======         =======
    Weighted Average Shares:
      Primary                                         61,504          61,089
                                                     =======         =======
      Fully diluted                                   63,367          64,381
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.








                                        4PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------
                                             September 27,   September 28,
    (In thousands except per share amounts)           1997            1996
    -----------------------------------------------------------------------
    Revenues                                      $166,784        $143,699
                                                  --------        --------
    Costs and Operating Expenses:
      Cost of revenues                             100,522          82,469
      Selling, general, and administrative
        expenses                                    43,670          35,105
      Research and development expenses              4,652           4,153
      Restructuring costs (Note 5)                   1,063               -
                                                  --------        --------
                                                   149,907         121,727
                                                  --------        --------

    Operating Income                                16,877          21,972
    Interest Income                                  5,162           2,105
    Interest Expense (includes $1,412 and $393
      to related party in 1997 and 1996)            (2,961)           (483)
                                                  --------         -------
    Income Before Provision for Income Taxes
      and Minority Interest                         19,078          23,594
    Provision for Income Taxes                       7,425           9,243
    Minority Interest Expense                          840              56
                                                  --------         -------
    Net Income                                    $ 10,813         $14,295
                                                  ========         =======
    Earnings per Share:
      Primary                                     $    .18         $   .23
                                                  ========         =======
      Fully diluted                               $    .17         $   .23
                                                  ========         =======
    Weighted Average Shares:
      Primary                                       61,296          61,015
                                                  ========         =======
      Fully diluted                                 63,934          64,398
                                                  ========         =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------
                                              September 27,  September 28,
    (In thousands)                                     1997           1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                  $  10,813      $  14,295
        Adjustments to reconcile net income
          to net cash provided by operating
          activities:
            Depreciation and amortization             5,368          3,652
            Provision for losses on accounts
              receivable                                147           (221)
            Minority interest expense                   840             56
            Restructuring costs (Note 5)              1,063              -
            Deferred income tax expense (benefit)       (93)           211
            Other noncash items                        (383)          (307)
            Changes in current accounts, excluding
              the effects of acquisition:
                Accounts receivable                   2,490          9,977
                Inventories and unbilled contract
                  costs and fees                     (3,683)          (216)
                Prepaid income taxes and other
                  current assets                        415            772
                Accounts payable                     (6,827)        (3,748)
                Other current liabilities             2,297         (7,257)
                                                  ---------      ---------
    Net cash provided by operating activities        12,447         17,214
                                                  ---------      ---------
    Investing Activities:
      Acquisition, net of cash acquired (Note 2)   (107,738)       (12,028)
      Issuance of note receivable                    (3,000)             -
      Repayment of note receivable                    3,000              -
      Purchases of available-for-sale investments   (29,050)             -
      Proceeds from sale and maturities of
        available-for-sale investments                    -          2,750
      Purchases of property, plant, and equipment    (2,102)        (3,232)
      Other                                            (189)        (5,326)
                                                  ---------      ---------
    Net cash used in investing activities          (139,079)       (17,836)
                                                  ---------      ---------
    Financing Activities:
      Net proceeds from issuance of subordinated
        convertible debentures (Note 4)             149,771              -
      Issuance of obligation to parent company
        (Note 2)                                    110,000              -
      Repayment of obligation to parent company
        (Note 2)                                   (110,000)       (10,400)
      Purchases of Company common stock             (16,320)             -
      Purchases of subsidiary common stock           (3,791)             -
      Net proceeds from issuance of Company and
        subsidiary common stock                         680         56,642
      Other                                             (34)             -
                                                  ---------      ---------
    Net cash provided by financing activities     $ 130,306      $  46,242
                                                  ---------      ---------

                                        6PAGE

                              THERMO FIBERTEK INC.

                                   (Unaudited)


                                                    Nine Months Ended
                                               -----------------------------
                                               September 27,  September 28,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $  (3,833)     $    (484)
                                                   ---------      ---------
    Increase (Decrease) in Cash and Cash
      Equivalents                                       (159)        45,136
    Cash and Cash Equivalents at Beginning of
      Period                                         109,805         57,028
                                                   ---------      ---------
    Cash and Cash Equivalents at End of Period     $ 109,646      $ 102,164
                                                   =========      =========
    Noncash Activities:
      Fair value of assets of acquired company     $ 129,271      $  12,606
      Cash paid for acquired company                 107,750        (12,099)
                                                   ---------      ---------
      Liabilities assumed of acquired company      $  21,521      $     507
                                                   =========      =========


    The accompanying notes are an integral part of these consolidated financial statements.














                                        7PAGE

                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisition

        In May 1997, the Company acquired a majority of the assets, subject to certain liabilities, of the stock-preparation business of Black Clawson Company and its affiliates (Black Clawson). In August 1997, the Company acquired the remaining assets of the stock-preparation business of Black Clawson. The aggregate purchase price was approximately $107.7 million in cash, net of cash acquired, and is subject to a post-closing adjustment.

        Pursuant to a promissory note, the Company borrowed $110 million from Thermo Electron Corporation to finance the acquisition. The promissory note bore interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The note was repaid in July 1997 with the net proceeds from the sale of long-term subordinated convertible debentures (Note 4).

        Black Clawson is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used in the manufacture of corrugated boxes.

        The acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $95.1 million, which is being amortized over 40 years. Allocation of the purchase price was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.
                                        8PAGE

                              THERMO FIBERTEK INC.

        Based on unaudited data, the following table presents selected financial information for the Company and Black Clawson on a pro forma basis, assuming the companies had been combined since the beginning of 1996.

                            Three Months Ended        Nine Months Ended
                           ---------------------    --------------------
    (In thousands except   Sept. 27,   Sept. 28,    Sept. 27, Sept. 28,
    per share amounts)          1997        1996         1997      1996
    --------------------------------------------------------------------
    Revenues                 $71,269     $70,829     $209,518  $214,382
    Net income                 4,351       3,181       10,599    10,923
    Earnings per share:
      Primary                    .07         .05          .17       .18
      Fully diluted              .07         .05          .17       .17

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Black Clawson been made at the beginning of 1996.

    3.  Note Receivable

        During 1996, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC (Tree-Free) in connection with a proposed engineering, procurement, and construction project. This project has been indefinitely delayed due to the current weakness in pulp prices and, therefore, the Company expects the project will not proceed in the near future. Tree-Free was unable to repay the note upon its original maturity and the Company consented to several payment extensions. On July 28, 1997, the Company restructured the note from Tree-Free into two promissory notes aggregating $6.5 million, which represent the original principal amount due to the Company plus interest accrued through the date of the restructuring. One such promissory note, for $3.0 million, is secured by a first priority security interest, pari passu with a security interest held by another lender, on certain real estate and equipment, and a second priority security interest, pari passu with a security interest held by another lender, on inventories and accounts receivable. The second promissory note, for $3.5 million, is secured by a first priority security interest in the membership (equity) interests of the equity owners of Tree-Free and certain other assets and is subordinate to other borrowings. In the event of default, the Company intends to exercise its rights under its security agreement to cause all of such membership interests to be transferred to the Company. In such event, the Company expects that it will operate the existing tissue mill owned by Tree-Free, with the intent of selling either the mill or membership interests at one or more public or private sales as soon as practicable thereafter. Although no assurance can be given as to either the timing of any such sale or the amount of the proceeds that may be received therefrom, the Company believes that the fair value of its security exceeds the sum of the carrying amount of the notes from Tree-Free and Tree-Free's indebtedness to its third-party lenders.

                                        9PAGE

                              THERMO FIBERTEK INC.

    4.  Subordinated Convertible Debentures

        In July 1997, the Company issued and sold $153 million principal amount of 4 1/2% subordinated convertible debentures due 2004 for net proceeds of approximately $149.8 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $12.10 per share and are guaranteed on a subordinated basis by Thermo Electron. In July 1997, the Company repaid a $110 million promissory note due to Thermo Electron with a portion of the net proceeds from this offering (Note 2).

    5.  Restructuring Costs

        During the third quarter of 1997, the Company recorded restructuring costs of approximately $1.1 million relating to the consolidation of operations at its Fiberprep, Inc. subsidiary and Lamort Paper Services Ltd. subsidiary (a subsidiary of E&M Lamort, S.A.), located in the United Kingdom, into the operations of Black Clawson. The restructuring charges related primarily to severance for 34 employees whose employment was terminated during the third quarter, and abandoned-facility payments. Other accrued expenses in the accompanying September 27, 1997, balance sheet includes a remaining reserve of $0.4 million associated with the consolidation of these operations.

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

    Overview

        The Company designs and manufactures processing machinery, accessories, and water-management systems for the paper and paper-recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. The Company's Thermo Black Clawson subsidiary, acquired May 1997, is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used

                                       10PAGE

                              THERMO FIBERTEK INC.

    in the manufacture of corrugated boxes. The Company's Thermo Fibergen Inc. subsidiary is developing and commercializing equipment and systems to recover valuable materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. Through its GranTek Inc. subsidiary, acquired July 1996, Thermo Fibergen employs patented technology to produce absorbing granules from papermaking sludge.
        The Company's manufacturing facilities are principally in the U.S. and France. The manufacturing facility in France is located at the Company's E&M Lamort, S.A. subsidiary, which primarily manufactures recycling equipment and accessories.

        The Company's products are primarily sold to the paper industry. Generally, the financial condition of the paper industry corresponds both to changes in the general economy and to a number of other factors, including paper and pulp production capacity. The paper industry entered a severe downcycle in early 1996 and has not recovered. This cyclical downturn adversely affected the Company's business during the second half of 1996 and the first nine months of 1997. The timing of the recovery of the financial condition of the paper industry cannot be predicted.

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

    Results of Operations
    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues increased to $67.6 million in the third quarter of 1997 from $46.1 million in the third quarter of 1996. Revenues increased $20.2 million due to the acquisition of Black Clawson in May 1997. Revenues from the Company's water-management business increased $2.2 million, primarily due to an increase in demand. These improvements were offset in part by a decrease in revenues from the Company's recycling business, primarily due to a decrease in demand resulting from the severe drop in de-inked pulp prices in the summer of 1996. Revenue improvement at the Company's accessories business in the U.S. was largely offset by a decrease in revenues at Lamort's accessories business. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $2.0 million.
                                       11PAGE

                              THERMO FIBERTEK INC.

        The gross profit margin decreased to 37% in the third quarter of 1997 from 43% in the third quarter of 1996, primarily due to lower-margin revenues at Black Clawson, as well as a decrease in gross profit margin at the Company's Lamort subsidiary due to a decrease in revenues and lower margins from Lamort's recycling business due to competitive pricing pressures.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the third quarter of 1997 from 27% in the third quarter of 1996, primarily due to lower expenses as a percentage of revenues at Black Clawson, offset in part by an increase at Thermo Fibergen, primarily due to the hiring of additional sales, marketing, and administrative staff.

        Research and development expenses increased to $1.8 million in the third quarter of 1997 from $1.3 million in the third quarter of 1996, primarily due to the inclusion of $0.4 million in expenses at Black Clawson.

        During the third quarter of 1997, the Company recorded restructuring costs of $1.1 million relating to the consolidation of operations at its Fiberprep, Inc. subsidiary and Lamort Paper Services Ltd. subsidiary (a subsidiary of Lamort), located in the United Kingdom, into the operations of Black Clawson. The restructuring charges related primarily to severance for 34 employees whose employment was terminated during the third quarter, and abandoned-facility payments.

        Interest income increased to $2.1 million in the third quarter of 1997 from $0.7 million in the third quarter of 1996, primarily due to an increase in average invested balances resulting from the net proceeds from Thermo Fibergen's initial public offering in September 1996 and the sale of $153 million principal amount of subordinated convertible debentures in July 1997 (Note 4).

        Interest expense increased to $2.0 million in the third quarter of 1997 from $0.2 million in the third quarter of 1996 as a result of borrowings from Thermo Electron Corporation to finance the May 1997 acquisition of Black Clawson and the July 1997 issuance of $153 million principal amount of subordinated convertible debentures. The borrowings from Thermo Electron were repaid with a portion of the net proceeds from the sale of the subordinated convertible debentures (Note 4).

        The effective tax rate was 40% in the third quarter of 1997 and 39% in the third quarter of 1996. The effective tax rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes, offset in part by the effect of lower foreign tax rates.

        Minority interest expense primarily represents accretion of common stock of subsidiary subject to redemption.

                                       12PAGE

                              THERMO FIBERTEK INC.

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues increased to $166.8 million in the first nine months of 1997 from $143.7 million in the first nine months of 1996. Revenues increased $30.0 million due to the acquisitions of Black Clawson in May 1997 and GranTek in July 1996. In addition, revenues from the Company's accessories and water-management businesses increased primarily due to an increase in demand. These improvements were offset in part by a $9.7 million decrease in revenues from the Company's recycling business, principally at the Company's Fiberprep subsidiary, due to a decrease in demand resulting from a severe drop in de-inked pulp prices in the summer of 1996. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased revenues by $4.1 million.

        The gross profit margin decreased to 40% in the first nine months of 1997 from 43% in the first nine months of 1996, primarily for the reasons discussed in the results of operations for the third quarter.

        Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first nine months of 1997 from 24% in the first nine months of 1996, primarily due to a decrease in revenues at the Company's Fiberprep subsidiary and an increase in selling, general, and administrative expenses at Thermo Fibergen for the reasons discussed in the results of operations for the third quarter. The increase in selling, general, and administrative expenses as a percentage of revenues was offset in part by lower selling, general, and administrative expenses as a percentage of revenues at Black Clawson.

        Research and development expenses increased to $4.7 million in the first nine months of 1997 from $4.2 million in the first nine months of 1996, primarily due to the inclusion of $0.6 million in expenses at Black Clawson.

        The Company recorded restructuring costs of $1.1 million in the first nine months of 1997 for the reasons discussed in the results of operations for the third quarter.

        Interest income increased to $5.2 million in the first nine months of 1997 from $2.1 million in the first nine months of 1996, primarily due to the reasons discussed in the results of operations for the third quarter.

        Interest expense increased to $3.0 million in the first nine months of 1997 from $0.5 million in the first nine months of 1996, primarily due to the reasons discussed in the results of operations for the third quarter.

        The effective tax rate was 39% in the first nine months of 1997 and 1996. The effective tax rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes, offset in part by the effect of lower foreign tax rates.

        Minority interest expense primarily represents accretion of common stock of subsidiary subject to redemption.

                                       13PAGE

                              THERMO FIBERTEK INC.

    Liquidity and Capital Resources

        Consolidated working capital was $167.8 million at September 27, 1997, compared with $115.6 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $139.1 million at September 27, 1997, compared with $109.8 million at December 28, 1996. Of the $139.1 million balance at September 27, 1997, $58.1 million was held by Thermo Fibergen and $3.5 million was held by Fiberprep, with the remainder being held by the Company and its wholly owned subsidiaries. At September 27, 1997, $13.4 million of the Company's cash and cash equivalents was held by its Lamort subsidiary. Repatriation of this cash into the U.S. is subject to a 5% withholding tax in France and could also be subject to a United States tax.

        During the first nine months of 1997, $12.4 million of cash was provided by operating activities. Cash provided by the Company's operating results was reduced by a decrease in accounts payable of $6.8 million and an increase in unbilled contract costs and fees of $4.3 million, offset in part by an increase in other current liabilities of $2.3 million and a decrease in accounts receivable of $2.5 million. The reduction in accounts payable was primarily due to the payment of a substantial portion of acquired accounts payable at Black Clawson. The increase in other current liabilities reflects an increase in billings in excess of contract costs and fees, accrued income taxes, and accrued interest payable. The reduction in accounts receivable was primarily due to the timing of billings on percentage-of-completion contracts, reflected in the increase in unbilled contract costs and fees.

        During the first nine months of 1997, the Company's primary investing activities, excluding purchases of available-for-sale investments, included an acquisition and capital expenditures. The Company acquired the assets, subject to certain liabilities, of the stock-preparation business of Black Clawson for $107.7 million in cash, net of cash acquired (Note 2). The purchase price is subject to a post-closing adjustment. The Company expended $2.1 million for purchases of property, plant, and equipment during the first nine months of 1997.

        During the first nine months of 1997, the Company's financing activities provided $130.3 million in cash. The Company borrowed $110 million from Thermo Electron to finance the acquisition of Black Clawson (Note 2). In July 1997, the Company issued and sold $153 million principal amount of 4 1/2% subordinated convertible debentures due 2004 for net proceeds of approximately $149.8 million. A portion of the proceeds was used to repay the $110 million note due to Thermo Electron (Note 4). The Company repurchased $3.8 million of Thermo Fibergen common stock and $16.3 million of Company common stock during the first nine months of 1997.

        The Company's Board of Directors has authorized the repurchase, through March 19, 1998, of up to $5 million of Thermo Fibergen's common stock in open market or negotiated transactions. Any such purchases would be funded from working capital. Through September 27, 1997, the Company had expended $3.8 million under this authorization.
                                       14PAGE

                              THERMO FIBERTEK INC.

        The Company's Board of Directors has authorized the repurchase, through July 18, 1998, of up to $20 million of Company common stock in open market or negotiated transactions. Any such purchases would be funded from working capital. Through September 27, 1997, the Company had expended $16.3 million under this authorization.

        At September 27, 1997, the Company had $54.8 million of undistributed foreign earnings. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

        In the remainder of 1997, the Company plans to make expenditures for property, plant, and equipment of approximately $1.5 million. In addition, Thermo Fibergen may make additional capital expenditures for the construction of one or more fiber-recovery plants. Construction of fiber-recovery plants is dependent upon Thermo Fibergen entering into long-term contracts with paper mills, under which Thermo Fibergen will charge fees to accept the mills' papermaking sludge. Thermo Fibergen does not currently have such agreements in place nor is there any assurance that Thermo Fibergen will be able to obtain such contracts. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION
    Item 2 - Changes in Securities and Use of Proceeds

    (c) Recent Sales of Unregistered Securities

        On July 10, 1997, the Company entered into an agreement to sell at par $150 million principal amount of 4 1/2% convertible subordinated debentures due 2004 (the Debentures).

        Debentures having an aggregate principal amount of $153 million (including $3 million principal amount to cover over-allotments) were sold on July 16, 1997 to the underwriters of the offering in reliance on
    Section 4(2) of the Securities Act of 1933, as amended (the Securities
    Act). Debentures having an aggregate principal amount of $116.9 million were then resold by the underwriters to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Securities Act. (The balance of the Debentures were resold and delivered by the underwriters to non-United States persons outside of the United States, its territories and possessions in reliance on the exemption from registration provided by Regulation S under the Securities Act.)

        The managers of the offering were Lehman Brothers International (Europe), Salomon Brothers Inc., and Smith Barney Inc. The total underwriting discounts and commissions applicable to the 144A Debentures were approximately $2.3 million, or 2.0% of the principal amount thereof.

        The Debentures are convertible into shares of the Company's common stock at a price of $12.10 per share.

                                       15PAGE

                              THERMO FIBERTEK INC.

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On July 16, 1997, the Company filed a Current Report on Form 8-K, with respect to the sale of $153 million principal amount of 4 1/2% convertible subordinated debentures due 2004.

        On August 5, 1997, the Company filed an amendment on Form 8-K/A, pertaining to the acquisition by the Company of the Stock-preparation Business of the Black Clawson Company and its affiliates, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.


















                                       16PAGE

                              THERMO FIBERTEK INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 30th day of October 1997.

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












                                       17PAGE

                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

       11        Statement re: Computation of Earnings per Share.

       27        Financial Data Schedule.