Form 10-K
period 1998-01-03
THERMO FIBERTEK INC
filed 1998-03-23
CIK 886346

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ___________________________________________
                                    FORM 10-K

    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 3, 1998

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
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:
        Title of each class        Name of each exchange on which registered
    ----------------------------   -----------------------------------------
    Common Stock, $.01 par value             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
    Yes [ X ] No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $74,178,000. As of January 30, 1998, the Registrant had 61,549,894 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Thermo Fibertek Inc. (the Company or the Registrant) designs and manufactures processing machinery, accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water.

        The Company's predecessors have been in operation for more than 100 years, and the Company has a large, stable customer base that includes most papermakers worldwide. The Company seeks to expand its business through the introduction of new products and technologies to these customers. The Company currently manufactures its products in several countries in Europe and North America, and licenses certain of its products for manufacture in South America and the Pacific Rim.

        In May 1997, the Company acquired a majority of the assets, subject to certain liabilities, of the stock-preparation business of Black Clawson Company and affiliates. In August 1997, the Company acquired the remaining assets of the stock-preparation business of Black Clawson Company and affiliates. This business has been renamed Thermo Black Clawson. The aggregate purchase price was approximately $103.4 million in cash. Thermo Black Clawson is a leading supplier of recycling equipment used in processing fiber for the production of "brown paper," such as that used in the manufacture of corrugated boxes.

        Pursuant to a promissory note, the Company borrowed $110.0 million from Thermo Electron Corporation to finance the acquisition of Thermo Black Clawson. The note was repaid in July 1997 with the net proceeds from the sale of $153.0 million principal amount of 4 1/2% subordinated convertible debentures due 2004.

        In September 1996, the Company's Thermo Fibergen Inc. subsidiary sold 4,715,000 units, each unit consisting of one share of Thermo Fibergen common stock and one redemption right, in an initial public offering at $12.75 per unit for net proceeds of $55.8 million. The common stock and redemption rights began trading separately on December 13, 1996. Holders of a redemption right have the option to require Thermo Fibergen to redeem one share of Thermo Fibergen common stock at $12.75 per share in September 2000 or 2001. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.

                                        2PAGE

        As of January 3, 1998, the Company owned 10,419,950 shares of Thermo Fibergen common stock, representing 71% of such outstanding common stock. During 1997*, the Company purchased 419,950 shares of Thermo Fibergen common stock for $3.8 million.

        The Company is a majority-owned subsidiary of Thermo Electron. As of January 3, 1998, Thermo Electron owned 55,150,063 shares of the Company's common stock, representing 90% of such outstanding common stock. In addition to the Company's products, Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical processing; and conducts advanced-technology research and development. During 1997, Thermo Electron purchased 1,779,400 shares of the Company's common stock in the open market at a total cost of $16.3 million.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company is engaged in one business segment: the design and manufacture of equipment, accessory products, and water-management systems for the paper and paper recycling industries.

    (c) Description of Business

        (i) Principal Products and Services

    Recycling

        The Company develops, designs, and manufactures custom-engineered systems that remove debris, impurities, and ink from wastepaper, and process it into a fiber mix used to produce either white or brown grades of recycled paper. The Company offers more than 20 products related to


    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        3PAGE
    all aspects of the recycling process. Some of the systems include:

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

        De-inking Systems, including the patented MacCell that uses the latest generation of Autoclean injectors to produce small air bubbles in the bottom of the pulp slurry. The ink bonds to the air bubbles and rises to the surface, where it is removed through a unique propellant system. The efficiency of this unit and the reduced floor space required for equivalent ink removal make the MacCell one of the Company's most important products within a de-inking system.

        Reject-handling and Water-treatment Systems, including gravity type strainers and in-line filtration, developed by the Company's Engineered Systems Division (AES), as well as compactors and sand separators designed to recapture "good" fiber rejected with debris in the primary process line.

        Thermo Fibergen's GranTek subsidiary employs patented technology to produce absorbing granules from papermaking sludge. These granules, marketed under the trade name Biodac, are principally used as a carrier to deliver chemicals for agricultural, professional turf, home lawn and garden, and mosquito-control applications.

        Revenues from the Company's recycling business were $93.6 million, $56.2 million, and $77.0 million in 1997, 1996, and 1995, respectively.

    Accessories

        The Company designs, develops, and manufactures a wide range of accessories that continuously clean the rolls of a papermaking machine, remove the sheet (web) from the roll, automatically cut the web during sheet breaks, and remove curl from the sheet. These functions are critical for paper manufacturers because they help manufacturers avoid potential catastrophic damage to the papermaking equipment while reducing expensive machine downtime and improving paper quality. Accessories include:

        Doctors and related equipment, that shed the sheet from the roll during sheet breaks and start-ups and keep rolls clean by removing stock accumulations, water rings, fuzz, pitch, and filler buildup.

        Profiling Systems, that help ensure a uniform gloss on the web and control moisture and curl within the sheet.

                                        4PAGE

        Revenues from the Company's accessories business were $83.0 million, $82.2 million, and $73.9 million in 1997, 1996, and 1995, respectively.

    Water-management

        The Company designs, develops, and manufactures equipment used to drain water from the pulp slurry, form the sheet web, and reuse the process water. These systems include:

        Formation Tables, consisting of free-draining elements and vacuum augmented elements to control the amount of water removed from the pulp slurry to form the paper web.

        Showers and Felt-conditioning Systems, used to clean and condition the fabrics and felts which in turn are used to transport the paper web through various stages of the papermaking machine.

        Water-filtration Systems, consisting of pressure, gravity, and vacuum assisted filters and strainers used to remove extraneous contaminants from the process water before reuse and to recover reusable fiber for recycling back into the pulp slurry.

        Revenues from the Company's water-management business were $44.0 million, $40.0 million, and $40.8 million in 1997, 1996, and 1995, respectively.

    Other

        The Company also manufactures and markets dryers and pollution-control equipment for the printing, papermaking, and converting industries. The Company's dryers transfer heat efficiently from the dryer to the paper web resulting in significant energy savings and improved paper and printing quality. The Company's thermal incinerators reduce volatile organic compounds (VOCs) that are produced when solvents contained in the printed or coated material evaporate. The Company's Thermo Black Clawson subsidiary also manufactures and markets the Chemi-Washer (R), a horizontal belt washer used in the virgin pulping process. The Chemi-Washer consumes less energy than other commercial washing systems and significantly decreases the amount of water used and effluent produced.

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

        For recycling equipment, the Company maintains a stock-preparation pilot laboratory adjacent to the manufacturing facility at its E. & M. Lamort, S.A. (Lamort) subsidiary and one at Thermo Black Clawson's

                                        5PAGE

    Middletown, Ohio, facility, both of which contain all equipment necessary to replicate a commercial stock-preparation system. A customer's wastepaper can be tested to determine the exact system configuration that would be recommended for its future facility. The testing laboratories are also used to evaluate prototype equipment, enabling research teams to quickly and thoroughly evaluate new designs. In addition, the Company works closely with its customers in the development of products, typically field testing new products on the customers' papermaking machines. In the U.S., one facility houses an operation for continued development of accessory products, while another is devoted to development of new water-management products.

        In 1996, Thermo Fibergen constructed a mobile pilot plant that it uses to demonstrate its fiber-recovery process and test the sludge streams of mills in the United States and Canada. In 1997, Thermo Fibergen continued research and development efforts relating to its fiber-recovery systems. In addition, GranTek's processing center in Green Bay, Wisconsin, contains a pilot plant that it uses to develop sludge-based products and processes employed at its main facility. In 1997, GranTek successfully completed commercial introduction of a new row-crop granule in the South African market that it intends to introduce in the U.S. market during 1998. GranTek also introduced a granule for oil- and grease-absorption on a limited basis and completed development of two formulations of cat box filler product, which GranTek expects to begin marketing in 1998.

        The Company seeks to develop a broad range of equipment for all facets of the markets it serves. Over the next several years the Company expects to focus its research and development efforts on the advancement of paper recycling equipment to further improve the quality of recycled paper.

        Research and development expenses for the Company were $6.8 million, $5.5 million, and $4.1 million in 1997, 1996, and 1995, respectively.

        (iii) Raw Materials

        Raw materials, components, and supplies for all of the Company's significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv) Patents, Licenses, and Trademarks

        The Company protects its intellectual property rights by applying for and obtaining patents when appropriate. The Company also relies on technical know-how, trade secrets, and trademarks to maintain its competitive position. The Company has numerous U.S. and foreign patents, expiring on various dates ranging from 1998 to 2014.

                                        6PAGE

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

        The Company maintains a worldwide network of licensees and cross-licensees of products with other companies servicing the pulp, papermaking, converting, and paper recycling industries. The Company holds an exclusive worldwide license for its de-inking cells under an agreement that extends until 2007. The Company also has license arrangements with several companies with regard to its dryers, pollution-control equipment, and accessory equipment. Thermo Fibergen has granted two companies nonexclusive licenses under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil- and grease-absorption and cat box filler markets.

        (v) Seasonal Influences

        There are no material seasonal influences on the Company's sales of products and services.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's revenues in any of the past three years.

        (viii) Backlog

        The Company's backlog of firm orders as of January 3, 1998, and December 28, 1996, was $60.0 million and $37.1 million, respectively. The Company anticipates that substantially all of the backlog at January 3, 1998, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee. The Company's backlog of firm orders increased principally due to the inclusion of $22.8 million of backlog at Thermo Black Clawson, acquired May 1997.

        (ix) Government Contracts

        Not applicable.

                                        7PAGE

        (x) Competition

        The Company faces significant competition in each of its principal markets. The Company competes principally on the basis of quality, service, technical expertise, product innovation, and price. The Company believes that the reputation it has established over more than 100 years for quality products and in-depth process knowledge provides it with a competitive advantage. In addition, a significant portion of the Company's business is generated from its existing customer base. To maintain this base, the Company has emphasized service and a problem-solving relationship with its customers.

        The Company is a leading supplier of recycling equipment for the preparation of wastepaper to be used in the production of recycled paper. There are several major competitors that supply various pieces of equipment for this process. The Company's principal competitors on a worldwide basis are Voith Sulzer Papiertechnik, Beloit Corporation, Ahlstrom Machine Company, Kvaerner Pulping Technologies, Sunds Defibrator Inc., and Maschinenfabrik Andritz AG. Various competitors tend to specialize in segments within the white and brown paper markets. The Company competes in the recycling-equipment marketplace primarily on the basis of systems knowledge, product innovation, and price.

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

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its results of operations, financial condition, or competitive position.

        (xiii) Number of Employees

        As of January 3, 1998, the Company employed approximately 1,404 people. Approximately 78 employees at the Company's Kaukauna, Wisconsin, operation are represented by a labor union under a collective bargaining agreement expiring May 31, 1998. Approximately 30 employees at the Company's Pointe Claire, Quebec, Canada, operation are represented by a labor union under a collective bargaining agreement expiring August 31, 1999. Approximately 18 employees at the Company's Middletown, Ohio,

                                        8PAGE
    operation are represented by a labor union under a collective bargaining agreement expiring November 1, 2000. Approximately 39 employees at the Company's Guadalajara, Mexico, operation are represented by a labor union under an annual collective bargaining agreement. In addition, employees of the Company's subsidiaries in France and England are represented by trade unions. The Company has had no work stoppages and considers its relations with employees and unions to be good.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                    Present Title (Year First Became
        Name                  Age   Executive Officer)
        --------------------------------------------------------------------
        William A. Rainville   56   President and Chief Executive
                                      Officer (1991)
        John N. Hatsopoulos*   63   Chief Financial Officer and Senior Vice
                                      President (1991)
        Jonathan W. Painter    39   Executive Vice President, Operations
                                      (1997)
        Jan-Eric Bergstedt     62   Vice President (1996)
        Edwin D. Healy         60   Vice President (1994)
        Bruno Lamort de Gail   63   Vice President (1991)
        Thomas M. O'Brien      46   Vice President, Finance (1994)
        Edward J. Sindoni      53   Vice President; President, Thermo Web
                                      Systems, Inc. (1994)
        Paul F. Kelleher       55   Chief Accounting Officer (1991)

    * John N. Hatsopoulos and Dr. George N. Hatsopoulos, a director of the Company, are brothers.

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Rainville, Hatsopoulos, Lamort de Gail, and Kelleher have held comparable positions for at least five years with the Company or with its parent company, Thermo Electron. Mr. Painter was Vice President, Strategic Planning, from 1993 to 1994, Treasurer of Thermo Electron from 1994 to 1997, and became an Executive Officer of the Company in 1997. Mr. Bergstedt has been a Vice President of the Company since November 1993, and was designated an executive officer in 1996. Prior to joining the Company, Mr. Bergstedt was Group Vice President, Pulp and Paper, at Andritz Sprout-Bauer, Inc., a supplier of equipment to the pulp and paper industry, from January 1991 to December 1992. Mr. Healy has been a Vice President of the Company since November 1991, Chairman of Thermo Black Clawson Ltd. since 1997, and President of Fiberprep from May 1988 to 1997, and was designated an executive officer of the Company in 1994. Mr. O'Brien has been Vice President, Finance, of

                                        9PAGE
    the Company since November 1991, and was designated an executive officer in 1994. Mr. Sindoni has been a Vice President of the Company since November 1991, President of the Company's Thermo Web Systems, Inc. subsidiary since January 1993, and was Senior Vice President of Thermo Web Systems Inc. from 1987 to January 1993, and was designated an executive officer in 1994. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties

        The Company owns approximately 1,061,000 square feet and leases approximately 323,000 square feet of manufacturing, engineering, and office space worldwide under leases expiring at various dates ranging from 1998 to 2005. The Company's principal engineering and manufacturing space is located in Auburn, Massachusetts; Guadalajara, Mexico; Queensbury, New York; Middletown, Ohio; Green Bay, Wisconsin; Kaukauna, Wisconsin; Pointe Claire, Quebec, Canada; Vitry-le-Francois, France; and Bury, England. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended.

    Item 3. Legal Proceedings

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                       10PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                       11PAGE

                                     PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

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

      (a, d) Financial Statements and Schedules

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

         (b) Reports on Form 8-K

             During the Company's quarter ended January 3, 1998, the Company was not required to file, and did not file, any Current Report on Form 8-K.

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

    Date: March 20, 1998               THERMO FIBERTEK INC.


                                       By: William A. Rainville
                                           --------------------------
                                           William A. Rainville
                                           President, Chief Executive
                                             Officer, and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 20, 1998.

    Signature                          Title


    By: William A. Rainville       President, Chief Executive Officer,
        -------------------------
        William A. Rainville             and Director


    By: John N. Hatsopoulos        Chief Financial Officer, Senior
        -------------------------
        John N. Hatsopoulos              Vice President, and Director


    By: Paul F. Kelleher           Chief Accounting Officer
        -------------------------
        Paul F. Kelleher


    By: Walter J. Bornhorst        Director
        -------------------------
        Walter J. Bornhorst


    By: George N. Hatsopoulos      Director
        -------------------------
        George N. Hatsopoulos


    By:                            Director
        -------------------------
        Francis L. McKone


    By: Donald E. Noble            Chairman of the Board and Director
        -------------------------
        Donald E. Noble

                                       14PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of Thermo Fibertek Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Fibertek Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 Arthur Andersen LLP



    Boston, Massachusetts
    February 9, 1998

                                       15PAGE

  SCHEDULE II

                              THERMO FIBERTEK INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


                    Balance  Provision                                 Balance
                         at    Charged             Accounts             at End
                  Beginning         to   Accounts   Written                 of
  Description       of Year    Expense  Recovered       Off  Other(a)     Year
  ----------------------------------------------------------------------------
  Allowance for
    Doubtful
    Accounts

  Year Ended
    Jan. 3, 1998     $1,948     $  362     $    -    $ (576)   $  831   $2,565

  Year Ended
    Dec. 28, 1996    $2,552     $ (450)    $   74    $ (202)   $  (26)  $1,948

  Year Ended
    Dec. 30, 1995    $2,097     $  440     $    -    $ (110)   $  125   $2,552

  (a) Represents translation adjustment, net of $1,113 and $30 allowances of businesses acquired during 1997 and 1996, respectively, as described in
      Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders.

                                       16PAGE

                                  EXHIBIT INDEX

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

      2.2 Asset Purchase Agreement dated as of May 22, 1997 among BC Acquisition Corp., Thermo Fibertek Inc., The Black Clawson Company, Black Clawson Shartle Mfg. Co. Inc., Black Clawson International, Ltd., Black Clawson Canada Fibre Processing Ltd., Black Clawson Europe S.A. and Carl C. Landegger (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to events occurring on May 22, 1997 [File No 1-11406] and incorporated herein by reference).

      3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-11406] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

      4.1 - 4.4 Reserved.

      4.5 Fiscal Agency Agreement dated as of July 16, 1997, among the Registrant, Thermo Electron, and Bankers Trust Company as fiscal agent, relating to $153 million principal amount of 4 1/2% Convertible Subordinated Debentures due 2004 (filed as
                Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-11406] and incorporated herein by reference).

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

                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.4       Thermo Web Systems, Inc. (formerly Thermo Electron Web
                Systems, Inc.) Retirement Plan, as amended (filed as Exhibit
                10(g) to the Registrant's Registration Statement on Form S-1
                [Reg. No. 33-51172] and incorporated herein by reference).

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

     10.12 Amended and Restated Master Repurchase Agreement dated as of December 28, 1996 (filed as Exhibit 10.12 to the
                Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 [File No. 1-11406] and incorporated herein by reference).

                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.13      Assignment Agreement dated as of December 22, 1994, between
                Thermo Electron and TE Great Lakes, Inc. (filed as Exhibit
                10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

     10.14 Management Services Agreement dated as of December 22, 1994, between TE Great Lakes, Inc. and Fiberprep (filed as Exhibit
                10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

     10.15 Equipment Supply Agreement dated as of December 22, 1994, between TE Great Lakes, Inc. and Fiberprep (filed as Exhibit
                10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

     10.16 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 9, 1997, between the Registrant and Thermo Electron.

     10.17 Form of Guarantee of Thermo Electron relating to Thermo Fibergen's Redemption Rights (filed as Exhibit 4.1 to Thermo Fibergen's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.18 Guarantee Agreement among Thermo Fibergen, Thermo Electron, and the Representatives of the Underwriters (filed as Exhibit 4.2 to Thermo Fibergen's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.19 Form of Thermo Fibergen's Redemption Right Certificate (filed as Exhibit 4.4 to Thermo Fibergen's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).


     10.20      Incentive Stock Option Plan of the Registrant (filed as
                Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

     10.21      Nonqualified Stock Option Plan of the Registrant (filed as
                Exhibit 10(l) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.22      Equity Incentive Plan of the Registrant (filed as Attachment
                A to the Proxy Statement dated May 3, 1994, of the
                Registrant [File No. 1-11406] and incorporated herein by reference).

     10.23 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(m) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

     10.24      Directors' Stock Option Plan of the Registrant (filed as
                Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-11406] and incorporated herein by reference).

     10.25      Thermo Fibergen Equity Incentive Plan (filed as Exhibit
                10.11 to Thermo Fibergen's Registration Statement on Form S-1 [Registration No. 333-07585] and incorporated herein by reference).

     10.26 Thermo Fibertek - Thermo Fibergen Nonqualified Stock Option Plan (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 [File No. 1-11406] and incorporated herein by reference).

                In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

     10.27      Restated Stock Holding Assistance Plan and Form of
                Promissory Note.

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21         Subsidiaries of the Registrant.

     23         Consent of Arthur Andersen LLP.

     27         Financial Data Schedule for the Year Ended January 3, 1998.

     27.1 Financial Data Schedule for the Quarter Ended March 29, 1997 (Restated for the adoption of SFAS No. 128).