Form 10-Q
period 1998-04-04
THERMO FIBERTEK INC
filed 1998-05-08
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.01 par value                61,706,983
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $66,037
        and $62,550 under repurchase agreement
        with affiliated company)                     $120,451       $111,648
      Available-for-sale investments, at quoted
        market value (amortized cost of $29,454
        and $36,273)                                   29,478         36,319
      Accounts receivable, less allowances of
        $2,314 and $2,565                              46,799         53,408
      Unbilled contract costs and fees                  4,166          4,422
      Inventories:
        Raw materials and supplies                     15,420         14,609
        Work in process                                 7,713          6,426
        Finished goods                                 11,399         10,925
      Prepaid and refundable income taxes (includes
        $940 due from parent company in fiscal 1997)    7,165          7,457
      Other current assets                              1,633          2,256
                                                     --------       --------
                                                      244,224        247,470
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            61,763         61,059
      Less: Accumulated depreciation and
            amortization                               33,328         32,723
                                                     --------       --------
                                                       28,435         28,336
                                                     --------       --------
    Other Assets                                       14,201         14,437
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                       127,887        128,695
                                                     --------       --------
                                                     $414,747       $418,938
                                                     ========       ========


                                        2PAGE

                              THERMO FIBERTEK INC.

                                  (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   April 4,     January 3,
   (In thousands except share amounts)                 1998           1998
   -----------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                              $ 23,120       $ 25,755
     Accrued payroll and employee benefits            8,608         10,588
     Billings in excess of contract costs
       and fees                                       5,218          5,548
     Accrued warranty costs                           8,550          8,620
     Accrued income taxes (includes $737
       due from parent company in fiscal 1998)        1,193              -
     Other accrued expenses                          14,786         18,512
     Due to parent company and affiliated
       companies                                      1,107          1,451
                                                   --------       --------
                                                     62,582         70,474
                                                   --------       --------
   Deferred Income Taxes and Other Deferred Items     4,287          4,267
                                                   --------       --------
   Subordinated Convertible Debentures              153,000        153,000
                                                   --------       --------

   Minority Interest                                    252            290
                                                   --------       --------
   Common Stock of Subsidiary Subject to
     Redemption ($54,762 redemption value)           53,059         52,812
                                                   --------       --------

   Shareholders' Investment:
     Common stock, $.01 par value, 150,000,000
       shares authorized; 63,358,087 and
       63,331,887 shares issued                         634            633
     Capital in excess of par value                  80,321         81,865
     Retained earnings                               86,858         82,607
     Treasury stock at cost, 1,682,287 and
       1,820,709 shares                             (18,120)       (19,494)
     Accumulated other comprehensive items
       (Note 3)                                      (8,126)        (7,516)
                                                   --------       --------
                                                    141,567        138,095
                                                   --------       --------
                                                   $414,747       $418,938
                                                   ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                  (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
   (In thousands except per share amounts)               1998          1997
   ------------------------------------------------------------------------
   Revenues                                           $62,330       $44,667
                                                      -------       -------

   Costs and Operating Expenses:
     Cost of revenues                                  37,052        25,536
     Selling, general, and administrative expenses     16,244        12,975
     Research and development expenses                  1,867         1,276
                                                      -------       -------
                                                       55,163        39,787
                                                      -------       -------

   Operating Income                                     7,167         4,880

   Interest Income                                      1,982         1,437
   Interest Expense (includes $131 to related
     party in fiscal 1997)                             (1,861)         (156)
                                                      -------       -------
   Income Before Provision for Income Taxes and
     Minority Interest                                  7,288         6,161
   Provision for Income Taxes                           2,834         2,317
   Minority Interest Expense                              203           384
                                                      -------       -------
   Net Income                                         $ 4,251       $ 3,460
                                                      =======       =======
   Earnings per Share (Note 2):
     Basic                                            $   .07       $   .06
                                                      =======       =======
     Diluted                                          $   .07       $   .05
                                                      =======       =======
   Weighted Average Shares (Note 2):
     Basic                                             61,562        61,140
                                                      =======       =======
     Diluted                                           62,641        64,189
                                                      =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                      Three Months Ended
                                                    ----------------------
                                                    April 4,     March 29,
   (In thousands)                                       1998          1997
   -----------------------------------------------------------------------
   Operating Activities:
     Net income                                     $  4,251      $  3,460
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
           Depreciation and amortization               2,236         1,403
           Provision for losses on accounts
             receivable                                   55            15
           Minority interest expense                     203           384
           Other noncash items                             8             -
           Changes in current accounts:
             Accounts receivable                       6,291         5,249
             Inventories and unbilled contract
               costs and fees                         (2,576)       (4,778)
             Prepaid income taxes and other
               current assets                            866         1,045
             Accounts payable                         (2,962)         (111)
             Other current liabilities                (4,752)       (1,578)
                                                    --------      --------
   Net cash provided by operating activities           3,620         5,089
                                                    --------      --------
   Investing Activities:
     Purchases of available-for-sale investments      (2,500)            -
     Proceeds from sale and maturities of
       available-for-sale investments                  9,311             -
     Purchases of property, plant, and equipment      (1,359)         (908)
     Issuance of note receivable                           -        (3,000)
     Other                                                81           (21)
                                                    --------      --------
   Net cash provided by (used in) investing
     activities                                        5,533        (3,929)
                                                    --------      --------
   Financing Activities:
     Other                                              (169)            4
                                                    --------      --------
   Net cash provided by (used in) financing
     activities                                     $   (169)     $      4
                                                    --------      --------

                                        5PAGE

                              THERMO FIBERTEK INC.

                                  (Unaudited)


                                                     Three Months Ended
                                                  ------------------------
                                                   April 4,      March 29,
   (In thousands)                                      1998           1997
   -----------------------------------------------------------------------
   Exchange Rate Effect on Cash                    $   (181)      $ (2,272)
                                                   --------       --------
   Increase (Decrease) in Cash and Cash
     Equivalents                                      8,803         (1,108)
   Cash and Cash Equivalents at Beginning of
     Period                                         111,648        109,805
                                                   --------       --------
   Cash and Cash Equivalents at End of Period      $120,451       $108,697
                                                   ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.



















                                       6PAGE

                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Basic
    Net income                                          $ 4,251     $ 3,460
                                                        -------     -------
    Weighted average shares                              61,562      61,140
                                                        -------     -------
    Basic earnings per share                            $   .07     $   .06
                                                        =======     =======
    Diluted
    Net income                                          $ 4,251     $ 3,460
    Effect of:
      Convertible obligations                                 -          79
      Majority-owned subsidiary's dilutive securities        (9)        (27)
                                                        -------     -------
    Income available to common shareholders,
      as adjusted                                       $ 4,242     $ 3,512
                                                        -------     -------

    Weighted average shares                              61,562      61,140
    Effect of:
      Convertible obligations                                 -       1,888
      Stock options                                       1,079       1,161
                                                        -------     -------
    Weighted average shares, as adjusted                 62,641      64,189
                                                        -------     -------
    Diluted earnings per share                          $   .07     $   .05
                                                        =======     =======

                                        7PAGE

                              THERMO FIBERTEK INC.

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 48,000 of such options outstanding, with exercise prices ranging from $12.58 to $14.32 per share.

        In addition, the computation of diluted earnings per share for 1998 excludes the effect of assuming the conversion of the Company's $153.0 million principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items" which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of 1998 and 1997, the Company had comprehensive income of $3,645,000 and a comprehensive loss of $1,070,000, respectively.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.


                                        8PAGE

                              THERMO FIBERTEK INC.

    Overview

        The Company designs and manufactures processing machinery, accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. The Company's Thermo Black Clawson subsidiary, acquired May 1997, is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used in the manufacture of corrugated boxes. The Company's Thermo Fibergen Inc. subsidiary is developing and commercializing technology to recover valuable materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. In December 1997, Thermo Fibergen entered into a ten-year contract with a paper mill to provide fiber-recovery and water-clarification services to the paper mill, and an engineering, procurement, and construction contract for the construction of the facility to provide such services. Construction of the fiber-recovery and water-clarification facility began during the first quarter of 1998. Through its GranTek Inc. subsidiary, Thermo Fibergen employs patented technology to produce absorbing granules from papermaking sludge.

        The Company's manufacturing facilities are principally located in the U.S. and France. The manufacturing facility in France is located at the Company's E. & M. Lamort, S.A. subsidiary, which primarily manufactures recycling equipment and accessories.

        The Company's products are primarily sold to the paper industry. Generally, the financial condition of the paper industry corresponds both to changes in the general economy and to a number of other factors, including paper and pulp production capacity. The paper industry entered a severe downcycle in early 1996 and has not recovered. This cyclical downturn, which began adversely affecting the Company's business during the second half of 1996, continues to have an adverse effect on the Company's business. The timing of the recovery of the financial condition of the paper industry cannot be predicted.

        In 1997, approximately 37% of the Company's sales originated outside the U.S., principally in Europe, and approximately 13% of the Company's revenues were exports from the U.S. During 1997, the Company had exports from the Company's U.S. and foreign operations to Asia of approximately 6% of total revenues, a substantial portion of which represents sales from Thermo Black Clawson, acquired May 1997. Exports to Asia in 1997 were primarily to China, Japan, and South Korea. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia, other than to China, have been adversely affected by the unstable economic conditions in that region. To date, the Company's business in China has not been adversely affected by the Asian crisis.
                                        9PAGE

                              THERMO FIBERTEK INC.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues increased to $62.3 million in the first quarter of 1998 from $44.7 million in the first quarter of 1997, primarily due to the inclusion of $17.4 million in revenues from Thermo Black Clawson, acquired May 1997. Additional revenue improvement over the prior year was principally from an increase in demand at the Company's accessories business. These improvements were offset in part by a $2.3 million decrease in revenues from the Company's recycling business, principally due to a continuing decrease in demand resulting from a severe drop in de-inked pulp prices in the summer of 1996. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased 1998 revenues by $1.5 million.

        The gross profit margin decreased to 41% in the first quarter of 1998 from 43% in the first quarter of 1997, primarily due to the inclusion of lower-margin revenues at Thermo Black Clawson.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the first quarter of 1998 from 29% in the first quarter of 1997, primarily due to lower expenses as a percentage of revenues at Thermo Black Clawson.

        Research and development expenses increased to $1.9 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997, primarily due to the inclusion of $0.5 million in expenses at Thermo Black Clawson.

        Interest income increased to $2.0 million in the first quarter of 1998 from $1.4 million in the first quarter of 1997, primarily due to an increase in average invested balances resulting from the remaining net proceeds from the July 1997 sale of $153.0 million principal amount of 4 1/2% subordinated convertible debentures, of which $103.4 million was used to finance the acquisition of Thermo Black Clawson.

        Interest expense increased to $1.9 million in the first quarter of 1998 from $0.2 million in the first quarter of 1997 as a result of the July 1997 issuance of subordinated convertible debentures.

        The effective tax rate was 39% in the first quarter of 1998 and 38% in the first quarter of 1997. These rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, offset in part in 1997 by the effect of lower foreign tax rates.

        Minority interest expense primarily represents accretion of Thermo Fibergen's common stock subject to redemption.


                                       10PAGE

                              THERMO FIBERTEK INC.

    Liquidity and Capital Resources

        Consolidated working capital was $181.6 million at April 4, 1998, compared with $177.0 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $149.9 million at April 4, 1998, compared with $148.0 million at January 3, 1998. Of the $149.9 million balance at April 4, 1998, $57.6 million was held by Thermo Fibergen, $6.5 million was held by Fiberprep, and the remainder was held by the Company and its wholly owned subsidiaries. At April 4, 1998, $30.2 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. Repatriation of this cash into the U.S. would be subject to foreign withholding taxes and could also be subject to a U.S. tax.

        During the first quarter of 1998, $3.6 million of cash was provided by operating activities. A decrease in accounts receivable provided $6.3 million of cash, primarily as a result of a decline in revenues in the first quarter of 1998, as compared to the fourth quarter of 1997. The Company used $4.8 million of cash to reduce other current liabilities, primarily for interest and bonus payments and a decrease in commissions payable, which resulted from the decline in revenues from the fourth quarter of 1997.

        During the first quarter of 1998, the Company's primary investing activity, excluding available-for-sale investments activity, was the purchase of property, plant, and equipment for $1.4 million. During the first quarter of 1998, the Company's financing activities used $0.2 million in cash.

        Thermo Fibergen's common stock is subject to redemption in September 2000 or 2001, the redemption value of which is $54.8 million.

        At April 4, 1998, the Company had $57.7 million of undistributed foreign earnings. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

        During the remainder of 1998, the Company plans to make expenditures for property, plant, and equipment of approximately $9 million, which includes expenditures at Thermo Fibergen for the completion of the construction of a fiber-recovery and water-clarification facility which began in the first quarter of 1998. In addition, Thermo Fibergen may make additional capital expenditures for the construction of additional fiber-recovery facilities. Construction of fiber-recovery facilities is dependent upon Thermo Fibergen entering into long-term contracts with paper mills, under which Thermo Fibergen will charge fees to accept the mills' papermaking sludge. Thermo Fibergen currently has only one such agreement in place and there is no assurance that Thermo Fibergen will be able to obtain such additional contracts. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

                                       11PAGE

                              THERMO FIBERTEK INC.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.


















                                       12PAGE

                              THERMO FIBERTEK INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 1998.

                                             THERMO FIBERTEK INC.



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer
                                               and Senior Vice President














                                       13PAGE

                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      27         Financial Data Schedule.