Form 10-Q
period 1998-07-04
THERMO FIBERTEK INC
filed 1998-08-07
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.

                         Commission File Number 1-11406

                              THERMO FIBERTEK INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                          52-1762325
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

245 Winter Street
Waltham, Massachusetts                                                 02451
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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value                61,934,169

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $68,125
    and $62,550 under repurchase agreement
    with parent company)                             $121,093     $111,648
  Available-for-sale investments, at quoted
    market value (amortized cost of $35,720
    and $36,273)                                       35,730       36,319
  Accounts receivable, less allowances of
    $2,064 and $2,565                                  47,693       53,408
  Unbilled contract costs and fees                      2,989        4,422
  Inventories:
    Raw materials and supplies                         16,004       14,609
    Work in process                                     6,491        6,426
    Finished goods                                     11,416       10,925
  Prepaid and refundable income taxes                   6,699        7,457
  Other current assets                                  1,755        2,256
                                                     --------     --------

                                                      249,870      247,470
                                                     --------     --------

Property, Plant, and Equipment, at Cost                65,099       61,059
  Less: Accumulated depreciation and
        amortization                                   34,581       32,723
                                                     --------     --------

                                                       30,518       28,336
                                                     --------     --------

Other Assets (Note 4)                                  15,429       14,437
                                                     --------     --------

Cost in Excess of Net Assets of Acquired
  Companies                                           126,675      128,695
                                                     --------     --------

                                                     $422,492     $418,938
                                                     ========     ========

                              THERMO FIBERTEK INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                   $ 21,339     $ 25,755
  Accrued payroll and employee benefits                 9,181       10,588
  Billings in excess of contract costs and fees         6,375        5,548
  Accrued warranty costs                                6,700        8,620
  Accrued income taxes                                  2,955            -
  Other accrued expenses                               16,414       18,512
  Due to parent company and affiliated companies        1,470        1,451
                                                     --------     --------

                                                       64,434       70,474
                                                     --------     --------

Deferred Income Taxes and Other Deferred Items          4,265        4,267
                                                     --------     --------

Subordinated Convertible Debentures                   153,000      153,000
                                                     --------     --------

Minority Interest                                         269          290
                                                     --------     --------

Common Stock of Subsidiary Subject to Redemption
  ($54,762 redemption value)                           53,306       52,812
                                                     --------     --------

Shareholders' Investment:
  Common stock, $.01 par value, 150,000,000
    shares authorized; 63,358,087 and
    63,331,887 shares issued                              634          633
  Capital in excess of par value                       78,009       81,865
  Retained earnings                                    92,186       82,607
  Treasury stock at cost, 1,426,974 and
    1,820,709 shares                                  (15,368)     (19,494)
  Accumulated other comprehensive items (Note 3)       (8,243)      (7,516)
                                                     --------     --------

                                                      147,218      138,095
                                                     --------     --------

                                                     $422,492     $418,938
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                      --------------------
                                                      July 4,     June 28,
(In thousands except per share amounts)                  1998         1997
--------------------------------------------------------------------------

Revenues                                              $63,583      $54,511
                                                      -------      -------

Costs and Operating Expenses:
  Cost of revenues                                     37,464       32,650
  Selling, general, and administrative expenses        15,472       14,506
  Research and development expenses                     1,757        1,587
                                                      -------      -------

                                                       54,693       48,743
                                                      -------      -------

Operating Income                                        8,890        5,768

Interest Income                                         2,102        1,665
Interest Expense (includes $771 to related
  party in fiscal 1997)                                (1,847)        (785)
                                                      -------     --------

Income Before Provision for Income Taxes and
  Minority Interest                                     9,145        6,648
Provision for Income Taxes                              3,552        2,613
Minority Interest Expense                                 265          276
                                                      -------      -------

Net Income                                            $ 5,328      $ 3,759
                                                      =======      =======
Earnings per Share (Note 2):
  Basic                                               $   .09      $   .06
                                                      =======      =======
  Diluted                                             $   .08      $   .06
                                                      =======      =======
Weighted Average Shares (Note 2):
  Basic                                                61,805       61,244
                                                      =======      =======
  Diluted                                              75,281       64,170
                                                      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Six Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands except per share amounts)                   1998        1997
--------------------------------------------------------------------------

Revenues                                              $125,913    $ 99,178
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues                                      74,516      58,186
  Selling, general, and administrative expenses         31,716      27,481
  Research and development expenses                      3,624       2,863
                                                      --------    --------

                                                       109,856      88,530
                                                      -------      -------

Operating Income                                        16,057      10,648

Interest Income                                          4,084       3,102
Interest Expense (includes $902 to related
  party in fiscal 1997)                                 (3,708)       (941)
                                                      --------    --------

Income Before Provision for Income Taxes and
  Minority Interest                                     16,433      12,809
Provision for Income Taxes                               6,386       4,930
Minority Interest Expense                                  468         660
                                                      --------    --------

Net Income                                            $  9,579    $  7,219
                                                      ========    ========
Earnings per Share (Note 2):
  Basic                                               $    .16    $    .12
                                                      ========    ========
  Diluted                                             $    .15    $    .11
                                                      ========    ========
Weighted Average Shares (Note 2):
  Basic                                                 61,683      61,192
                                                      ========    ========
  Diluted                                               62,638      64,180
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Six Months Ended
                                                    ----------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                        $   9,579    $   7,219
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                   4,447        3,089
        Provision for losses on accounts
          receivable                                       59           (7)
        Minority interest expense                         468          660
        Other noncash items                               207          (10)
        Changes in current accounts, excluding
          the effects of acquisition:
          Accounts receivable                           5,497       (4,813)
          Inventories and unbilled contract
            costs and fees                               (630)        (494)
          Prepaid income taxes and other
            current assets                              1,239        1,012
          Accounts payable                             (3,823)      (4,949)
          Other current liabilities                      (299)        (559)
                                                    ---------    ---------

Net cash provided by operating activities              16,744        1,148
                                                    ---------    ---------

Investing Activities:
  Acquisition, net of cash acquired                         -     (107,738)
  Purchases of available-for-sale investments         (23,150)     (10,000)
  Proceeds from sale and maturities of
    available-for-sale investments                     23,311            -
  Purchases of property, plant, and equipment          (4,534)      (1,418)
  Advances under notes receivable (Note 4)             (2,910)      (3,000)
  Repayment of notes receivable                             -        3,000
  Other                                                   174          (69)
                                                    ---------    ---------

Net cash used in investing activities                  (7,109)    (119,225)
                                                    ---------    ---------

Financing Activities:
  Issuance of long-term obligation to parent
    company                                                 -      110,000
  Purchases of subsidiary common stock                      -       (1,901)
  Net proceeds from issuance of Company common
    stock                                                 272          604
  Other                                                     -           (9)
                                                    ---------    ---------

Net cash provided by financing activities           $     272    $ 108,694
                                                    ---------    ---------

                              THERMO FIBERTEK INC.

                                   (Unaudited)


                                                      Six Months Ended
                                                   ----------------------
                                                     July 4,     June 28,
(In thousands)                                          1998         1997
-------------------------------------------------------------------------

Exchange Rate Effect on Cash                       $    (462)   $  (4,017)
                                                   ---------    ---------

Increase (Decrease) in Cash and Cash
  Equivalents                                          9,445      (13,400)
Cash and Cash Equivalents at Beginning of
  Period                                             111,648      109,805
                                                   ---------    ---------

Cash and Cash Equivalents at End of Period         $ 121,093    $  96,405
                                                   =========    =========

Noncash Activities:
  Fair value of assets of acquired company         $       -    $ 129,271
  Cash paid for acquired company                           -     (107,750)
                                                   ---------    ---------

    Liabilities assumed of acquired company        $       -    $  21,521
                                                   =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended      Six Months Ended
                                 ------------------    -------------------
(In thousands except             July 4,   June 28,     July 4,   June 28,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net income                       $ 5,328    $ 3,759     $ 9,579    $ 7,219
                                 -------    -------     -------    -------

Weighted average shares           61,805     61,244      61,683     61,192
                                 -------    -------     -------    -------

Basic earnings per share         $   .09    $   .06     $   .16    $   .12
                                 =======    =======     =======    =======

Diluted
Net income                       $ 5,328    $ 3,759     $ 9,579    $ 7,219
Effect of:
  Convertible obligations          1,033         79           -        158
  Majority-owned subsidiary's
    dilutive securities                -        (43)         (9)       (70)
                                 -------    -------     -------    -------

Income available to common
  shareholders, as adjusted      $ 6,361    $ 3,795     $ 9,570    $ 7,307
                                 -------    -------     -------    -------

Weighted average shares           61,805     61,244      61,683     61,192
Effect of:
  Convertible obligations         12,645      1,888           -      1,888
  Stock options                      831      1,038         955      1,100
                                 -------    -------     -------    -------

Weighted average shares,
  as adjusted                     75,281     64,170      62,638     64,180
                                 -------    -------     -------    -------

Diluted earnings per share       $   .08    $   .06     $   .15    $   .11
                                 =======    =======     =======    =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 654,000 of such options outstanding, with exercise prices ranging from $11.28 to $14.32 per share.

    In addition, the computation of diluted earnings per share for the six months ended July 4, 1998, excludes the effect of assuming the conversion of the Company's $153.0 million principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of 1998 and 1997, the Company had comprehensive income of $5,209,000 and $3,860,000, respectively. During the first six months of 1998 and 1997, the Company had comprehensive income of $8,854,000 and $2,790,000, respectively.

4.    Notes Receivable

      During 1996, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC (Tree-Free) in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's recent insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and stock representing partial ownership of a tissue mill located in Mexico. In December 1997, a receiver was appointed by the Superior Court of Maine to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to a pari-passu lender for $2.9 million. In June 1998, the Company conducted a foreclosure sale of the tissue mill and was the successful bidder. The closing of the sale is in the process of being completed. The Company intends to sell the mill as soon as practicable, or operate the mill with the intent of selling it as a going concern. In July 1998, the Company reached an agreement in principle in which the stock of the mill located in Mexico, which is owned by Tree-Free, will be sold and the proceeds paid to the Company. The Company and the receiver for Tree-Free have jointly requested authorization from the Superior Court of Maine to transfer such stock. The Company believes that the fair value of the tissue mill and the stock in the mill located in Mexico, net of amounts owed by Tree-Free to a senior lender, is in excess of the carrying amount of the notes, net of established reserves. However, no assurance can be given as to the outcome of a sale of the collateral, the timing of any such sale, or the amount of the proceeds that may be received therefrom.

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

Overview

    The Company designs and manufactures processing machinery, accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. The Company's Thermo Black Clawson subsidiary, acquired May 1997, is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used in the manufacture of corrugated boxes. The Company's Thermo Fibergen Inc. subsidiary is developing and commercializing technologies to recover valuable components such as water, long cellulose fiber, and minerals, generated as byproducts of the virgin and recycled papermaking process and to clarify and recycle process water to be reused in papermaking. Thermo Fibergen also converts papermaking byproducts into commercial products. In December 1997, Thermo Fibergen entered into a ten-year contract with a paper mill to provide fiber-recovery and water-clarification services to the paper mill, and also entered into an engineering, procurement, and construction contract for the construction of the facility to provide such services. Construction of the fiber-recovery and water-clarification facility was completed in July 1998. The Company has been able to test-run the facility, delivering clean water and long fiber to the mill. Through its GranTek Inc. subsidiary, Thermo
Fibergen employs patented technology to produce absorbing granules from papermaking byproducts.

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

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues increased to $63.6 million in the second quarter of 1998 from $54.5 million in the second quarter of 1997, primarily due to an $8.7 million increase in revenues from Thermo Black Clawson, acquired May 1997, resulting from the inclusion of revenues for the full three-month period in 1998. In addition, an increase in demand at Lamort improved revenues at the Company's recycling business. These improvements were offset in part by a $2.6 million decrease in revenues from the Company's assessories business, principally due to a decrease in demand. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased 1998 revenues by $1.0 million.

    The gross profit margin increased to 41% in the second quarter of 1998 from 40% in the second quarter of 1997, primarily due to improved margins at Thermo Black Clawson and the Company's water-management business. Margin improvement at the Company's water-management business was principally due to a change in sales mix.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the second quarter of 1998 from 27% in the second quarter of 1997, primarily due to an increase in revenues and lower expenses as a percentage of revenues at Thermo Black Clawson.

    Research and development expenses increased to $1.8 million in the second quarter of 1998 from $1.6 million in the second quarter of 1997, primarily due to the inclusion of expenses at Thermo Black Clawson for the full three-month period in 1998.

    Interest income increased to $2.1 million in the second quarter of 1998 from $1.7 million in the second quarter of 1997, primarily due to an increase in average invested balances resulting from the remaining net proceeds from the July 1997 sale of $153.0 million principal amount of 4 1/2% subordinated convertible debentures, of which $103.4 million was used to finance the acquisition of Thermo Black Clawson.

    Interest expense increased to $1.8 million in the second quarter of 1998 from $0.8 million in the second quarter of 1997 as a result of the July 1997 issuance of subordinated convertible debentures.

    The effective tax rate was 39% in the second quarter of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

    Minority interest expense primarily represents accretion of Thermo Fibergen's common stock subject to redemption.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues increased to $125.9 million in the first six months of 1998 from $99.2 million in the first six months of 1997, primarily due to a $26.1 million increase in revenues from Thermo Black Clawson, acquired May 1997, resulting from the inclusion of revenues for the full six-month period in 1998. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased 1998 revenues by $2.5 million.

    The gross profit margin was unchanged at 41% in the first six months of 1998 and 1997. Margin improvement at the Company's water-management business, principally due to a change in sales mix, was offset by the inclusion of lower-margin revenues from Thermo Black Clawson for the full six-month period in 1998.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the first six months of 1998 from 28% in the first six months of 1997, primarily due to an increase in revenues and lower expenses as a percentage of revenues at Thermo Black Clawson.

    Research and development expenses increased to $3.6 million in the first six months of 1998 from $2.9 million in the first six months of 1997, primarily due to the inclusion of expenses at Thermo Black Clawson for the full six-month period in 1998.

    Interest income increased to $4.1 million in the first six months of 1998 from $3.1 million in the first six months of 1997, primarily due to an increase in average invested balances resulting from the remaining net proceeds from the July 1997 sale of $153.0 million principal amount of 4 1/2% subordinated convertible debentures, of which $103.4 million was used to finance the acquisition of Thermo Black Clawson.

    Interest expense increased to $3.7 million in the first six months of 1998 from $0.9 million in the first six months of 1997 as a result of the July 1997 issuance of subordinated convertible debentures.

    The effective tax rate was 39% in the first six months of 1998 and 38% in the first six months of 1997. These rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

    Minority interest expense decreased to $0.5 million in the first six months of 1998 from $0.7 million in the first six months of 1997 due to a decrease in Thermo Fibergen's net income. Minority interest expense primarily represents accretion of Thermo Fibergen's common stock subject to redemption.

Liquidity and Capital Resources

    Consolidated working capital was $185.4 million at July 4, 1998, compared with $177.0 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $156.8 million at July 4, 1998, compared with $148.0 million at January 3, 1998. Of the $156.8 million balance at July 4, 1998, $55.8 million was held by Thermo Fibergen, $7.0 million was held by Fiberprep, and the remainder was held by the Company and its wholly owned subsidiaries. At July 4, 1998, $35.7 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. Repatriation of this cash into the U.S. would be subject to foreign withholding taxes and could also be subject to a U.S. tax.

    During the first six months of 1998, $16.7 million of cash was provided by operating activities. Cash provided by a decrease in accounts receivable of $5.5 million was offset in part by a $3.8 million reduction of accounts payable. The decrease in accounts receivable resulted primarily from payments for orders shipped in late 1997.

    During the first six months of 1998, the Company's primary investing activities, excluding available-for-sale investments activity, were the purchase of property, plant, and equipment for $4.5 million and an advance of $2.9 million under a note receivable (Note 4). During the first six months of 1998, the Company's financing activities used $0.3 million in cash.

    In July 1998, the Company's Board of Directors authorized the repurchase, through July 15, 1999, of up to one million shares of its common stock, or the equivalent in outstanding convertible debentures, in open market or negotiated transactions. Any such purchases would be funded from working capital.

    Thermo Fibergen's common stock is subject to redemption in September 2000 or 2001, the redemption value of which is $54.8 million.

    At July 4, 1998, the Company had $59.9 million of undistributed foreign earnings. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

    During the remainder of 1998, the Company plans to make expenditures for property, plant, and equipment of approximately $6 million, which includes expenditures at Thermo Fibergen for the construction of a fiber-recovery and water-clarification facility, which was completed in July 1998. In addition, Thermo Fibergen may make additional capital expenditures for the construction of additional fiber-recovery facilities. Construction of fiber-recovery facilities is dependent upon Thermo Fibergen entering into long-term contracts with paper mills, under which Thermo Fibergen will charge fees to process the mills' papermaking byproducts. Thermo Fibergen currently has only one such agreement in place and there is no assurance that Thermo Fibergen will be able to obtain such additional contracts. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters of a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders reelected six incumbent directors to a one-year term expiring in 1999. The directors reelected at the meeting were: Dr. Walter J. Bornhorst, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Francis L. McKone, Donald E. Noble, and William A. Rainville. Dr. Bornhorst received 60,381,657 shares voted in favor of his election and 55,454 shares voted against; Dr. G. Hatsopoulos and Mr. Rainville received 60,385,888 shares voted in favor of his election and 51,223 shares voted against; Mr. J. Hatsopoulos received 60,384,765 shares voted in favor of his election and 52,346 shares voted against; Mr. McKone received 60,385,663 shares voted in favor of his election and 51,448 shares voted against; and Mr. Noble received 60,384,721 shares voted in favor of his election and 52,390 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 1998.

                                           THERMO FIBERTEK INC.



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
------------------------------------------------------------------------------
  27          Financial Data Schedule.