Form 10-Q
period 1998-10-03
THERMO FIBERTEK INC
filed 1998-11-06
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                 -----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at October 30, 1998
     ----------------------------       -------------------------------
     Common Stock, $.01 par value                 61,481,456

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $66,413
    and $62,550 under repurchase agreement
    with parent company)                             $108,349     $111,648
  Available-for-sale investments, at quoted
    market value (amortized cost of $43,326
    and $36,273)                                       43,346       36,319
  Accounts receivable, less allowances of
    $2,222 and $2,565                                  45,072       53,408
  Unbilled contract costs and fees                      5,682        4,422
  Inventories:
    Raw materials and supplies                         16,528       14,609
    Work in process                                     5,367        6,426
    Finished goods                                      9,791       10,925
  Prepaid and refundable income taxes                   6,663        7,457
  Other current assets                                  2,371        2,256
                                                     --------     --------

                                                      243,169      247,470
                                                     --------     --------

Property, Plant, and Equipment, at Cost                67,407       61,059
  Less: Accumulated depreciation and
        amortization                                   35,742       32,723
                                                     --------     --------

                                                       31,665       28,336
                                                     --------     --------

Other Assets (Note 4)                                  15,202       14,437
                                                     --------     --------

Cost in Excess of Net Assets of Acquired
  Companies                                           127,534      128,695
                                                     --------     --------

                                                     $417,570     $418,938
                                                     ========     ========

                              THERMO FIBERTEK INC.
                   Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                   $ 19,726     $ 25,755
  Accrued payroll and employee benefits                 9,360       10,588
  Billings in excess of contract costs and fees         5,716        5,548
  Accrued warranty costs                                6,687        8,620
  Accrued income taxes                                  3,649            -
  Other accrued expenses                               12,332       18,512
  Due to parent company and affiliated companies        1,110        1,451
                                                     --------     --------

                                                       58,580       70,474
                                                     --------     --------

Deferred Income Taxes and Other Deferred Items          4,174        4,267
                                                     --------     --------

Subordinated Convertible Debentures                   153,000      153,000
                                                     --------     --------

Minority Interest                                         318          290
                                                     --------     --------

Common Stock of Subsidiary Subject to Redemption
  ($54,762 redemption value)                           53,554       52,812
                                                     --------     --------

Shareholders' Investment:
  Common stock, $.01 par value, 150,000,000
    shares authorized; 63,358,087 and
    63,331,887 shares issued                              634          633
  Capital in excess of par value                       77,729       81,865
  Retained earnings                                    96,343       82,607
  Treasury stock at cost, 1,831,631 and
    1,820,709 shares                                  (18,880)     (19,494)
  Accumulated other comprehensive items (Note 3)       (7,882)      (7,516)
                                                     --------     --------

                                                      147,944      138,095
                                                     --------     --------
                                                     $417,570     $418,938
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.


                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $ 59,678       $ 67,606
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                   35,702         42,336
  Selling, general, and administrative expenses      15,208         16,189
  Research and development expenses                   1,754          1,789
  Gain on sale of property                             (178)             -
  Restructuring costs                                     -          1,063
                                                   --------      ---------

                                                     52,486         61,377
                                                   --------      ---------

Operating Income                                      7,192          6,229

Interest Income                                       1,918          2,060
Interest Expense (includes $510 to related
  party in fiscal 1997)                              (1,854)        (2,020)
                                                   --------      ---------

Income Before Provision for Income Taxes and
  Minority Interest                                   7,256          6,269
Provision for Income Taxes                            2,797          2,495
Minority Interest Expense                               302            180
                                                   --------       --------

Net Income                                         $  4,157       $  3,594
                                                   ========       ========
Earnings per Share (Note 2):
  Basic                                            $    .07       $    .06
                                                   ========       ========
  Diluted                                          $    .07       $    .06
                                                   ========       ========
Weighted Average Shares (Note 2):
  Basic                                              61,684         61,504
                                                   ========       ========
  Diluted                                            62,339         63,294
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $185,591       $166,784
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                  110,218        100,522
  Selling, general, and administrative expenses      47,006         43,670
  Research and development expenses                   5,378          4,652
  Gain on sale of property                             (260)             -
  Restructuring costs                                     -          1,063
                                                   --------       --------

                                                    162,342        149,907
                                                   --------      ---------

Operating Income                                     23,249         16,877

Interest Income                                       6,002          5,162
Interest Expense (includes $1,412 to related
  party in fiscal 1997)                              (5,562)        (2,961)
                                                   --------       --------

Income Before Provision for Income Taxes and
  Minority Interest                                  23,689         19,078
Provision for Income Taxes                            9,183          7,425
Minority Interest Expense                               770            840
                                                   --------       --------

Net Income                                         $ 13,736       $ 10,813
                                                   ========       ========
Earnings per Share (Note 2):
  Basic                                            $    .22       $    .18
                                                   ========       ========
  Diluted                                          $    .22       $    .17
                                                   ========       ========
Weighted Average Shares (Note 2):
  Basic                                              61,683         61,296
                                                   ========       ========
  Diluted                                            62,539         63,885
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.


                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  13,736     $  10,813
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                  6,785         5,368
        Provision for losses on accounts
          receivable                                     112           147
        Minority interest expense                        770           840
        Gain on sale of property                        (260)            -
        Restructuring costs                                -         1,063
        Change in deferred income tax benefit              -           (93)
        Other noncash items                              210          (383)
        Changes in current accounts, excluding
          the effects of acquisitions:
            Accounts receivable                        8,973         2,490
            Inventories and unbilled contract
              costs and fees                            (448)       (3,683)
            Prepaid income taxes and other
              current assets                             834           415
            Accounts payable                          (7,554)       (6,827)
            Other current liabilities                 (3,786)        2,297
                                                   ---------     ---------

Net cash provided by operating activities             19,372        12,447
                                                   ---------     ---------

Investing Activities:
  Acquisitions, net of cash acquired                  (1,296)     (107,738)
  Purchases of available-for-sale investments        (51,225)      (29,050)
  Proceeds from sale and maturities of
    available-for-sale investments                    43,961             -
  Proceeds from sale of property, plant,
    and equipment                                        351             -
  Purchases of property, plant, and equipment         (6,832)       (2,102)
  Advances under notes receivable (Note 4)            (2,910)       (3,000)
  Repayment of notes receivable                            -         3,000
  Other                                                   50          (189)
                                                   ---------     ---------

Net cash used in investing activities              $ (17,901)    $(139,079)
                                                   ---------     ---------

                              THERMO FIBERTEK INC.

                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Financing Activities:
  Net proceeds from issuance of subordinated
    convertible debentures                         $       -     $ 149,771
  Issuance of obligation to parent company                 -       110,000
  Repayment of obligation to parent company                -      (110,000)
  Purchase of Company common stock                    (5,331)      (16,320)
  Purchases of subsidiary common stock                     -        (3,791)
  Net proceeds from issuance of Company common
    stock                                              1,809           680
  Other                                                    -           (34)
                                                   ---------     ---------

Net cash provided by (used in) financing
  activities                                          (3,522)      130,306
                                                   ---------     ---------


Exchange Rate Effect on Cash                          (1,248)       (3,833)
                                                   ---------     ---------

Decrease in Cash and Cash Equivalents                 (3,299)         (159)
Cash and Cash Equivalents at Beginning of
  Period                                             111,648       109,805
                                                   ---------     ---------

Cash and Cash Equivalents at End of Period         $ 108,349     $ 109,646
                                                   =========     =========

Noncash Activities:
  Fair value of assets of acquired companies       $   1,493     $ 129,271
  Cash paid for acquired companies                    (1,296)     (107,750)
                                                   ---------     ---------

    Liabilities assumed of acquired companies      $     197     $  21,521
                                                   =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended     Nine Months Ended
                                 ------------------     ------------------
(In thousands except             Oct. 3,  Sept. 27,     Oct. 3,  Sept. 27,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net Income                       $ 4,157    $ 3,594     $13,736    $10,813
                                 -------    -------     -------    -------

Weighted Average Shares           61,684     61,504      61,683     61,296
                                 -------    -------     -------    -------

Basic Earnings per Share         $   .07    $   .06     $   .22    $   .18
                                 =======    =======     =======    =======

                                 Three Months Ended     Nine Months Ended
                                 ------------------     ------------------
(In thousands except             Oct. 3,  Sept. 27,     Oct. 3,  Sept. 27,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Diluted
Net Income                       $ 4,157    $ 3,594     $13,736    $10,813
Effect of:
  Convertible obligations              -         30           -        188
  Majority-owned subsidiary's
    dilutive securities               (7)        (8)        (16)       (76)
                                 -------    -------     -------    -------

Income Available to Common
  Shareholders, as Adjusted      $ 4,150    $ 3,616     $13,720    $10,925
                                 -------    -------     -------    -------

Weighted Average Shares           61,684     61,504      61,683     61,296
Effect of:
  Convertible obligations              -        726           -      1,501
  Stock options                      655      1,064         856      1,088
                                 -------    -------     -------    -------

Weighted Average Shares,
  as Adjusted                     62,339     63,294      62,539     63,885
                                 -------    -------     -------    -------

Diluted Earnings per Share       $   .07    $   .06     $   .22    $   .17
                                 =======    =======     =======    =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 885,000 of such options outstanding, with exercise prices ranging from $10.06 to $14.32 per share.

    In addition, the computation of diluted earnings per share for the 1998 periods excludes the effect of assuming the conversion of the Company's $153.0 million principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of 1998 and 1997, the Company had comprehensive income of $4,520,000 and $610,000, respectively. During the first nine months of

1998 and 1997, the Company had comprehensive income of $13,374,000 and $3,400,000, respectively.

4.  Notes Receivable

    During 1996, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC (Tree-Free) in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's recent insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and by stock representing partial ownership of a tissue mill located in Mexico. In December 1997, a receiver was appointed by the Superior Court of Maine to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2.9 million. In June 1998, the Company conducted a foreclosure sale of the tissue mill and was the successful bidder and executed a purchase and sale agreement. The Company intends to assign its right to purchase the mill to a third party as soon as practicable or, alternatively, to purchase the mill and operate it with the intent of selling it as a going concern. In October 1998, the stock of the mill located in Mexico was sold and the proceeds of $1.3 million were paid to the Company. The Company believes that the aggregate of the fair value of the tissue mill, net of amounts owed by Tree-Free to a senior lender, and the proceeds received from the sale of the stock in the mill located in Mexico is in excess of the carrying amount of the notes, net of established reserves. However, no assurance can be given as to the outcome of a sale of the tissue mill, the timing of any such sale, or the amount of the proceeds that may be received therefrom.

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

Overview

    The Company designs and manufactures processing machinery, accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. The Company's Thermo Black Clawson subsidiary, acquired May 1997, is a leading supplier of recycling equipment used in processing fiber for the manufacture of "brown paper," such as that used in the manufacture of corrugated boxes. The Company's Thermo Fibergen Inc. subsidiary is developing and commercializing technologies to recover valuable components such as water, long cellulose fiber, and minerals, generated as byproducts of the virgin and recycled papermaking process, and convert them into commercial products. Thermo Fibergen also clarifies and recycles process water to be reused in papermaking. Through its GranTek Inc. subsidiary, Thermo Fibergen employs patented technology to produce absorbing granules from papermaking byproducts.

    The Company's manufacturing facilities are principally located in the U.S. and France. The manufacturing facility in France is located at the Company's E. & M. Lamort, S.A. subsidiary, which primarily manufactures recycling equipment and accessories.

    In 1997, approximately 37% of the Company's sales originated outside the U.S., principally in Europe, and approximately 13% of the Company's revenues were exports from the U.S. During 1997, the Company had exports from the Company's U.S. and foreign operations to Asia of approximately 6% of total revenues, a substantial portion of which represents sales from Thermo Black Clawson, acquired May 1997. Exports to Asia in 1997 were primarily to China, Japan, and South Korea. Asia, excluding China, is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia have been adversely affected by the unstable economic conditions in that region.

    The Company's products are primarily sold to the paper industry. Generally, the financial condition of the paper industry corresponds both to changes in the general economy and to a number of other factors, including paper and pulp production capacity. The paper industry entered a severe downcycle in early 1996 and has not recovered. This cyclical downturn, which began adversely affecting the Company's business during the second half of 1996, continues to have an adverse effect on the Company's business. In addition, the unstable economic conditions in Asia, and weakened currencies in that region, have resulted in increased low-cost imports of pulp and paper in North America resulting in reduced pricing. In addition, paper and pulp exports from North America and Europe to Asia have declined. The timing of the recovery of the financial condition of the paper industry cannot be predicted.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues decreased to $59.7 million in the third quarter of 1998 from $67.6 million in the third quarter of 1997, primarily as a result of a decrease in revenues at the Company's recycling and water-management businesses. The decrease in revenues at the recycling business of $5.7 million, primarily at Thermo Black Clawson, was principally due to a decrease in demand in Asia and North America. A decline in revenues at the water-management business of $2.1 million was also principally due to a decrease in demand in North America. The primary reasons for the decrease in demand in Asia and North America are discussed in the Overview. The decrease in revenues at the recycling business was offset in part by the inclusion of revenues from a French subsidiary of Thermo Black Clawson, acquired in August 1997, for the full three-month period and the inclusion of revenues from a business acquired in July 1998, which resulted in an aggregate increase in revenues of $2.7 million. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased 1998 revenues by $0.5 million.

    The gross profit margin increased to 40% in the third quarter of 1998 from 37% in the third quarter of 1997, primarily due to improved margins at Thermo Black Clawson and the Company's water-management business. Gross profit margins improved at Thermo Black Clawson principally due to a change in pricing strategies and an improved cost structure. Improvement in gross profit margin at the water-management business resulted primarily from a change in sales mix.

    Selling, general, and administrative expenses were reduced 6% to $15.2 million in the third quarter of 1998 from $16.2 million in the third quarter of 1997 in response to reduced revenues.

    Research and development expenses were unchanged at $1.8 million in the third quarter of 1998 and 1997.

    In the third quarter of 1998, the Company recorded gains of $0.2 million, primarily relating to the sale of real estate at Lamort.

    In the third quarter of 1997, the Company recorded restructuring costs of $1.1 million, related primarily to severance costs.

    Interest income and interest expense were relatively unchanged in the third quarter of 1998 as compared with the third quarter of 1997.

    The effective tax rate was 39% in the third quarter of 1998 and 40% in the third quarter of 1997. These rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

    Minority interest expense primarily represents accretion of Thermo Fibergen's common stock subject to redemption.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues increased to $185.6 million in the first nine months of 1998 from $166.8 million in the first nine months of 1997, primarily due to an increase in revenues of $21.4 million from Thermo Black Clawson, acquired in May 1997. An increase in revenues at Thermo Black Clawson due to the inclusion of revenues for the full nine-month period in 1998 was offset in part by a decrease in its revenues for the reasons discussed in the results of operations for the third quarter of 1998. In addition, revenues from the Company's water-management business decreased $3.9 million principally due to a decrease in demand in North America. The unfavorable effects of currency translation due to a stronger U.S. dollar decreased 1998 revenues by $3.0 million.

    The gross profit margin increased to 41% in the first nine months of 1998 from 40% in the first nine months of 1997, principally due to the reasons discussed in the results of operations for the third quarter.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the first nine months of 1998 from 26% in the first nine months of 1997, primarily due to lower expenses as a percentage of revenues at Thermo Black Clawson. In addition, the Company reduced selling, general, and administrative expenses during the third quarter of 1998 in response to reduced revenues during that period.

    Research and development expenses increased to $5.4 million in the first nine months of 1998 from $4.7 million in the first nine months of 1997, due to the inclusion of expenses at Thermo Black Clawson for the full nine-month period in 1998.

    In the first nine months of 1998, the Company recorded gains of $0.3 million primarily relating to the sale of real estate at Lamort.

    In the first nine months of 1997, the Company recorded restructuring costs of $1.1 million, related primarily to severance costs.

    Interest income increased to $6.0 million in the first nine months of 1998 from $5.2 million in the first nine months of 1997, primarily due to an increase in average invested balances resulting from the remaining net proceeds from the July 1997 sale of $153.0 million principal amount of 4 1/2% subordinated convertible debentures, of which $103.4 million was used to finance the acquisition of Thermo Black Clawson.

    Interest expense increased to $5.6 million in the first nine months of 1998 from $3.0 million in the first nine months of 1997 as a result of the July 1997 issuance of subordinated convertible debentures.

    The effective tax rate was unchanged at 39% in the first nine months of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

    Minority interest expense primarily represents accretion of Thermo Fibergen's common stock subject to redemption.

Liquidity and Capital Resources

    Consolidated working capital was $184.6 million at October 3, 1998, compared with $177.0 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $151.7 million at October 3, 1998, compared with $148.0 million at January 3, 1998. Of the $151.7 million balance at October 3, 1998, $54.8 million was held by Thermo Fibergen, $7.1 million was held by Fiberprep, and the remainder was held by the Company and its wholly owned subsidiaries. At October 3, 1998, $36.3 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. Repatriation of this cash into the U.S. would be subject to foreign withholding taxes and could also be subject to a U.S. tax.

    During the first nine months of 1998, $19.4 million of cash was provided by operating activities. Cash provided by a decrease in accounts receivable of $9.0 million was offset in part by a $7.6 million reduction of accounts payable. The reduction in both accounts receivable and accounts payable is due primarily to the reduction in third quarter 1998 sales and related inventory activity as compared with the fourth quarter of 1997.

    During the first nine months of 1998, the Company's primary investing activities, excluding available-for-sale investments activity, were the purchase of property, plant, and equipment for $6.8 million, an advance of $2.9 million under a note receivable (Note 4), and an acquisition for $1.3 million. In July 1998, the Company acquired Goslin Birmingham, a division of Green Bay Packaging Inc., a manufacturer of paper recycling equipment.

    During the first nine months of 1998, the Company's financing activities used $3.5 million in cash, including $5.3 million to purchase Company common stock. At October 3, 1998, the Company had a remaining authorization to purchase 573,000 shares of Company common stock, or the equivalent in outstanding convertible debentures, in open market or negotiated transactions through July 15, 1999. Any such purchases are funded from working capital.

    Thermo Fibergen's common stock is subject to redemption in September 2000 or 2001, the redemption value of which is $54.8 million.

    At October 3, 1998, the Company had $61.9 million of undistributed foreign earnings. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

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

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) contacting key suppliers and vendors to determine their year 2000 compliance status; and (iii) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority.

    The Company believes that all of the material products that it currently manufactures and sells are not date sensitive and should not be affected by year 2000 issues. The Company is initiating efforts to identify and contact suppliers and vendors that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the

Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 1998.

                                           THERMO FIBERTEK INC.



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-------------------------------------------------------------------------
  27       Financial Data Schedule.