Form 10-K
period 1999-01-02
THERMO FIBERTEK INC
filed 1999-03-15
CIK 886346

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                                FORM 10-K

(mark one)
[  X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended January 2, 1999

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                                      Commission file number 1-11406

                                           THERMO FIBERTEK INC.
                          (Exact name of Registrant as specified in its charter)

Delaware                                                           52-1762325
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

245 Winter Street
Waltham, Massachusetts                                                    02451
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
Common Stock, $.01 par value                American Stock Exchange

               Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $37,397,000.

As of January 29, 1999, the Registrant had 61,282,228 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                     PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Fibertek Inc. (the Company or the Registrant) designs and manufactures stock-preparation, accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. The Company is a leading equipment manufacturer for the worldwide papermaking and paper recycling industries. The Company's products and systems can be found in the majority of the world's pulp and paper mills. In addition, the Company, through its Thermo Fibergen Inc. subsidiary, designs, builds, owns, and operates plants to help pulp and paper mill customers "close the loop" in their water and solids systems on a long-term contract basis. The plants clean and recycle water and long fiber for reuse in the papermaking process. In July 1998, the Company completed construction, and began operating, its first plant. Thermo Fibergen also employs patented technology to produce absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil- and grease-absorbents, and cat box fillers.

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

      In July 1998, Thermo Fibertek acquired Goslin Birmingham, a division of Green Bay Packaging Inc., for $1.3 million in cash, which is subject to a post-closing adjustment. Goslin manufactures evaporators and recausticizing systems that concentrate and recycle process chemicals used during pulping, and products that remove condensate gases.

      In February 1999, Thermo Fibertek sold its Thermo Wisconsin Inc. subsidiary for $13.0 million in cash, subject to a post-closing adjustment. Thermo Wisconsin manufactures and markets dryers and pollution-control equipment.

      In September 1996, the Company's Thermo Fibergen subsidiary sold 4,715,000 units, each unit consisting of one share of Thermo Fibergen common stock and one redemption right, in an initial public offering at $12.75 per unit for net proceeds of $55.8 million. The common stock and redemption rights began trading separately on December 13, 1996. Holders of a redemption right have the option to require Thermo Fibergen to redeem one share of Thermo Fibergen common stock at $12.75 per share in September 2000 or September 2001. A redemption right may only be exercised if the holder owns a share of Thermo Fibergen common stock. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.

      As of January 2, 1999, the Company owned 10,419,950 shares of Thermo Fibergen common stock, representing 71% of such outstanding common stock, and Thermo Electron owned 266,800 shares of Thermo Fibergen common stock, representing 2% of such outstanding common stock. During 1998*, Thermo Electron purchased these shares of Thermo Fibergen common stock in the open market at a total cost of $2.1 million.

      The Company is a majority-owned subsidiary of Thermo Electron. As of January 2, 1999, Thermo Electron owned 55,845,630 shares of the Company's common stock, representing 91% of such outstanding common stock. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and
--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser communications, and electronic information-management technologies. During 1998, Thermo Electron purchased 748,200 shares of the Company's common stock in the open market at a total cost of $8.7 million.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 13 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

      The Company organizes and manages its business by individual functional operating entity. The Company has combined its operating entities into three segments: Pulp and Papermaking Equipment and Systems, Water- and Fiber-recovery Services and Products, and Dryers and Pollution-control Equipment. In classifying operational entities into a particular segment the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

Pulp and Papermaking Equipment and Systems

Stock-preparation Equipment

      The Company develops, designs, and manufactures custom-engineered systems that remove debris, impurities, and ink from wastepaper, and process it into a fiber mix used to produce either white or brown grades of recycled paper. The Company offers products relating to key aspects of the recycling process. Some of the systems include:

      Pulping and Trash Removal Systems, including specialized high- and low-consistency pulpers that blend wastepaper with water and certain chemicals to form pulp with minimal contaminant breakdown, thus increasing the efficiency of debris removal; and detrashing equipment.

      Screening Systems, including course screens to remove metals and sand from the pulp mixture, as well as fine screens to remove microscopic particles such as glue and plastic.

      Cleaning Systems, including forward cleaners to remove heavyweight contaminants such as metal and sand and reverse cleaners for the removal of lightweight contaminants such as glue and plastic.

      De-inking Systems, including the patented MAC CELL(R) that uses the latest generation of Autoclean injectors to produce small air bubbles in the bottom of the pulp slurry. The ink bonds to the air bubbles and rises to the surface, where it is removed through a unique propellant system. The efficiency of this unit and the reduced floor space required for equivalent ink removal make the MAC CELL one of the most critical components within a de-inking system.

      Reject-handling and Water-treatment Systems, including gravity-type strainers and in-line filtration designed to recapture "good" fiber rejected with debris in the primary process line, as well as compactors and sand separators.

      In addition, the Company designs, develops, and manufactures products for the virgin pulping process, including:
      Chemi-Washer (R), a horizontal belt washer used in the virgin pulping process. The Chemi-Washer consumes less energy than other commercial washing systems and significantly decreases the amount of water used and effluent produced.

      Evaporators, Recausticizing, and Condensate-treatment systems, used during pulping to concentrate and recycle process chemicals and to remove condensate gases.

      Revenues from the Company's stock-preparation equipment product line were $107.5 million, $88.8 million, and $53.9 million in 1998, 1997, and 1996, respectively.

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

      Doctors and related equipment, that shed the sheet from the roll during sheet breaks and startups and keep rolls clean by removing stock accumulations, water rings, fuzz, pitch, and filler buildup.

      Profiling Systems, that help ensure a uniform gloss on the web and control moisture and curl within the sheet.

      Revenues from the Company's accessories product line were $77.8 million, $83.0 million, and $82.2 million in 1998, 1997, and 1996, respectively.

Water-management

      The Company designs, develops, and manufactures equipment used to drain water from the pulp slurry, form the sheet web, and reuse the process water. These water-management systems include:

      Formation Tables, consisting of free-draining elements and vacuum-augmented elements to control the amount of water removed from the pulp slurry to form the paper web.

      Showers and Felt-conditioning Systems, used to clean and condition the fabrics and felts, which in turn are used to transport the paper web through various stages of the papermaking machine.

      Water-filtration Systems, consisting of pressure, gravity, and vacuum-assisted filters and strainers used to remove extraneous contaminants from the process water before reuse and to recover reusable fiber for recycling back into the pulp slurry.

      Revenues from the Company's water-management product line were $36.9 million, $44.1 million, and $40.0 million in 1998, 1997, and 1996, respectively.

Water- and Fiber-recovery Services and Products

      The Company, through its Thermo Fibergen subsidiary, designs, builds, owns, and operates plants to help pulp and paper mill customers "close the loop" in their water and solids systems on a long-term contract basis. The plants clean and recycle water and long fiber for reuse in the papermaking process. In July 1998, the Company completed construction, and began operating, its first fiber-recovery and water-clarification facility, providing clean water and long fiber to a mill under a ten-year contract. The fiber-recovery and water-clarification facility is located in South Carolina in a building adjacent to the mill. The Company's facility is designed to operate 24 hours a day, seven days a week. The paper mill pumps its used process water directly into the Company's system. The facility recovers and returns long fiber to the mill while removing short fiber and minerals, and clarifies water which is recycled for reuse in the papermaking process. The paper mill pays the Company a monthly fee for these services.

      In addition, Thermo Fibergen also employs patented technology to produce absorbing granules from papermaking byproducts used as agricultural carriers, oil-and-grease absorbents, and cat box fillers. The agricultural carriers are used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications.

Dryers and Pollution-control Equipment

      The Company, through its Thermo Wisconsin subsidiary, manufactured and marketed dryers and pollution-control equipment for the printing, papermaking, and converting industries. The Company's dryers transfer heat efficiently from the dryer to the paper web resulting in significant energy savings and improved paper and printing quality. The Company's thermal incinerators reduce volatile organic compounds (VOCs) that are produced when solvents contained in the printed or coated material evaporate.
In February 1999, Thermo Fibertek sold this business.

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

      For recycling equipment, the Company maintains a stock-preparation pilot laboratory adjacent to the manufacturing facility at its E. & M. Lamort, S.A. (Lamort) subsidiary and one at Thermo Black Clawson's Middletown, Ohio, facility, both of which contain all equipment necessary to replicate a commercial stock-preparation system. A customer's wastepaper can be tested to determine the exact system configuration that would be recommended for its future facility. The testing laboratories are also used to evaluate prototype equipment, enabling research teams to quickly and thoroughly evaluate new designs. In addition, the Company works closely with its customers in the development of products, typically field testing new products on the customers' papermaking machines. In the U.S., one facility houses an operation for continued development of accessory products, while another is devoted to development of new water-management products.

      Thermo Fibergen's mobile pilot plant is used to demonstrate its fiber-recovery and water-clarification process, and to test the effluent streams of mills in the United States and Canada. During 1998, Thermo Fibergen continued its research and development efforts relating to these systems. In addition, Thermo Fibergen's GranTek subsidiary's processing center in Green Bay, Wisconsin, contains a pilot plant that is used to develop cellulose-based products and processes that are employed at its main facility. Development of a nontoxic, noncorrosive, biodegradable deicer was completed in 1998. Other products in development include controlled-release granules for carrying fertilizers, and cellulose-fiber-reinforced composite materials.

      The Company seeks to develop a broad range of equipment for all facets of the markets it serves. Over the next several years the Company expects to focus its research and development efforts on the advancement of paper recycling equipment to further improve the quality of recycled paper.

      Research and development expenses for the Company were $7.0 million, $6.8 million, and $5.5 million in 1998, 1997, and 1996, respectively.

      (iii) Raw Materials

      Raw materials, components, and supplies for all of the Company's significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

      (iv) Patents, Licenses, and Trademarks

      The Company protects its intellectual property rights by applying for and obtaining patents when appropriate. The Company also relies on technical know-how, trade secrets, and trademarks to maintain its competitive position. The Company has numerous U.S. and foreign patents expiring on various dates ranging from 1999 to 2016.

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

      The Company maintains a worldwide network of licensees and cross-licensees of products with other companies servicing the pulp, papermaking, converting, and paper recycling industries. The Company holds an exclusive worldwide license for certain de-inking cells under an agreement that extends until 2007. The Company also has license arrangements with several companies with regard to accessory equipment. Thermo Fibergen has granted two companies nonexclusive licenses under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil- and grease-absorption and cat box filler markets.

      (v)  Seasonal Influences

Pulp and Papermaking Equipment and Systems

      There are no material seasonal influences on the segment's sales of products and services.

Water- and Fiber-recovery Services and Products

      A substantial portion of the revenues of the Water- and Fiber-recovery Services and Products segment are from the sale of cellulose-based products in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the segment earns a disproportionately high share of its revenues from its agricultural-carrier products during the first two quarters of the year. The Company believes that its entrance into the oil- and grease-absorption, cat box filler, and international agricultural row-crop markets, if successful, may mitigate the seasonality of the sales of this segment.

      (vi) Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii) Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's revenues in any of the past three years.

      (viii) Backlog

      The Company's backlog of firm orders for the Pulp and Papermaking Equipment and Systems segment was $49.5 million and $51.3 million at year-end 1998 and 1997, respectively. The backlog of firm orders for the Water- and Fiber-recovery Products and Services segment was $0.4 million and $0.2 million at year-end 1998 and 1997, respectively. In addition, the Water- and Fiber-recovery Products and Services segment has a ten-year contract to provide clean water and long fiber to a mill. The contract may be canceled by either party within six months after the end of the fourth year of the contract, or thereafter by the paper mill with one year's notice, if certain benefits or profitability levels are not achieved. The Company anticipates that substantially all of the backlog at January 2, 1999, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

      The backlog of firm orders for the Dryers and Pollution-control Equipment segment, sold in February 1999, was $5.9 million and $8.6 million at year-end 1998 and 1997, respectively.

      (ix) Government Contracts

      Not applicable.

      (x)  Competition

      The Company faces significant competition in each of its principal markets. The Company competes principally on the basis of quality, price, service, technical expertise, and product innovation. The Company believes that the reputation it has established over more than 100 years for quality products and in-depth process knowledge provides it with a competitive advantage. In addition, a significant portion of the Company's business is generated from its existing customer base. To maintain this base, the Company has emphasized service and a problem-solving relationship with its customers.

Pulp and Papermaking Equipment and Systems

      The Company is a leading supplier of stock-preparation equipment for the preparation of wastepaper to be used in the production of recycled paper. There are several major competitors that supply various pieces of equipment for this process. The Company's principal competitors on a worldwide basis are Voith Sulzer Papiertechnik, Beloit Corporation, Ahlstrom Machine Company, Kvaerner Pulping Technologies, Sunds Defibrator Inc., and Maschinenfabrik Andritz AG. Various competitors tend to specialize in segments within the white- and brown-paper markets. The Company competes in this market primarily on the basis of systems knowledge, product innovation, and price.

      The Company is a leading supplier of specialty accessory equipment for papermaking machines. Because of the high capital costs of papermaking machines and the role of the Company's accessories in maintaining the efficiency of these machines, the Company generally competes in this market on the basis of service, technical expertise, and performance.

      The Company is a leading supplier of water-management systems. Various competitors exist in the formation table, conditioning and cleaning systems, and filtration systems markets. JWI Group/Johnson Foils is a major supplier of formation tables while a variety of smaller companies compete within the cleaning and conditioning, and filtration markets. In each of these areas, process knowledge, application experience, product quality, service, and price are key factors.

Water- and Fiber-recovery Services and Products

      The Company expects that its principal competitors for access to papermaking byproducts will be landfills, which currently have a large market share in both North America and Europe. The Company believes, however, that landfill costs will tend to increase over time and that regulations governing landfills will become more strict, particularly in Europe. The balance of the papermaking byproducts produced in the U.S. and Europe is currently incinerated or used to manufacture composting materials, egg cartons, and other low-value industrial products. The Company competes principally on the basis of price and its ability to offer long-term environmentally acceptable byproduct management alternatives.

      Certain companies are seeking to develop technologies and services to treat and process papermaking byproducts that are similar to those of the Company. No assurance can be given that such technologies and services will not be superior to those of the Company. As other companies attempt to provide landfill services or byproduct processing capabilities, or both, to the pulp and paper industry, the Company expects to encounter increasing competition.

      The Company believes that its approach to the management of environmental problems associated with papermaking byproducts and its ability to take advantage of the Company's name recognition, financial strength, and experience constitute significant competitive advantages.

      The Company believes that it is currently the only producer of paper-based agricultural carriers. In this market, the Company's principal competitors in the U.S. are producers of clay-based agricultural carriers for row crops and professional turf protection, including Oil-Dri Corporation of America, Floridin/Engelhard, Aimcor, and American Colloid, and producers of corncob-based granules traditionally used in the home lawn and garden and professional turf markets, including The Andersons, Mt. Pulaski, Green Products, Independence Cob, and Junior Weisner. The Company's principal competitive advantages are that its agricultural carrier product is virtually dust-free and is more uniform in absorptivity and particle-size distribution than are clay- and corncob-based granular carriers. In addition, it is also chemically neutral, requiring little or no chemical deactivation.

      As the Company attempts to develop new markets for the components of the papermaking byproducts it processes, the Company will encounter competition from established companies within those markets. Some of these competitors may have substantially greater financial, marketing, and other resources than those of the Company, and the Company expects that such competition may be intense. The Company believes that in the absorbing-products industry price is a significant competitive factor and therefore, expects that the demand for the Company's products in such markets will be significantly influenced by the Company's prices for such products.

      (xii) Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xiii) Number of Employees

      As of January 2, 1999, the Company employed approximately 1,300 people. Approximately 30 employees at the Company's Pointe Claire, Quebec, Canada, operation are represented by a labor union under a collective bargaining agreement expiring August 31, 1999. Approximately 5 employees at the Company's Middletown, Ohio, operation are

                                     PART II

represented by a labor union under a collective bargaining agreement expiring November 1, 2000. Approximately 40 employees at the Company's Guadalajara, Mexico, operation are represented by a labor union under an annual collective bargaining agreement. In addition, employees of the Company's subsidiaries in France and England are represented by trade unions. The Company has had no work stoppages and considers its relations with employees and unions to be good.

(d)   Financial Information About Geographic Areas

      Financial information about exports by domestic operations and about foreign operations is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                          Age   Present Title (Fiscal Year First Became Executive
                                            Officer)
        ---------------------------- ------ --------------------------------------------------------

        William A. Rainville          57    President and Chief Executive Officer (1991)
        Thomas M. O'Brien             47    Executive Vice President, Finance (1994)
        Jonathan W. Painter           40    Executive Vice President, Operations (1997)
        Jan-Eric Bergstedt            63    Vice President (1996)
        Bruno Lamort de Gail          64    Vice President (1991)
        Edward J. Sindoni             54    Vice President; President, Thermo Web Systems, Inc. (1994)
        Theo Melas-Kyriazi            39    Chief Financial Officer (1998)
        Paul F. Kelleher              56    Chief Accounting Officer (1991)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Rainville, Lamort de Gail, and Kelleher have held comparable positions for at least five years with the Company or with its parent company, Thermo Electron. Mr. Painter was Vice President, Strategic Planning of the Company from 1993 to 1994, Treasurer of Thermo Electron from 1994 to 1997, and became an Executive Officer of the Company in 1997. Mr. Bergstedt has been a Vice President of the Company since November 1993, and was designated an Executive Officer in 1996. Mr. O'Brien has been Executive Vice President, Finance of the Company since September 1998, and was Vice President, Finance of the Company from November 1991 until September 1998, and was designated an Executive Officer in 1994. Mr. Sindoni has been Vice President of the Company since November 1991, President of the Company's Thermo Web Systems, Inc. subsidiary since January 1993, was Senior Vice President of Thermo Web Systems Inc. from 1987 to January 1993, and was designated an executive officer in 1994. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any leases are not extended. The location and general character of the Company's principal properties by segment as of January 2, 1999, are:

Pulp and Papermaking Equipment and Systems

      The Company owns approximately 1,150,000 square feet and leases approximately 43,000 square feet, under leases expiring at various dates ranging from 1999 to 2006, of manufacturing, engineering, and office space. The Company's principal engineering and manufacturing space is located in Auburn, Massachusetts; Guadalajara, Mexico; Queensbury, New York; Middletown, Ohio; Pointe Claire, Quebec, Canada; Vitry-le-Francois, France; and Bury, England.

Water- and Fiber-recovery Services and Products

      The Company owns approximately 26,000 square feet and leases approximately 39,000 square feet, under leases expiring at various dates ranging from 1999 to 2001, of manufacturing, engineering, and office space located principally in Green Bay, Wisconsin; Bedford, Massachusetts; and Cowpens, South Carolina.

Dryers and Pollution-control Equipment

      The Company leased approximately 164,000 square feet of manufacturing and office space under a lease expiring in June 1999. The business located at this facility was sold in February 1999 and the lease was assumed by the acquirer.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

                                     PART IV




Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d) Financial Statements and Schedules

      (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

      (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

      (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

      List of Financial Statements and Schedules Referenced in this Item 14

      Information incorporated by reference from Exhibit 13 filed herewith:

         Consolidated Statement of Income
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Comprehensive Income and Shareholders'
          Investment
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants

      Financial Statement Schedules filed herewith:

         Schedule II:  Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 12, 1999              THERMO FIBERTEK INC.


                                   By: /s/ William A. Rainville
                                       William A. Rainville
                                       President, Chief Executive Officer, and
                                       Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 12, 1999.

Signature                          Title


By:  /s/ William A. Rainville      President, Chief Executive Officer, and
     William A. Rainville          Director



By:  /s/ Theo Melas-Kyriazi        Chief Financial Officer
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher          Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ Walter J. Bornhorst       Director
     Walter J. Bornhorst


By:  /s/ George N. Hatsopoulos     Director
     George N. Hatsopoulos


By:  /s/ John N. Hatsopoulos       Director
     John N. Hatsopoulos


By:  /s/ Francis L. McKone         Director
     Francis L. McKone


By:  /s/ Donald E. Noble           Chairman of the Board and Director
     Donald E. Noble

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Fibertek Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Fibertek Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                           Arthur Andersen LLP



Boston, Massachusetts
February 10, 1999

SCHEDULE II

                                           THERMO FIBERTEK INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)

Description                                       Provision    Accounts    Accounts   Other (a)    Balance
                                     Balance at     Charged   Recovered     Written                 at End
                                      Beginning          to                                        of Year
                                          of        Expense                     Off
                                           Year
------------------------------------ ----------- ----------- ----------- ----------- ----------- ----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999               $2,565      $  248      $   15      $ (657)     $   60      $2,231

Year Ended January 3, 1998               $1,948      $  362      $    -      $ (576)     $  831      $2,565

Year Ended December 28, 1996             $2,552      $ (450)     $   74      $ (202)     $  (26)     $1,948


Description                                Balance at  Established                  Other
                                            Beginning   as Cost of    Activity            (c)      Balance
                                              of Year Acquisitions     Charged                      at End
                                                                            to                     of Year
                                                                       Reserve
---------------------------------------- ------------- ------------ ------------ ------------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                    $   675       $   80       $ (387)      $  (219)       $ 149

Year Ended January 3, 1998                    $     -       $  945       $ (270)      $     -       $  675

Year Ended December 28, 1996                  $    71       $    -       $  (71)      $     -       $    -


Description                                             Balance at    Provision      Activity
                                                         Beginning   Charged to    Charged to       Balance
                                                                of      Expense       Reserve        at End
                                                              Year                                  of Year
------------------------------------------------------ ------------ ------------ ------------- ------------

Accrued Restructuring Costs (d)

Year Ended January 2, 1999                                  $  197       $    -       $  (163)      $   34

Year Ended January 3, 1998                                  $    -       $1,063       $  (866)      $  197

(a) Includes allowances of businesses acquired during the year, as described in
    Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders, and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans.
(d) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.

                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

  2.1 Share Redemption Agreement, dated as of December 22, 1994, by and among the Registrant, Fiberprep Inc., and Aikawa Iron Works Co., Ltd. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to events occurring on January 2, 1995 [File No 1-11406] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit

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

 10.16 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 9, 1997, between the Registrant and Thermo Electron (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, [File No. 1-11406] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit

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

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

 10.27 Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-11406] and incorporated herein by reference).

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.