Form 10-Q
period 1999-04-03
THERMO FIBERTEK INC
filed 1999-05-11
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-11406

                              THERMO FIBERTEK INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                        52-1762325
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                         Outstanding at April 30, 1999
  Common Stock, $.01 par value                   61,184,729



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $83,536 and $74,447 under                        $128,792   $115,472
   repurchase agreement with parent company)
 Available-for-sale investments, at quoted market value (amortized cost                 40,378     48,206
   of $40,365 and $48,210)
 Accounts receivable, less allowances of $2,060 and $2,231                              44,210     50,281
 Unbilled contract costs and fees                                                        7,326      2,968
 Inventories:
   Raw materials and supplies                                                           13,996     14,848
   Work in process                                                                       7,245      5,341
   Finished goods                                                                        8,801     10,435
 Prepaid income taxes                                                                    7,005      6,806
 Other current assets                                                                    1,465      1,935
                                                                                      --------   --------

                                                                                       259,218    256,292
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 65,250     68,661
 Less:  Accumulated depreciation and amortization                                       35,291     36,925
                                                                                      --------   --------

                                                                                        29,959     31,736
                                                                                      --------   --------

Other Assets (Note 7)                                                                   11,942     12,309
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     124,831    126,763
                                                                                      --------   --------

                                                                                      $425,950   $427,100
                                                                                      ========   ========



                              THERMO FIBERTEK INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $ 22,700   $ 21,548
 Accrued payroll and employee benefits                                                   6,514     10,273
 Billings in excess of contract costs and fees                                           1,138      5,846
 Accrued warranty costs                                                                  5,410      5,830
 Customer deposits                                                                       3,265      3,154
 Other accrued expenses (Notes 5 and 6)                                                 18,301     14,916
 Due to parent company and affiliated companies                                          1,539      1,279
                                                                                      --------   --------

                                                                                        58,867     62,846
                                                                                      --------   --------

Deferred Income Taxes and Other Deferred Items                                           6,355      6,202
                                                                                      --------   --------

Subordinated Convertible Debentures                                                    153,000    153,000
                                                                                      --------   --------

Minority Interest                                                                          288        303
                                                                                      --------   --------

Common Stock of Subsidiary Subject to Redemption ($52,344 and                           50,946     53,801
 $54,762 redemption value)
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;                              635        634
   63,515,987 and 63,379,337 shares issued
 Capital in excess of par value                                                         77,765     78,731
 Retained earnings                                                                     108,830    100,602
 Treasury stock at cost, 2,331,258 and 2,238,830 shares                                (21,342)   (21,286)
 Deferred compensation                                                                     (89)         -
 Accumulated other comprehensive items (Note 2)                                         (9,305)    (7,733)
                                                                                      --------   --------

                                                                                       156,494    150,948
                                                                                      --------   --------

                                                                                      $425,950   $427,100
                                                                                      ========   ========










The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $60,223    $62,330
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       36,787     37,052
 Selling, general, and administrative expenses                                          15,497     16,244
 Research and development expenses                                                       1,818      1,867
 Gain on sale of business (Note 5)                                                     (11,099)         -
 Restructuring and nonrecurring costs (Note 6)                                           3,383          -
                                                                                       -------    -------

                                                                                        46,386     55,163
                                                                                       -------    -------

Operating Income                                                                        13,837      7,167

Interest Income                                                                          1,966      1,982
Interest Expense                                                                        (1,850)    (1,861)
                                                                                       -------    -------

Income Before Provision for Income Taxes and Minority Interest                          13,953      7,288
Provision for Income Taxes                                                               5,485      2,834
Minority Interest Expense                                                                  240        203
                                                                                       -------    -------

Net Income                                                                             $ 8,228    $ 4,251
                                                                                       =======    =======

Earnings per Share (Note 3):
 Basic                                                                                 $   .13     $  .07
                                                                                       =======    =======

 Diluted                                                                               $   .12     $  .07
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  61,202     61,562
                                                                                       =======    =======

 Diluted                                                                                74,275     62,641
                                                                                       =======    =======













The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  8,228    $ 4,251
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                       2,347      2,236
     Provision for losses on accounts receivable                                             1         55
     Minority interest expense                                                             240        203
     Gain on sale of business (Note 5)                                                 (11,099)         -
     Noncash restructuring and nonrecurring costs (Note 6)                                 470          -
     Other noncash items                                                                     5          8
     Changes in current accounts, excluding the effects of acquisitions:
       Accounts receivable                                                               2,157      6,291
       Inventories and unbilled contract costs and fees                                 (6,053)    (2,576)
       Prepaid income taxes and other current assets                                       (39)       866
       Accounts payable                                                                  2,685     (2,962)
       Other current liabilities                                                        (3,069)    (4,752)
                                                                                      --------   --------

        Net cash provided by (used in) operating activities                             (4,127)     3,620
                                                                                      --------   --------

Investing Activities:
 Proceeds from sale of business, net of cash divested (Note 5)                          13,537          -
 Refund of acquisition purchase price (Note 5)                                             377          -
 Purchases of available-for-sale investments                                           (25,325)    (2,500)
 Proceeds from sale and maturities of available-for-sale investments                    33,002      9,311
 Purchases of property, plant, and equipment                                              (433)    (1,359)
 Other                                                                                     260         81
                                                                                      --------   --------

        Net cash provided by investing activities                                       21,418      5,533
                                                                                      --------   --------

Financing Activities:
 Purchase of Company common stock                                                       (2,377)         -
 Purchases of subsidiary common stock from Thermo Electron                              (2,227)         -
 Net proceeds from issuance of Company common stock                                        390          -
 Other                                                                                       -       (169)
                                                                                      --------   --------

        Net cash used in financing activities                                           (4,214)      (169)
                                                                                      --------   --------

Exchange Rate Effect on Cash                                                               243       (181)
                                                                                      --------   --------

Increase in Cash and Cash Equivalents                                                   13,320      8,803
Cash and Cash Equivalents at Beginning of Period                                       115,472    111,648
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $128,792   $120,451
                                                                                      ========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of 1999 and 1998, the Company had comprehensive income of $6,653,000 and $3,645,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Basic
Net Income                                                                             $ 8,228     $4,251
                                                                                       -------     ------

Weighted Average Shares                                                                 61,202     61,562
                                                                                       -------     ------

Basic Earnings per Share                                                               $   .13     $  .07
                                                                                       =======     ======


3.    Earnings per Share (continued)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Diluted
Net Income                                                                             $ 8,228     $4,251
Effect of:
 Convertible obligations                                                                 1,033          -
 Majority-owned subsidiary's dilutive securities                                           (23)        (9)
                                                                                       -------     ------

Income Available to Common Shareholders, as Adjusted                                   $ 9,238     $4,242
                                                                                       -------     ------

Weighted Average Shares                                                                 61,202     61,562
Effect of:
 Convertible obligations                                                                12,644          -
 Stock options                                                                             429      1,079
                                                                                       -------     ------

Weighted Average Shares, as Adjusted                                                    74,275     62,641
                                                                                       -------     ------

Diluted Earnings per Share                                                             $   .12     $  .07
                                                                                       =======     ======

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 888,000 of such options outstanding, with exercise prices ranging from $7.54 to $14.32 per share.

      In addition, the computation of diluted earnings per share for the 1998 period excludes the effect of assuming the conversion of the Company's
$153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.



4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Pulp and Papermaking Equipment and Systems (a)                                        $56,398    $55,381
 Dryers and Pollution-control Equipment (b)(c)                                           1,802      6,018
 Water- and Fiber-recovery Services and Products                                         2,074      1,343
 Intersegment sales elimination (d)                                                        (51)      (412)
                                                                                       -------    -------

                                                                                       $60,223    $62,330
                                                                                       =======    =======

Income Before Provision for Income Taxes and Minority Interest:
 Pulp and Papermaking Equipment and Systems (e)                                        $ 3,957     $8,101
 Dryers and Pollution-control Equipment (c)                                                455        805
 Water- and Fiber-recovery Services and Products                                          (219)      (657)
 Corporate (f)                                                                           9,644     (1,082)
                                                                                       -------    -------

 Total operating income                                                                 13,837      7,167
 Interest income, net                                                                      116        121
                                                                                       -------    -------

                                                                                       $13,953     $7,288
                                                                                       =======    =======

(a) Includes intersegment sales of $34,000 and $220,000 in 1999 and 1998, respectively.
(b) Includes intersegment sales of $17,000 and $192,000 in 1999 and 1998, respectively.
(c) The Company sold this segment in February 1999 (Note 5).
(d) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(e) Includes $3,383,000 of restructuring and nonrecurring costs in 1999 (Note
    6).
(f) Primarily general and administrative expenses, however, the 1999 amount includes $11,099,000 gain on sale of business (Note 5).

5.    Acquisitions and Dispositions

      In February 1999, the Company sold its Thermo Wisconsin, Inc. subsidiary for $13,576,000 in cash, subject to a post-closing adjustment, resulting in a pretax gain of $11,099,000. Thermo Wisconsin, a manufacturer and marketer of dryers and pollution-control equipment, had unaudited revenues to external customers and net income for fiscal 1998 of $18,877,000 and $1,547,000, respectively.

      During the first quarter of 1999, the Company received $377,000 related to the sale of the property at Goslin Birmingham, which was acquired in 1998. The
Company recorded this amount as a reduction of cost in excess of net assets of acquired companies.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and acquired overmarket leases, for which the Company established reserves as part of the cost of acquisitions. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, included completion of planned severances for an acquisition completed in the last twelve months.


5.    Acquisitions and Dispositions (continued)

A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, is:



(In thousands)                                                                                       Total
----------------------------------------------------------------------------- -------------- --------------

Balance at January 2, 1999                                                                            $149
 Usage                                                                                                 (30)
                                                                                                      ----

Balance at April 3, 1999                                                                              $119
                                                                                                      ====

6.    Restructuring and Nonrecurring Costs

      During the first quarter of 1999, the Company recorded restructuring and nonrecurring costs of $3,383,000. Restructuring costs of $2,257,000, which were accounted for in accordance with EITF 94-3, include severance costs of $1,283,000 for 38 employees across all functions at the Company's E. & M.
Lamort, S.A. subsidiary, none of whom were terminated as of April 3, 1999, and $974,000 to terminate distributor agreements. Nonrecurring charges include
$526,000 for the expected settlement of a legal dispute; $470,000 for asset write-downs, consisting of $270,000 for impairment of a building held for disposal and $200,000 for impairment of a note receivable; and $130,000 for facility-closure costs. As of April 3, 1999, the Company had not expended any of the established reserve. The liability for restructuring costs of $2,161,000, as adjusted for the impact of currency translation, is included in other accrued expenses in the accompanying balance sheet as of April 3, 1999, and is expected to be paid primarily during the remainder of 1999.

7.    Note Receivable

      During 1996, the Company loaned $6,000,000 to Tree-Free Fiber Company, LLC in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's recent insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In
May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2,910,000. In June 1998, the Company conducted a foreclosure sale of the tissue mill, at which it was the successful bidder and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1,250,000 were paid to the Company and recorded as a reduction of the carrying value of the note. In April 1999, the Company entered into a nonbinding letter of intent to assign its right under the purchase and sale agreement to purchase certain assets of Tree-Free. The proposed purchase price, net of amounts owed by Tree-Free to a lender with liens on certain assets that are senior to the pari-passu liens, approximates the carrying amount of the note, net of established reserves. The proposed transaction is subject to numerous conditions including the obtainment of state regulatory approvals, including permits; completion of environmental due diligence by the buyer; the execution of a definitive assignment and assumption agreement; and approval by the Company's and the buyer's boards of directors.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company operates in three segments: Pulp and Papermaking Equipment and Systems, Dryers and Pollution-control Equipment, and Water- and Fiber-recovery
Services and Products. The Company's Pulp and Papermaking Equipment and Systems
(Papermaking Equipment) segment designs and manufactures stock-preparation equipment, accessories, and water-management systems for the paper and paper recycling industries. Principal products manufactured by this segment include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water.

      The Dryers and Pollution-control Equipment segment, which consisted of the Company's Thermo Wisconsin, Inc. subsidiary, manufactures and markets dryers and pollution-control equipment for the printing, papermaking, and converting industries. In February 1999, the Company sold its Thermo Wisconsin subsidiary for $13.6 million in cash, which is subject to a post-closing adjustment. Thermo
Wisconsin's unaudited revenues to external customers and net income for fiscal
1998 were $18.9 million and $1.5 million, respectively.

      The Water- and Fiber-recovery Services and Products segment, which consists of the Company's Thermo Fibergen subsidiary, designs, builds, owns, and operates plants to help pulp and paper mill customers close the loop in their water and solids systems on a long-term contract basis. The plants clean and recycle water and long fiber for reuse in the papermaking process. In July 1998, the Company completed construction of, and began operating, its first plant. In addition, through its GranTek subsidiary, Thermo Fibergen employs patented technology to produce absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil- and grease-absorbents, and cat box fillers.

     The Company's manufacturing facilities are principally located in the United States and France. The manufacturing facility in France is located at the Company's E. & M. Lamort, S.A. subsidiary, which manufactures stock-preparation equipment, accessories, and water-management systems.

      During 1998, approximately 48% of the Company's sales were to customers outside the United States, principally in Europe. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S.
dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts. The Company may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than its subsidiaries' local currencies. These contracts principally hedge transactions denominated in U.S. dollars, French francs, and British pounds sterling. The purpose of the Company's foreign currency hedging activities is to protect the Company's local currency cash flows related to these commitments from fluctuations in foreign exchange rates.
Because the Company's forward contracts are entered into as hedges against existing foreign currency exposures, there generally is


Overview (continued)

no effect on the income statement since gains or losses on the customer contract offset gains or losses on the forward contract. In addition, the Company's results of operations could be adversely affected by possible costs related to the conversion to the Euro currency, which began in January 1999.

      The Company's sales to customers in Asia were approximately 5% of the Company's total sales in 1998, a substantial portion of which were sales to China. Asia, excluding China, is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia have been adversely affected by the unstable economic conditions in that region.

      The Company's products are primarily sold to the paper industry.
Generally, the financial condition of the paper industry corresponds both to changes in the general economy and to a number of other factors, including paper and pulp production capacity. The paper industry entered a severe downcycle in early 1996 and has not recovered. This cyclical downturn, which began adversely affecting the Company's business during the second half of 1996, continues to have an adverse effect on the Company's business. In addition, the unstable economic conditions in Asia, and weakened currencies in that region, have resulted in increased low-cost imports of pulp and paper in North America and Europe resulting in reduced pricing. These factors have also resulted in a decline in paper and pulp exports from North America and Europe to Asia. The timing of the recovery of the financial condition of the paper industry cannot be predicted.

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Excluding the results of Thermo Wisconsin, which was sold in February 1999
(Note 5), revenues increased to $58.4 million in the first quarter of 1999 from $56.5 million in the first quarter of 1998. Thermo Wisconsin's unaudited revenues to external customers were $1.8 million and $5.8 million in the first quarter of 1999 and 1998, respectively. Revenues at the Company's remaining segments increased slightly, primarily at the Papermaking Equipment segment due to increased revenues from the stock-preparation equipment and water-management product lines in Europe and North America, respectively. These increases were offset in part by decreases in revenues from the stock-preparation equipment and accessories product lines in North America. The favorable effects of currency translation due to the weakening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates increased revenues by $0.6 million in the first quarter of 1999.

      The gross profit margin decreased to 39% in the first quarter of 1999 from 41% in the first quarter of 1998, primarily at the Papermaking Equipment segment as a result of lower gross profit margins at the Company's Lamort subsidiary due to competitive pricing pressures.

      Selling, general, and administrative expenses as a percentage of revenues were unchanged at 26% in the first quarter of 1999 and 1998.

      Research and development expenses were relatively unchanged at $1.8 million and $1.9 million in the first quarter of 1999 and 1998, respectively.

      During the first quarter of 1999, the Company sold its Thermo Wisconsin subsidiary for $13.6 million in cash, subject to a post-closing adjustment, resulting in a pretax gain of $11.1 million (Note 5).




First Quarter 1999 Compared With First Quarter 1998 (continued)

      Restructuring and nonrecurring costs of $3.4 million in the first quarter of 1999 represents severance, termination of distributor agreements, the expected settlement of a legal dispute, write-downs for impairment of assets, and facility-closure costs (Note 6). The Company expects to pay the restructuring costs of $2.3 million primarily during the remainder of 1999.

      Interest income and expense were unchanged in the first quarter of 1999 and 1998.

      The effective tax rate was unchanged at 39% in the first quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption.

      During 1996, the Company loaned $6.0 million to Tree-Free Fiber Company,
LLC in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's recent insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In
May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2.9 million. In June 1998, the Company conducted a foreclosure sale of the tissue mill, at which it was the successful bidder and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1.3 million were paid to the Company and recorded as a reduction of the carrying value of the note. In April 1999, the Company entered into a nonbinding letter of intent to assign its right under the purchase and sale agreement to purchase certain assets of Tree-Free. The proposed purchase price, net of amounts owed by Tree-Free to a lender with liens on certain assets that are senior to the pari-passu liens, approximates the carrying amount of the note, net of established reserves. The proposed transaction is subject to numerous conditions including the obtainment of state regulatory approvals, including permits; completion of environmental due diligence by the buyer; the execution of a definitive assignment and assumption agreement; and approval by the Company's and the buyer's boards of directors.

Liquidity and Capital Resources

      Consolidated working capital was $200.4 million at April 3, 1999, compared with $193.4 million at January 2, 1999. Included in working capital are cash, cash equivalents, and available-for-sale investments of $169.2 million at April
3, 1999, compared with $163.7 million at January 2, 1999. Of the $169.2 million balance at April 3, 1999, $53.2 million was held by Thermo Fibergen, $6.9 million was held by Fiberprep, and the remainder was held by the Company and its wholly owned subsidiaries. At April 3, 1999, $38.3 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. Repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S. tax.

      During the first quarter of 1999, $4.1 million of cash was used in operating activities. An increase in inventories and unbilled contract costs and fees used $6.1 million of cash, primarily due to increased unbilled contract costs and fees at the Company's Lamort and Thermo Black Clawson U.S.
subsidiaries due to the timing of billings on percentage-of-completion contracts. The Company used an additional $3.1 million to reduce other current liabilities, primarily billings in excess of contract costs and fees at Lamort, as well as accrued payroll and employee benefits.

      During the first quarter of 1999, the Company's investing activities, excluding available-for-sale investments activity, provided $13.7 million of cash, which primarily represents proceeds of $13.6 million from the sale of Thermo Wisconsin (Note 5). In addition, the Company purchased property, plant, and equipment for $0.4 million and received $0.4 million for the sale of property related to the acquisition of Goslin Birmingham (Note 5).


Liquidity and Capital Resources (continued)

      During the first quarter of 1999, the Company's financing activities used
$4.2 million of cash. The Company used $2.4 million to purchase Company common stock in open market transactions and $2.2 million to purchase Thermo Fibergen common stock at its fair market value from Thermo Electron Corporation, pursuant to authorizations by the Company's and Thermo Fibergen's Boards of Directors, respectively. As of April 3, 1999, the Company had a remaining authorization to purchase $8.4 million of Company common stock, outstanding convertible debentures, or Thermo Fibergen common stock in open market or negotiated transactions through January 22, 2000. In March 1999, Thermo Fibergen's Board of
Directors authorized the purchase of up to an additional $5 million of Thermo
Fibergen common stock in open market or negotiated transactions through March
16, 2000. As of April 3, 1999, no purchases had been made under this authorization. Any such purchases are funded from working capital.

      Thermo Fibergen's common stock is subject to redemption in September 2000 or September 2001, the redemption value of which is $52.3 million.

      At April 3, 1999, the Company had $63.8 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

      During the remainder of 1999, the Company plans to make expenditures for property, plant, and equipment of approximately $2.9 million. In addition, Thermo Fibergen may make capital expenditures for the construction of additional fiber-recovery and water-clarification facilities. Construction of such facilities is dependent upon Thermo Fibergen entering into long-term contracts with pulp and paper mills, under which Thermo Fibergen will charge fees to process the mills' papermaking byproducts. Thermo Fibergen currently has only one such agreement in place and there is no assurance that Thermo Fibergen will be able to obtain such additional contracts. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) evaluating the compliance status of the Company's current products and certain discontinued products;
(iii) assessing the year 2000 readiness of its key suppliers and vendors; and
(iv) developing contingency plans.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that any material upgrades are necessary to make its critical facilities year 2000 compliant. The Company is currently upgrading or replacing its material noncompliant information technology systems, and the majority of this process was complete as of April 3, 1999. The Company expects that its material information technology systems and critical facilities will be year 2000 compliant by November 1999.


Year 2000 (continued)

      The Company has also tested and evaluated the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are either year 2000 compliant or not date sensitive. Certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, and significant suppliers and vendors, it will modify and adjust its contingency plans as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs are funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and would be unable to provide materials and services to the Company on time.
The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The
Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 ready, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims.
As discussed above, if any of the Company's material suppliers


Year 2000 (continued)

or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely impacted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1999.

                                               THERMO FIBERTEK INC.



                                               /s/ Paul F. Kelleher
                                               -------------------------
                                               Paul F. Kelleher
                                               Chief Accounting Officer



                                               /s/ Theo Melas-Kyriazi
                                               -------------------------
                                               Theo Melas-Kyriazi
                                               Chief Financial Officer




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.
