Form 10-Q
period 1999-07-03
THERMO FIBERTEK INC
filed 1999-08-06
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                 FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class                         Outstanding at July 30, 1999
  Common Stock, $.01 par value               61,171,293



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $74,447 under repurchase agreement               $ 41,219   $115,472
   with parent company in fiscal 1998)
 Advance to affiliate (Note 8)                                                          84,870          -
 Available-for-sale investments, at quoted market value (amortized cost                 45,987     48,206
   of $46,034 and $48,210)
 Accounts receivable, less allowances of $2,039 and $2,231                              42,531     50,281
 Unbilled contract costs and fees                                                        4,514      2,968
 Inventories:
   Raw materials and supplies                                                           12,277     14,848
   Work in process                                                                       4,561      5,341
   Finished goods                                                                       10,709     10,435
 Prepaid income taxes                                                                    6,819      6,806
 Other current assets                                                                      894      1,935
                                                                                      --------   --------

                                                                                       254,381    256,292
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 65,528     68,661
 Less:  Accumulated depreciation and amortization                                       35,588     36,925
                                                                                      --------   --------

                                                                                        29,940     31,736
                                                                                      --------   --------

Other Assets (Note 7)                                                                   16,310     12,309
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                            123,479    126,763
                                                                                      --------   --------

                                                                                      $424,110   $427,100
                                                                                      ========   ========




                              THERMO FIBERTEK INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligation (Note 5)                $    563    $     -
 Accounts payable                                                                       17,137     21,548
 Accrued payroll and employee benefits                                                   6,952     10,273
 Billings in excess of contract costs and fees                                           2,009      5,846
 Accrued warranty costs                                                                  4,979      5,830
 Customer deposits                                                                       2,713      3,154
 Accrued income taxes                                                                    6,666      2,810
 Accrued interest                                                                        3,155      3,136
 Other accrued expenses (Notes 5 and 6)                                                 10,703      8,970
 Due to parent company and affiliated companies                                          1,200      1,279
                                                                                      --------   --------

                                                                                        56,077     62,846
                                                                                      --------   --------

Deferred Income Taxes and Other Deferred Items                                           6,319      6,202
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures                                                   153,000    153,000
 Note payable (Note 5)                                                                   1,350          -
                                                                                      --------   --------

                                                                                       154,350    153,000
                                                                                      --------   --------

Minority Interest                                                                          300        303
                                                                                      --------   --------

Common Stock of Subsidiary Subject to Redemption ($51,311 and                           50,178     53,801
 $54,762 redemption value)
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;                              635        634
   63,515,987 and 63,379,337 shares issued
 Capital in excess of par value                                                         77,157     78,731
 Retained earnings                                                                     111,841    100,602
 Treasury stock at cost, 2,345,758 and 2,238,830 shares                                (21,435)   (21,286)
 Deferred compensation                                                                     (81)         -
 Accumulated other comprehensive items (Note 2)                                        (11,231)    (7,733)
                                                                                      --------   --------

                                                                                       156,886    150,948
                                                                                      --------   --------

                                                                                      $424,110   $427,100
                                                                                      ========   ========




The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $53,549    $63,583
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       31,485     37,464
 Selling, general, and administrative expenses                                          15,154     15,472
 Research and development expenses                                                       1,842      1,757
                                                                                       -------     ------

                                                                                        48,481     54,693
                                                                                       -------     ------

Operating Income                                                                         5,068      8,890

Interest Income                                                                          2,041      2,102
Interest Expense                                                                        (1,845)    (1,847)
                                                                                       -------     ------

Income Before Provision for Income Taxes and Minority Interest                           5,264      9,145
Provision for Income Taxes                                                               2,008      3,552
Minority Interest Expense                                                                  245        265
                                                                                       -------     ------

Net Income                                                                             $ 3,011     $5,328
                                                                                       =======     ======

Earnings per Share (Note 3):
 Basic                                                                                 $   .05     $  .09
                                                                                       =======     ======

 Diluted                                                                               $   .05     $  .08
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  61,168     61,805
                                                                                       =======     ======

 Diluted                                                                                61,555     75,281
                                                                                       =======     ======















The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $113,772   $125,913
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       68,272     74,516
 Selling, general, and administrative expenses                                          30,651     31,716
 Research and development expenses                                                       3,660      3,624
 Gain on sale of business (Note 5)                                                     (11,099)         -
 Restructuring and nonrecurring costs (Note 6)                                           3,383          -
                                                                                      --------   --------

                                                                                        94,867    109,856
                                                                                      --------   --------

Operating Income                                                                        18,905     16,057

Interest Income                                                                          4,007      4,084
Interest Expense                                                                        (3,695)    (3,708)
                                                                                      --------   --------

Income Before Provision for Income Taxes and Minority Interest                          19,217     16,433
Provision for Income Taxes                                                               7,493      6,386
Minority Interest Expense                                                                  485        468
                                                                                      --------   --------

Net Income                                                                            $ 11,239   $  9,579
                                                                                      ========   ========

Earnings per Share (Note 3):
 Basic                                                                                $    .18    $   .16
                                                                                      ========   ========

 Diluted                                                                              $    .18    $   .15
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  61,185     61,683
                                                                                      ========   ========

 Diluted                                                                                74,237     62,638
                                                                                      ========   ========













The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $ 11,239    $ 9,579
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       4,710      4,447
     Provision for losses on accounts receivable                                             5         59
     Minority interest expense                                                             485        468
     Gain on sale of business (Note 5)                                                 (11,099)         -
     Noncash restructuring and nonrecurring costs (Note 6)                                 470          -
     Other noncash items                                                                    17        207
     Changes in current accounts, excluding the effects of acquisition:
       Accounts receivable                                                               3,619      5,497
       Inventories and unbilled contract costs and fees                                   (944)      (630)
       Prepaid income taxes and other current assets                                       663      1,239
       Accounts payable                                                                 (2,949)    (3,823)
       Other current liabilities                                                          (445)      (299)
                                                                                      --------    -------

        Net cash provided by operating activities                                        5,771     16,744
                                                                                      --------    -------

Investing Activities:
 Acquisition, net of cash acquired (Note 5)                                             (2,447)         -
 Proceeds from sale of business, net of cash divested (Note 5)                          13,537          -
 Refund of acquisition purchase price (Note 5)                                             377          -
 Advances to affiliate, net (Note 8)                                                   (84,870)         -
 Purchases of available-for-sale investments                                           (56,325)   (23,150)
 Proceeds from sale and maturities of available-for-sale investments                    57,827     23,311
 Purchases of property, plant, and equipment                                            (1,878)    (4,534)
 Advances under notes receivable                                                             -     (2,910)
 Other                                                                                     243        174
                                                                                      --------    -------

        Net cash used in investing activities                                          (73,536)    (7,109)
                                                                                      --------    -------

Financing Activities:
 Purchases of Company and subsidiary common stock                                       (4,109)         -
 Purchases of subsidiary common stock from Thermo Electron                              (2,227)         -
 Net proceeds from issuance of Company common stock                                        417        272
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                           $ (5,919)   $   272
                                                                                      --------    -------





                              THERMO FIBERTEK INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Exchange Rate Effect on Cash                                                          $   (569)   $  (462)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                       (74,253)     9,445
Cash and Cash Equivalents at Beginning of Period                                       115,472    111,648
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 41,219   $121,093
                                                                                      ========   ========

Noncash Activities (Note 5):
 Fair value of assets of acquired company                                             $  4,700    $     -
 Cash paid for acquired company                                                         (2,500)         -
 Note payable for acquired company                                                      (1,730)         -
                                                                                      --------    -------

     Liabilities assumed of acquired company                                          $    470    $     -
                                                                                      ========    =======































The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of 1999 and 1998, the Company had comprehensive income of $1,095,000 and $5,209,000, respectively.
During the first six months of 1999 and 1998, the Company had comprehensive income of $7,748,000 and $8,854,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $3,011     $ 5,328    $11,239     $ 9,579
                                                                 ------     -------    -------     -------

Weighted Average Shares                                          61,168      61,805     61,185      61,683
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .05     $   .09     $  .18     $   .16
                                                                 ======     =======     ======     =======




3.    Earnings per Share (continued)

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income                                                       $3,011     $ 5,328    $11,239     $ 9,579
Effect of:
 Convertible obligations                                              -       1,033      2,066           -
 Majority-owned subsidiary's dilutive securities                    (15)          -        (40)         (9)
                                                                 ------     -------    -------     -------

Income Available to Common Shareholders, as Adjusted             $2,996     $ 6,361    $13,265     $ 9,570
                                                                 ------     -------    -------     -------

Weighted Average Shares                                          61,168      61,805     61,185      61,683
Effect of:
 Convertible obligations                                              -      12,645     12,645           -
 Stock options                                                      387         831        407         955
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             61,555      75,281     74,237      62,638
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .05     $   .08     $  .18     $   .15
                                                                 ======     =======     ======     =======

      The computation of diluted earnings per share for all periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 894,000 of such options outstanding, with exercise prices ranging from $7.46 to $14.32 per share.

      In addition, the computation of diluted earnings per share for the three months ended July 3, 1999, and the six months ended July 4, 1998, excludes the effect of assuming the conversion of the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

4.    Business Segment Information

                                                                 Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Pulp and Papermaking Equipment and Systems                    $ 51,296   $  56,791   $107,694    $112,172
 Dryers and Pollution-control Equipment (a)                           -       5,818      1,802      11,836
 Water- and Fiber-recovery Services and Products                  2,253       1,317      4,327       2,660
 Intersegment sales elimination (b)                                   -        (343)       (51)       (755)
                                                               --------   ---------    -------    --------

                                                               $ 53,549   $  63,583   $113,772    $125,913
                                                               ========   =========   ========    ========



4.    Business Segment Information (continued)

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Income Before Provision for Income Taxes and Minority
 Interest:
   Pulp and Papermaking Equipment and Systems (c)              $  6,558   $   9,790    $10,515    $ 17,891
   Dryers and Pollution-control Equipment (d)                         -         862     11,554       1,667
   Water- and Fiber-recovery Services and Products                 (189)       (783)      (408)     (1,440)
   Corporate (e)                                                 (1,301)       (979)    (2,756)     (2,061)
                                                               --------   ---------    -------    --------

   Total operating income                                         5,068       8,890     18,905      16,057
   Interest income, net                                             196         255        312         376
                                                               --------   ---------    -------    --------

                                                               $  5,264   $   9,145    $19,217    $ 16,433
                                                               ========   =========    =======    ========

(a) The Company sold this segment in February 1999 (Note 5).
(b) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(c) Includes $3,383,000 of restructuring and nonrecurring costs in the first six months of 1999 (Note 6).
(d) Includes $11,099,000 gain on sale of business in the first six months of 1999 (Note 5).
(e) Primarily general and administrative expenses.

5.    Acquisitions and Dispositions

      In May 1999, the Company acquired the outstanding stock of Arcline
Products, a manufacturer of shower oscillation systems, for $2,500,000 in cash and $2,000,000 payable in equal annual installments over five years, subject to a post-closing adjustment. The liability has been recorded at its net present value of $1,730,000 in the accompanying balance sheet. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material.

      This acquisition has been accounted for using the purchase method of accounting and its results have been included in the Company's results from the date of acquisition. The cost of this acquisition approximated the estimated fair value of the acquired net assets. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimates. Pro forma results have not been presented, as the results of the acquired business were not material to the Company's results of operations.

      In February 1999, the Company sold its Thermo Wisconsin, Inc. subsidiary for $13,576,000 in cash, resulting in a pretax gain of $11,099,000. In the third quarter of 1999, a post-closing adjustment resulted in a nominal increase in the sales price. Thermo Wisconsin, a manufacturer and marketer of dryers and pollution-control equipment, had unaudited revenues to external customers and net income in 1998 of $18,877,000 and $1,547,000, respectively.

      During the first quarter of 1999, the Company received $377,000 for a post-closing purchase price adjustment related to the 1998 acquisition of Goslin
Birmingham. The Company recorded this amount as a reduction of cost in excess of net assets of acquired companies.




5.    Acquisitions and Dispositions (continued)

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and acquired overmarket leases, for which the Company established reserves as part of the cost of acquisitions. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. A summary of the changes in accrued acquisition expenses, which represent ongoing payments for severance and are included in other accrued expenses in the accompanying balance sheet, follows:

(In thousands)                                                                                      Total
----------------------------------------------------------------------------- -------------- -------------

Balance at January 2, 1999                                                                            $149
 Usage                                                                                                 (59)
                                                                                                      ----

Balance at July 3, 1999                                                                               $ 90
                                                                                                      ====

6.     Restructuring and Nonrecurring Costs

      During the first quarter of 1999, the Company recorded restructuring and nonrecurring costs of $3,383,000. Restructuring costs of $2,257,000, which were accounted for in accordance with EITF 94-3, include severance costs of $1,283,000 for 24 employees across all functions at the Company's E. & M.
Lamort, S.A. subsidiary, 5 of whom were terminated as of July 3, 1999, and $974,000 to terminate distributor agreements. As of August 4, 1999, 15 additional employees had been terminated. Nonrecurring charges of $1,126,000 include $526,000 for the expected settlement of a legal dispute; $470,000 for asset write-downs, consisting of $270,000 for impairment of a building held for disposal, which was sold in July 1999, and $200,000 for impairment of a note receivable; and $130,000 for facility-closure costs. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:


(In thousands)                                                       Severance         Other         Total
----------------------------------------------------------------- ------------- ------------- ------------

Balance at January 2, 1999                                              $    -        $   34        $   34
 Provision charged to expense                                            1,283           974         2,257
 Usage                                                                    (140)          (34)         (174)
   Currency translation                                                   (117)          (88)         (205)
                                                                        ------        ------        ------

Balance at July 3, 1999                                                 $1,026        $  886        $1,912
                                                                        ======        ======        ======

7.    Note Receivable

        During 1996, the Company loaned $6,000,000 to Tree-Free Fiber Company,
LLC in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2,910,000. In June 1998, the Company conducted a foreclosure sale of the tissue mill, at which it was the successful bidder, and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1,250,000 were paid to the Company and recorded as a reduction of the carrying value of the note. During the second quarter of 1999,



7.    Note Receivable (continued)

the Company entered into a nonbinding letter of intent to assign its right under the purchase and sale agreement to purchase certain assets of Tree-Free. The proposed purchase price, net of amounts owed by Tree-Free to a lender with liens on certain assets that are senior to the pari-passu liens, approximates the carrying amount of the note, net of established reserves. The proposed transaction is subject to numerous conditions, including the obtainment of state regulatory approvals, including permits; completion of environmental due diligence by the buyer; the execution of a definitive assignment and assumption agreement; and approval by the Company's and the buyer's Boards of Directors.

8.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

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

Overview

      The Company operates in three segments: Pulp and Papermaking Equipment and Systems, Dryers and Pollution-control Equipment, and Water- and Fiber-recovery
Services and Products. The Company's Pulp and Papermaking Equipment and Systems
(Papermaking Equipment) segment designs and manufactures stock-preparation equipment, accessories, and water-management systems for the paper and paper recycling industries. Principal products manufactured by this segment include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. In May 1999, this segment acquired the outstanding stock of Arcline Products, a manufacturer of shower and doctor oscillation systems (Note
5).

      The Dryers and Pollution-control Equipment segment, which consisted of the Company's Thermo Wisconsin, Inc. subsidiary, manufactures and markets dryers and pollution-control equipment for the printing, papermaking, and converting industries. In February 1999, the Company sold its Thermo Wisconsin subsidiary for $13.6 million in cash. Thermo Wisconsin's unaudited revenues to external customers and net income for fiscal 1998 were $18.9 million and $1.5 million, respectively.




Overview (continued)

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

      During 1998, approximately 48% of the Company's sales were to customers outside the United States, principally in Europe. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S.
dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts. The Company may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than its subsidiaries' local currencies. These contracts principally hedge transactions denominated in U.S. dollars, French francs, British pounds sterling, and Canadian dollars. The purpose of the Company's foreign currency hedging activities is to protect the Company's local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Because the Company's forward contracts are entered into as hedges against existing foreign currency exposures, there generally is no effect on the income statement since gains or losses on the customer contract offset gains or losses on the forward contract.

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

      The Company's products are primarily sold to the paper industry.
Generally, the financial condition of the paper industry corresponds to changes in the general economy and to a number of other factors, including paper and pulp production capacity. The paper industry entered a severe downcycle in early
1996 and has not recovered. This cyclical downturn, which began adversely affecting the Company's business during the second half of 1996, continues to have an adverse effect on the Company's business. In addition, the unstable economic conditions in Asia, and weakened currencies in that region, have resulted in increased low-cost imports of pulp and paper in North America and Europe, resulting in reduced pricing. These factors have also resulted in a decline in paper and pulp exports from North America and Europe to Asia. The timing of the recovery of the financial condition of the paper industry cannot be predicted.

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Excluding the results of Thermo Wisconsin, which was sold in February
1999, revenues decreased to $53.5 million in the second quarter of 1999 from $57.9 million in the second quarter of 1998. Thermo Wisconsin's revenues to external customers were $5.7 million in the second quarter of 1998. Revenues at the Company's Papermaking Equipment segment decreased $5.5 million, primarily due to lower revenues from the stock-preparation equipment



Second Quarter 1999 Compared With Second Quarter 1998 (continued)

product line in Europe and North America and the accessories product line in North America, due to lower demand. The Water- and Fiber-recovery Services segment revenues increased $0.9 million due to sales of its recently introduced cat box filler product, increased demand for cellulose-based products, and the inclusion of $0.3 million of revenues from its fiber-recovery and water-clarification facility, which began operations in July 1998. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues by $0.4 million in the second quarter of 1999.

      The gross profit margin was unchanged at 41% in the second quarter of 1999 and 1998. An increase in gross profit margin resulting from the absence of lower-margin sales following the sale of Thermo Wisconsin was offset by lower gross margins at the Papermaking Equipment segment, primarily due to competitive pricing pressures at the Company's Lamort subsidiary and a greater percentage of sales under low-margin contracts at the Company's Lamort and AES subsidiaries.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the second quarter of 1999 from 24% in the second quarter of 1998. The increase was primarily at the Papermaking Equipment segment, due to decreased revenues and the inclusion of results from Goslin Birmingham, which was acquired in July 1998. The increase in selling, general, and administrative expenses as a percentage of revenues also resulted from the sale of Thermo
Wisconsin, for which such costs represented 13% of its revenues in the 1998 period. These increases were offset in part by the impact of increased revenues at the Water- and Fiber-recovery Services segment.

      Research and development expenses were unchanged at $1.8 million in the second quarter of 1999 and 1998.

      Interest income and expense were relatively unchanged in the second quarter of 1999 and 1998.

      The effective tax rate was 38% in the second quarter of 1999, compared with 39% in the second quarter of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption.

      During 1996, the Company loaned $6.0 million to Tree-Free Fiber Company,
LLC in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's recent insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In
May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2.9 million. In June 1998, the Company conducted a foreclosure sale of the tissue mill, at which it was the successful bidder, and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1.3 million were paid to the Company and recorded as a reduction of the carrying value of the note. During the second quarter of 1999, the Company entered into a nonbinding letter of intent to assign its right under the purchase and sale agreement to purchase certain assets of Tree-Free. The proposed purchase price, net of amounts owed by Tree-Free to a lender with liens on certain assets that are senior to the pari-passu liens, approximates the carrying amount of the note, net of established reserves. The proposed transaction is subject to numerous conditions, including the obtainment of state regulatory approvals, including permits; completion of environmental due diligence by the buyer; the execution of a definitive assignment and assumption agreement; and approval by the Company's and the buyer's Boards of Directors.
There can be no assurance that the proposed transaction will occur.


First Six Months 1999 Compared With First Six Months 1998

      Excluding the results of Thermo Wisconsin, revenues decreased to $112.0 million in the first six months of 1999 from $114.4 million in the first six months of 1998. Thermo Wisconsin's revenues to external customers were $1.8 million and $11.5 million in the first six months of 1999 and 1998, respectively. Increased revenues at the Papermaking Equipment segment's water-management product line in North America were more than offset by decreases in revenues from the stock-preparation equipment and accessories product lines in North America. The Water- and Fiber-recovery Services segment revenues increased $1.7 million due to increased demand for cellulose-based products, sales of its recently introduced cat box filler product, and the inclusion of $0.7 million of revenues from its fiber-recovery and water-clarification facility, which began operations in July 1998. The favorable effects of currency translation due to the weakening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates increased revenues by $0.1 million in the first six months of 1999.

      The gross profit margin decreased to 40% in the first six months of 1999 from 41% in the first six months of 1998. The gross profit margin at the Papermaking Equipment segment decreased, primarily as a result of competitive pricing pressures at the Company's Lamort subsidiary.

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first six months of 1999 from 25% in the first six months of 1998, primarily due to the decline in revenues and the effect of the sale of Thermo Wisconsin, for which such costs represented 13% of its revenues in the 1998 period.

      Research and development expenses were relatively unchanged at $3.7 million and $3.6 million in the first six months of 1999 and 1998, respectively.

      During the first quarter of 1999, the Company sold its Thermo Wisconsin subsidiary for $13.6 million in cash, subject to a post-closing adjustment, resulting in a pretax gain of $11.1 million (Note 5).

      Restructuring and nonrecurring costs of $3.4 million in the first six months of 1999 represents severance, termination of distributor agreements, the expected settlement of a legal dispute, write-downs for impairment of assets, and facility-closure costs (Note 6). The Company expects to pay the remaining balance of accrued restructuring costs of $1.9 million primarily during 1999.

      Interest income and expense were relatively unchanged in the first six months of 1999 and 1998.

      The effective tax rate was unchanged at 39% in the first six months of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption.

Liquidity and Capital Resources

      Consolidated working capital was $198.3 million at July 3, 1999, compared with $193.4 million at January 2, 1999. Included in working capital are cash, cash equivalents, and available-for-sale investments of $87.2 million at July 3, 1999, compared with $163.7 million at January 2, 1999. In addition, as of July
3, 1999, the Company had $84.9 million invested in an advance to affiliate.
Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 8), which became effective June 1,
1999, amounts invested with Thermo Electron were included in cash and cash equivalents. Of the total cash, cash equivalents, and available-for-sale investments, $46.1 million was held by Thermo Fibergen and the remainder was held by the Company and its wholly owned subsidiaries. Of the total advance to affiliate, $5.3 million was advanced by Thermo


Liquidity and Capital Resources (continued)

Fibergen, $7.0 million was advanced by the Company's Thermo Fiberprep subsidiary, and the balance was advanced by the Company and its wholly owned subsidiaries. At July 3, 1999, $40.1 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. Repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S.
tax.

      During the first six months of 1999, $5.8 million of cash was provided by operating activities. A decrease in accounts receivable, which was primarily related to the decline in sales at the Company's Lamort subsidiary, provided
$3.6 million of cash. The Company used $2.9 million of cash to reduce accounts payable, primarily at Lamort. The Company expects to pay the remaining balance of accrued restructuring costs of $1.9 million primarily during 1999.

      During the first six months of 1999, the Company's investing activities, excluding available-for-sale investments and advance to affiliate activity (Note
8), provided $9.8 million of cash. The Company received proceeds of $13.5 million from the sale of Thermo Wisconsin and used $2.5 million to purchase the assets of Arcline (Note 5). In addition, the Company purchased property, plant, and equipment for $1.9 million and received $0.4 related to the acquisition of Goslin Birmingham (Note 5).

      During the first six months of 1999, the Company's financing activities used $5.9 million of cash. The Company used $2.5 million to purchase Company common stock and Thermo Fibergen used $1.6 million to purchase its common stock in open market transactions. In addition, Thermo Fibergen used $2.2 million to purchase its common stock at fair market value from Thermo Electron. These purchases were made pursuant to authorizations by the Company's and Thermo
Fibergen's Boards of Directors. As of July 3, 1999, the Company had a remaining authorization to purchase $8.3 million of Company common stock, outstanding convertible debentures, or Thermo Fibergen common stock in open market or negotiated transactions through January 2000 and Thermo Fibergen had a remaining authorization to purchase $3.4 million of its common stock in open market or negotiated transactions through March 2000. Any such purchases are funded from working capital.

      Thermo Fibergen's common stock is subject to redemption in September 2000 or September 2001, the redemption value of which is $51.3 million.

      At July 3, 1999, the Company had $65.1 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

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




Year 2000 (continued)

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that any material upgrades are necessary to make its critical non-information technology systems year 2000 compliant. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 80% complete as of July 3, 1999. The Company expects that its material information technology systems and critical non-information technology systems will be year 2000 compliant by November 1999.

      The Company has also tested and evaluated the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are either year 2000 compliant or not date sensitive. Certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk and expects to complete its assessment by the end of September
1999.

Contingency Plan

      The Company is developing contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, and significant suppliers and vendors, it will modify and adjust its contingency plans as may be required. The Company expects to complete its contingency plans by November 1999.

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



Year 2000 (continued)

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

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims.
As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely impacted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues.
Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters of a Vote of Securities

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders reelected six incumbent directors to a one-year term expiring in 2000. The directors elected at the meeting were: Dr. Walter J. Bornhorst, Dr. George N.
Hatsopoulos, Mr. John N. Hatsopoulos, Mr. Francis L. McKone, Mr. Donald E.
Noble, and Mr. William A. Rainville. Dr. Bornhorst received 60,530,467 shares voted in favor of his election and 49,573 shares voted against; Dr. G.
Hatsopoulos received 60,529,227 shares voted in favor of his election and 50,813 shares voted against; Mr. J. Hatsopoulos received 60,529,050 shares voted in favor of his election and 50,990 shares voted against; Mr. McKone received
60,530,242 shares voted in favor of his election and 49,798 shares voted against; and Mr. Noble received 60,529,455 shares voted in favor of his election and 50,585 shares voted against. Mr. Rainville received 60,529,440 shares voted in favor of his election and 50,600 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.


Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b)    Reports on Form 8-K

       None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1999.

                                                          THERMO FIBERTEK INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo
               Electron Corporation.

10.2 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between Thermo Fibergen Inc. and Thermo
               Electron Corporation (filed as Exhibit 10.1 to Thermo Fibergen
               Inc.'s Quarterly Report on Form 10-Q for the period ended July 3,
               1999 [File No. 1-12137] and incorporated herein by reference).

10.3           Amended and Restated Equity Incentive Plan of the Registrant.

10.4           Amended and Restated Nonqualified Stock Option Plan of the Registrant.

10.5           Amended and Restated Deferred Compensation Plan for Directors of the
               Registrant.

10.6           Amended and Restated Directors Stock Option Plan of the Registrant.

10.7           Amended and Restated Thermo Fibergen Inc. Equity Incentive Plan
               (filed as Exhibit 10.4 to Thermo Fibergen Inc.'s Quarterly Report on Form 10-Q for the period ended July 3, 1999 [File No.
               1-12137] and incorporated herein by reference).

10.8           Amended and Restated Thermo Fibertek Inc. - Thermo Fibergen Inc.
               Nonqualified Stock Option Plan.

27             Financial Data Schedule.
