Form 10-Q
period 1999-10-02
THERMO FIBERTEK INC
filed 1999-11-09
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                           Outstanding at October 29, 1999
  Common Stock, $.01 par value                    61,183,016



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $74,447 under repurchase                         $ 40,743   $115,472
   agreement with parent company in fiscal 1998)
 Advance to affiliate (Note 8)                                                          90,404          -
 Available-for-sale investments, at quoted market value                                 46,246     48,206
   (amortized cost of $46,354 and $48,210)
 Accounts receivable, less allowances of $2,021 and $2,231                              42,911     50,281
 Unbilled contract costs and fees                                                        3,035      2,968
 Inventories:
   Raw materials and supplies                                                           11,986     14,848
   Work in process                                                                       5,655      5,341
   Finished goods                                                                       11,448     10,435
 Prepaid income taxes                                                                    6,625      6,806
 Other current assets                                                                      947      1,935
                                                                                      --------   --------

                                                                                       260,000    256,292
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 65,937     68,661
 Less:  Accumulated depreciation and amortization                                       36,763     36,925
                                                                                      --------   --------

                                                                                        29,174     31,736
                                                                                      --------   --------

Other Assets (Note 7)                                                                   13,529     12,309
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                            123,030    126,763
                                                                                      --------   --------

                                                                                      $425,733   $427,100
                                                                                      ========   ========



                              THERMO FIBERTEK INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Notes payable and current maturities of long-term obligation (Note 5)                $    456    $     -
 Accounts payable                                                                       17,124     21,548
 Accrued payroll and employee benefits                                                   7,638     10,273
 Billings in excess of contract costs and fees                                           2,159      5,846
 Accrued warranty costs                                                                  4,907      5,830
 Customer deposits                                                                       3,415      3,154
 Accrued income taxes                                                                    5,236      2,810
 Accrued interest                                                                        1,455      3,136
 Other accrued expenses (Notes 5 and 6)                                                 11,802      8,970
 Common stock of subsidiary subject to redemption ($50,430 redemption value)            49,555          -
 Due to parent company and affiliated companies                                          1,293      1,279
                                                                                      --------   --------

                                                                                       105,040     62,846
                                                                                      --------   --------

Deferred Income Taxes and Other Deferred Items                                           6,291      6,202
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures                                                   153,000    153,000
 Note payable (Note 5)                                                                   1,350          -
                                                                                      --------   --------

                                                                                       154,350    153,000
                                                                                      --------   --------

Minority Interest                                                                          320        303
                                                                                      --------   --------

Common Stock of Subsidiary Subject to Redemption ($54,762 redemption value)                  -     53,801
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;                              635        634
   63,515,987 and 63,379,337 shares issued
 Capital in excess of par value                                                         77,088     78,731
 Retained earnings                                                                     113,409    100,602
 Treasury stock at cost, 2,332,971 and 2,238,830 shares                                (21,289)   (21,286)
 Deferred compensation                                                                     (74)         -
 Accumulated other comprehensive items (Note 2)                                        (10,037)    (7,733)
                                                                                      --------   --------

                                                                                       159,732    150,948
                                                                                      --------   --------

                                                                                      $425,733   $427,100
                                                                                      ========   ========




The accompanying notes are an integral part of these consolidated financial statements.



                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                               $53,075    $59,678
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       31,177     35,702
 Selling, general, and administrative expenses                                          14,903     15,208
 Research and development expenses                                                       1,753      1,754
 Gain on sale of business (Note 5) and property                                            (55)      (178)
 Nonrecurring costs (Note 6)                                                             2,769          -
                                                                                       -------    -------

                                                                                        50,547     52,486
                                                                                       -------    -------

Operating Income                                                                         2,528      7,192

Interest Income                                                                          2,231      1,918
Interest Expense                                                                        (1,876)    (1,854)
                                                                                       -------    -------

Income Before Provision for Income Taxes and Minority Interest                           2,883      7,256
Provision for Income Taxes                                                               1,055      2,797
Minority Interest Expense                                                                  260        302
                                                                                       -------    -------

Net Income                                                                             $ 1,568    $ 4,157
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .03    $   .07
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  61,177     61,684
                                                                                       =======    =======

 Diluted                                                                                61,525     62,339
                                                                                       =======    =======
















The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                              $166,847   $185,591
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       99,449    110,218
 Selling, general, and administrative expenses                                          45,554     47,006
 Research and development expenses                                                       5,413      5,378
 Gain on sale of business (Note 5) and property                                        (11,154)      (260)
 Restructuring and nonrecurring costs (Note 6)                                           6,152          -
                                                                                      --------   --------

                                                                                       145,414    162,342
                                                                                      --------   --------

Operating Income                                                                        21,433     23,249

Interest Income                                                                          6,238      6,002
Interest Expense                                                                        (5,571)    (5,562)
                                                                                      --------   --------

Income Before Provision for Income Taxes and Minority Interest                          22,100     23,689
Provision for Income Taxes                                                               8,548      9,183
Minority Interest Expense                                                                  745        770
                                                                                      --------   --------

Net Income                                                                            $ 12,807   $ 13,736
                                                                                      ========   ========

Basic and Diluted Earnings per Share (Note 3)                                         $    .21    $   .22
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  61,182     61,683
                                                                                      ========   ========

 Diluted                                                                                61,570     62,539
                                                                                      ========   ========
















The accompanying notes are an integral part of these consolidated financial statements.




                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Operating Activities:
 Net income                                                                           $ 12,807    $13,736
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       7,147      6,785
     Provision for losses on accounts receivable                                             -        112
     Minority interest expense                                                             745        770
     Gain on sale of business (Note 5) and property                                    (11,154)      (260)
     Noncash nonrecurring costs (Note 6)                                                 3,239          -
     Other                                                                                (122)       210
     Changes in current accounts, excluding the effects of acquisitions and disposition:
        Accounts receivable                                                              3,433      8,973
        Inventories and unbilled contract costs and fees                                  (622)      (448)
        Prepaid income taxes and other current assets                                      850        834
        Accounts payable                                                                (1,059)    (7,554)
        Other current liabilities                                                       (3,261)    (3,786)
                                                                                      --------    -------

          Net cash provided by operating activities                                     12,003     19,372
                                                                                      --------    -------

Investing Activities:
 Acquisitions, net of cash acquired (Note 5)                                            (2,607)    (1,296)
 Proceeds from sale of business, net of cash divested (Note 5)                          13,592          -
 Refund of acquisition purchase price (Note 5)                                             377          -
 Advances to affiliate, net (Note 8)                                                   (90,404)         -
 Purchases of available-for-sale investments                                           (61,825)   (51,225)
 Proceeds from sale and maturities of available-for-sale investments                    62,827     43,961
 Purchases of property, plant, and equipment                                            (2,434)    (6,832)
 Advances under notes receivable                                                             -     (2,910)
 Other, net                                                                                546        401
                                                                                      --------    -------

          Net cash used in investing activities                                        (79,928)   (17,901)
                                                                                      --------    -------

Financing Activities:
 Purchases of Company and subsidiary common stock                                       (4,109)    (5,331)
 Purchases of subsidiary common stock from Thermo Electron                              (2,227)         -
 Net proceeds from issuance of Company common stock                                        415      1,809
                                                                                      --------    -------

          Net cash used in financing activities                                       $ (5,921)   $(3,522)
                                                                                      --------    -------



                              THERMO FIBERTEK INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Exchange Rate Effect on Cash                                                          $   (883)   $(1,248)
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                  (74,729)    (3,299)
Cash and Cash Equivalents at Beginning of Period                                       115,472    111,648
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 40,743   $108,349
                                                                                      ========   ========

Noncash Activities (Note 5):
 Fair value of assets of acquired companies                                           $  4,860    $ 1,493
 Cash paid for acquired companies                                                       (2,660)    (1,296)
 Note payable for acquired companies                                                    (1,730)         -
                                                                                      --------    -------

     Liabilities assumed of acquired companies                                        $    470    $   197
                                                                                      ========    =======































The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of 1999 and 1998, the Company had comprehensive income of $2,772,000 and $4,520,000, respectively.
During the first nine months of 1999 and 1998, the Company had comprehensive income of $10,520,000 and $13,374,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ---------- ----------  ----------

Basic
Net Income                                                       $1,568     $ 4,157    $12,807     $13,736
                                                                 ------     -------    -------     -------

Weighted Average Shares                                          61,177      61,684     61,182      61,683
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .03     $   .07     $  .21     $   .22
                                                                 ======     =======     ======     =======



3.    Earnings per Share (continued)

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ---------- ----------  ----------

Diluted
Net Income                                                       $1,568     $ 4,157    $12,807     $13,736
Effect of Majority-owned Subsidiary's Dilutive Securities            (8)         (7)       (46)        (16)
                                                                 ------     -------     ------     -------

Income Available to Common Shareholders, as Adjusted             $1,560     $ 4,150    $12,761     $13,720
                                                                 ------     -------    -------     -------

Weighted Average Shares                                          61,177      61,684     61,182      61,683
Effect of Stock Options                                             348         655        388         856
                                                                 ------     -------     ------     -------


Weighted Average Shares, as Adjusted                             61,525      62,339     61,570      62,539
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .03     $   .07     $  .21     $   .22
                                                                 ======     =======     ======     =======

      The computation of diluted earnings per share for all periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 888,000 of such options outstanding, with exercise prices ranging from $7.46 to $14.32 per share.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

4.     Business Segment Information

                                                              Three Months Ended        Nine Months Ended
                                                           October 2,   October 3,  October 2,  October 3,
(In thousands)                                                   1999         1998        1999        1998
---------------------------------------------------------- ----------- ------------ ----------- ----------

Revenues:
 Pulp and Papermaking Equipment and Systems                  $ 50,815    $  54,652    $158,509    $166,824
 Dryers and Pollution-control Equipment (a)                         -        4,256       1,802      16,092
 Water- and Fiber-recovery Services and Products                2,266        1,124       6,593       3,784
 Intersegment sales elimination (b)                                (6)        (354)        (57)     (1,109)
                                                             --------    ---------    --------    --------

                                                             $ 53,075    $  59,678    $166,847    $185,591
                                                             ========    =========    ========    ========




4.     Business Segment Information (continued)

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ---------- ----------  ----------

Income Before Provision for Income Taxes and Minority
 Interest:
   Pulp and Papermaking Equipment and Systems (c)              $  6,770   $   7,923    $17,285    $ 25,814
   Dryers and Pollution-control Equipment (d)                        55         487     11,609       2,154
   Water- and Fiber-recovery Services and Products                 (174)       (646)      (582)     (2,086)
   Corporate (e)                                                 (4,123)       (572)    (6,879)     (2,633)
                                                               --------   ---------    -------    --------

   Total operating income                                         2,528       7,192     21,433      23,249
   Interest income, net                                             355          64        667         440
                                                               --------   ---------    -------    --------

                                                               $  2,883   $   7,256    $22,100    $ 23,689
                                                               ========   =========    =======    ========

(a) The Company sold this segment in February 1999.
(b) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(c) Includes $3.1 million of restructuring and nonrecurring costs in the first nine months of 1999.
(d) Includes $0.1 million and $11.2 million of gain on sale of business in the third quarter of 1999 and first nine months of 1999, respectively.
(e) Includes $2.8 million and $3.0 million of nonrecurring costs in the third quarter of 1999 and first nine months of 1999, respectively, for the write-down of a note receivable. Also includes related carrying costs of the note receivable and underlying security of $0.3 million in the third quarter of 1999 and $1.0 million and $0.3 million in the first nine months of 1999 and 1998, respectively.

5.     Acquisitions and Disposition

      In May 1999, the Company acquired the outstanding stock of Arcline
Products, a manufacturer of shower oscillation systems, for $2,660,000 in cash and $2,000,000 payable in equal annual installments over five years. The liability has been recorded at its net present value of $1,730,000 in the accompanying balance sheet.

      This acquisition has been accounted for using the purchase method of accounting and its results have been included in the Company's results from the date of acquisition. The cost of this acquisition approximated the estimated fair value of the acquired net assets. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired. Pro forma results have not been presented, as the results of the acquired business were not material to the Company's results of operations.

      In February 1999, the Company sold its Thermo Wisconsin, Inc. subsidiary for $13,631,000 in cash, resulting in a pretax gain of $11,154,000. Thermo
Wisconsin, a manufacturer and marketer of dryers and pollution-control equipment, had unaudited revenues to external customers and net income in 1998 of $18,877,000 and $1,547,000, respectively.

      During the first quarter of 1999, the Company received $377,000 for a post-closing purchase price adjustment related to the 1998 acquisition of Goslin
Birmingham. The Company recorded this amount as a reduction of cost in excess of net assets of acquired companies.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and acquired overmarket leases, for which the



5.    Acquisitions and Disposition (continued)

Company established reserves as part of the cost of acquisitions. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. A summary of the changes in accrued acquisition expenses, which represent ongoing payments for severance and are included in other accrued expenses in the accompanying 1998 balance sheet, follows:

(In thousands)                                                                                      Total
----------------------------------------------------------------------------- -------------- -------------

Balance at January 2, 1999                                                                            $149
 Usage                                                                                                 (69)
 Decrease due to finalization of restructuring plan, recorded as a                                     (80)
   decrease to cost in excess of net assets of acquired companies
                                                                                                      ----

Balance at October 2, 1999                                                                            $  -
                                                                                                      ====

6.    Restructuring and Nonrecurring Costs

      During the first nine months of 1999, the Company recorded restructuring and nonrecurring costs of $6,152,000. Restructuring costs of $2,257,000, which were accounted for in accordance with EITF 94-3, include severance costs of $1,283,000 for 24 employees across all functions at the Company's E. & M.
Lamort, S.A. subsidiary, all of whom were terminated as of October 2, 1999, and $974,000 to terminate distributor agreements. Nonrecurring charges of $3,895,000 include $3,239,000 for asset write-downs, consisting of $3,034,000 for the write-down of a note receivable secured by a tissue mill (Note 7) and $205,000 for impairment of a building held for disposal, which was sold in July 1999;
$526,000 for the expected settlement of a legal dispute; and $130,000 for facility-closure costs. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                     Severance                      Total
(In thousands)                                                                         Other
----------------------------------------------------------------- ------------- ------------- ------------

Balance at January 2, 1999                                             $     -       $    34       $    34
Provision charged to expense                                             1,283           974         2,257
Usage                                                                     (767)         (246)       (1,013)
Currency translation                                                      (115)          (88)         (203)
                                                                       -------       -------       -------

Balance at October 2, 1999                                             $   401       $   674       $ 1,075
                                                                       =======       =======       =======

7.    Note Receivable

      During 1996, the Company loaned $6,000,000 to Tree-Free Fiber Company, LLC in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2,910,000. In June 1998, the Company conducted a foreclosure sale of the tissue mill, at which it was the successful bidder, and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1,250,000 were paid to the Company and recorded as a reduction of the carrying value of the note. During the second quarter of 1999, the Company entered into a nonbinding letter of intent with a third party to dispose of this asset for an amount in excess of the carrying value. During the third quarter of 1999, the third party elected to not proceed with the transaction. Accordingly, the Company recorded a $2,834,000 write-down to reflect the asset at its estimated recoverable value. The Company had previously recorded impairment on this note of $200,000 in the first quarter of 1999 (Note 6).


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

Overview

      Prior to March 1999, the Company operated in three segments: Pulp and Papermaking Equipment and Systems, Dryers and Pollution-control Equipment, and
Water- and Fiber-recovery Services and Products. The Company's Pulp and
Papermaking Equipment and Systems (Papermaking Equipment) segment designs and manufactures stock-preparation equipment, accessories, and water-management systems for the paper and paper recycling industries. Principal products manufactured by this segment include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. In May 1999, this segment acquired the outstanding stock of Arcline Products, a manufacturer of shower and doctor oscillation systems (Note 5).

      The Dryers and Pollution-control Equipment segment, which consisted of the Company's Thermo Wisconsin, Inc. subsidiary, manufactured and marketed dryers and pollution-control equipment for the printing, papermaking, and converting industries. In February 1999, the Company sold its Thermo Wisconsin subsidiary for $13.6 million in cash (Note 5). Thermo Wisconsin's unaudited revenues to external customers and net income for fiscal 1998 were $18.9 million and $1.5 million, respectively.

      The Water- and Fiber-recovery Services and Products segment, which consists of the Company's Thermo Fibergen subsidiary, designs, builds, owns, and operates plants to help pulp and paper mill customers close the loop in their water and solids systems on a long-term contract basis. The plants clean and recycle water and long fiber for reuse in the papermaking process. In July 1998, the Company completed construction of, and began operating, its first plant. In addition, through its GranTek subsidiary, Thermo Fibergen employs patented technology to produce absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil- and grease-absorbents, and cat box fillers. In October 1999, Thermo Fibergen formed a joint venture that plans to produce, market, and sell thermoplastic composites using byproducts from the papermaking process.


Overview (continued)

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Excluding the results of Thermo Wisconsin, which was sold in February
1999, revenues decreased to $53.1 million in the third quarter of 1999 from $55.7 million in the third quarter of 1998. Thermo Wisconsin's revenues to external customers were $4.0 million in the third quarter of 1998. Arcline
Products, which was acquired in May 1999, added revenues of $0.4 million during the quarter. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues at the Papermaking
Equipment segment by $0.6 million in the third quarter of 1999. Excluding the results of Arcline and the effect of currency translation, revenues at the Company's Papermaking Equipment segment decreased $3.7 million, primarily due to lower revenues from the stock-preparation equipment product line in Europe and North America, due to reduced capital spending in the pulp and paper industry.
The Water- and Fiber-recovery Services and Products segment revenues increased
$1.1 million, primarily due to increased demand for cellulose-based products and increased sales of its cat box filler product, which was introduced in the third quarter of 1998.

      The gross profit margin increased to 41% in the third quarter of 1999 from 40% in the third quarter of 1998, primarily due to the absence of lower-margin sales following the sale of Thermo Wisconsin.


Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the third quarter of 1999 from 25% in the third quarter of 1998. The increase was primarily at the Papermaking Equipment segment, due to decreased revenues. The increase in selling, general, and administrative expenses as a percentage of revenues also resulted from the sale of Thermo
Wisconsin, for which such costs represented 16% of its revenues in the 1998 period. These increases were offset in part by the impact of increased revenues at the Water- and Fiber-recovery Services and Products segment.

      Research and development expenses were unchanged at $1.8 million in the third quarter of 1999 and 1998.

      Nonrecurring costs of $2.8 million in the third quarter of 1999 primarily represent the writedown of a note receivable secured by a tissue mill (Notes 6 and 7). During 1996, the Company loaned $6.0 million to Tree-Free Fiber Company,
LLC in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's recent insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In
May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2.9 million. In June 1998, the Company conducted a foreclosure sale of the tissue mill, at which it was the successful bidder, and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1.3 million were paid to the Company and recorded as a reduction of the carrying value of the note. During the first quarter of 1999, the Company recorded a $0.2 million write-down to reflect the note at its estimated recoverable value at that time. During the second quarter of 1999, the Company entered into a nonbinding letter of intent with a third party to dispose of this asset for an amount in excess of the carrying value. During the third quarter of 1999, the third party elected to not proceed with the transaction.
Accordingly, the Company recorded a $2.8 million write-down to reflect the asset at its estimated recoverable value.

      Interest income increased to $2.2 million in the third quarter of 1999 from $1.9 million in the third quarter of 1998, due to higher average invested balances primarily as a result of cash received from the sale of Thermo
Wisconsin. Interest expense was unchanged at $1.9 million in the third quarter of 1999 and 1998.

      The effective tax rate was 37% in the third quarter of 1999, compared with 39% in the third quarter of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate decreased in 1999 due to the relative decrease in earnings in jurisdictions with higher tax rates.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption.

First Nine Months 1999 Compared With First Nine Months 1998

      Excluding the results of Thermo Wisconsin, which was sold in February
1999, revenues decreased to $165.1 million in the first nine months of 1999 from $170.1 million in the first nine months of 1998. Thermo Wisconsin's revenues to external customers were $1.8 million and $15.5 million in the first nine months of 1999 and 1998, respectively. Arcline Products, which was acquired in May
1999, added revenues of $0.5 million during the period. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues at the Papermaking Equipment segment by $0.5 million in the first nine months of 1999. Excluding the results of Arcline and the effect of currency translation, revenues at the Company's Papermaking Equipment segment decreased $8.3 million, primarily due to decreased revenues from the stock-preparation equipment and accessories product lines in North America. This decrease was offset in part by increased revenues at that segment's water-management product line in North America. The Water-


First Nine Months 1999 Compared With First Nine Months 1998 (continued)

and Fiber-recovery Services and Products segment revenues increased $2.8 million due to increased demand for cellulose-based products, sales of its cat box filler product, and the inclusion of revenues for the full 1999 period from its fiber-recovery and water-clarification facility, which began operations in July
1998.

      The gross profit margin decreased slightly to 40.4% in the first nine months of 1999, compared with 40.6% in the first nine months of 1998, primarily due to competitive pricing pressures at the Papermaking Equipment segment's
Lamort subsidiary.

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first nine months of 1999 from 25% in the first nine months of 1998, primarily due to the decline in revenues and the effect of the sale of Thermo Wisconsin, for which such costs represented 13% of its revenues in the 1998 period.

      Research and development expenses were unchanged at $5.4 million in the first nine months of 1999 and 1998.

      During the first quarter of 1999, the Company sold its Thermo Wisconsin subsidiary for $13.6 million in cash, resulting in a pretax gain of $11.2 million (Note 5).

      Restructuring and nonrecurring costs of $6.2 million in the first nine months of 1999 represents write-downs for impairment of assets, severance costs, termination of distributor agreements, the expected settlement of a legal dispute, and facility-closure costs (Note 6).

      Interest income and expense were relatively unchanged in the first nine months of 1999 and 1998.

      The effective tax rate was unchanged at 39% in the first nine months of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption.

Liquidity and Capital Resources

      Consolidated working capital was $155.0 million at October 2, 1999, compared with $193.4 million at January 2, 1999. Working capital decreased $49.6 million due to the reclassification of common stock of subsidiary subject to redemption to current liabilities. Included in working capital are cash, cash equivalents, and available-for-sale investments of $87.0 million at October 2, 1999, compared with $163.7 million at January 2, 1999. Also, as of October 2,
1999, the Company had $90.4 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 8), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. Of the total cash, cash equivalents, and available-for-sale investments, $46.3 million was held by Thermo Fibergen and the remainder was held by the Company and its wholly owned subsidiaries. Of the total advance to affiliate, $6.7 million was advanced by Thermo Fibergen, $7.0 million was advanced by the Company's Thermo Fiberprep subsidiary, and the balance was advanced by the Company. At October 2, 1999, $39.2 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. Repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S. tax.


Liquidity and Capital Resources (continued)

      During the first nine months of 1999, $12.0 million of cash was provided by operating activities. A decrease in accounts receivable, which was primarily related to the decline in sales at the Company's Lamort subsidiary, provided
$3.4 million of cash. The Company used $1.1 million to reduce accounts payable, primarily due to the decline in sales at the Company's Lamort subsidiary. A decrease in other current liabilities used $3.3 million of cash, due to the decline in sales and the timing of billings on long-term contracts. The Company expects to pay the remaining accrued restructuring costs of $1.1 million through 2000.

      During the first nine months of 1999, the Company's investing activities, excluding available-for-sale investments and advance to affiliate activity (Note
8), provided $9.5 million of cash. The Company received proceeds of $13.6 million from the sale of Thermo Wisconsin and used $2.6 million, net of cash acquired, to purchase the assets of Arcline (Note 5). In addition, the Company purchased property, plant, and equipment for $2.4 million and received a refund of $0.4 million related to the 1998 acquisition of Goslin Birmingham (Note 5).

      During the first nine months of 1999, the Company's financing activities used $5.9 million of cash. The Company used $2.5 million to purchase Company common stock and Thermo Fibergen used $3.8 million to purchase its common stock.
These purchases were made pursuant to authorizations by the Company's and Thermo
Fibergen's Boards of Directors. As of October 2, 1999, the Company had a remaining authorization to purchase $8.3 million of Company common stock, outstanding convertible debentures, or Thermo Fibergen common stock in open market or negotiated transactions through January 22, 2000 and Thermo Fibergen had a remaining authorization to purchase $2.6 million of its common stock in open market or negotiated transactions through March 16, 2000. Any such purchases are funded from working capital.

      Thermo Fibergen's common stock is subject to redemption in September 2000 or September 2001, the redemption value of which is $50.4 million.

      At October 2, 1999, the Company had $64.3 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

      During the remainder of 1999, the Company plans to make expenditures for property, plant, and equipment of approximately $1.0 million. In addition, Thermo Fibergen may, in the future, make capital expenditures for the construction of additional fiber-recovery and water-clarification facilities.
Construction of such facilities is dependent upon Thermo Fibergen entering into long-term contracts with pulp and paper mills, under which Thermo Fibergen will charge fees to process the mills' papermaking byproducts. There is no assurance that Thermo Fibergen will be able to obtain such additional contracts. In addition, the Company's liquidity may be adversely affected if the redemption of Thermo Fibergen's common stock occurs in the third quarter of 2000. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

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


Year 2000 (continued)

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated.
Based on its evaluations, the Company does not believe that any material upgrades are necessary to make its critical non-information technology systems year 2000 compliant. The Company has substantially completed upgrading or replacing its material noncompliant information technology systems and expects that its material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of November 1999.

      The Company has also tested and evaluated the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are either year 2000 compliant or not date sensitive. Certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is following up with significant suppliers and vendors that have not responded to the Company's questionnaires.
The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company has substantially completed its contingency plans that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, and significant suppliers and vendors, it will modify and adjust its contingency plans as may be required.

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

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 1999.

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
