Form 10-K
period 2000-01-01
THERMO FIBERTEK INC
filed 2000-03-17
CIK 886346

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                                FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                      Commission file number 1-11406

                                           THERMO FIBERTEK INC.
                          (Exact name of Registrant as specified in its charter)

Delaware                                       52-1762325
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

245 Winter Street
Waltham, Massachusetts                                            02451
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $36,381,000.

As of January 28, 2000, the Registrant had 61,233,535 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000, are incorporated by reference into
Part III.

                                 PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Fibertek Inc. (the Company or the Registrant), through its Pulp and Papermaking Equipment and Systems segment, designs and manufactures stock-preparation equipment, accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. The Company is a leading equipment manufacturer for the worldwide papermaking and paper recycling industries. The Company's products and systems can be found in the majority of the world's pulp and paper mills. In addition, the Company's Thermo Fibergen Inc. subsidiary, which represents the Water- and Fiber-recovery Services and Products segment, owns and operates a plant that helps the host mill improve product quality, reduce costs, and close the loop in its water and solids systems on a long-term contract basis. The plant recovers and returns to the mill long cellulose fiber and clarified water to be used in papermaking. This segment intends to design, build, own, and operate additional plants. Thermo Fibergen also employs patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil and grease absorbents, cat box fillers, and animal bedding. In addition, through its majority-owned NEXT Fiber Products Inc. subsidiary, Thermo Fibergen plans to develop, produce, and market fiber-based composites, primarily for the building industry. NEXT Fiber Products is currently constructing a facility in Green Bay, Wisconsin, to manufacture fiber-based composites products.

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

      In February 1999, Thermo Fibertek sold its Thermo Wisconsin Inc. subsidiary for $13.6 million in cash. Thermo Wisconsin manufactures and markets dryers and pollution-control equipment.

      In May 1999, the Pulp and Papermaking Equipment and Systems segment acquired the outstanding stock of Arcline Products, a manufacturer of shower oscillation systems, for $2.7 million in cash and $2.0 million payable in equal annual installments over five years.

      In September 1996, the Company's Thermo Fibergen subsidiary sold 4,715,000 units, each unit consisting of one share of Thermo Fibergen common stock and one redemption right, in an initial public offering at $12.75 per unit for net proceeds of $55.8 million. The common stock and redemption rights subsequently began trading separately. Holders of a redemption right have the option to require Thermo Fibergen to redeem one share of Thermo Fibergen common stock at $12.75 per share in September 2000 or September 2001. A redemption right may only be exercised if the holder owns a share of Thermo Fibergen common stock. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.

      As of January 1, 2000, the Company owned 10,419,350 shares of Thermo Fibergen common stock, representing 74% of such outstanding common stock, and Thermo Electron owned 15,750 shares of Thermo Fibergen common stock, representing 0.1% of such outstanding common stock.

      The Company is a majority-owned subsidiary of Thermo Electron. As of January 1, 2000, Thermo Electron owned 55,773,057 shares of the Company's common stock, representing 91% of such outstanding common stock. On January 31, 2000, Thermo Electron announced that, as part of a major reorganization plan, it plans to spin off its equity interest in the Company as a dividend to Thermo Electron shareholders. The distribution is subject to receipt of a favorable ruling from the Internal Revenue Service regarding the tax treatment of the spin off and other customary conditions including negotiation of a distribution agreement between Thermo Electron and the Company pertaining to such matters as transition services, indemnification for certain joint liabilities, and allocation of obligations relating to options in the Company's common stock granted by Thermo Electron to its employees. If these conditions are met, the Company expects the transaction to occur in late 2000 or in early 2001.

      Thermo Electron develops, manufactures, and sells measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently. During 1999*, Thermo Electron purchased 88,000 shares of the Company's common stock in the open market at a total cost of $0.7 million.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 13 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

      The Company organizes and manages its business by individual functional operating entity. The Company operates in two segments: Pulp and Papermaking Equipment and Systems and Water- and Fiber-recovery Services and Products. Prior to the February 1999 sale of Thermo Wisconsin, the Company also operated in the Dryers and Pollution-control Equipment segment. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.






--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

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

      De-inking Systems, including the patented MAC CELL(R), which uses the latest generation of Autoclean injectors to produce small air bubbles in the bottom of the pulp slurry. The ink bonds to the air bubbles and rises to the surface, where it is removed through a unique propellant system. The efficiency of this unit and the reduced floor space required for equivalent ink removal make the MAC CELL one of the most critical components within a de-inking system.

      Reject-handling and Water-treatment Systems, including gravity-type strainers and in-line filtration designed to recapture "good" fiber rejected with debris in the primary process line, as well as compactors and sand separators.

      In addition, the Company designs, develops, and manufactures products for the virgin pulping process, including:

      Chemi-Washer(R), a horizontal belt washer used in the virgin pulping process. The Chemi-Washer consumes less energy than other commercial washing systems and significantly decreases the amount of water used and effluent produced.

      Evaporators, Recausticizing, and Condensate-treatment systems, which are used during pulping to concentrate and recycle process chemicals and to remove condensate gases.

      Revenues from the Company's stock-preparation equipment product line were $98.9 million, $107.5 million, and $88.8 million in 1999, 1998, and 1997, respectively.

Accessories

      The Company designs, develops, and manufactures a wide range of accessories that continuously clean the rolls of a papermaking machine, remove the sheet (web) from the roll, automatically cut the web during sheet breaks, and remove curl from the sheet. These functions are critical for paper manufacturers because they help manufacturers avoid potential catastrophic damage to the papermaking equipment, while also reducing expensive machine downtime and improving paper quality. Accessories include:

      Doctors and Related Equipment, which shed the sheet from the roll during sheet breaks and startups and keep rolls clean by removing stock accumulations, water rings, fuzz, pitch, and filler buildup.

      Profiling Systems, which help ensure a uniform gloss on the web and control moisture and curl within the sheet.

      Revenues from the Company's accessories product line were $74.8 million, $77.8 million, and $83.0 million in 1999, 1998, and 1997, respectively.

Water-management

      The Company designs, develops, and manufactures equipment used to drain water from the pulp slurry, form the sheet web, and prepare the process water for reuse. These water-management systems include:

      Formation Tables, which consist of free-draining elements and vacuum-augmented elements to control the amount of water removed from the pulp slurry to form the paper web.

      Showers and Felt-conditioning Systems, which are used to clean and condition the fabrics and felts, which in turn are used to transport the paper web through various stages of the papermaking machine.

      Water-filtration Systems, which consist of pressure, gravity, and vacuum-assisted filters and strainers used to remove extraneous contaminants from the process water before reuse and to recover reusable fiber for recycling back into the pulp slurry.

      Revenues from the Company's water-management product line were $42.6 million, $36.9 million, and $44.1 million in 1999, 1998, and 1997, respectively.

Water- and Fiber-recovery Services and Products

      The Company, through its Thermo Fibergen subsidiary, designs, builds, owns, and operates plants to help pulp and paper mills improve product quality, reduce costs, and close the loop in their water and solids systems on a long-term contract basis. The Company currently owns and operates one such plant in South Carolina, which it began operating in July 1998 under a ten-year contract. The Company's facility is designed to operate 24 hours a day, seven days a week. The paper mill pumps its used process water directly into the Company's system. The facility recovers and returns long fiber to the mill while removing short fiber and minerals, and clarifies water that is recycled for reuse in the papermaking process. The paper mill pays the Company a monthly fee for these services.

      In addition, Thermo Fibergen employs patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil and grease absorbents, cat box fillers, and horse bedding. The agricultural carriers are used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications.

      Through its majority-owned NEXT Fiber Products Inc. subsidiary, Thermo Fibergen plans to develop, produce, and market fiber-based composites, primarily for the building industry. Thermo Fibergen is currently finalizing development of the composites material and expects to complete construction of and begin operating the composites manufacturing facility, located in Green Bay, Wisconsin, during 2000.

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

      (ii) and (xi) New Products; Research and Development

      The Company believes that it has a reputation as a technological innovator in the market niches it serves, and that rapid technological obsolescence is not characteristic of its business. The Company, which maintains active programs for the development of new products using both new and existing technologies, has technology centers in Europe and the U.S. dedicated to specific research projects and markets.

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

      Thermo Fibergen's mobile pilot plant is used to demonstrate its fiber-recovery and water-clarification process, and to test the effluent streams of mills in the United States and Canada. During 1999, Thermo Fibergen continued its research and development efforts relating to these systems. In addition, Thermo Fibergen's GranTek subsidiary's processing center in Green Bay, Wisconsin, contains a pilot plant that is used to develop cellulose-based products and processes that are employed at its main facility. Through its majority-owned NEXT Fiber Products subsidiary, Thermo Fibergen also conducts research and development in fiber-based composites. NEXT Fiber Products occupies a 14,000-square-foot research and development facility in Indiana.

      The Company seeks to develop a broad range of equipment for all facets of the markets it serves. Over the next several years the Company expects to focus its research and development efforts on the development of fiber-based composites products and advancement of paper recycling equipment.

      Research and development expenses for the Company were $7.3 million, $7.0 million, and $6.8 million in 1999, 1998, and 1997, respectively.

      (iii)Raw Materials

      Raw materials, components, and supplies for all of the Company's significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

      (iv) Patents, Licenses, and Trademarks

      The Company protects its intellectual property rights by applying for and obtaining patents when appropriate. The Company also relies on technical know-how, trade secrets, and trademarks to maintain its competitive position. The Company has numerous U.S. and foreign patents expiring on various dates ranging from 2000 to 2018.

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

                                   PART II

      The Company maintains a worldwide network of licensees and cross-licensees of products with other companies servicing the pulp, papermaking, converting, and paper recycling industries. The Company holds an exclusive worldwide license for certain de-inking cells under an agreement that extends until 2007. The Company also has license arrangements with several companies with regard to accessory equipment. Thermo Fibergen has granted two companies nonexclusive licenses under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil and grease absorption and cat box filler markets.

      (v)  Seasonal Influences

Pulp and Papermaking Equipment and Systems

      There are no material seasonal influences on the segment's sales of products and services.

Water- and Fiber-recovery Services and Products

      A substantial portion of the revenues of the Water- and Fiber-recovery Services and Products segment are from the sale of cellulose-based products in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the segment earns a disproportionately high share of its revenues from its agricultural-carrier products during the first two quarters of the year. The Company believes that its entrance into the oil and grease absorption, cat box filler, horse bedding, international agricultural row-crop, and fiber-based composites markets, if successful, may mitigate the seasonality of the sales of this segment.

      (vi) Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii)Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's revenues in any of the past three years.

      (viii)Backlog

      The Company's backlog of firm orders for the Pulp and Papermaking Equipment and Systems segment was $51.5 million and $49.5 million at year-end 1999 and 1998, respectively. The backlog of firm orders for the Water- and Fiber-recovery Products and Services segment was $0.8 million and $0.4 million at year-end 1999 and 1998, respectively. In addition, the Water- and Fiber-recovery Products and Services segment has a ten-year contract to provide clean water and long fiber to a mill. The contract may be canceled by either party within six months after the end of the fourth year of the contract, or thereafter by the paper mill with one year's notice, if certain benefits or profitability levels are not achieved. The Company anticipates that substantially all of the backlog at January 1, 2000, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

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

Pulp and Papermaking Equipment and Systems

      The Company is a leading supplier of stock-preparation equipment for the preparation of wastepaper to be used in the production of recycled paper. There are several major competitors that supply various pieces of equipment for this process. The Company's principal competitors on a worldwide basis are Voith Sulzer Papiertechnik, Groupe Laperriere & Verrault Inc., Ahlstrom Machine Company, Kvaerner Pulping Technologies, Metso Corporation, and Maschinenfabrik Andritz AG. Various competitors tend to specialize in segments within the white- and brown-paper markets. The Company competes in this market primarily on the basis of systems knowledge, product innovation, and price.

      The Company is a leading supplier of specialty accessory equipment for papermaking machines. Because of the high capital costs of papermaking machines and the role of the Company's accessories in maintaining the efficiency of these machines, the Company generally competes in this market on the basis of service, technical expertise, and performance.

      The Company is a leading supplier of water-management systems. Various competitors exist in the formation table, conditioning and cleaning systems, and filtration systems markets. JWI Group/Johnson Foils is a major supplier of formation tables, while a variety of smaller companies compete within the cleaning and conditioning, and filtration markets. In each of these areas, process knowledge, application experience, product quality, service, and price are key factors.

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

      (xii)Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xiii)Number of Employees

      As of January 1, 2000, the Company employed approximately 1,200 people. Approximately 25 employees at the Company's Pointe Claire, Quebec, Canada, operation are represented by a labor union under a collective bargaining agreement expiring August 31, 2002. Approximately 38 employees at the Company's Guadalajara, Mexico, operation are represented by a labor union under an annual collective bargaining agreement. In addition, employees of the Company's subsidiaries in France and England are represented by trade unions. The Company considers its relations with employees and unions to be good.

(d)   Financial Information About Geographic Areas

      Financial information about exports by domestic operations and about foreign operations is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                 Age   Present Title (Fiscal Year First Became Executive Officer)
        -------------------- ---   ---------------------------------------------------------

        William A. Rainville  58   President and Chief Executive Officer (1991)
        Thomas M. O'Brien     48   Executive Vice President, Finance (1994)
        Jonathan W. Painter   41   Executive Vice President, Operations (1997)
        Jan-Eric Bergstedt    64   Vice President (1996)
        Bruno Lamort de Gail  65   Vice President (1991)
        Edward J. Sindoni     55   Vice President; President, Thermo Web Systems, Inc. (1994)
        Theo Melas-Kyriazi    40   Chief Financial Officer (1998)
        Paul F. Kelleher      57   Chief Accounting Officer (1991)


      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Rainville, Lamort de Gail, and Kelleher have held comparable positions for at least five years with the Company or with its parent company, Thermo Electron. Mr. Painter has been Executive Vice President, Operations of the Company since 1997, was Treasurer of Thermo Electron from 1994 to 1997, was Vice President, Strategic Planning of the Company from 1993 to 1994, and became an Executive Officer of the Company in 1997. Mr. Bergstedt has been a Vice
President of the Company since November 1993, and was designated an Executive
Officer in 1996. Mr. O'Brien has been Executive Vice President, Finance of the
Company since September 1998, was Vice President, Finance of the Company from
November 1991 until September 1998, and was designated an Executive Officer in 1994. Mr. Sindoni has been Vice President of the Company since November 1991,
President of the Company's Thermo Web Systems, Inc. subsidiary since January
1993, was Senior Vice President of Thermo Web Systems Inc. from 1987 to January
1993, and was designated an Executive Officer in 1994. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January
1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became
Treasurer in 1988. He was named President and Chief Executive Officer of
ThermoSpectra Corporation, then a public subsidiary of Thermo Instrument Systems
Inc., in 1994, a position he held until becoming Vice President of Corporate
Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that, with respect to leases expiring in the near future, suitable space is readily available if any leases are not extended. The location and general character of the Company's principal properties by segment as of January 1, 2000, are as follows:

Pulp and Papermaking Equipment and Systems

      The Company owns approximately 1,000,000 square feet and leases approximately 110,000 square feet, under leases expiring at various dates ranging from 2000 to 2008, of manufacturing, engineering, and office space. The
Company's principal engineering and manufacturing space is located in Vitry-le-Francois, France; Auburn, Massachusetts; Rayville, Louisiana;
Queensbury, New York; Middletown, Ohio; Guadalajara, Mexico; Pointe Claire,
Quebec, Canada; and Bury, England.

Water- and Fiber-recovery Services and Products

      The Company owns approximately 26,000 square feet and leases approximately
72,000 square feet, under leases expiring at various dates ranging through 2004, of manufacturing, engineering, and office space located principally in Green
Bay, Wisconsin; Columbus, Indiana; Bedford, Massachusetts; and Cowpens, South
Carolina.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's
Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

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

Date:  March 16, 2000                THERMO FIBERTEK INC.


                                     By: /s/ William A. Rainville
                                         William A. Rainville
                                         President, Chief Executive Officer, and
                                             Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 16, 2000.

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


By:  /s/ Richard F. Syron            Director
     Richard F. Syron



                     Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Fibertek Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Fibertek Inc.'s Annual
Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 9, 2000

SCHEDULE II

                                           THERMO FIBERTEK INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)

Description                                       Provision    Accounts    Accounts   Other (a)    Balance
                                     Balance at     Charged   Recovered     Written                 at End
                                      Beginning  to Expense                     Off                of Year
                                        of Year
------------------------------------ ----------- ----------- ----------- ----------- ----------- ----------

Allowance for Doubtful Accounts

Year Ended January 1, 2000               $2,231      $  234      $    -      $ (586)     $ (220)     $1,659

Year Ended January 2, 1999               $2,565      $  248      $   15      $ (657)     $   60      $2,231

Year Ended January 3, 1998               $1,948      $  362      $    -      $ (576)     $  831      $2,565

Description                                Balance at  Established
                                            Beginning   as Cost of     Activity     Other (c)       Balance
                                              of Year  Acquisitions  Charged to                      at End
                                                                        Reserve                     of Year
---------------------------------------- ------------- ------------ ------------ ------------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 1, 2000                    $   149       $    -       $  (69)      $   (80)      $    -

Year Ended January 2, 1999                    $   562       $   80       $ (274)      $  (219)      $  149

Year Ended January 3, 1998                    $     -       $  718       $ (156)      $     -       $  562


Description                                Balance at    Provision                   Currency
                                            Beginning   Charged to    Activity    Translation      Balance
                                              of Year      Expense  Charged to                      at End
                                                                       Reserve                     of Year
---------------------------------------- ------------- ------------ ------------ ------------- ------------

Accrued Restructuring Costs (d)

Year Ended January 1, 2000                    $    34       $2,257       $(1,356)     $  (266)      $  669

Year Ended January 2, 1999                    $   197       $    -       $ (163)      $     -       $   34

Year Ended January 3, 1998                    $     -       $1,063       $ (866)      $     -       $  197

(a) Includes allowances of businesses acquired and sold during the year, as described in Note 3 to Consolidated Financial Statements in the Registrant's
    1999 Annual Report to Shareholders, and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans.
(d) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.





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

4.1 - 4.4      Reserved.

 4.5           Fiscal Agency Agreement dated as of July 16, 1997, among the
               Registrant, Thermo Electron Corporation, and Bankers Trust
               Company as fiscal agent, relating to $153 million principal amount of 4 1/2% Convertible Subordinated Debentures due 2004
               (filed as Exhibit 4 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 28, 1997 [File No. 1-11406] and incorporated herein by reference).

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

10.12          Assignment Agreement dated as of December 22, 1994, between Thermo Electron and TE Great
               Lakes, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

10.13 Management Services Agreement dated as of December 22, 1994, between TE Great Lakes, Inc. and Fiberprep (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

10.14          Equipment Supply Agreement dated as of December 22, 1994, between
               TE Great Lakes, Inc. and Fiberprep (filed as Exhibit 10.3 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1995 [File No. 1-11406] and incorporated herein by reference).

10.15          Amended and Restated Master Cash Management, Guarantee
               Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated herein by reference).

10.16          Amended and Restated Master Cash Management, Guarantee
               Reimbursement, and Loan Agreement dated as of June 1, 1999, between Thermo Fibergen Inc. and Thermo Electron (filed as
               Exhibit 10.1 to Thermo Fibergen Inc.'s Quarterly Report on Form
               10-Q for the period ended July 3, 1999 [File No. 1-12137] and incorporated herein by reference).

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

10.21          Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit
               10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-11406] and incorporated herein by reference).

10.22          Amended and Restated Equity Incentive Plan of the Registrant
               (filed as Exhibit 10.3 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo
               Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

10.23          Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as
               Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-11406] and incorporated herein by reference).

10.24          Amended and Restated Directors' Stock Option Plan of the
               Registrant (filed as Exhibit 10.6 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-11406] and incorporated herein by reference).

10.25          Amended and Restated Thermo Fibergen Inc. Equity Incentive Plan (filed as Exhibit 10.4 to
               Thermo Fibergen's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File
               No. 1-12137] and incorporated herein by reference).

10.26          Amended and Restated Thermo Fibertek Inc. - Thermo Fibergen Inc. Nonqualified Stock
               Option Plan (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended July 3, 1999 [File No. 1-11406] and incorporated herein by reference).

10.27          Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit
               10.27 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998
               [File No. 1-11406] and incorporated herein by reference).

13             Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.