Form 10-Q
period 2000-04-01
THERMO FIBERTEK INC
filed 2000-05-11
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                         Outstanding at April 28, 2000
Common Stock, $.01 par value               61,287,524

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 1,  January 1,
(In thousands)                                                                            2000       2000
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 37,586    $ 39,254
 Advance to affiliate                                                                   99,448      93,780
 Available-for-sale investments, at quoted market value                                 36,180      46,405
   (amortized cost of $36,226 and $46,470)
 Accounts receivable, less allowances of $1,595 and $1,659                              48,104      49,323
 Unbilled contract costs and fees                                                        9,428       9,570
 Inventories:
   Raw materials and supplies                                                           12,398      12,088
   Work in process                                                                       7,348       6,122
   Finished goods                                                                       10,755      10,697
 Deferred tax asset                                                                      5,303       4,896
 Other current assets                                                                      977       1,034
                                                                                      --------    --------

                                                                                       267,527     273,169
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost                                                 69,972      67,804
 Less:  Accumulated depreciation and amortization                                       38,156      37,310
                                                                                      --------    --------

                                                                                        31,816      30,494
                                                                                      --------    --------

Other Assets (Note 7)                                                                   16,804      17,044
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                            122,838     121,870
                                                                                      --------    --------

                                                                                      $438,985    $442,577
                                                                                      ========    ========





                              THERMO FIBERTEK INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 1,  January 1,
(In thousands except share amounts)                                                       2000      2000
----------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Current maturities of long-term obligations (Note 5)                                 $    562    $    380
 Accounts payable                                                                       23,220      21,957
 Accrued payroll and employee benefits                                                   6,283       8,659
 Billings in excess of contract costs and fees                                           1,540       4,730
 Accrued warranty costs                                                                  4,506       5,005
 Customer deposits                                                                       5,483       3,242
 Other accrued expenses (Note 6)                                                        14,411      20,322
 Common stock of subsidiary subject to redemption ($50,423 and                          50,026      49,160
   $49,788 redemption value)
 Due to parent company and affiliated companies                                          1,745       1,003
                                                                                      --------    --------

                                                                                       107,776     114,458
                                                                                      --------    --------

Deferred Income Taxes and Other Deferred Items                                           6,319       6,365
                                                                                      --------    --------

Long-term Obligations:
 Subordinated convertible debentures                                                   153,000     153,000
 Notes payable (Note 5)                                                                  1,963       1,350
                                                                                      --------    --------

                                                                                       154,963     154,350
                                                                                      --------    --------

Minority Interest                                                                        3,246       3,334
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;                              635         635
   63,542,556 and 63,537,556 shares issued
 Capital in excess of par value                                                         76,513      77,411
 Retained earnings                                                                     122,442     118,380
 Treasury stock at cost, 2,275,638 and 2,327,521 shares                                (20,757)    (21,239)
 Deferred compensation                                                                     (58)        (66)
 Accumulated other comprehensive items (Note 2)                                        (12,094)    (11,051)
                                                                                      --------    --------

                                                                                       166,681     164,070
                                                                                      --------    --------

                                                                                      $438,985    $442,577
                                                                                      ========    ========







The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $ 60,829    $60,223
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       36,428     36,787
 Selling, general, and administrative expenses                                          16,059     15,497
 Research and development expenses                                                       1,863      1,818
 Gain on sale of business                                                                    -    (11,099)
 Restructuring and unusual costs                                                             -      3,383
                                                                                      --------    -------

                                                                                        54,350     46,386
                                                                                      --------    -------

Operating Income                                                                         6,479     13,837

Interest Income                                                                          2,503      1,966
Interest Expense                                                                        (1,890)    (1,850)
                                                                                      --------    -------

Income Before Provision for Income Taxes and Minority Interest                           7,092     13,953
Provision for Income Taxes                                                               2,881      5,485
Minority Interest Expense                                                                  149        240
                                                                                      --------    -------

Net Income                                                                            $  4,062    $ 8,228
                                                                                      ========    =======

Earnings per Share (Note 3):
 Basic                                                                                $    .07    $   .13
                                                                                      ========    =======

 Diluted                                                                              $    .07    $   .12
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  61,244     61,202
                                                                                      ========    =======

 Diluted                                                                                61,597     74,275
                                                                                      ========    =======













The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  4,062    $ 8,228
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                         2,400      2,181
   Provision for losses on accounts receivable                                             126          1
   Minority interest expense                                                               149        240
   Gain on sale of business                                                                  -    (11,099)
   Noncash unusual costs                                                                     -        470
   Other noncash items                                                                      51        171
   Changes in current accounts, excluding the effects of acquisition and disposition:
       Accounts receivable                                                               1,120      2,157
       Inventories and unbilled contract costs and fees                                   (987)    (6,053)
       Prepaid income taxes and other current assets                                      (384)       (39)
       Accounts payable                                                                  1,187      2,685
       Other current liabilities                                                        (8,104)    (3,069)
                                                                                      --------    -------

        Net cash used in operating activities                                             (380)    (4,127)
                                                                                      --------    -------

Investing Activities:
 Acquisition, net of cash acquired (Note 5)                                             (2,998)         -
 Acquisition of capital equipment and technology                                        (1,200)         -
 Proceeds from sale of business, net of cash divested                                        -     13,537
 Refund of acquisition purchase price                                                        -        377
 Advances to affiliate, net                                                             (5,668)         -
 Purchases of available-for-sale investments                                                 -    (25,325)
 Proceeds from maturities of available-for-sale investments                             10,244     33,002
 Purchases of property, plant, and equipment                                            (1,369)      (433)
 Other, net                                                                                (42)       260
                                                                                      --------    -------

        Net cash provided by (used in) investing activities                             (1,033)    21,418
                                                                                      --------    -------

Financing Activities:
 Purchases of Company common stock                                                           -     (2,377)
 Purchases of subsidiary common stock from Thermo Electron                                   -     (2,227)
 Net proceeds from issuance of Company common stock                                        207        390
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                           $    207    $(4,214)
                                                                                      --------    -------




                              THERMO FIBERTEK INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Exchange Rate Effect on Cash                                                          $   (462)   $    243
                                                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents                                        (1,668)     13,320
Cash and Cash Equivalents at Beginning of Period                                        39,254     115,472
                                                                                      --------    --------

Cash and Cash Equivalents at End of Period                                            $ 37,586    $128,792
                                                                                      ========    ========

Noncash Activities (Note 5):
 Fair value of assets of acquired company                                             $  5,285    $      -
 Cash paid for acquired company                                                         (3,411)          -
 Note payable for acquired company                                                        (795)          -
                                                                                      --------    --------

   Liabilities assumed of acquired company                                            $  1,079    $      -
                                                                                      ========    ========































The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, and the results of operations and cash flows for the three-month periods ended April 1, 2000, and April 3, 1999. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of 2000 and 1999, the Company had comprehensive income of $3,016,000 and $6,653,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                        Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                                              $4,062     $ 8,228
                                                                                        ------     -------

Weighted Average Shares                                                                 61,244      61,202
                                                                                        ------     -------

Basic Earnings per Share                                                                $  .07     $   .13
                                                                                        ======     =======





3.    Earnings per Share (continued)

                                                                                       Three Months Ended
                                                                                      April 1,     April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------- ------------ --------- ------------ ----------

Diluted
Net Income                                                                            $  4,062     $ 8,228
Effect of:
 Convertible obligations                                                                     -       1,033
 Majority-owned subsidiary's dilutive securities                                            (4)        (23)
                                                                                      --------     -------

Income Available to Common Shareholders, as Adjusted                                  $  4,058     $ 9,238
                                                                                      --------     -------

Weighted Average Shares                                                                 61,244      61,202
Effect of:
 Convertible obligations                                                                     -      12,644
 Stock options                                                                             353         429
                                                                                      --------     -------

Weighted Average Shares, as Adjusted                                                    61,597      74,275
                                                                                      --------     -------

Diluted Earnings per Share                                                            $    .07     $   .12
                                                                                      ========     =======

      Options to purchase 889,000 and 888,000 shares of common stock were not included in the computation of diluted earnings per share for the first three months of 2000 and 1999, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would be antidilutive.

      In addition, the computation of diluted earnings per share for 2000 excludes the effect of assuming the conversion of the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                     April 1,     April 3,
(In thousands)                                                                           2000        1999
---------------------------------------------------------- ----------- ----------- ----------- -----------

Revenues:
 Pulp and Papermaking Equipment and Systems                                           $58,104     $ 56,398
 Dryers and Pollution-control Equipment (a)                                                 -        1,802
 Water- and Fiber-recovery Services and Products                                        2,733        2,074
 Intersegment sales elimination (b)                                                        (8)         (51)
                                                                                      -------     --------

                                                                                      $60,829     $ 60,223
                                                                                      =======     ========




4.     Business Segment Information (continued)

                                                                                       Three Months Ended
                                                                                       April 1,   April 3,
(In thousands)                                                                            2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Income Before Provision for Income Taxes and Minority
 Interest:
 Pulp and Papermaking Equipment and Systems (c)                                         $7,743     $ 3,957
 Dryers and Pollution-control Equipment (a)(d)                                               -      11,554
 Water- and Fiber-recovery Services and Products                                          (303)       (219)
 Corporate (e)                                                                            (961)     (1,455)
                                                                                        ------     -------

 Total operating income                                                                  6,479      13,837
 Interest income, net                                                                      613         116
                                                                                        ------     -------

                                                                                        $7,092     $13,953
                                                                                        ======     =======
(a) The Company sold this segment in February 1999.
(b) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(c) Includes restructuring and unusual costs of $3.4 million in 1999.
(d) Includes gain on sale of business of $11.1 million in 1999.
(e) Primarily general and administrative expenses.

5.     Acquisition

      In February 2000, the Company acquired the assets of Gauld Equipment
Manufacturing Company, Inc., a manufacturer of stock-preparation accessory equipment, for $3,411,000 in cash and a $923,000 note payable in equal annual installments over four years. The liability has been recorded at its net present value of $795,000 in the accompanying April 1, 2000, balance sheet.

      This acquisition has been accounted for using the purchase method of accounting and its results have been included in the Company's results from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $2,128,000, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. To date, no information has been gathered that would cause the Company to believe that the final allocation of the purchase price will be materially different from the preliminary estimates. Pro forma results have not been presented, as the results of the acquired business were not material to the Company's results of operations.

6.    Restructuring Costs

      During 1999, the Company recorded restructuring costs of $2,257,000, including severance costs of $1,283,000 for 24 employees across all functions at the Company's E. & M. Lamort, S.A. subsidiary, all of whom were terminated as of January 1, 2000, and $974,000 to terminate distributor agreements. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

(In thousands)                                                       Severence         Other        Total
----------------------------------------------------------------- ------------- ------------- ------------

Balance at January 1, 2000                                                $ 15          $654          $669
   Currency translation                                                      -           (14)          (14)
                                                                          ----          ----          ----

Balance at April 1, 2000                                                  $ 15          $640          $655
                                                                          ====          ====          ====

      The Company expects to pay the accrued restructuring costs during the remainder of 2000.

7.    Note Receivable

      During 1996, the Company loaned $6,000,000 to Tree-Free Fiber Company, LLC in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's insolvency. Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2,910,000. In June 1998, the Company conducted a foreclosure sale of the tissue mill, at which it was the successful bidder, and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1,250,000 were paid to the Company and recorded as a reduction of the carrying value of the note. During the second quarter of 1999, the Company entered into a nonbinding letter of intent with a third party to dispose of this asset for an amount in excess of the carrying value. During the third quarter of 1999, the third party elected to not proceed with the transaction. Accordingly, the Company recorded a $2,834,000 write-down to reflect the asset at its estimated recoverable value. The Company had previously recorded impairment on this note of $200,000 in the first quarter of 1999. In December 1999, the Company entered into a purchase and sale agreement, as amended, to sell the mill, provided the purchaser were to receive certain assurances by January 31, 2000, from the Maine
Department of Environmental Protection that Tree-Free's permits to operate the mill would be transferred to the Buyer. Those assurances were not received by January 31, 2000, and the purchase and sale agreement subsequently lapsed. The
Buyer has since received the assurances that the necessary permits would be received and, as a result, the Company and the Buyer renewed the purchase and sale agreement. In April 2000, the Company received a deposit of $1,000,000 from the Buyer. In addition, the Buyer agreed to pay the Company, at closing, interest on the agreed upon purchase price of the mill. The Company expects the sale to occur during the second quarter of 2000.

8.    Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements."
SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the second quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.



9.    Proposed Spin Off

      On January 31, 2000, Thermo Electron Corporation announced that, as part of a major reorganization plan, it plans to spin off its equity interest in the Company as a dividend to Thermo Electron shareholders. The distribution is subject to receipt of a favorable ruling from the Internal Revenue Service regarding the tax treatment of the spin off, and other customary conditions. If these conditions are met, the Company expects the transaction to occur in early
2001. Following the spin off, Thermo Electron will continue to guarantee the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures due 2004, on a subordinated basis, and Thermo Fibergen Inc.'s obligation under its redemption rights.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange
Commission.

Overview

      The Company operates in two segments: Pulp and Papermaking Equipment and Systems and Water- and Fiber-recovery Services and Products. The Company's Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment designs and manufactures stock-preparation equipment, paper machine accessories, and water-management systems for the paper and paper recycling industries. Principal products manufactured by this segment include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper;
accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. In May 1999, this segment acquired the outstanding stock of Arcline Products, a manufacturer of shower and doctor oscillation systems. In February 2000, this segment acquired the assets of Gauld
Equipment Manufacturing Company, Inc., a manufacturer of stock-preparation accessory equipment (Note 5).

      The Water- and Fiber-recovery Services and Products segment, which consists of the Company's Thermo Fibergen Inc. subsidiary, owns and operates a plant that helps the host mill close the loop in its water and solids systems on a long-term contract basis. The plant, which the Company began operating in July
1998, cleans and recycles water and long fiber for reuse in the papermaking process. In addition, through its GranTek subsidiary, Thermo Fibergen employs patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil and grease absorbents, cat box fillers, and animal bedding. In October 1999, Thermo
Fibergen established a subsidiary to develop, produce, and market fiber-based composites. Thermo Fibergen owns 51% of this subsidiary.

      Prior to February 1999, the Company also operated in the Dryers and Pollution-control Equipment segment, which consisted of the Company's Thermo
Wisconsin Inc. subsidiary and manufactured and marketed dryers and pollution-control equipment for the printing, papermaking, and converting industries. In February 1999, the Company sold its Thermo Wisconsin subsidiary.




Overview (continued)

      The Company's manufacturing facilities are principally located in the United States and France. The manufacturing facility in France is located at the Company's E. & M. Lamort, S.A. subsidiary, which manufactures stock-preparation equipment, accessories, and water-management systems.

      During 1999, approximately 48% of the Company's sales were to customers outside the United States, principally in Europe. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S.
dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward contracts. The Company may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than its subsidiaries' local currencies. These contracts principally hedge transactions denominated in U.S. and Canadian dollars. The purpose of the Company's foreign currency hedging activities is to protect the Company's local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Because the Company's forward contracts are entered into as hedges against existing foreign currency exposures, there generally is no effect on the income statement since gains or losses on the customer contract offset gains or losses on the forward contract.

      The Company's products are primarily sold to the paper industry.
Generally, the financial condition of the paper industry corresponds to changes in the general economy and to a number of other factors, including paper and pulp production capacity. In early 1996, the worldwide pulp and paper industry entered a severe downcycle, which began adversely affecting the Company's business in the second half of 1996. These adverse effects continued through the first half of 1999. A number of recent signs suggest improvement, which began in the second half of 1999 and is continuing into 2000, particularly in North
America. In general, prices for most paper grades are increasing, and operating rates for paper companies in North America are at a relatively high percentage of capacity. The financial condition of many pulp and paper companies appears to be improving steadily, which could lead to increased expenditures in capital equipment. However, the timing of the recovery of the paper industry's financial condition cannot be predicted.

Results of Operations

First Quarter 2000 Compared With First Quarter 1999

      Excluding the results of Thermo Wisconsin, which was sold in February
1999, revenues increased to $60.8 million in the first quarter of 2000 from $58.4 million in the first quarter of 1999. Thermo Wisconsin's revenues to external customers were $1.8 million in 1999. Arcline Products, which was acquired in May 1999, and Gauld Equipment, which was acquired in February 2000
(Note 5), added revenues of $1.1 million during the period. The unfavorable effects of currency translation due to the strengthening in value of the U.S.
dollar relative to foreign currencies in countries in which the Company operates decreased revenues at the Papermaking Equipment segment by $1.6 million in 2000.
Excluding the results of acquisitions and the effect of currency translation, revenues in the Company's Papermaking Equipment segment increased $2.2 million.
Revenues from that segment's water-management product line increased $1.8 million, principally in North America. Revenues from the stock-preparation equipment product line increased $1.6 million as a result of a $6.3 million increase in sales in North America, due principally to greater demand, offset in part by a decrease in sales in Europe, due to market weakness. The increases from these product lines were offset in part by a $1.3 million decrease in the accessories product line, principally in North America. The Water- and Fiber-recovery Services and Products segment revenues increased $0.7 million, principally due to a $0.6 million increase in demand for cellulose-based products, primarily from one of its largest customers.



First Quarter 2000 Compared With First Quarter 1999 (continued)

      The gross profit margin increased to 40% in the first quarter of 2000, from 39% in the first quarter of 1999. The gross profit margin increased at the Papermaking Equipment segment, primarily due to a change in the mix of products sold in Europe.

      Selling, general, and administrative expenses as a percentage of revenues was unchanged at 26% in the first quarter of 2000 and 1999.

      Research and development expenses was relatively unchanged at $1.9 million in the first quarter of 2000, compared with $1.8 million in the first quarter of 1999.

      During the first quarter of 1999, the Company sold its Thermo Wisconsin subsidiary for $13.6 million in cash, resulting in a pretax gain of $11.1 million.

      Restructuring and unusual costs of $3.4 million in the first quarter of 1999 represents severance costs, termination of distributor agreements, the expected settlement of a contractual dispute, facility-closure costs, and write-downs for impairment of assets.

      Interest income increased to $2.5 million in the first quarter of 2000 from $2.0 million in the first quarter of 1999, primarily due to higher average invested balances as a result of cash received from the sale of Thermo
Wisconsin. Interest expense was unchanged at $1.9 million in 2000 and 1999.

      The effective tax rate was 40.6% in the first quarter of 2000, compared with 39.3% in the first quarter of 1999. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption, offset in part by the minority investor's share of losses in Thermo Fibergen's majority-owned subsidiary.

      In connection with a proposed engineering, procurement, and construction project, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC
(Tree-Free) during 1996 (Note 7). This project was delayed due to weakness in pulp prices, and will not proceed as a result of Tree-Free's insolvency.
Tree-Free was unable to repay the note upon its original maturity. The note is secured by pari-passu liens on a tissue mill in Maine and related assets. In
December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to the other pari-passu lender for $2.9 million. In June
1998, the Company was the successful bidder at a foreclosure sale of the tissue mill and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1.3 million were paid to the Company and recorded as a reduction of the carrying amount of the notes. During 1999, the Company recorded a $3.0 million write-down to reflect the asset at its estimated recoverable value. In
December 1999, the Company entered into a purchase and sale agreement, as amended, to sell the mill, provided the purchaser were to receive certain assurances by January 31, 2000, from the Maine Department of Environmental
Protection that Tree-Free's permits to operate the mill would be transferred to the Buyer. Those assurances were not received by January 31, 2000, and the purchase and sale agreement subsequently lapsed. The Buyer has since received the assurances that the necessary permits would be received and, as a result, the Company and the Buyer renewed the purchase and sale agreement. In April
2000, the Company received a deposit of $1.0 million from the Buyer. In addition, the Buyer agreed to pay the Company, at closing, interest on the agreed upon purchase price of the mill. The Company expects the sale to occur during the second quarter of 2000.



Liquidity and Capital Resources

      Consolidated working capital was $159.8 million at April 1, 2000, compared with $158.7 million at January 1, 2000. Included in working capital are cash, cash equivalents, and available-for-sale investments of $73.8 million at April
1, 2000, compared with $85.7 million at January 1, 2000. In addition, the
Company had $99.4 million and $93.8 million invested in an advance to affiliate as of April 1, 2000 and January 1, 2000, respectively. Of the total cash, cash equivalents, and available-for-sale investments at April 1, 2000, $36.4 million was held by Thermo Fibergen and the remainder was held by the Company and its wholly owned subsidiaries. Of the total advance to affiliate at April 1, 2000, $12.3 million was advanced by Thermo Fibergen, $7.1 million was advanced by the Company's Thermo Fiberprep subsidiary, and the balance was advanced by the Company. At April 1, 2000, $35.8 million of the Company's cash and cash equivalents was held by its foreign subsidiaries.

      During the first quarter of 2000, $0.4 million of cash was used by operating activities. A decrease in other current liabilities used $8.1 million of cash, consisting primarily of $2.9 million paid for certain payroll and employee benefits accrued at year-end, a $2.0 million net decrease in taxes payable, and a $1.7 million payment for accrued interest.

      During the first quarter of 2000, the Company's investing activities, excluding available-for-sale investments and advance to affiliate activity, used
$5.6 million of cash. The Company used $3.0 million, net of cash acquired, to purchase the assets of Gauld Equipment (Note 5) and $1.2 million to purchase certain capital equipment and technology for Thermo Fibergen's composites facility. In addition, the Company purchased property, plant, and equipment for $1.4 million.

      During the first quarter of 2000, the Company's financing activities provided $0.2 million of cash.

      Thermo Fibergen's common stock is subject to redemption in September 2000 or September 2001, the redemption value of which is $50.4 million. These redemption rights are guaranteed on a subordinated basis by Thermo Electron
Corporation, but the Company is required to reimburse Thermo Electron if Thermo
Electron makes any payment under the guarantee.

      At April 1, 2000, the Company had $67.7 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

      During the remainder of 2000, the Company plans to make expenditures for property, plant, and equipment of approximately $5.8 million. Included in this amount is $0.9 million for Thermo Fibergen, which intends to make capital expenditures to develop and expand its fiber-based composites business. The
Company's liquidity may be adversely affected if the redemption of Thermo
Fibergen's common stock occurs in the third quarter of 2000. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from its exposure at year-end 1999.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 1, 2000, the Company filed a Current Report on Form 8-K dated
January 31, 2000, with respect to the proposed spinoff of the Company from Thermo Electron.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 2000.

                                 THERMO FIBERTEK INC.



                                 /s/ Theo Melas-Kyriazi
                                 Theo Melas-Kyriazi
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
-------------------------------------------------------------------------------
   27          Financial Data Schedule.