Form 10-Q
period 2000-07-01
THERMO FIBERTEK INC
filed 2000-08-09
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-11406

                              THERMO FIBERTEK INC.
             (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of                                       52-1762325
incorporation or organization)              (I.R.S. Employer Identification No.)

245 Winter Street
Waltham, Massachusetts                                                     02451
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                         Outstanding at July 28, 2000
   ----------------------------             ----------------------------
   Common Stock, $.01 par value                      61,287,524

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 1, January 1,
(In thousands)                                                                            2000       2000
-----------------------------------------------------------------------------------   -------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 45,773   $ 39,254
 Advance to affiliate                                                                  107,819     93,780
 Available-for-sale investments, at quoted market value (amortized
   cost of $31,420 and $46,470)                                                         31,414     46,405
 Accounts receivable, less allowances of $1,887 and $1,659                              42,339     49,323
 Unbilled contract costs and fees                                                        9,412      9,570
 Inventories:
   Raw materials and supplies                                                           12,611     12,088
   Work in process                                                                       5,306      6,122
   Finished goods                                                                       10,681     10,697
 Deferred tax asset                                                                      4,778      4,896
 Other current assets                                                                    1,214      1,034
                                                                                      --------   --------

                                                                                       271,347    273,169
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 69,220     67,804
 Less:  Accumulated depreciation and amortization                                       37,866     37,310
                                                                                      --------   --------

                                                                                        31,354     30,494
                                                                                      --------   --------

Other Assets (Note 7)                                                                   13,714     17,044
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                            120,968    121,870
                                                                                      --------   --------

                                                                                      $437,383   $442,577
                                                                                      ========   ========

                              THERMO FIBERTEK INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 1, January 1,
(In thousands except share amounts)                                                       2000       2000
-----------------------------------------------------------------------------------   -------- ----------

Current Liabilities:
 Current maturities of long-term obligations (Note 5)                                 $    562   $    380
 Accounts payable                                                                       20,459     21,957
 Accrued payroll and employee benefits                                                   7,033      8,659
 Billings in excess of contract costs and fees                                           1,106      4,730
 Accrued warranty costs                                                                  5,128      5,005
 Customer deposits                                                                       3,377      3,242
 Other accrued expenses (Note 6)                                                        17,250     20,322
 Common stock of subsidiary subject to redemption ($50,100 and
   $49,788 redemption value)                                                            49,942     49,160
 Due to parent company and affiliated companies                                          1,317      1,003
                                                                                      --------   --------

                                                                                       106,174    114,458
                                                                                      --------   --------

Deferred Income Taxes and Other Deferred Items                                           6,149      6,365
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures                                                   153,000    153,000
 Notes payable (Note 5)                                                                  1,650      1,350
                                                                                      --------   --------

                                                                                       154,650    154,350
                                                                                      --------   --------

Minority Interest                                                                        3,086      3,334
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;
   63,563,256 and 63,537,556 shares issued                                                 636        635
 Capital in excess of par value                                                         77,038     77,411
 Retained earnings                                                                     126,711    118,380
 Treasury stock at cost, 2,275,732 and 2,327,521 shares                                (20,758)   (21,239)
 Deferred compensation                                                                     (51)       (66)
 Accumulated other comprehensive items (Note 2)                                        (16,252)   (11,051)
                                                                                      --------   --------

                                                                                       167,324    164,070
                                                                                      --------   --------

                                                                                      $437,383   $442,577
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                       July 1,    July 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------     -------    -------

Revenues                                                                               $61,647    $53,549
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       38,446     31,485
 Selling, general, and administrative expenses                                          15,702     15,154
 Research and development expenses                                                       1,953      1,842
 Gain on sale of property (Note 7)                                                        (971)         -
                                                                                       -------    -------

                                                                                        55,130     48,481
                                                                                       -------    -------

Operating Income                                                                         6,517      5,068

Interest Income                                                                          2,691      2,041
Interest Expense                                                                        (1,865)    (1,845)
                                                                                       -------    -------

Income Before Provision for Income Taxes and Minority Interest                           7,343      5,264
Provision for Income Taxes                                                               3,029      2,008
Minority Interest Expense                                                                   45        245
                                                                                       -------    -------

Net Income                                                                             $ 4,269    $ 3,011
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .07    $   .05
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  61,283     61,168
                                                                                       =======    =======

 Diluted                                                                                61,506     61,555
                                                                                       =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                     --------------------
                                                                                      July 1,     July 3,
(In thousands except per share amounts)                                                  2000        1999
----------------------------------------------------------------------------------   --------    --------

Revenues                                                                             $122,476    $113,772
                                                                                     --------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                      74,874      68,272
 Selling, general, and administrative expenses                                         31,761      30,651
 Research and development expenses                                                      3,816       3,660
 Gain on sale of property (Note 7) and business                                          (971)    (11,099)
 Restructuring and unusual costs                                                            -       3,383
                                                                                     --------    --------

                                                                                      109,480      94,867
                                                                                     --------    --------

Operating Income                                                                       12,996      18,905

Interest Income                                                                         5,194       4,007
Interest Expense                                                                       (3,755)     (3,695)
                                                                                     --------    --------

Income Before Provision for Income Taxes and Minority Interest                         14,435      19,217
Provision for Income Taxes                                                              5,910       7,493
Minority Interest Expense                                                                 194         485
                                                                                     --------    --------

Net Income                                                                           $  8,331    $ 11,239
                                                                                     ========    ========

Basic and Diluted Earnings per Share (Note 3)                                        $    .14    $    .18
                                                                                     ========    ========

Weighted Average Shares (Note 3):
 Basic                                                                                 61,264      61,185
                                                                                     ========    ========

 Diluted                                                                               61,551      74,237
                                                                                     ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                     --------------------
                                                                                      July 1,     July 3,
(In thousands)                                                                           2000        1999
----------------------------------------------------------------------------------   --------    --------

Operating Activities:
 Net income                                                                          $  8,331    $ 11,239
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      4,842       4,710
     Provision for losses on accounts receivable                                          742           5
     Minority interest expense                                                            194         485
     Gain on sale of property (Note 7) and business                                      (971)    (11,099)
     Noncash unusual costs                                                                  -         470
     Other noncash items                                                                  (43)         17
     Changes in current accounts, excluding the effects of acquisitions and disposition:
        Accounts receivable                                                             4,787       3,619
        Inventories and unbilled contract costs and fees                                  (24)       (944)
        Prepaid income taxes and other current assets                                     108         663
        Accounts payable                                                                 (775)     (2,949)
        Other current liabilities                                                      (6,668)       (445)
                                                                                     --------    --------

          Net cash provided by operating activities                                    10,523       5,771
                                                                                     --------    --------

Investing Activities:
 Acquisition, net of cash acquired (Note 5)                                            (2,998)     (2,447)
 Acquisition of capital equipment and technology                                       (1,200)          -
 Proceeds from sale of property (Note 7)                                                3,909           -
 Proceeds from sale of business, net of cash divested                                       -      13,537
 Refund of acquisition purchase price                                                       -         377
 Advances to affiliate, net                                                           (14,039)    (84,870)
 Purchases of available-for-sale investments                                          (18,500)    (56,325)
 Proceeds from maturities of available-for-sale investments                            33,549      57,827
 Purchases of property, plant, and equipment                                           (2,689)     (1,878)
 Other, net                                                                                 2         243
                                                                                     --------    --------

          Net cash used in investing activities                                        (1,966)    (73,536)
                                                                                     --------    --------

Financing Activities:
 Purchases of Company and subsidiary common stock                                           -      (4,109)
 Purchases of subsidiary common stock from Thermo Electron                                  -      (2,227)
 Net proceeds from issuance of Company and subsidiary common stock                        448         417
                                                                                     --------    --------

          Net cash provided by (used in) financing activities                        $    448    $ (5,919)
                                                                                     --------    --------

                              THERMO FIBERTEK INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                     --------------------
                                                                                      July 1,     July 3,
(In thousands)                                                                           2000        1999
---------------------------------------------------------------------------------- ----------- ----------

Exchange Rate Effect on Cash                                                         $ (2,486)   $   (569)
                                                                                     --------    --------

Increase (Decrease) in Cash and Cash Equivalents                                        6,519     (74,253)
Cash and Cash Equivalents at Beginning of Period                                       39,254     115,472
                                                                                     --------    --------

Cash and Cash Equivalents at End of Period                                           $ 45,773    $ 41,219
                                                                                     ========    ========

Noncash Activities (Note 5):
 Fair value of assets of acquired companies                                          $  5,285    $  4,700
 Cash paid for acquired companies                                                      (3,411)     (2,500)
 Note payable for acquired companies                                                     (795)     (1,730)
                                                                                     --------    --------

   Liabilities assumed of acquired companies                                         $  1,079    $    470
                                                                                     ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 1, 2000, the results of operations for the three- and six-month periods ended July 1, 2000, and July 3, 1999, and the cash flows for the six-month periods ended July 1, 2000, and July
3, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of 2000 and 1999, the Company had comprehensive income of $104,000 and $1,095,000, respectively.
During the first six months of 2000 and 1999, the Company had comprehensive income of $3,120,000 and $7,748,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended     Six Months Ended
                                                                ------------------    -------------------
                                                                July 1,    July 3,    July 1,     July 3,
(In thousands except per share amounts)                            2000       1999       2000        1999
------------------------------------------------------------ ----------- ---------- ----------- ---------

Basic
Net Income                                                      $ 4,269    $ 3,011    $ 8,331     $11,239
                                                                -------    -------    -------     -------

Weighted Average Shares                                          61,283     61,168     61,264      61,185
                                                                -------    -------    -------     -------

Basic Earnings per Share                                        $   .07    $   .05    $   .14     $   .18
                                                                =======    =======    =======     =======




                              THERMO FIBERTEK INC.

3.    Earnings per Share (continued)

                                                              Three Months Ended       Six Months Ended
                                                             --------------------     -------------------
                                                             July 1,      July 3,     July 1,     July 3,
(In thousands except per share amounts)                         2000         1999        2000        1999
--------------------------------------------------------- ----------- ------------ ---------- -----------

Diluted
Net Income                                                   $ 4,269      $ 3,011     $ 8,331     $11,239
Effect of:
 Convertible obligations                                           -            -           -       2,066
 Majority-owned subsidiary's dilutive                             (2)         (15)         (6)        (40)
                                                             -------      -------     -------     -------
securities

Income Available to Common Shareholders, as Adjusted         $ 4,267      $ 2,996     $ 8,325     $13,265
                                                             -------      -------     -------     -------

Weighted Average Shares                                       61,283       61,168      61,264      61,185
Effect of:
 Convertible obligations                                           -            -           -      12,645
 Stock options                                                   223          387         287         407
                                                             -------      -------     -------     -------

Weighted Average Shares, as Adjusted                          61,506       61,555      61,551      74,237
                                                             -------      -------     -------     -------

Diluted Earnings per Share                                   $   .07      $   .05     $   .14     $   .18
                                                             =======      =======     =======     =======

      Options to purchase 971,000 and 894,000 shares of common stock for the second quarter of 2000 and 1999, respectively, and 930,000 and 891,000 shares of common stock for the first six months of 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would be antidilutive.

      In addition, the computation of diluted earnings per share for the 2000 periods and for the second quarter of 1999 excludes the effect of assuming the conversion of the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

4.    Business Segment Information

                                                             Three Months Ended       Six Months Ended
                                                            --------------------    -------------------
                                                             July 1,     July 3,     July 1,     July 3,
(In thousands)                                                  2000        1999        2000        1999
---------------------------------------------------------   --------    --------    --------    --------

Revenues:
 Pulp and Papermaking Equipment and Systems                 $ 59,903    $ 51,296    $118,007    $107,694
 Dryers and Pollution-control Equipment (a)                        -           -           -       1,802
 Water- and Fiber-recovery Services and Products               1,746       2,253       4,479       4,327
 Intersegment sales elimination (b)                               (2)          -         (10)        (51)
                                                            --------    --------    --------    --------

                                                            $ 61,647    $ 53,549    $122,476    $113,772
                                                            ========    ========    ========    ========





                              THERMO FIBERTEK INC.

4.    Business Segment Information (continued)

                                                                Three Months Ended     Six Months Ended
                                                               -------------------    -------------------
                                                                July 1,    July 3,     July 1,    July 3,
(In thousands)                                                     2000       1999        2000       1999
------------------------------------------------------------   --------   --------    --------   --------

Income Before Provision for Income Taxes and Minority
 Interest:
  Pulp and Papermaking Equipment and Systems (c)               $  7,782   $  6,558    $ 15,525   $ 10,515
  Dryers and Pollution-control Equipment (a)(d)                       -          -           -     11,554
  Water- and Fiber-recovery Services and Products                  (738)      (189)     (1,041)      (408)
  Corporate (e)                                                    (527)    (1,301)     (1,488)    (2,756)
                                                               --------   --------    --------   --------

  Total operating income                                          6,517      5,068      12,996     18,905
  Interest income, net                                              826        196       1,439        312
                                                               --------   --------    --------   --------

                                                               $  7,343   $  5,264    $ 14,435   $ 19,217
                                                               ========   ========    ========   ========

(a) The Company sold this segment in February 1999.
(b) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(c) Includes restructuring and unusual costs of $3.4 million in the first six months of 1999.
(d) Includes gain on sale of business of $11.1 million in the first six months of 1999.
(e) Includes gain on sale of property of $1.0 million in the 2000 periods; primarily general and administrative expenses in the fiscal 1999 periods.

5.    Acquisition

      In February 2000, the Company acquired the assets of Gauld Equipment
Manufacturing Company, Inc., a manufacturer of stock-preparation accessory equipment, for $3,411,000 in cash and a $923,000 note payable in equal annual installments over four years. The liability has been recorded at its net present value of $795,000 in the accompanying July 1, 2000, balance sheet.

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



                              THERMO FIBERTEK INC.

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



(In thousands)                                                      Severance         Other         Total
---------------------------------------------------------------- ------------- ------------- ------------

Balance at January 1, 2000                                               $ 15          $654          $669
   Usage                                                                  (15)          (18)          (33)
   Currency translation                                                     -           (68)          (68)
                                                                         ----          ----          ----

Balance at July 1, 2000                                                  $  -          $568          $568
                                                                         ====          ====          ====

      The Company expects to pay the accrued restructuring costs during the remainder of 2000.

7.    Sale of Tissue Mill

      During 1996, the Company loaned $6,000,000 to Tree-Free Fiber Company, LLC in connection with a proposed engineering, procurement, and construction project. This project was delayed due to weakness in pulp prices, and did not proceed as a result of Tree-Free's insolvency. Tree-Free was unable to repay the note upon its original maturity. The note and loans by another lender were secured by liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In
May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to another lender for $2,910,000. In June 1998, the Company conducted a foreclosure sale of the tissue mill, at which it was the successful bidder, and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1,250,000 were paid to the Company and recorded as a reduction of the carrying value of the note. During the second quarter of 1999, the Company entered into a nonbinding letter of intent with a third party to dispose of this asset for an amount in excess of the carrying value. During the third quarter of 1999, the third party elected to not proceed with the transaction. Accordingly, the Company recorded a $2,834,000 write-down to reflect the asset at its then-estimated recoverable value. The Company had previously recorded impairment on this note of $200,000 in the first quarter of 1999. In December 1999, the Company entered into a purchase and sale agreement, as amended, to sell the mill. The Company sold its interest in the mill in June 2000 for $3,909,000 in cash, resulting in a gain of $971,000.

8.    Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements."
SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.



                              THERMO FIBERTEK INC.

9.    Proposed Spin Off

      On January 31, 2000, Thermo Electron Corporation announced that, as part of a major reorganization plan, it plans to spin off its equity interest in the Company as a dividend to Thermo Electron shareholders. The distribution is subject to receipt of a favorable ruling from the Internal Revenue Service regarding the tax treatment of the spin off, and other customary conditions. If these conditions are met, the Company expects the transaction to occur in early
2001. Following the spin off, Thermo Electron will continue to guarantee, on a subordinated basis, the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures due 2004 and any remaining obligation of Thermo Fibergen Inc. under its redemption rights.

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

      The Water- and Fiber-recovery Services and Products segment, which consists of the Company's Thermo Fibergen Inc. subsidiary, owns and operates a plant that helps the host mill close the loop in its water and solids systems on a long-term contract basis. The plant, which the Company began operating in July
1998, cleans and recycles water and long fiber for reuse in the papermaking process. In addition, through its GranTek subsidiary, Thermo Fibergen employs patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil and grease absorbents, and cat box fillers. In October 1999, Thermo Fibergen established a subsidiary to develop, produce, and market fiber-based composites primarily for the building industry, such as fencing and siding. Thermo Fibergen owns 51% of this subsidiary.

      Prior to February 1999, the Company also operated in the Dryers and Pollution-control Equipment segment, which consisted of the Company's Thermo Wisconsin Inc. subsidiary and manufactured and marketed dryers and pollution-control equipment for the printing, papermaking, and converting industries.  In
February 1999, the Company sold its Thermo Wisconsin subsidiary.



                              THERMO FIBERTEK INC.

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

Results of Operations

Second Quarter 2000 Compared With Second Quarter 1999

      Revenues increased to $61.6 million in the second quarter of 2000 from $53.5 million in the second quarter of 1999. Arcline Products, which was acquired in May 1999, and Gauld Equipment, which was acquired in February 2000
(Note 5), added revenues of $1.5 million during the period. The unfavorable effects of currency translation due to the strengthening in value of the U.S.
dollar relative to foreign currencies in countries in which the Company operates decreased revenues at the Papermaking Equipment segment by $1.8 million in 2000.
Excluding the results of acquisitions and the effect of currency translation, revenues in the Company's Papermaking Equipment segment increased $8.9 million.
Revenues from that segment's stock-preparation equipment product line increased
$6.9 million as a result of a $7.7 million increase in sales in North America, due principally to greater export demand, offset in part by a decrease in sales in Europe, due to market weakness. Revenues from the accessories product line increased $1.5 million, principally in North America. Revenues from the water-management product line increased $0.4 million, principally in Europe. The
Water- and Fiber-recovery Services and Products segment revenues decreased $0.5 million, due to decreased demand for cellulose-based products.

      The gross profit margin decreased to 38% in the second quarter of 2000 from 41% in the second quarter of 1999, primarily due to a decrease at the Papermaking Equipment segment resulting from a higher proportion of lower-margin export sales at its North American stock-preparation equipment business coupled with a change in overall product mix.



                              THERMO FIBERTEK INC.

Second Quarter 2000 Compared With Second Quarter 1999 (continued)

      Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the second quarter of 2000 from 28% in the second quarter of 1999, primarily due to increased revenues from the stock-preparation equipment product line. Selling, general, and administrative expenses increased to $15.7 million in 2000 from $15.2 million in 1999 due to a $0.6 million charge for a customer dispute.

      Research and development expenses increased slightly to $2.0 million in the second quarter of 2000, compared with $1.8 million in the second quarter of 1999.

      In connection with a proposed engineering, procurement, and construction project, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC
(Tree-Free) during 1996 (Note 7). This project was delayed due to weakness in pulp prices, and did not proceed as a result of Tree-Free's insolvency.
Tree-Free was unable to repay the note upon its original maturity. The note and loans by another lender were secured by liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to another lender for $2.9 million. In June 1998, the Company was the successful bidder at a foreclosure sale of the tissue mill and executed a purchase and sale agreement. In October
1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1.3 million were paid to the Company and recorded as a reduction of the carrying amount of the notes. During 1999, the Company recorded a $3.0 million write-down to reflect the asset at its then-estimated recoverable value. In December 1999, the Company entered into a purchase and sale agreement, as amended, to sell the mill. The Company sold its interest in the mill in June 2000 for $3.9 million in cash, resulting in a gain of $1.0 million.

      Interest income increased to $2.7 million in the second quarter of 2000 from $2.0 million in the second quarter of 1999, primarily due to higher interest rates. Interest expense was relatively unchanged at $1.9 million in 2000 and $1.8 million in 1999.

      The effective tax rate was 41% in the second quarter of 2000, compared with 38% in the second quarter of 1999. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate was higher in 2000 primarily due to increased earnings in jurisdictions with higher tax rates.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption, offset in part by the minority investor's share of losses in Thermo Fibergen's majority-owned subsidiary.

First Six Months 2000 Compared With First Six Months 1999

      Excluding the results of Thermo Wisconsin, which was sold in February
1999, revenues increased to $122.5 million in the first six months of 2000 from $112.0 million in the first six months of 1999. Thermo Wisconsin's revenues to external customers were $1.8 million in 1999. Arcline Products, which was acquired in May 1999, and Gauld Equipment, which was acquired in February 2000
(Note 5), added revenues of $2.6 million during the period. The unfavorable effects of currency translation due to the strengthening in value of the U.S.
dollar relative to foreign currencies in countries in which the Company operates decreased revenues at the Papermaking Equipment segment by $3.3 million in 2000.
Excluding the results of acquisitions and the effect of currency translation, revenues in the Company's Papermaking Equipment segment increased $11.1 million.
Revenues from that segment's stock-preparation equipment product line increased
$8.5 million as a result of a $14.0 million increase in sales in North America, due principally to greater export demand, offset in part by a decrease in sales in Europe, due to market weakness. Revenues from the water-management product line increased $2.2 million, principally in North America.



                              THERMO FIBERTEK INC.

First Six Months 2000 Compared With First Six Months 1999 (continued)

      The gross profit margin decreased to 39% in the first six months of 2000 from 40% in the first six months of 1999. The gross profit margin decreased at the Papermaking Equipment segment, primarily due to a change in product mix that resulted largely from a higher proportion of lower-margin export sales at its North American stock-preparation equipment business.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the first six months of 2000 from 27% in the first six months of 1999, primarily due to increased revenues from the stock-preparation equipment product line.

      Research and development expenses were relatively unchanged at $3.8 million in the first six months of 2000, compared with $3.7 million in the first six months of 1999.

      In June 2000, the Company sold its interest in the Tree-Free mill for $3.9 million in cash, resulting in a gain of $1.0 million (Note 7).

      In February 1999, the Company sold its Thermo Wisconsin subsidiary for
$13.6 million in cash, resulting in a pretax gain of $11.1 million.

      Restructuring and unusual costs of $3.4 million in the first six months of 1999 represents severance costs, termination of distributor agreements, the expected settlement of a contractual dispute, facility-closure costs, and write-downs for impairment of assets.

      Interest income increased to $5.2 million in the first six months of 2000 from $4.0 million in the first six months of 1999, primarily due to higher interest rates, as well as higher average invested balances. Interest expense was relatively unchanged at $3.8 million in 2000 and $3.7 million in 1999.

      The effective tax rate was 41% in the first six months of 2000, compared with 39% in the first six months of 1999. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate was higher in 2000 primarily due to increased earnings in jurisdictions with higher tax rates.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption, offset in part by the minority investor's share of losses in Thermo Fibergen's majority-owned subsidiary.

Liquidity and Capital Resources

      Consolidated working capital was $165.2 million at July 1, 2000, compared with $158.7 million at January 1, 2000. Included in working capital are cash, cash equivalents, and available-for-sale investments of $77.2 million at July 1, 2000, compared with $85.7 million at January 1, 2000. In addition, the Company had $107.8 million and $93.8 million invested in an advance to affiliate as of July 1, 2000 and January 1, 2000, respectively. Of the total cash, cash equivalents, and available-for-sale investments at July 1, 2000, $36.8 million was held by Thermo Fibergen and the remainder was held by the Company and its wholly owned subsidiaries. Of the total advance to affiliate at July 1, 2000, $12.3 million was advanced by Thermo Fibergen, $7.2 million was advanced by the Company's Thermo Fiberprep subsidiary, and the balance was advanced by the Company. At July 1, 2000, $37.8 million of the Company's cash and cash equivalents was held by its foreign subsidiaries.

      During the first six months of 2000, $10.5 million of cash was provided by operating activities. A decrease in accounts receivable provided $4.8 million of cash, primarily due to improved collection efforts as well as a decline in sales at the Company's Lamort subsidiary. A decrease in other current liabilities used
$6.7 million of cash, consisting primarily of a $3.5 million decrease in billings in excess of costs and fees related to the timing of payments on long-term contracts, and $1.5 million paid for certain payroll and employee benefits accrued at year-end.



                              THERMO FIBERTEK INC.

Liquidity and Capital Resources (continued)

      During the first six months of 2000, the Company's investing activities, excluding available-for-sale investments and advance to affiliate activity, used
$3.0 million of cash. The Company used $3.0 million, net of cash acquired, to purchase the assets of Gauld Equipment (Note 5) and $1.2 million to purchase certain capital equipment and technology for Thermo Fibergen's composites facility. In addition, the Company purchased property, plant, and equipment for $2.7 million. In June 2000, the Company sold its interest in the Tree-Free mill for $3.9 million in cash (Note 7).

      During the first six months of 2000, the Company's financing activities provided $0.4 million of cash.

      Subsequent to quarter-end, the Company acquired Cyclotech AB-Stockholm, a Swedish manufacturer of stock-preparation equipment, for $0.6 million in cash, subject to a post-closing adjustment.

      Thermo Fibergen's common stock is subject to redemption in September 2000 or September 2001, the redemption value of which is $50.1 million. These redemption rights are guaranteed on a subordinated basis by Thermo Electron
Corporation, but the Company is required to reimburse Thermo Electron if Thermo
Electron makes any payment under the guarantee.

      At July 1, 2000, the Company had $69.4 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

      During the remainder of 2000, the Company plans to make expenditures for property, plant, and equipment of approximately $4.5 million. Included in this amount is $1.5 million for Thermo Fibergen, which intends to make capital expenditures to develop and expand its fiber-based composites business. The
Company's liquidity may be adversely affected if the redemption of Thermo
Fibergen's common stock occurs in the third quarter of 2000. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from its exposure at year-end 1999.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Securities

      On May 17, 2000, at the Annual Meeting of Shareholders, the shareholders elected four directors to a one-year term expiring in 2001.  The directors elected at the meeting were:  Mr. Francis L. McKone,
Mr. Donald E. Noble, Mr. William A. Rainville, and Dr. Richard F. Syron.  Mr. McKone and Dr. Syron each received 60,598,660 shares voted in favor of his election and 40,508 shares voted against.  Mr. Noble received 60,598,011 shares voted in favor of his election and 41,157 shares voted against.  Mr.
Rainville received 60,598,073 shares voted in favor of his election and 41,095 shares voted against.  No abstentions or broker nonvotes were recorded on the election of directors.

      At the Annual Meeting, the shareholders also approved a proposal to amend the Company's equity incentive plan to restate the limitation on the potential size of awards to any recipient in a year in compliance with Section 162(m) of the Internal Revenue Code, as amended, as follows: 60,346,419 shares were voted in favor of the proposal, 257,660 shares were voted against, and 35,089 shares abstained. No broker nonvotes were recorded on the proposal.



                              THERMO FIBERTEK INC.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.



                              THERMO FIBERTEK INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2000.

                                   THERMO FIBERTEK INC.



                                   /s/ Theo Melas-Kyriazi
                                   --------------------------------------------
                                   Theo Melas-Kyriazi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  27           Financial Data Schedule.