Form 10-Q
period 2000-09-30
THERMO FIBERTEK INC
filed 2000-11-08
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding at October 27, 2000
     ----------------------------           -------------------------------
     Common Stock, $.01 par value                      61,328,024

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                 September 30,  January 1,
(In thousands)                                                                            2000        2000
-------------------------------------------------------------------------------  -------------  ----------

Current Assets:
 Cash and cash equivalents (Note 8)                                                   $126,042    $ 39,254
 Advance to affiliate (Note 8)                                                           6,087      93,780
 Available-for-sale investments, at quoted market value
   (amortized cost of $56,850 and $46,470)                                              56,888      46,405
 Accounts receivable, less allowances of $1,896 and $1,659                              39,393      49,323
 Unbilled contract costs and fees                                                       12,116       9,570
 Inventories:
   Raw materials and supplies                                                           12,348      12,088
   Work in process                                                                       6,096       6,122
   Finished goods                                                                       11,744      10,697
 Deferred tax asset                                                                      4,691       4,896
 Other current assets (Note 7)                                                           3,429       1,034
                                                                                      --------    --------

                                                                                       278,834     273,169
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost (Note 7)                                        66,754      67,804
 Less:  Accumulated depreciation and amortization                                       38,094      37,310
                                                                                      --------    --------

                                                                                        28,660      30,494
                                                                                      --------    --------

Other Assets (Note 7)                                                                   14,438      17,044
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                            120,234     121,870
                                                                                      --------    --------

                                                                                      $442,166    $442,577
                                                                                      ========    ========


                              THERMO FIBERTEK INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                 September 30,  January 1,
(In thousands except share amounts)                                                       2000        2000
-------------------------------------------------------------------------------- -------------  ----------

Current Liabilities:
 Current maturities of long-term obligations (Note 5)                                 $    562    $    380
 Accounts payable                                                                       21,917      21,957
 Accrued payroll and employee benefits                                                   8,195       8,659
 Billings in excess of contract costs and fees                                           1,966       4,730
 Accrued warranty costs                                                                  4,917       5,005
 Customer deposits                                                                       2,089       3,242
 Accrued income taxes                                                                    6,404       5,206
 Other accrued expenses                                                                 10,651      15,116
 Common stock of subsidiary subject to redemption ($50,641 and
   $49,788 redemption value; Note 9)                                                    50,641      49,160
 Due to parent company and affiliated companies                                          1,266       1,003
                                                                                      --------    --------

                                                                                       108,608     114,458
                                                                                      --------    --------

Deferred Income Taxes and Other Deferred Items                                           6,155       6,365
                                                                                      --------    --------

Long-term Obligations:
 Subordinated convertible debentures                                                   153,000     153,000
 Notes payable (Note 5)                                                                  1,650       1,350
                                                                                      --------    --------

                                                                                       154,650     154,350
                                                                                      --------    --------

Minority Interest                                                                        3,081       3,334
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;
   63,603,756 and 63,537,556 shares issued                                                 636         635
 Capital in excess of par value                                                         76,635      77,411
 Retained earnings                                                                     130,788     118,380
 Treasury stock at cost, 2,275,732 and 2,327,521 shares                                (20,758)    (21,239)
 Deferred compensation                                                                     (43)        (66)
 Accumulated other comprehensive items (Note 2)                                        (17,586)    (11,051)
                                                                                      --------    --------

                                                                                       169,672     164,070
                                                                                      --------    --------

                                                                                      $442,166    $442,577
                                                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                Three Months Ended
                                                                          ------------------------------
                                                                          September 30,       October 2,
(In thousands except per share amounts)                                            2000             1999
------------------------------------------------------------------------  -------------       ----------

Revenues                                                                        $56,997          $53,075
                                                                                -------          -------

Costs and Operating Expenses:
 Cost of revenues                                                                35,484           31,177
 Selling, general, and administrative expenses                                   14,352           14,903
 Research and development expenses                                                1,987            1,753
 Gain on sale of property (Note 7)                                                 (729)             (55)
 Unusual costs                                                                        -            2,769
                                                                                -------          -------

                                                                                 51,094           50,547
                                                                                -------          -------

Operating Income                                                                  5,903            2,528

Interest Income                                                                   2,868            2,231
Interest Expense                                                                 (1,866)          (1,876)
                                                                                -------          -------

Income Before Provision for Income Taxes and Minority Interest                    6,905            2,883
Provision for Income Taxes                                                        2,672            1,055
Minority Interest Expense                                                           156              260
                                                                                -------          -------

Net Income                                                                      $ 4,077          $ 1,568
                                                                                =======          =======

Basic and Diluted Earnings per Share (Note 3)                                   $   .07          $   .03
                                                                                =======          =======

Weighted Average Shares (Note 3):
 Basic                                                                           61,303           61,177
                                                                                =======          =======

 Diluted                                                                         61,418           61,525
                                                                                =======          =======


The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                          ------------------------------
                                                                          September 30,       October 2,
(In thousands except per share amounts)                                            2000             1999
------------------------------------------------------------------------  -------------       ----------

Revenues                                                                       $179,473         $166,847
                                                                               --------         --------

Costs and Operating Expenses:
 Cost of revenues                                                               110,358           99,449
 Selling, general, and administrative expenses                                   46,113           45,554
 Research and development expenses                                                5,803            5,413
 Gain on sale of property (Note 7) and business                                  (1,700)         (11,154)
 Restructuring and unusual costs                                                      -            6,152
                                                                               --------         --------

                                                                                160,574          145,414
                                                                               --------         --------

Operating Income                                                                 18,899           21,433

Interest Income                                                                   8,062            6,238
Interest Expense                                                                 (5,621)          (5,571)
                                                                               --------         --------

Income Before Provision for Income Taxes and Minority Interest                   21,340           22,100
Provision for Income Taxes                                                        8,582            8,548
Minority Interest Expense                                                           350              745
                                                                               --------         --------

Net Income                                                                     $ 12,408         $ 12,807
                                                                               ========         ========

Basic and Diluted Earnings per Share (Note 3)                                  $    .20         $    .21
                                                                               ========         ========

Weighted Average Shares (Note 3):
 Basic                                                                           61,277           61,182
                                                                               ========         ========

 Diluted                                                                         61,507           61,570
                                                                               ========         ========


The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                          ------------------------------
                                                                          September 30,       October 2,
(In thousands)                                                                     2000             1999
------------------------------------------------------------------------  -------------       ----------

Operating Activities:
 Net income                                                                    $ 12,408         $ 12,807
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                7,254            7,147
     Provision for losses on accounts receivable                                    817                -
     Minority interest expense                                                      350              745
     Gain on sale of property (Note 7) and business                              (1,700)         (11,154)
     Noncash unusual costs                                                            -            3,239
     Other noncash items                                                           (184)            (122)
     Changes in current accounts, excluding the effects of
       acquisitions and dispositions:
         Accounts receivable                                                      7,541            3,433
         Inventories and unbilled contract costs and fees                        (4,460)            (622)
         Prepaid income taxes and other current assets                              334              850
         Accounts payable                                                           389           (1,059)
         Other current liabilities                                               (6,785)          (3,261)
                                                                               --------         --------

           Net cash provided by operating activities                             15,964           12,003
                                                                               --------         --------

Investing Activities:
 Acquisitions, net of cash acquired (Note 5)                                     (3,302)          (2,607)
 Acquisition of capital equipment and technology                                 (1,200)               -
 Proceeds from sale of property (Note 7) and business, net of
   cash divested                                                                  4,109           13,592
 Payment received on note for sale of property (Note 7)                             200                -
 Refund of acquisition purchase price                                                 -              377
 Advances to affiliate, net (Note 8)                                             87,693          (90,404)
 Purchases of available-for-sale investments                                    (71,000)         (61,825)
 Proceeds from maturities of available-for-sale investments                      60,619           62,827
 Purchases of property, plant, and equipment                                     (3,956)          (2,434)
 Other, net                                                                          84              546
                                                                               --------         --------

           Net cash provided by (used in) investing activities                   73,247          (79,928)
                                                                               --------         --------

Financing Activities:
 Purchases of Company and subsidiary common stock                                     -           (4,109)
 Purchases of subsidiary common stock from Thermo Electron                            -           (2,227)
 Net proceeds from issuance of Company and subsidiary
   common stock                                                                     585              415
                                                                               --------         --------

           Net cash provided by (used in) financing activities                 $    585         $ (5,921)
                                                                               --------         --------


                              THERMO FIBERTEK INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                          ------------------------------
                                                                          September 30,       October 2,
(In thousands)                                                                     2000             1999
------------------------------------------------------------------------  -------------       ----------

Exchange Rate Effect on Cash                                                   $ (3,008)        $   (883)
                                                                               --------         --------

Increase (Decrease) in Cash and Cash Equivalents                                 86,788          (74,729)
Cash and Cash Equivalents at Beginning of Period                                 39,254          115,472
                                                                               --------         --------

Cash and Cash Equivalents at End of Period                                     $126,042         $ 40,743
                                                                               ========         ========

Noncash Activities (Note 5):
 Fair value of assets of acquired companies                                    $  6,345         $  4,860
 Cash paid for acquired companies                                                (3,889)          (2,660)
 Note payable for acquired companies                                               (795)          (1,730)
                                                                               --------         --------

   Liabilities assumed of acquired companies                                   $  1,661         $    470
                                                                               ========         ========


The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000, and October 2, 1999, and the cash flows for the nine-month periods ended September
30, 2000, and October 2, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of 2000 and 1999, the Company had comprehensive income of $2,737,000 and $2,772,000, respectively.
During the first nine months of 2000 and 1999, the Company had comprehensive income of $5,857,000 and $10,520,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                   Three Months Ended              Nine Months Ended
                                             -----------------------------   ----------------------------
                                             September 30,      October 2,   September 30,     October 2,
(In thousands except per share amounts)               2000            1999            2000           1999
-------------------------------------------  -------------      ----------   -------------     ----------

Basic
Net Income                                         $ 4,077         $ 1,568         $12,408        $12,807
                                                   -------         -------         -------        -------

Weighted Average Shares                             61,303          61,177          61,277         61,182
                                                   -------         -------         -------        -------

Basic Earnings per Share                           $   .07         $   .03         $   .20        $   .21
                                                   =======         =======         =======        =======


                              THERMO FIBERTEK INC.

3.    Earnings per Share (continued)

                                                   Three Months Ended              Nine Months Ended
                                             -----------------------------   ----------------------------
                                             September 30,      October 2,   September 30,     October 2,
(In thousands except per share amounts)               2000            1999            2000           1999
-------------------------------------------  -------------      ----------   -------------     ----------

Diluted
Net Income                                         $ 4,077         $ 1,568         $12,408        $12,807
Effect of Majority-owned Subsidiary's
 Dilutive Securities                                    (5)             (8)            (11)           (46)
                                                   -------         -------         -------        -------

Income Available to Common Shareholders,
 as Adjusted                                       $ 4,072         $ 1,560         $12,397        $12,761
                                                   -------         -------         -------        -------

Weighted Average Shares                             61,303          61,177          61,277         61,182
Effect of Stock Options                                115             348             230            388
                                                   -------         -------         -------        -------

Weighted Average Shares, as Adjusted                61,418          61,525          61,507         61,570
                                                   -------         -------         -------        -------

Diluted Earnings per Share                         $   .07         $   .03         $   .20        $   .21
                                                   =======         =======         =======        =======

      Options to purchase 2,367,000 and 888,000 shares of common stock for the third quarter of 2000 and 1999, respectively, and 1,409,000 and 890,000 shares of common stock for the first nine months of 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would be antidilutive.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

4.    Business Segment Information

                                                   Three Months Ended             Nine Months Ended
                                             -----------------------------  -----------------------------
                                             September 30,      October 2,  September 30,      October 2,
(In thousands)                                        2000            1999           2000            1999
-------------------------------------------  ---------------    ----------  --------------     ----------

Revenues:
 Pulp and Papermaking Equipment and
   Systems                                        $ 55,725        $ 50,815        $173,732       $158,509
 Dryers and Pollution-control Equipment (a)              -               -               -          1,802
 Water- and Fiber-recovery Services and
   Products (b)                                      1,276           2,266           5,755          6,593
 Intersegment sales elimination (c)                     (4)             (6)            (14)           (57)
                                                  --------        --------        --------       --------

                                                  $ 56,997        $ 53,075        $179,473       $166,847
                                                  ========        ========        ========       ========


                              THERMO FIBERTEK INC.

4.    Business Segment Information (continued)

                                                   Three Months Ended              Nine Months Ended
                                             -----------------------------   ----------------------------
                                             September 30,      October 2,   September 30,     October 2,
(In thousands)                                        2000            1999           2000            1999
-------------------------------------------  -------------      ----------   -------------     ----------

Income Before Provision for Income Taxes and Minority Interest:
 Pulp and Papermaking Equipment and
   Systems (d)                                     $ 6,687         $ 6,770         $22,212        $17,285
 Dryers and Pollution-control Equipment (a)(e)           -              55               -         11,609
 Water- and Fiber-recovery Services and
   Products (b)(f)                                    (374)           (174)         (1,415)          (582)
 Corporate (g)                                        (410)         (4,123)         (1,898)        (6,879)
                                                   -------         -------         -------        -------

 Total operating income                              5,903           2,528          18,899         21,433
 Interest income, net                                1,002             355           2,441            667
                                                   -------         -------         -------        -------

                                                   $ 6,905         $ 2,883         $21,340        $22,100
                                                   =======         =======         =======        =======

(a) The Company sold this segment in February 1999.
(b) Reflects the sale of the Company's fiber-recovery and water-clarification services plant in September
    2000 (Note 7).
(c) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(d) Includes restructuring and unusual costs of $3.1 million in the first nine months of 1999.
(e) Includes gain on sale of business of $0.1 million and $11.2 million in the third quarter of 1999 and first nine months of 1999, respectively.
(f) Includes gain on sale of plant of $0.7 million in the 2000 periods (Note 7).
(g) Primarily general and administrative expenses in the third quarter of 2000; includes gain on sale of property of $1.0 million in the first nine months of 2000. Includes $2.8 million and $3.0 million of unusual costs in the third quarter of 1999 and first nine months of 1999, respectively, for the write down of a note receivable. Also includes related carrying costs of the note receivable and underlying
    security of $0.3 million and $1.0 million in    the third quarter of 1999 and the first nine months of
    1999, respectively.

5.    Acquisition

      During the third quarter of 2000, the Company acquired Cyclotech
AB-Stockholm, a Swedish manufacturer of stock-preparation equipment, for $637,000 in cash, subject to a post-closing adjustment. Of the total purchase price, $478,000 was paid at closing and the remaining $159,000, which is included in other accrued expenses in the accompanying 2000 balance sheet, will be paid one year from the date of acquisition.

      In February 2000, the Company acquired the assets of Gauld Equipment
Manufacturing Company, Inc., a manufacturer of stock-preparation accessory equipment, for $3,411,000 in cash and a $923,000 noninterest bearing contract with a controlling shareholder, payable in equal annual installments over four years. The liability was initially recorded at its net present value of $795,000.

      These acquisitions have been accounted for using the purchase method of accounting and their results have been included in the Company's results from the respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $2,706,000, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. To date, no information has been gathered that would cause the Company to believe that the final allocation of the purchase price will be materially different from the preliminary estimates. Pro forma results have not been presented, as the results of the acquired businesses were not material to the Company's results of operations.


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

(In thousands)                                                   Severance           Other          Total
---------------------------------------------------------------- ------------- ------------- ------------

Balance at January 1, 2000                                            $ 15            $654           $669
 Usage                                                                 (15)            (18)           (33)
 Currency translation                                                    -             (74)           (74)
                                                                      ----            ----           ----

Balance at September 30, 2000                                         $  -            $562           $562
                                                                      ====            ====           ====

      The Company expects to pay the accrued restructuring costs during the remainder of 2000.

7.    Sales of Property

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

Sale of Fiber-recovery and Water-clarification Services Plant

      On September 5, 2000, Thermo Fibergen Inc. sold substantially all of the assets of its fiber-recovery and water-clarification services plant to the host mill for $3,600,000. The purchase price consists of an initial payment of $200,000 at the date of closing and a note receivable to be paid in seventeen monthly payments of $200,000, plus interest at 9.5%, beginning September 28, 2000. The note receivable is secured by a letter of credit. Thermo Fibergen recognized a pre-tax gain of $729,000 on the sale.


                              THERMO FIBERTEK INC.

8.    Advance to Affiliate

      Effective August 2000, the Company no longer participates in a domestic cash management arrangement with Thermo Electron Corporation. Amounts previously invested in this arrangement are included in cash and cash equivalents and available-for-sale investments in the September 30, 2000, balance sheet. Amounts invested in cash equivalents primarily include investments in commercial paper and U.S. government-agency and U.S. Treasury securities.

9.    Common Stock Subject to Redemption

      During the month of September 2000, holders of Thermo Fibergen common stock and common stock redemption rights surrendered 2,713,951 shares of Thermo
Fibergen common stock at a redemption price of $12.75 per share. In October
2000, Thermo Fibergen remitted $34,603,000 for the shares, using available working capital to fund the payment. The accrued liability for the payment is included in common stock of subsidiary subject to redemption in the September
30, 2000, balance sheet. Following the redemption period, 2,001,049 redemption rights, redeemable in September 2001, and 1,027,349 shares of Thermo Fibergen common stock held by persons other than Thermo Electron or Thermo Fibertek remain outstanding.

10.   Recent Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements."
SAB 101 includes requirements for recording shipments as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 may require that revenue recognition occur at completion of installation and/or upon customer acceptance. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the fourth quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

11.   Proposed Spin Off

      On January 31, 2000, Thermo Electron announced that, as part of a major reorganization plan, it plans to spin off its equity interest in the Company as a dividend to Thermo Electron shareholders. The distribution is subject to receipt of a favorable ruling from the Internal Revenue Service regarding the tax treatment of the spin off, and other customary conditions. If these conditions are met, the Company expects the transaction to occur in early 2001.
Following the spin off, Thermo Electron will continue to guarantee, on a subordinated basis, the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures due 2004 and any remaining obligation of Thermo Fibergen under its redemption rights.

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


                              THERMO FIBERTEK INC.

Overview

      The Company operates in two segments: Pulp and Papermaking Equipment and Systems, and Water- and Fiber-recovery Services and Products. The Company's Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment designs and manufactures stock-preparation equipment, paper machine accessories, and water-management systems for the paper and paper recycling industries. Principal products manufactured by this segment include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper;
accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. In 1999, this segment acquired the outstanding stock of Arcline Products, a manufacturer of shower and doctor oscillation systems. In 2000, this segment acquired the assets of Gauld
Equipment Manufacturing Company, Inc., a manufacturer of stock- preparation equipment, and Cyclotech AB-Stockholm, a Swedish manufacturer of stock-preparation equipment (Note 5).

      The Water- and Fiber-recovery Services and Products segment consists of the Company's Thermo Fibergen Inc. subsidiary. Prior to September 2000, this segment owned and operated a plant that helped the host mill close the loop in its water and solids systems on a long-term contract basis. The plant, which the Company began operating in July 1998, cleans and recycles water and long fiber for reuse in the papermaking process. Thermo Fibergen sold this plant to the host mill in September 2000 (Note 7), although it intends to continue operating in this line of business. In addition, through its GranTek subsidiary, Thermo
Fibergen employs patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil and grease absorbents, and cat box fillers. In October 1999, Thermo Fibergen established a subsidiary to develop, produce, and market fiber-based composites primarily for the building industry, used for applications such as decking, soundwalls, privacy fencing, and siding. Thermo Fibergen owns 51% of this subsidiary. Thermo Fibergen began construction of the composites manufacturing facility, located in Green Bay, Wisconsin, in the first quarter of 2000 and began limited-scale production in June 2000. Thermo Fibergen expects to continue to improve the manufacturing process throughout 2000.

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

      The Company's products are primarily sold to the paper industry.
Generally, the financial condition of the paper industry corresponds to changes in the general economy and to a number of other factors, including paper and pulp production capacity. The Company's fourth quarter results will be affected by the ongoing weak market conditions in the paper industry. As paper companies continue to consolidate, they frequently reduce capacity. This trend, along


                              THERMO FIBERTEK INC.

Overview (continued)

with the paper companies' actions to almost immediately suspend operations when they perceive softness in their markets, has affected the Company's business and will continue to do so in the short term. In the longer term, however, the Company expects the impact of these developments to be favorable both to the paper companies and to the supplier industry. Better capacity management will help the overall financial health of the Company's customers and the Company believes that this may eventually result in stronger markets for the Company's products and systems. Nevertheless, the Company expects that there will continue to be a significant amount of downtime in the paper industry in the fourth quarter of 2000. This, coupled with the strong U.S. dollar, will continue to produce a weak market environment that will soften demand for the Company's products in the near term. Furthermore, the Company's composites business will continue to be dilutive to earnings at least through the remainder of 2000. As a result, the Company expects fourth quarter earnings in 2000 to be between $.06 and $.07 per diluted share.

      Further affecting the Company's fourth quarter results will be clarification of revenue recognition rules from the Securities and Exchange
Commission, which will become effective in the fourth quarter. The implementation of Staff Accounting Bulletin (SAB) 101 (Note 10) will have no cash flow impact on the Company. However, the Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

Results of Operations

Third Quarter 2000 Compared With Third Quarter 1999
---------------------------------------------------

      Revenues increased to $57.0 million in the third quarter of 2000 from $53.1 million in the third quarter of 1999. Gauld Equipment, which was acquired in the first quarter of 2000, and Cyclotech, which was acquired in the third quarter of 2000 (Note 5), added revenues of $1.3 million during the period. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues at the Papermaking Equipment segment by $2.1 million in 2000. Excluding the results of acquisitions and the effect of currency translation, revenues in the Company's Papermaking Equipment segment increased
$5.7 million, or 11%. Revenues from that segment's stock-preparation equipment product line increased $7.9 million as a result of a $5.7 million increase in sales by the Company's North American operations, due principally to greater export demand in China, and increased demand in Europe. Revenues from the accessories product line decreased $1.5 million, principally in North America.
Revenues from the water-management product line decreased $0.9 million, principally in North America, offset in part by an increase in sales in Europe.
The Water- and Fiber-recovery Services and Products segment revenues decreased
$1.0 million, primarily due to decreased demand for cellulose-based products from that segment's two largest customers.

      The gross profit margin decreased to 38% in the third quarter of 2000 from 41% in the third quarter of 1999. The gross profit margin decreased at the Papermaking Equipment segment, primarily due to a change in product mix that resulted largely from a higher proportion of lower-margin sales at its North
American stock-preparation equipment business. To a lesser extent, the gross profit margin decreased at Thermo Fibergen, primarily due to decreased sales without a corresponding decrease in costs, higher natural gas prices, and the inclusion of $300,000 of overhead costs at its new fiber-based composites business.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the third quarter of 2000 from 28% in the third quarter of 1999, primarily due to increased revenues from the stock-preparation equipment product line.

      Research and development expenses increased slightly to $2.0 million in the third quarter of 2000, compared with $1.8 million in the third quarter of 1999, primarily due to increased spending in the Papermaking Equipment segment.


                              THERMO FIBERTEK INC.

Third Quarter 2000 Compared With Third Quarter 1999 (continued)
---------------------------------------------------

      In September 2000, Thermo Fibergen sold its fiber-recovery and water-clarification services plant for $3.6 million, resulting in a gain of $0.7 million (Note 7).

      Unusual costs of $2.8 million in the third quarter of 1999 primarily represents the write-down of a note receivable secured by a tissue mill (Note
7). In connection with a proposed engineering, procurement, and construction project, the Company loaned $6.0 million to Tree-Free Fiber Company, LLC
(Tree-Free) during 1996. This project was delayed due to weakness in pulp prices, and did not proceed as a result of Tree-Free's insolvency. Tree-Free was unable to repay the note upon its original maturity. The note and loans by another lender were secured by liens on a tissue mill in Maine and related assets. In December 1997, the Superior Court of Maine appointed a receiver to preserve and protect the collateral for the loans made by the Company and other lenders to Tree-Free. In May 1998, the Company purchased an assignment of Tree-Free's secured indebtedness to another lender for $2.9 million. In June
1998, the Company was the successful bidder at a foreclosure sale of the tissue mill and executed a purchase and sale agreement. In October 1998, the stock of a mill located in Mexico, which had also secured the note, was sold and the proceeds of $1.3 million were paid to the Company and recorded as a reduction of the carrying amount of the notes. During 1999, the Company recorded an aggregate
$3.0 million write-down to reflect the asset at its then-estimated recoverable value. In December 1999, the Company entered into a purchase and sale agreement, as amended, to sell the mill. The Company sold its interest in the mill in June
2000 for $3.9 million in cash, resulting in a gain of $1.0 million.

      Interest income increased to $2.9 million in the third quarter of 2000 from $2.2 million in the third quarter of 1999, primarily due to higher invested balances and, to a lesser extent, higher interest rates. Interest expense was unchanged at $1.9 million in 2000 and 1999. Interest income will decline in future periods due to the October 2000 purchase of Thermo Fibergen common stock from common stock redemption rightholders for $34.6 million in cash (Note 9).

      The effective tax rate was 39% in the third quarter of 2000, compared with 37% in the third quarter of 1999. The effective tax rate was higher in 2000 primarily due to an increase in the valuation allowance for losses at Thermo
Fibergen's majority-owned fiber-based composites joint venture. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption and minority investors' share of earnings in Thermo Fibergen, offset in part by the minority investor's share of losses in Thermo Fibergen's majority-owned subsidiary in 2000. As of September
30, 2000, Thermo Fibergen's common stock subject to redemption was fully accreted.

First Nine Months 2000 Compared With First Nine Months 1999
-----------------------------------------------------------

      Excluding the results of Thermo Wisconsin, which was sold in February
1999, revenues increased to $179.5 million in the first nine months of 2000 from $165.0 million in the first nine months of 1999. Thermo Wisconsin's revenues to external customers were $1.8 million in 1999. Arcline Products, which was acquired in 1999, and Gauld Equipment and Cyclotech, which were acquired in 2000
(Note 5), added revenues of $3.9 million during the period. The unfavorable effects of currency translation due to the strengthening in value of the U.S.
dollar relative to foreign currencies in countries in which the Company operates decreased revenues at the Papermaking Equipment segment by $5.4 million in 2000.
Excluding the results of acquisitions and the effect of currency translation, revenues in the Company's Papermaking Equipment segment increased $16.8 million, or 11%. Revenues from that segment's stock-preparation equipment product line increased $16.4 million as a result of a $19.7 million increase in sales by the Company's North American operations, due principally to greater demand, offset in part by a decrease in sales in Europe, due to market weakness. The Water- and Fiber-recovery Services and Products segment revenues decreased $0.8 million, primarily due to decreased demand for cellulose-based products from that segment's two largest customers.


                              THERMO FIBERTEK INC.

First Nine Months 2000 Compared With First Nine Months 1999 (continued)
-----------------------------------------------------------

      The gross profit margin decreased to 39% in the first nine months of 2000 from 40% in the first nine months of 1999. The gross profit margin decreased at the Papermaking Equipment segment, primarily due to a change in product mix that resulted largely from a higher proportion of lower-margin sales at its North
American stock-preparation equipment business.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the first nine months of 2000 from 27% in the first nine months of 1999, primarily due to increased revenues from the stock-preparation equipment product line.

      Research and development expenses were relatively unchanged at $5.8 million in the first nine months of 2000, compared with $5.4 million in the first nine months of 1999, or 3.2% of revenues in both periods.

      In September 2000, Thermo Fibergen sold its fiber-recovery and water-clarification services plant for $3.6 million, resulting in a gain of $0.7 million (Note 7). In June 2000, the Company sold its interest in the Tree-Free mill for $3.9 million in cash, resulting in a gain of $1.0 million (Note 7). In
February 1999, the Company sold its Thermo Wisconsin subsidiary for $13.6 million in cash, resulting in a pretax gain of $11.2 million.

      Restructuring and unusual costs of $6.2 million in the first nine months of 1999 represents write-downs for impairment of assets, severance costs, termination of distributor agreements, the expected settlement of a contractual dispute, and facility-closure costs.

      Interest income increased to $8.1 million in the first nine months of 2000 from $6.2 million in the first nine months of 1999, due to higher average invested balances and, to a lesser extent, higher interest rates. Interest expense was unchanged at $5.6 million in 2000 and 1999.

      The effective tax rate was 40% in the first nine months of 2000, compared with 39% in the first nine months of 1999. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

      Minority interest expense primarily represents accretion of Thermo
Fibergen's common stock subject to redemption in the first nine months of 2000 and 1999, offset in part by the minority investor's share of losses in Thermo
Fibergen's majority-owned subsidiary in 2000. As of September 30, 2000, Thermo
Fibergen's common stock subject to redemption was fully accreted.

Liquidity and Capital Resources

      Consolidated working capital was $170.2 million at September 30, 2000, compared with $158.7 million at January 1, 2000. Included in working capital are cash, cash equivalents, and available-for-sale investments of $182.9 million at September 30, 2000, compared with $85.7 million at January 1, 2000. In addition, the Company had $6.1 million and $93.8 million invested in an advance to affiliate as of September 30, 2000 and January 1, 2000, respectively (Note 8).
Of the total cash, cash equivalents, and available-for-sale investments at September 30, 2000, $48.6 million and $7.0 million was held by the Company's majority-owned Thermo Fibergen and Thermo Fiberprep subsidiaries, respectively, and the remainder was held by the Company and its wholly owned subsidiaries. At
September 30, 2000, $39.8 million of the Company's cash and cash equivalents was held by its foreign subsidiaries.

      During the month of September 2000, holders of Thermo Fibergen common stock and common stock redemption rights surrendered 2,713,951 shares of Thermo
Fibergen common stock at a redemption price of $12.75 per share. In October
2000, Thermo Fibergen remitted $34.6 million for the shares, using available working capital to fund the payment. The accrued liability for the payment is included in common stock of subsidiary subject to redemption in the September
30, 2000, balance sheet. Following the redemption period, 2,001,049 redemption rights, redeemable in September 2001, remain outstanding. These redemption rights are guaranteed on a subordinated basis


                              THERMO FIBERTEK INC.

Liquidity and Capital Resources (continued)

by Thermo Electron Corporation, but the Company is required to reimburse Thermo
Electron if Thermo Electron makes any payment under the guarantee. As of September 30, 2000, there were 1,027,349 shares of Thermo Fibergen common stock held by persons other than Thermo Electron or Thermo Fibertek.

      During the first nine months of 2000, $16.0 million of cash was provided by operating activities. A decrease in accounts receivable provided $7.5 million of cash, primarily due to improved collection efforts as well as a decline in sales at the Company's Lamort subsidiary. Inventories and unbilled contract costs and fees used cash of $4.5 million, including $2.8 million related to an increase in unbilled contract costs and fees, primarily in the stock-preparation product line due to the timing of billings and an increase in revenues, and $1.6 million related to an increase in inventories, primarily in the stock-preparation product line and at Thermo Fibergen. A decrease in other current liabilities used $6.8 million of cash, consisting primarily of a $2.6 million decrease in billings in excess of costs and fees related to the timing of payments on long-term contracts, $1.8 million paid for interest accrued at year-end, and a $1.0 million net decrease in customer deposits, primarily in the stock preparation product line.

      During the first nine months of 2000, the Company's investing activities, excluding available-for-sale investments and advance to affiliate activity (Note
8), used $4.1 million of cash. The Company used $3.3 million, net of cash acquired, to purchase the assets of Cyclotech and Gauld Equipment (Note 5) and $1.2 million to purchase certain capital equipment and technology for Thermo
Fibergen's composites facility. In addition, the Company purchased property, plant, and equipment for $4.0 million. In June 2000, the Company sold its interest in the Tree-Free mill for $3.9 million in cash (Note 7). In September
2000, Thermo Fibergen sold its fiber-recovery and water-clarification systems plant for $3.6 million. Thermo Fibergen received $0.2 million at the closing date and will receive seventeen equal monthly installments of $0.2 million, beginning September 28, 2000 (Note 7).

      During the first nine months of 2000, the Company's financing activities provided $0.6 million of cash.

      At September 30, 2000, the Company had $71.8 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. The
Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

      During the remainder of 2000, the Company plans to make expenditures for property, plant, and equipment of approximately $3.2 million. Included in this amount is $1.6 million for Thermo Fibergen, which intends to make capital expenditures to develop and expand its fiber-based composites business. The
Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from its exposure at year-end 1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                              THERMO FIBERTEK INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 2000.

                                    THERMO FIBERTEK INC.



                                    --------------------------------------------
                                    /s/ Theo Melas-Kyriazi
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  27           Financial Data Schedule.