Form 10-K
period 2000-12-30
THERMO FIBERTEK INC
filed 2001-03-27
CIK 886346

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

             ----------------------------------------------------

                               FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 26, 2001, was approximately $17,929,000.

As of January 26, 2001, the Registrant had 61,386,544 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 30, 2000, are incorporated by reference into Parts I and II, and portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, are incorporated by reference into
Part III. Copies of these documents can be obtained at no cost by calling the Company's Investor Relations Department at (781) 622-1111.

                                    PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Fibertek Inc. (the Company or the Registrant), operates in two segments: (1) Pulp and Papermaking Equipment and Systems and (2) Water- and Fiber-recovery Services and Products.

      Through its Pulp and Papermaking Equipment and Systems segment, the Company designs and manufactures stock-preparation systems and equipment, paper machine accessories, and water-management systems for the paper and paper recycling industries. The Company's principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for the continuous cleaning of papermaking machine fabrics, and the draining, purifying, and recycling of process water for paper sheet and web formation. The Company is a leading equipment manufacturer for the worldwide papermaking and paper recycling industries with its products and systems found in over 90 percent of the world's pulp and paper mills. In 2000, the Company acquired the assets of Gauld Equipment Manufacturing Company, Inc., a manufacturer of stock-preparation equipment, and Cyclotech AB-Stockholm, a Swedish manufacturer of stock-preparation equipment.

      The Company's Thermo Fibergen Inc. subsidiary comprises the Water- and Fiber-recovery Services and Products segment. Through its NEXT Fiber Products Inc. subsidiary, Thermo Fibergen develops, produces, and markets fiber-based composites primarily for the building industry, used for applications such as soundwalls, decking, privacy fencing, and siding. In addition, Thermo Fibergen is also developing a composite roof tile product that is lighter and has higher impact strength than traditional materials such as clay and slate tiles. Because Thermo Fibergen's composite building products are resistant to moisture, they do not possess many of the functional and practical disadvantages common to pressure-treated wood products such as splitting, splintering, warping, rotting, and insect infestation. In addition, Thermo Fibergen's products do not have the costs associated with the required annual maintenance of traditional pressure-treated wood products. In January 2001, Thermo Fibergen purchased the remaining 49% equity interest in NEXT Fiber Products from the minority investors. Thermo Fibergen constructed a composites manufacturing facility in Green Bay, Wisconsin, and began limited production at such facility in 2000. Thermo Fibergen is currently working to expand the capacity of the facility, and expects to have the capacity to support up to $20 million in annual revenues by mid-2001. In addition, Thermo Fibergen, through its GranTek subsidiary, employs patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil and grease absorbents, and cat box fillers. Prior to September 2000, this segment also owned and operated a plant that provided fiber-recovery and water-clarification services to a host mill on a long-term contract basis. The plant, which the Company began operating in July 1998, cleans and recycles water and long fiber for reuse in the papermaking process. Thermo Fibergen sold this plant to the host mill in September 2000, although it intends to continue operating in this line of business and is pursuing other fiber-recovery projects.

      In February 1999, the Company sold its Thermo Wisconsin Inc. subsidiary, which represented its Dryers and Pollution-control Equipment segment, for $13.6 million in cash.

      The Company's predecessors have been in operation for more than 100 years, and the Company has a large, stable customer base that includes most paper manufacturers worldwide. The Company seeks to expand its business through the introduction of new products and technologies to these customers. The Company currently manufactures its products in several countries in Europe and North America, and licenses certain products for manufacture in South America and the Pacific Rim.

      In September 1996, the Company's Thermo Fibergen subsidiary sold 4,715,000 units, each unit consisting of one share of Thermo Fibergen common stock and one redemption right, in an initial public offering at $12.75 per unit for net proceeds of $55.8 million. The common stock and redemption rights subsequently began trading separately. During the month of September 2000, the initial redemption period, holders of Thermo Fibergen's common stock and common stock redemption rights surrendered 2,713,951 shares of Thermo Fibergen's common stock at a redemption price of $12.75 per share, for a total of $34,603,000. Thermo Fibergen used available working capital to fund the payment and retired these shares immediately following the redemption. Holders of a redemption right have the option to require Thermo Fibergen to redeem one share of Thermo Fibergen's common stock at $12.75 per share in September 2001, the second and final redemption period. A redemption right may only be exercised if the holder owns a share of Thermo Fibergen's common stock at that time. As of December 30, 2000, there were 2,001,049 redemption rights outstanding and 1,075,749 shares of Thermo Fibergen's common stock held by persons other than Thermo Electron or Thermo Fibertek. In addition, Thermo Electron, Thermo Fibergen, and/or the Company may acquire additional shares of Thermo Fibergen's common stock in the open market, and there can be no assurance that Thermo Fibergen will issue additional shares of its common stock through the exercise of employee stock options or other transactions. To the extent that the number of redemption rights exceeds the number of shares of common stock held by persons other than Thermo Electron or the Company, the maximum redemption value that Thermo Fibergen would be required to pay is an amount equal to the redemption price of $12.75 per share times the total number of shares of Thermo Fibergen's common stock outstanding held by persons other than Thermo Electron or the Company at the time of redemption. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee. In addition, the Company has agreed to lend Thermo Fibergen up to $5 million on commercially reasonable terms for the September 2001 redemption and for working capital needs.

      As of December 30, 2000, the Company owned 10,413,350 shares of Thermo Fibergen's common stock, representing 91% of such outstanding common stock, and Thermo Electron owned 9,550 shares of Thermo Fibergen's common stock, representing 0.1% of such outstanding common stock.

      The Company is a majority-owned subsidiary of Thermo Electron. As of December 30, 2000, Thermo Electron owned 55,627,480 shares of the Company's common stock, representing 91% of such outstanding common stock. On January 31, 2000, Thermo Electron announced that, as part of a major reorganization plan, it plans to spin off its equity interest in the Company as a dividend to Thermo Electron shareholders. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the spin off. The IRS required that the spin off be completed within one year of the ruling, and, subject to certain conditions, that the Company raise additional equity capital in a public offering within one year of the spin off. The Company plans to issue equity in the range of 10 to 20 percent of its outstanding shares to support its current business plan, which includes the repayment of debt, acquisitions, strategic partnerships, and investment in additional capacity for its composites business. Thermo Electron has announced that it expects to distribute the Thermo Fibertek dividend in the second half of 2001. The spin off of the Company will require final Thermo Electron Board of Director actions and other customary conditions. Following the spin off, Thermo Electron will continue to guarantee in each case, on a subordinated basis, the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures due 2004 and Thermo Fibergen's remaining obligation under its redemption rights.

      Thermo Electron is a global leader in providing technology-based instruments, components, and systems that offer total solutions for markets ranging from life sciences to telecommunications to food, drug, and beverage production. Thermo Electron's powerful technologies help researchers sift through data to make discoveries that will fight disease or prolong life. They allow manufacturers to fabricate ever-smaller components required to increase the speed and quality of communications. And they automatically monitor and control online production to ensure that critical quality standards are met safely and efficiently.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 2000* Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 13 to Consolidated Financial Statements in the Registrant's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      The Company organizes and manages its business by individual functional operating entity. The Company operates in two segments: (1) Pulp and Papermaking Equipment and Systems and (2) Water- and Fiber-recovery Services and Products. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

Pulp and Papermaking Equipment and Systems

      The paper industry is comprised of over 8,000 papermaking machines worldwide that generate approximately 300 million tons of paper and paperboard products per year. The United States pulp and paper industry generates over $136 billion in annual revenue. Historically, the volume of paper production has tended to grow at approximately the same rate as the general economy.

      The paper industry is characterized by high asset intensity and a highly fragmented market with no one company having more than 10 percent of the world market, although a supplier may have higher market share in a particular paper grade such as tissue or printing and writing paper. With the notable exception of branded products such as tissue, most paper products are commodities that compete globally. As a result, the paper industry is highly cyclical with periods of high capacity additions followed by over supply and resulting lower product prices and vice versa.

      The paper industry has been in a relatively severe down cycle since 1996 with falling pulp and paper prices and decreased capital spending. As a consequence, the industry has gone through a major consolidation accompanied by the closure of many outdated mills and delayed capital spending in many instances. In addition, the paper industry has become more sophisticated in managing its capital expenditures, including implementing highly disciplined return on investment criteria. Some paper manufacturers have unilaterally decided to reduce production in an effort to balance supply with demand and thereby maintain prices.

      Areas in which the need for papermaking capacity is expected to grow the most include developing nations with temperate climates, such as South America and Southeast Asia. These areas have advantages in fiber cost, as trees such as Eucalyptus can grow up to seven times faster than hardwood trees in colder climates. In addition, demand for

--------------------
* References to 2000, 1999, and 1998 herein are for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

paper products in these regions is expected to grow as their economies develop. For example, the per capita paper usage in China is 62 pounds per year or only half the average global per capita amount. In the United States the per capita consumption is 764 pounds per year. An additional source of demand for paper products in these regions is their growing export business. Goods produced in China and other Southeast Asian countries require boxes for shipments. Since China has a limited timber supply, much of this capacity will be recycled fiber.

Water- and Fiber-recovery Services and Products

      The market for soundwall and privacy fencing products in North America is approximately $2 billion. The market for decking products in North America is approximately $2.5 billion and is growing at 8 percent per year. The market for roofing tiles in North America is approximately $4 billion. Composite building products were introduced into the decking market within the last 10 years and currently only represent approximately 5 percent of that market. The Company estimates that composite lumber products currently represent less than 1 percent of the total soundwall, privacy fencing, and roofing markets. The Company believes that the market for composite building products will grow as customer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products.

      The residential segment of the composites market includes construction of decks and fences for new and existing homes. The growth in demand for residential fencing and decking reflects the increasing cost of new homes and the increasing density of homes in urban and suburban areas. Most of the deck and fence construction is for existing homes. Homeowners find that adding a deck or fence to their existing homes is an affordable way to increase the living and recreational space of their homes while increasing their value. When interest rates are high or there is economic uncertainty, many homeowners choose to improve their existing homes by installing privacy fences or decks rather than purchasing a new home. Because sales of privacy fences and decks are not reliant on new home construction, the fencing and decking industry is less cyclical than the home construction and other building materials industries.

      The Company's absorbing cellulose-based granules are used in agricultural carriers, oil and grease absorbents, and cat box fillers. The Company's most significant application for these granules is the non-clay base agricultural carriers, which are used in applications such as row crops and home, lawn and garden. Agricultural carriers are the "inactive" ingredient that is used to distribute pesticides and other material in an even and uniform manner. Most agricultural carriers are clay based. Clay based products have the disadvantages of being dusty and having a lack of uniform absorption and particle distribution. Other non-clay based carriers include corncob granules, which are traditionally used in home, lawn and professional turf applications.

      (i)  Principal Products and Services

Pulp and Papermaking Equipment and Systems

      The Company's papermaking equipment business is comprised of the following product lines: stock preparation systems for the manufacture of recycled paper, accessory systems for continuous cleaning of rolls used in papermaking machines, and water-management systems for continuous cleaning of papermaking machine fabrics as well as formation and drainage systems critical to sheet formation.

Stock-preparation Systems and Equipment

      The Company develops, designs, and manufactures custom-engineered systems and equipment that remove debris, impurities, and ink from wastepaper, and processes it into a fiber mix used to produce either white or brown grades of recycled paper. The Company offers products relating to key aspects of the recycling process. Some of the systems and equipment include:

      Pulping and Trash Removal Systems, including specialized high- and low-consistency pulpers that blend wastepaper with water and certain chemicals to form pulp with minimal contaminant breakdown, thus increasing the efficiency of debris removal; and trash removal systems that remove larger debris and impurities by screening them from the pulp mixture.

      Screening Systems, including course screens to remove metals and sand from the pulp mixture, as well as fine screens to remove microscopic particles such as glue and plastic.

      Cleaning Systems, including forward cleaners to remove from the pulp mixture heavyweight contaminants such as metal and sand, and reverse cleaners for the removal of lightweight contaminants such as glue and plastic.

      De-inking Systems, that inject small air bubbles into the bottom of the pulp mixture. The ink bonds to the air bubbles and rises to the surface, where the inky film is removed.

      Washing Systems, including washing systems that remove ink and ash from the pulp mixture by injecting water counter current to the flow and drawing contaminates out with the water.

      Thickeners, which remove water from the pulp mixture, thereby increasing the consistency of the mixture up to 40%. Thicker pulp mixtures are necessary to break up ink particles in dispersers.

      Dispersers, including mechanical dispersers that break down ink particles that were not removed in the de-inking system into microscopic particles or combine them to form larger particles that can be removed in subsequent processing.

      In addition, the Company designs, develops, and manufactures products for the virgin pulping process, including:

      Chemi-Washer(R), a horizontal counter-current belt washer, which consumes less energy than other commercial washing systems and significantly decreases the amount of water used and effluent produced.

      Evaporators, Recausticizing, and Condensate-treatment systems, which are used during pulping to concentrate and recycle process chemicals and to remove condensate gases.

      Bleaching Systems, including oxygen-bleaching systems that increase the brightness of the pulp without using chlorine bleach or moving parts.

      Revenues from the Company's stock-preparation equipment and systems product line were $113.0 million, $98.9 million, and $107.5 million in 2000, 1999, and 1998, respectively.

Accessories

      The Company designs, develops, and manufactures a wide range of accessories that continuously clean the rolls of a papermaking machine, remove the paper sheet or web from the roll, automatically cut the web during sheet breaks, and remove curl from the sheet. These functions are critical for paper manufacturers because they serve to reduce machine breakdowns and downtime, extend the life of consumable fabrics, and improve paper quality. Accessories include:

      Doctors and Related Equipment, which shed the sheet from the roll during sheet breaks and startups and keep rolls clean by removing stock accumulations, water rings, fuzz, pitch, and filler buildup.

      Profiling Systems, which help ensure a uniform gloss on the web and control moisture and curl within the sheet.

      Revenues from the Company's accessories product line were $70.3 million, $74.8 million, and $77.8 million in 2000, 1999, and 1998, respectively.

Water-management Systems

      The Company designs, develops, and manufactures water-management systems used to drain water from the pulp mixture, form the sheet or web, and filter the process water for reuse. These water-management systems include:

      Formation Tables, which consist of free-draining elements and vacuum-augmented elements to control the amount of water removed from the pulp mixture to form the sheet or web.

      Showers and Felt-conditioning Systems, that are used to clean and condition the fabrics and felts, which in turn are used to transport the sheet or web through various stages of the papermaking machine.

      Water-filtration Systems, which consist of pressure, gravity, and vacuum-assisted filters and strainers used to remove contaminants from the process water before reuse and to recover reusable fiber for recycling back into the pulp mixture.

      Revenues from the Company's water-management product line were $42.4 million, $42.6 million, and $36.9 million in 2000, 1999, and 1998, respectively.

Water- and Fiber-recovery Services and Products

      Thermo Fibergen, through its NEXT Fiber Products Inc. subsidiary, develops, produces, and markets fiber-based composites primarily for the building industry. These engineered composite building products are made from papermaking byproducts, reclaimed plastic, and other material. As an alternative to traditional wood products such as pressure treated lumber, cedar, and hardwoods, composite building products have numerous applications such as soundwalls, decking, privacy fencing, and siding. Thermo Fibergen is also developing a composite roof tile product that is lighter and has higher impact strength than traditional materials such as clay tiles and slate. Thermo Fibergen constructed a composites manufacturing facility in Green Bay, Wisconsin, and began limited production at such facility in 2000. Thermo Fibergen is currently working to expand the capacity of the facility, and expects to have the capacity to support up to $20 million in annual revenues by mid-2001.

      The Company's composite building products business is comprised of the following product lines:

      Soundwall Fences, including upright posts, top and bottom rails, and tongue and groove boards that slide into the rails and posts for easy installation and feature an attractive brushed appearance. The Company has completed internal testing and determined that the soundwall products meet the necessary sound dampening standards.

      Privacy Fences, including the same elements as the soundwall system and featuring an attractive brushed appearance that is maintenance-free.

      Decking, including deck boards as well as railings, which offers a more attractive alternative to the homeowner than comparable products that do not offer railings.

      In addition, the Company is in the process of developing:

      Roof Tiles, which are made to resemble traditional clay, cedar, and slate tiles. Traditional clay and slate tiles are heavy, brittle, and susceptible to breakage. The Company's composite tile products are lighter, have higher impact strength, are less susceptible to breakage than traditional clay and slate tiles, and provide significant savings in labor and other costs. In internal testing, the Company's composite roof tile products achieved the highest fire rating.

The Company has manufactured prototypes of double Roman roof tiles similar in appearance to those found on homes in Europe and the southern United States and has successfully tested them in Europe.

      Thermo Fibergen, through its GranTek subsidiary, also employs patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil and grease absorbents, and cat box fillers. The agricultural carriers are used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. In addition, GranTek's granules are used in certain of the Company's composite building materials products.

      In addition, prior to September 2000, the Company, through its Thermo Fibergen subsidiary, owned and operated a plant that provided fiber-recovery and water-clarification services to a host mill on a long-term contract basis. The plant, which the Company began operating in July 1998, cleaned and recycled water and long fiber for reuse in the papermaking process. Thermo Fibergen sold this plant to the host mill in September 2000, although it intends to continue operating in this line of business and is pursuing other fiber-recovery projects.

      (ii) and (xi) New Products; Research and Development

      The Company believes that it has a reputation as a technological innovator in the market niches it serves, and that rapid technological obsolescence is not characteristic of its business. The Company maintains active programs for product development using both new and existing technologies, and has technology and centers in Europe and the U.S. that are dedicated to specific research projects and markets.

      For recycling equipment, the Company maintains a stock-preparation pilot laboratory adjacent to the manufacturing facility at its E. & M. Lamort, S.A. (Lamort) subsidiary and one at Thermo Black Clawson's Middletown, Ohio, facility, both of which contain all equipment necessary to replicate a commercial stock-preparation system. At such pilot laboratories, a customer's wastepaper can be tested to determine the recommended system configuration for its future facility. The pilot laboratories are also used to evaluate prototype equipment, enabling research teams to quickly and thoroughly evaluate new designs. In addition, the Company works closely with its customers in the development of products, typically field testing new products on the customers' papermaking machines.

      For accessories and water-management products, the Company conducts dedicated research and development efforts at two separate facilities in the U.S.

      Thermo Fibergen continues research and development efforts to develop high-value products using materials recovered from papermaking byproducts, including controlled-release granules for crop-protection chemicals, as well as new, cellulose-fiber-based composite products for the building industry, used for applications such as soundwalls, decking, privacy fencing, and siding. In addition, Thermo Fibergen is also developing a composite roof tile product that is lighter and has higher impact strength than traditional materials such as clay and slate tiles. Thermo Fibergen has a research and development facility in Bedford, Massachusetts, which is focused on developing new composite formulations.

      Thermo Fibergen's GranTek subsidiary operates a manufacturing plant in Green Bay, Wisconsin, at which it processes papermaking byproducts provided by a nearby paper mill into cellulose-based granules. A pilot plant is located within GranTek's main manufacturing plant. This pilot plant processes up to 24 tons of material per day, and is used to develop many of the innovations implemented at GranTek's main plant. Thermo Fibergen believes that this pilot plant will provide the ability to process materials from other paper mills under operating conditions and in quantities sufficient to determine final product and operating characteristics and costs, as well as to develop new products.

      The Company seeks to develop a broad range of equipment for all facets of the markets it serves. Over the next several years, the Company expects to focus its research and development efforts on the development of fiber-based composites products and the advancement of paper recycling equipment.

      Research and development expenses for the Company were $7.7 million, $7.3 million, and $7.0 million in 2000, 1999, and 1998, respectively.

      (iii) Raw Materials

      Raw materials, components, and supplies for all of the Company's significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

      (iv) Patents, Licenses, and Trademarks

      The Company protects its intellectual property rights by applying for and obtaining patents when appropriate. The Company also relies on technical know-how, trade secrets, and trademarks to maintain its competitive position. The Company has numerous U.S. and foreign patents expiring on various dates ranging from 2001 to 2018.

      Third parties have certain rights in two of the Company's patents that were jointly developed with such parties. The Company currently holds an exclusive long-term, worldwide license for a patent on technology that Centre Technique du Papier (CTP) developed. The Company and CTP have joint ownership of a second patent on technology that was jointly developed.

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

      Thermo Fibergen has granted another company nonexclusive licenses under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil and grease absorption and cat box filler markets. In addition, Thermo Fibergen currently holds several U.S. patents, expiring at various dates ranging from 2004 to 2016, relating to various aspects of the processing of cellulose-based granular materials and the use of such materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and cat box filler markets. Thermo Fibergen also has foreign counterparts to such U.S. patents in Canada and in various European countries, and has additional patents pending in Canada and certain European countries.

      Thermo Fibergen has filed several U.S. patent applications for various products and processes relating to papermaking byproducts and composite materials and expects to file additional patent applications in the future. In addition, Thermo Fibertek holds two U.S. patents relating to its "scalping" technology, which is an important component of Thermo Fibergen's fiber-recovery system, that expire in 2011 and 2014.

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

      (viii) Backlog

      The Company's backlog of firm orders for the Pulp and Papermaking Equipment and Systems segment was $56.9 and $55.9 million at year-end 2000 and 1999, respectively. The backlog of firm orders for the Water- and Fiber-recovery Products and Services segment was $0.4 and $0.8 million at year-end 2000 and 1999, respectively. The Company anticipates that substantially all of the backlog at December 30, 2000, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

      (ix) Government Contracts

      Not applicable.

      (x)  Competition

      The Company faces significant competition in each of its principal markets. The Company competes principally on the basis of quality, price, service, technical expertise, and product innovation. The Company believes that the reputation it and its predecessors have established over more than 100 years for quality products and in-depth process knowledge provides it with a competitive advantage. In addition, a significant portion of the Company's business is generated from its existing customer base. To maintain this base, the Company has emphasized service and a problem-solving relationship with its customers.

Pulp and Papermaking Equipment and Systems

      The Company is a leading supplier of stock-preparation equipment for the preparation of wastepaper to be used in the production of recycled paper. There are several major competitors that supply various pieces of equipment for this process. The Company's principal competitors in this market on a worldwide basis are Voith Sulzer Papiertechnik, Groupe Laperriere & Verrault Inc., Ahlstrom Machine Company, Kvaerner Pulping Technologies, Metso Corporation, and Maschinenfabrik Andritz AG. The Company competes in this market primarily on the basis of technical expertise, product innovation, and price. Other competitors specialize in segments within the white- and brown-paper markets.

      The Company is a leading supplier of specialty accessory equipment for papermaking machines. The Company's principal competitors in this market on a worldwide basis are ESCO Technologies Inc. and Metso Corporation. Because of the high capital costs of papermaking machines and the role of the Company's accessories in maintaining the efficiency of these machines, the Company generally competes in this market on the basis of service, technical expertise, performance, and price.

      The Company is a leading supplier of water-management systems. Various competitors exist in the formation, conditioning and cleaning systems, and filtration systems markets. Asten/Johnson Foils is a major supplier of formation tables, while a variety of smaller companies compete within the cleaning and conditioning, and filtration markets. In each of these markets, the Company generally competes on the basis of process knowledge, application experience, product quality, service, and price.

Water- and Fiber-recovery Services and Products

      The Company expects to encounter intense competition in the sale of its fiber-based composite products. The Company expects that its principal competitors for its composite materials will be producers of traditional products such as pressure treated lumber, and clay and slate tiles. Many of the suppliers of traditional products have established ties in the building and construction industry. In addition, the Company expects to compete with other manufacturers of composite products. The dominant provider of composite decking products is Trex Company, Inc. In addition to Trex, there are several other manufacturers of composite products and many suppliers of traditional products that have announced plans to develop composite products. The Company expects to compete on the basis of product quality and price. No assurance can be given that the Company's competitors' technologies will not be superior to those of the Company. Many of these competitors may have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products than the Company. There can be no assurance that the Company will be able to compete effectively with its competitors.

      The Company believes that it is currently the only producer of paper-based agricultural carriers. In this market, the Company's principal competitors in the U.S. are producers of clay-based agricultural carriers for row crops and professional turf protection, including Oil-Dri Corporation of America, Floridin/Engelhard, Aimcor, and American Colloid, and producers of corncob-based granules traditionally used in the home lawn and garden and professional turf markets, including The Andersons, Mt. Pulaski, Green Products, Independence Cob, and Junior Weisner. The Company's principal competitive advantages are that its agricultural carrier product is virtually dust-free and is more uniform in absorption and particle-size distribution than are clay- and corncob-based granular carriers. In addition, it is also chemically neutral, requiring little or no chemical deactivation.

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

      (xiii) Number of Employees

      As of December 30, 2000, the Company employed approximately 1,262 people. Approximately 25 employees at the Company's Pointe Claire, Quebec, Canada, operation are represented by a labor union under a collective bargaining agreement expiring August 31, 2002. Approximately 34 employees at the Company's Guadalajara, Mexico, operation are represented by a labor union under an annual collective bargaining agreement. In addition, employees of the Company's subsidiaries in France and England are represented by trade unions. The Company considers its relations with employees and unions to be good.

(d)   Financial Information About Geographic Areas

      Financial information about exports by domestic operations and about foreign operations is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                 Age   Present Title (Fiscal Year First Became Executive Officer)
        -------------------------------------------------------------------------------------

        William A. Rainville  59   President and Chief Executive Officer (1991)
        Thomas M. O'Brien     49   Executive Vice President, Finance (1994)
        Jonathan W. Painter   42   Executive Vice President, Operations (1997)
        Jan-Eric Bergstedt    65   Vice President; President, AES Engineered Systems (1996)
        Edward J. Sindoni     56   Vice President; President, Thermo Web Systems, Inc. (1994)
        Theo Melas-Kyriazi    41   Chief Financial Officer (1998)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Rainville has held comparable positions for at least five years with the Company or with its parent company, Thermo Electron. Mr. Painter has been Executive Vice President, Operations of the Company since 1997, was Treasurer of Thermo Electron from 1994 to 1997, was Vice President, Strategic Planning of the Company from 1993 to 1994, and became an Executive Officer of the Company in 1997. Mr. Bergstedt has been a Vice President of the Company and President of the Company's AES Engineered Systems subsidiary since November 1993, and was designated an Executive Officer in 1996. Mr. O'Brien has been Executive Vice President, Finance of the Company since September 1998, was Vice President, Finance of the Company from November 1991 until September 1998, and was designated an Executive Officer in 1994. Mr. Sindoni has been Vice President of the Company since November 1991, President of the Company's Thermo Web Systems, Inc. subsidiary since January 1993, was Senior Vice President of Thermo Web Systems Inc. from 1987 to January 1993, and was designated an Executive Officer in 1994. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, then a public subsidiary of Thermo Instrument Systems Inc., also a former public subsidiary of Thermo Electron, in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Melas-Kyriazi is a full-time employee of Thermo Electron, but devotes such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that, with respect to leases expiring in the near future, suitable space is readily available if any leases are not extended. The location and general character of the Company's principal properties by segment as of December 30, 2000, are as follows:

Pulp and Papermaking Equipment and Systems

      The Company owns approximately 1,000,000 square feet and leases approximately 100,000 square feet, under leases expiring at various dates ranging from 2001 to 2008, of manufacturing, engineering, and office space. The Company's principal engineering and manufacturing space is located in Vitry-le-Francois, France; Auburn, Massachusetts; Rayville, Louisiana; Queensbury, New York; Middletown, Ohio; Guadalajara, Mexico; Pointe Claire, Quebec, Canada; Bury, England; and Hindas, Sweden.

Water- and Fiber-recovery Services and Products

      The Company owns approximately 26,000 square feet and leases approximately 94,000 square feet, under leases expiring at various dates ranging through 2004, of manufacturing, engineering, and office space located principally in Green Bay, Wisconsin; Columbus, Indiana; and Bedford, Massachusetts.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.


                                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of December 30, 2000, and Supplementary Data are included in the Registrant's 2000 Annual Report to Shareholders and are incorporated herein by reference.

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

Date:  March 26, 2001       THERMO FIBERTEK INC.


                            By: /s/ William A. Rainville
                                William A. Rainville
                                President, Chief Executive Officer, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 26, 2001.

Signature                                          Title


By:  /s/ William A. Rainville        President, Chief Executive Officer, and
     William A. Rainville              Director


By:  /s/ Theo Melas-Kyriazi          Chief Financial Officer (designated Chief
     Theo Melas-Kyriazi                Accounting Officer)


By:  /s/ Francis L. McKone           Director
     Francis L. McKone


By:  /s/ Donald E. Noble             Director
     Donald E. Noble


By:  /s/ Richard F. Syron            Chairman of the Board and Director
     Richard F. Syron

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Fibertek Inc.:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thermo Fibertek Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                             Arthur Andersen LLP



Boston, Massachusetts
February 12, 2001

SCHEDULE II

                                           THERMO FIBERTEK INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)

                                                  Provision
                                     Balance at     Charged                Accounts                 Balance
                                      Beginning          to    Accounts     Written                  at End
Description                             of Year     Expense   Recovered         Off   Other (a)     of Year
-----------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Year Ended December 30, 2000             $1,659      $1,197      $    7      $ (616)     $  (65)     $2,182

Year Ended January 1, 2000               $2,231      $  234      $    -      $ (586)     $ (220)     $1,659

Year Ended January 2, 1999               $2,565      $  248      $   15      $ (657)     $   60      $2,231



                                                         Provision
                                                        Charged to
                                           Balance at      Expense      Activity                    Balance
                                            Beginning (Reversed to    Charged to      Currency       at End
Description                                   of Year      Income)       Reserve   Translation      of Year
-----------------------------------------------------------------------------------------------------------

Accrued Restructuring Costs (b)

Year Ended December 30, 2000                  $   669      $  (506)      $   (33)      $   (98)     $    32

Year Ended January 1, 2000                    $    34      $ 2,257       $(1,356)      $  (266)     $   669

Year Ended January 2, 1999                    $   197      $     -       $  (163)      $     -      $    34

(a) Includes allowances of businesses acquired and sold during the year, as described in Note 3 to Consolidated
    Financial Statements in the Registrant's 2000 Annual Report to Shareholders, and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in the
    Registrant's 2000 Annual Report to Shareholders.




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

10.20 Agreement of Loan Guarantee dated as of February 12, 2001, between the Registrant and Thermo Fibergen Inc.

10.21 Incentive Stock Option Plan of the Registrant (filed as Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

10.22 Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated herein by reference).

10.23 Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

10.24 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-11406] and incorporated herein by reference).

10.25 Amended and Restated Directors' Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated herein by reference).

10.26 Amended and Restated Thermo Fibergen Inc. Equity Incentive Plan (filed as Exhibit 10.4 to Thermo Fibergen's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-12137] and incorporated herein by reference).

10.27          Amended and Restated Thermo Fibertek Inc. - Thermo Fibergen Inc.
               Nonqualified Stock Option Plan (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated herein by reference).

10.28 Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-11406] and incorporated herein by reference).

13 Annual Report to Shareholders for the year ended January 1, 2000 (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.