Form 10-Q
period 2001-03-31
THERMO FIBERTEK INC
filed 2001-05-11
CIK 886346

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding at April 27, 2001
     ----------------------------           -----------------------------
     Common Stock, $.01 par value                      61,386,544

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                              THERMO FIBERTEK INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                March 31,    December 30,
(In thousands)                                                                       2001            2000
---------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                       $133,594        $ 62,461
 Advance to affiliate                                                               3,814           5,704
 Available-for-sale investments, at quoted market value
   (amortized cost of $19,076 and $86,104)                                         19,083          86,137
 Accounts receivable, less allowances of $3,473 and $2,182                         42,479          43,866
 Unbilled contract costs and fees                                                   7,028           8,029
 Inventories:
   Raw materials and supplies                                                      14,404          13,218
   Work in process                                                                  7,137           4,825
   Finished goods (includes $2,936 and $3,765 at customer locations)               14,716          15,034
 Deferred tax asset                                                                 9,324           8,879
 Other current assets                                                               5,312           3,625
                                                                                 --------        --------

                                                                                  256,891         251,778
                                                                                 --------        --------

Property, Plant, and Equipment, at Cost                                            69,527          67,646
 Less:  Accumulated depreciation and amortization                                  40,599          38,064
                                                                                 --------        --------

                                                                                   28,928          29,582
                                                                                 --------        --------

Other Assets (Note 5)                                                              12,467          13,755
                                                                                 --------        --------

Goodwill                                                                          118,271         119,100
                                                                                 --------        --------

                                                                                 $416,557        $414,215
                                                                                 ========        ========


<

>


                              THERMO FIBERTEK INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                March 31,    December 30,
(In thousands except share amounts)                                                  2001            2000
---------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations                                     $    562        $    562
 Accounts payable                                                                  25,395          21,921
 Accrued income taxes                                                               6,493           4,986
 Accrued payroll and employee benefits                                              6,393           7,727
 Accrued warranty costs                                                             4,894           5,666
 Deferred revenue                                                                   3,544           3,600
 Customer deposits                                                                  2,461           3,476
 Other accrued expenses                                                            11,244          12,433
 Common stock of subsidiary subject to redemption (at redemption value)            17,026          17,026
 Due to parent company and affiliated companies                                       990           1,284
                                                                                 --------        --------

                                                                                   79,002          78,681
                                                                                 --------        --------

Deferred Income Taxes and Other Deferred Items                                      8,092           8,042
                                                                                 --------        --------

Long-term Obligations:
 Subordinated convertible debentures                                              153,000         153,000
 Notes payable                                                                      1,469           1,650
                                                                                 --------        --------

                                                                                  154,469         154,650
                                                                                 --------        --------

Minority Interest (Note 5)                                                            302           2,209
                                                                                 --------        --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;
   63,662,276 shares issued                                                           637             637
 Capital in excess of par value                                                    76,738          76,721
 Retained earnings                                                                136,651         133,522
 Treasury stock at cost, 2,275,732 shares                                         (20,758)        (20,758)
 Deferred compensation                                                                (28)            (36)
 Accumulated other comprehensive items (Notes 2 and 6)                            (18,548)        (19,453)
                                                                                 --------        --------

                                                                                  174,692         170,633
                                                                                 --------        --------

                                                                                 $416,557        $414,215
                                                                                 ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERTEK INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                              ---------------------------
                                                                              March 31,          April 1,
(In thousands except per share amounts)                                            2001              2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                        $58,900           $57,922
                                                                                -------           -------

Costs and Operating Expenses:
 Cost of revenues                                                                36,196            34,607
 Selling, general, and administrative expenses                                   15,856            15,831
 Research and development expenses                                                1,792             1,863
                                                                                -------           -------

                                                                                 53,844            52,301
                                                                                -------           -------

Operating Income                                                                  5,056             5,621

Interest Income                                                                   2,141             2,503
Interest Expense                                                                 (1,873)           (1,890)
                                                                                -------           -------

Income Before Provision for Income Taxes, Minority
 Interest, and Cumulative Effect of Change in Accounting Principle                5,324             6,234
Provision for Income Taxes                                                        2,219             2,525
Minority Interest (Income) Expense (Note 5)                                         (24)              149
                                                                                -------           -------

Income Before Cumulative Effect of Change in Accounting Principle                 3,129             3,560
Cumulative Effect of Change in Accounting Principle (net of
 income taxes of $580)                                                                -              (870)
                                                                                -------           -------

Net Income                                                                      $ 3,129           $ 2,690
                                                                                =======           =======

Basic and Diluted Earnings per Share Before Cumulative
 Effect of Change in Accounting Principle                                       $   .05           $   .06
                                                                                =======           =======

Basic and Diluted Earnings per Share (Note 3)                                   $   .05           $   .04
                                                                                =======           =======

Weighted Average Shares (Note 3):
 Basic                                                                           61,387            61,244
                                                                                =======           =======

 Diluted                                                                         61,448            61,597
                                                                                =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERTEK INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                              --------------------------
                                                                              March 31,         April 1,
(In thousands)                                                                     2001             2000
--------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                    $  3,129         $  2,690
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Cumulative effect of change in accounting principle                              -              870
     Depreciation and amortization                                                2,381            2,400
     Provision for losses on accounts receivable                                  1,295              126
     Minority interest (income) expense (Note 5)                                    (24)             149
     Other noncash items                                                             (1)              51
     Changes in current accounts, excluding the effects of
       acquisitions and dispositions:
        Accounts receivable                                                         304            7,594
        Inventories and unbilled contract costs and fees                         (2,228)          (2,798)
        Prepaid income taxes and other current assets                            (1,991)            (589)
        Accounts payable                                                          2,848            1,187
        Other current liabilities                                                (3,602)         (12,060)
                                                                               --------         --------

          Net cash provided by (used in) operating activities                     2,111             (380)
                                                                               --------         --------

Investing Activities:
 Acquisitions, net of cash acquired                                                   -           (2,998)
 Acquisition of capital equipment and technology                                      -           (1,200)
 Advances to affiliate, net                                                       1,890           (5,668)
 Proceeds from maturities of available-for-sale investments                      67,028           10,244
 Purchases of property, plant, and equipment                                     (1,178)          (1,369)
 Payment received on note for sale of property                                      600                -
 Other, net                                                                        (334)             (42)
                                                                               --------         --------

          Net cash provided by (used in) investing activities                    68,006           (1,033)
                                                                               --------         --------

Financing Activities:
 Net proceeds from issuance of Company and subsidiary common stock                   20              207
 Repayments of long-term obligations                                               (182)               -
                                                                               --------         --------

          Net cash provided by (used in) financing activities                      (162)             207
                                                                               --------         --------

Exchange Rate Effect on Cash                                                      1,178             (462)
                                                                               --------         --------

Increase (Decrease) in Cash and Cash Equivalents                                 71,133           (1,668)
Cash and Cash Equivalents at Beginning of Period                                 62,461           39,254
                                                                               --------         --------

Cash and Cash Equivalents at End of Period                                     $133,594         $ 37,586
                                                                               ========         ========


<

>
                              THERMO FIBERTEK INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                              --------------------------
                                                                              March 31,         April 1,
(In thousands)                                                                     2001             2000
--------------------------------------------------------------------------------------------------------

Noncash Activities:
 Fair value of assets of acquired companies                                    $      -         $  5,285
 Cash paid for acquired companies                                                     -           (3,411)
 Note payable for acquired companies                                                  -             (795)
                                                                               --------         --------

   Liabilities assumed of acquired companies                                   $      -         $  1,079
                                                                               ========         ========

 Amounts forgiven in exchange for the 49% minority interest
   in NEXT Fiber Products (Note 5)                                             $  2,053         $      -
                                                                               ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERTEK INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibertek Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2001, and April 1, 2000. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue
Recognition in Financial Statements" effective as of January 2, 2000. The consolidated balance sheet presented as of December 30, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and deferred gains and losses on foreign currency contracts (Note 6). During the first quarter of 2001 and 2000, the Company had comprehensive income of $4,034,000 and $1,644,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                March 31,        April 1,
(In thousands except per share amounts)                                              2001            2000
---------------------------------------------------------------------------------------------------------

Basic
Income Before Cumulative Effect of Change in Accounting Principle                 $ 3,129         $ 3,560
Cumulative Effect of Change in Accounting Principle
 (net of income taxes of $580)                                                          -            (870)
                                                                                  -------         -------

Net Income                                                                        $ 3,129         $ 2,690
                                                                                  -------         -------

Weighted Average Shares                                                            61,387          61,244
                                                                                  -------         -------

Basic Earnings per Share:
 Income Before Cumulative Effect of Change in Accounting Principle                $   .05         $   .06
 Change in Accounting Principle                                                         -            (.02)
                                                                                  -------         -------

                                                                                  $   .05         $   .04
                                                                                  =======         =======


<

>
                              THERMO FIBERTEK INC.

3.    Earnings per Share (continued)

                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                March 31,        April 1,
(In thousands except per share amounts)                                              2001            2000
---------------------------------------------------------------------------------------------------------

Diluted
Income Before Cumulative Effect of Change in Accounting Principle                 $ 3,129         $ 3,560
Cumulative Effect of Change in Accounting Principle (net of
 income taxes of $580)                                                                  -            (870)
                                                                                  -------         -------

Net Income                                                                        $ 3,129         $ 2,690
Effect of Majority-owned Subsidiary's Dilutive Securities                               -              (4)
                                                                                  -------         -------

Income Available to Common Shareholders, as Adjusted                              $ 3,129         $ 2,686
                                                                                  -------         -------

Weighted Average Shares                                                            61,387          61,244
Effect of Stock Options                                                                61             353
                                                                                  -------         -------

Weighted Average Shares, as Adjusted                                               61,448          61,597
                                                                                  -------         -------

Diluted Earnings per Share:
 Income Before Cumulative Effect of Change in Accounting Principle                $   .05         $   .06
 Change in Accounting Principle                                                         -            (.02)
                                                                                  -------         -------

                                                                                  $   .05         $   .04
                                                                                  =======         =======

      Options to purchase 2,152,000 and 889,000 shares of common stock for the first quarter of 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would be antidilutive.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $12.10 per share, because the effect would be antidilutive.

4.    Business Segment Information

                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                March 31,        April 1,
(In thousands)                                                                       2001            2000
---------------------------------------------------------------------------------------------------------

Revenues:
   Pulp and Papermaking Equipment and Systems                                     $55,987         $55,197
   Water- and Fiber-recovery Services and Products (a)                              2,913           2,733
   Intersegment sales elimination (b)                                                   -              (8)
                                                                                  -------         -------

                                                                                  $58,900         $57,922
                                                                                  =======         =======


<

>
                              THERMO FIBERTEK INC.

4.      Business Segment Information (continued)

                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                March 31,        April 1,
(In thousands)                                                                       2001            2000
---------------------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes, Minority Interest, and Cumulative
 Effect of Change in Accounting Principle:
   Pulp and Papermaking Equipment and Systems                                     $ 6,979         $ 6,885
   Water- and Fiber-recovery Services and Products (a)                               (983)           (303)
   Corporate (c)                                                                     (940)           (961)
                                                                                  -------         -------

   Total Operating Income                                                           5,056           5,621
   Interest Income, Net                                                               268             613
                                                                                  -------         -------

                                                                                  $ 5,324         $ 6,234
                                                                                  =======         =======

(a) Reflects the sale of the Company's fiber-recovery and water-clarification services plant in
    September 2000.
(b) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(c) Primarily general and administrative expenses.

5.    Acquisition of Composites Venture Minority Interest

      In January 2001, the Company's Thermo Fibergen subsidiary acquired the outstanding 49% equity interest in NEXT Fiber Products, Inc. from the minority investors (the seller). Next Fiber Products was a joint venture formed in 1999 to develop, produce, and market fiber-based composite products primarily for the building industry. In exchange for the 49% minority interest, Thermo Fibergen agreed to forgive $2,053,000 due from the seller, which related to the seller's investment in NEXT Fiber Products. The excess of assigned fair value of net assets acquired from the buyout over the acquisition costs resulted in a reduction in the intangible asset recorded at the time of Thermo Fibergen's initial investment in NEXT Fiber Products.

6.    Recent Accounting Pronouncement

      Effective in the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company records in earnings immediately the extent to which a hedge is not effective in achieving offsetting changes in fair value. Adoption of SFAS No. 133 in the first quarter of 2001 did not have a material effect on the Company's financial position and results of operations.

      Forward currency exchange contracts are used primarily by the Company to hedge certain operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in currency exchange rates. Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. The Company enters into these currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. The Company does not hold or transact in financial instruments for purposes other than risk management.

<

>
                              THERMO FIBERTEK INC.

6.    Recent Accounting Pronouncement (continued)

      The Company records its currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of other comprehensive items. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged.

7.    Proposed Spin Off

      On January 31, 2000, Thermo Electron announced that, as part of a major reorganization plan, it plans to spin off its equity interest in the Company as a dividend to Thermo Electron shareholders. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the spin off. The IRS required that, subject to certain conditions, the Company raise additional equity capital in a public offering within one year of the spin off. The Company plans to issue equity in the range of 10 to 20 percent of its outstanding shares to support its current business plan, which includes the repayment of debt, acquisitions, strategic partnerships, and investment in additional capacity for its composites business. Thermo Electron has stated that it expects to complete the spin off in the summer of 2001. The spin off will require Thermo Electron Board of Director actions and other customary conditions. Following the spin off, Thermo Electron will continue to guarantee, in each case on a subordinated basis, the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures due 2004 and Thermo Fibergen's remaining obligation under its redemption rights. Also in connection with the spin off, the Company expects to agree with Thermo Electron to certain restrictions regarding the Company's use of cash and incurrence of debt while such debentures and guarantee remain outstanding. In addition, subject to shareholder approval, the Company plans to change its name to Kadant Inc. and effect a five-for-one reverse stock split of its common stock prior to the spin off.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission.

Overview

Industry Background

      The Company operates in two segments: Pulp and Papermaking Equipment and Systems and Water- and Fiber-recovery Services and Products.

      The Company's products are primarily sold to the paper industry. The paper industry has been in a severe down cycle since 1996 with falling pulp and paper prices and decreased capital spending. As a consequence, the industry has gone through a major consolidation. As paper companies continue to consolidate, they frequently reduce capacity. This trend, along with the paper companies' actions to quickly reduce operating rates and restrict capital spending programs when they perceive weakness in their markets, has affected the Company's business. The Company expects

<

>
                              THERMO FIBERTEK INC.

Overview (continued)

that there will continue to be a significant amount of downtime in the paper industry in 2001. This, coupled with the strong U.S. dollar and high energy costs, will continue to produce a weak market environment that will soften demand for the Company's products in the near term. The Company's results for 2001 will be affected by the ongoing weak market conditions in the paper industry. As such, the Company is adjusting its guidance for the second half of 2001 in light of both the continued weak market conditions in the paper industry and lower revenues in its Water- and Fiber-recovery Services and Products segment (see discussion below). For the full year 2001, the Company expects consolidated revenues of $230 - $240 million, with earnings per diluted share of $0.20 - $0.23. In the longer term, the Company expects the consolidation in the paper industry and improved capacity management will be favorable both to the paper companies and their suppliers. Both these developments will improve the overall financial health of the Company's customers. The Company believes that this will eventually result in stronger markets for the Company's products and systems.

      In the Water- and Fiber-recovery Services and Products segment, the Company expects its growth will primarily come from its recently introduced fiber-based composite products, which consists of soundwall systems, decking, privacy fencing, roofing, and siding. The market for soundwall and privacy fencing products in North America is approximately $2 billion. The market for decking products in North America is approximately $2.5 billion and is estimated to be growing at 8 percent per year. The market for roofing tiles in North America is approximately $4 billion. Composite building products were introduced into the decking market within the last 10 years and currently only represent approximately 5 percent of that market. The Company estimates that composite lumber products currently represent less than 1 percent of the total soundwall, privacy fencing, and roofing markets.
The Company believes that the market for composite building products will grow as customer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products.

Pulp and Papermaking Equipment and Systems Segment

      The Company's Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment designs and manufactures stock-preparation equipment, paper machine accessories, and water-management systems for the paper and paper recycling industries. Principal products manufactured by this segment include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water for paper sheet and web formation. In 2000, this segment acquired the assets of Gauld Equipment Manufacturing Company, Inc., a manufacturer of stock-preparation equipment, and Cyclotech AB-Stockholm, a Swedish manufacturer of stock-preparation equipment.

Water- and Fiber-recovery Services and Products Segment

      The Water- and Fiber-recovery Services and Products segment consists of the Company's Thermo Fibergen subsidiary. Through its GranTek subsidiary, Thermo Fibergen employs patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil and grease absorbents, and cat box fillers. Through Thermo Fibergen's NEXT Fiber Products Inc. subsidiary, formed in October 1999, Thermo Fibergen develops, produces, and markets fiber-based composite products primarily for the building industry, used for applications such as soundwalls, decking, privacy fencing, roofing and siding. In January 2001, the Company acquired the 49% minority interest in NEXT Fiber Products (Note 5). The Company constructed a composites manufacturing facility in Green Bay, Wisconsin, and began limited production there in 2000. The Company is currently working to expand the facility and expects to have the capacity to support up to $20 million in annual revenues by the fourth quarter of 2001. The Company expects its composites business to earn revenues of $4 - $6 million in 2001, including $0.4 - $0.7 million in the second quarter of 2001, increasing to $1.5 - $2.0 million in the fourth quarter of 2001. The Company does not expect to generate operating profits from the composites business until 2002. Prior to September 2000, this segment owned and operated a plant that provided water-

<

>

                              THERMO FIBERTEK INC.

Overview (continued)

clarification and fiber-recovery services to a host mill on a long-term contract basis. The plant, which Thermo Fibergen began operating in July 1998, cleaned and recycled water and long fiber for reuse in the papermaking process. Thermo Fibergen sold this plant to the host mill in September 2000. The Company intends to continue operating in this line of business and is pursuing other fiber-recovery projects.

Manufacturing Facilities

      The Company's manufacturing facilities are principally located in North America and France. The manufacturing facility in France is located at the Company's E. & M. Lamort, S.A. subsidiary, which manufactures stock-preparation equipment, accessories, and water-management systems.

International Sales

      During 2000, approximately 49% of the Company's sales were to customers outside the United States, principally in Europe. The Company generally seeks to charge its customers in the same currency as its operating costs. However, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. The Company reduces its exposure to currency fluctuations through the use of forward currency exchange contracts (Note 6). The Company may enter into forward currency exchange contracts to hedge certain firm purchase and sale commitments denominated in currencies other than its subsidiaries' functional currencies. These contracts principally hedge transactions denominated in U.S. dollars, French francs, and Canadian dollars.

Results of Operations

First Quarter 2001 Compared With First Quarter 2000
---------------------------------------------------

Revenues

      Revenues increased to $58.9 million in the first quarter of 2001 from $57.9 million in the first quarter of 2000. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to other currencies in countries in which the Company operates decreased revenues at the Papermaking Equipment segment by $2.0 million in the first quarter of 2001. Excluding the results of acquisitions and the effect of currency translation, revenues in the Company's Papermaking Equipment segment increased $2.1 million, or 4%. Revenues from that segment's stock-preparation equipment product line increased $3.3 million primarily as a result of an increase in sales in Europe. The Company expects relatively little growth in 2001 in North America due to weak demand, while Europe is expected to be somewhat stronger. The Company expects to see stronger demand for its products and systems in developing markets, such as China. Revenues from the Papermaking Equipment segment's accessories product line decreased $1.5 million primarily as a result of a decrease in demand in North America due to adverse market conditions. Revenues from the Papermaking Equipment segment's water management product line increased $0.4 million due to increased demand in Europe, offset in part by a decrease in demand in North America due to adverse market conditions. The Water- and Fiber-recovery Services and Products segment revenues increased $0.2 million, primarily due to $0.9 million of sales from its recently introduced composite products. This increase was largely offset by decreased demand for cellulose-based products from one of that segment's largest customers, offset in part by a net increase in demand from other customers, as well as a $0.4 million decrease in revenues as a result of the sale of the fiber-recovery and water-clarification services plant in September 2000.

<

>
                              THERMO FIBERTEK INC.

First Quarter 2001 Compared With First Quarter 2000 (continued)
---------------------------------------------------

Gross Profit Margin

      The gross profit margin decreased to 39% in the first quarter of 2001 from 40% in the first quarter of 2000. The gross profit margin decreased at the Water- and Fiber-recovery Services and Products segment, primarily due to an increase of approximately $0.5 million in the cost of natural gas at GranTek in the first quarter of 2001 and, to a lesser extent, low gross profit margins as a result of startup efforts at its new fiber-based composites business. The gross profit margin was relatively unchanged at 40% at the Papermaking Equipment segment in 2001 compared with 2000.

Other Operating Expenses

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 27% in the first quarters of 2001 and 2000.

      Research and development expenses decreased slightly to $1.8 million in the first quarter of 2001, compared with $1.9 million in the first quarter of 2000, or 3% of revenues in both periods. The Company expects to increase its research and development expenses as it develops new products at its fiber-based composites business.

Interest Income and Expense

      Interest income decreased to $2.1 million in the first quarter of 2001 from $2.5 million in the first quarter of 2000, due to lower average invested balances and lower prevailing interest rates. The Company expects interest income to decrease in 2001 as a result of lower cash balances due to the September 2000 redemption and the anticipated September 2001 redemption of Thermo Fibergen's common stock, as well as lower prevailing interest rates. Interest expense was unchanged at $1.9 million in the first quarters of 2001 and 2000.

Income Taxes

      The effective tax rate was 42% in the first quarter of 2001, compared with 41% in the first quarter of 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

Minority Interest

      Minority interest income in the first quarter of 2001 primarily represents the minority investor's share of losses in the Company's majority-owned subsidiaries. Minority interest expense in the first quarter of 2000 primarily represents accretion of Thermo Fibergen's common stock subject to redemption, offset in part by the minority investor's share of losses in Thermo Fibergen's NEXT Fiber Products subsidiary.

Contingency

      Sequa Corporation has made a claim in arbitration against the Company for $3.5 million for alleged breach of the contract pursuant to which Sequa purchased the stock of the Company's subsidiary, Thermo Wisconsin Inc. in February 1999. The Company has denied the charges and is defending the matter vigorously. In the opinion of management, the ultimate resolution of this matter will not materially affect the Company's financial statements.

<

>
                              THERMO FIBERTEK INC.

Liquidity and Capital Resources

      Consolidated working capital was $177.9 million at March 31, 2001, compared with $173.1 million at December 30, 2000. Included in working capital are cash, cash equivalents, and available-for-sale investments of $152.7 million at March 31, 2001, compared with $148.6 million at December 30, 2000. In addition, the Company had $3.8 million and $5.7 million invested in an advance to affiliate as of March 31, 2001 and December 30, 2000, respectively. Of the total cash, cash equivalents, and available-for-sale investments at March 31, 2001, $12.3 million and $7.3 million was held by the Company's majority-owned Thermo Fibergen and Thermo Fiberprep subsidiaries, respectively, and the remainder was held by the Company and its wholly owned subsidiaries. At March 31, 2001, $44.8 million of the Company's cash and cash equivalents was held by its foreign subsidiaries.

      During the first three months of 2001, $2.1 million of cash was provided by operating activities. Inventories and unbilled contract costs and fees used cash of $2.2 million, including $3.5 million related to an increase in inventories, primarily in the stock-preparation product line, offset in part by $1.2 million related to a decrease in unbilled contract costs and fees, primarily in the stock-preparation product line due to the timing of billings. An increase in accounts payable provided $2.8 million of cash primarily in the stock-preparation product line due to the timing of payments. In addition, a decrease in other current liabilities used $3.6 million of cash, consisting primarily of a $1.7 million paid for interest accrued at year-end, a $1.3 million net decrease in accrued payroll and employee benefits, and a $0.5 million decrease in billings in excess of costs and fees related to the timing of billings on long-term contracts.

      During the first three months of 2001, the Company's investing activities, excluding available-for-sale investments and advance to affiliate activity, used $0.9 million of cash. The Company purchased property, plant, and equipment for $1.2 million, including $0.8 million at Thermo Fibergen. In addition, the Company received cash of $0.6 million from a note receivable related to Thermo Fibergen's September 2000 sale of its fiber-recovery and water-clarification systems plant.

      During the first three months of 2001, the Company's financing activities used $0.2 million of cash primarily to fund the repayment of a long-term obligation.

      During the month of September 2000, the initial redemption period, holders of Thermo Fibergen's common stock and common stock redemption rights surrendered 2,713,951 shares of Thermo Fibergen's common stock at a redemption price of $12.75 per share, for a total $34.6 million. Thermo Fibergen used available working capital to fund the payment and retired these shares immediately following the redemption. Holders of a redemption right have the option to require Thermo Fibergen to redeem one share of Thermo Fibergen's common stock at a redemption price of $12.75 per share in September 2001, the next and final redemption period. A redemption right may only be exercised if the holder owns a share of Thermo Fibergen's common stock at the same time. As of March 31, 2001, there were 2,001,049 redemption rights outstanding and 1,087,299 shares of Thermo Fibergen's common stock held by persons other than the Company. In addition, the Company and/or Thermo Fibergen may acquire additional shares of Thermo Fibergen's common stock in the open market. To the extent the number of rights exceeds the number of shares of Thermo Fibergen's common stock held by persons other than the Company, the maximum redemption value that Thermo Fibergen would be required to pay is an amount equal to the redemption price of $12.75 per share times the total number of shares of Thermo Fibergen's common stock outstanding held by persons other than the Company at the time of the redemption. At March 31, 2001, the Company expects this amount will not exceed $17.0 million. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron, but the Company is required to reimburse Thermo Electron if Thermo Electron makes any payment under the guarantee. In addition, the Company has agreed to lend Thermo Fibergen up to $15 million on commercially reasonable terms for the September 2001 redemption obligation and for working capital needs.

      At March 31, 2001, the Company had $74.4 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. The Company does not intend to repatriate undistributed foreign earnings into the U.S., and does not expect that this will have a material adverse effect on the Company's current liquidity.

<

>
                              THERMO FIBERTEK INC.

Liquidity and Capital Resources (continued)

      During the remainder of 2001, the Company plans to make expenditures for property, plant, and equipment of approximately $6.7 million. Included in this amount is $3.3 million for Thermo Fibergen, which intends to make capital expenditures to develop and expand its fiber-based composites business. This business will continue to require a significant amount of capital investment as the business grows. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from its exposure at year-end 2000.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.
<

>
                              THERMO FIBERTEK INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 2001.

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

<

>
                              THERMO FIBERTEK INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  10 Amendment No. 1 to Agreement of Loan dated as of May 7, 2001, between the Company and Thermo Fibergen Inc.