Form 10-Q
period 2001-06-30
KADANT INC
filed 2001-08-14
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended June 30, 2001

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-11406

                                   KADANT INC.

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

       Registrant's telephone number, including area code: (781) 370-1650

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                         Outstanding at July 30, 2001
     ----------------------------              ----------------------------
     Common Stock, $.01 par value                      12,277,147

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                                   KADANT INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                 June 30,    December 30,
(In thousands)                                                                       2001            2000
---------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                       $145,755        $ 62,461
 Advance to affiliate                                                               3,498           5,704
 Available-for-sale investments, at quoted market value
   (amortized cost of $17,434 and $86,104)                                         17,434          86,137
 Accounts receivable, less allowances of $3,026 and $2,182                         34,686          43,866
 Unbilled contract costs and fees                                                   9,436           8,029
 Inventories:
   Raw materials and supplies                                                      13,896          13,218
   Work in process                                                                  6,684           4,825
   Finished goods (includes $1,874 and $3,765 at customer locations)               15,180          15,034
 Deferred tax asset                                                                 9,517           8,879
 Other current assets                                                               4,722           3,625
                                                                                 --------        --------

                                                                                  260,808         251,778
                                                                                 --------        --------

Property, Plant, and Equipment, at Cost                                            69,413          67,646
 Less:  Accumulated depreciation and amortization                                  40,734          38,064
                                                                                 --------        --------

                                                                                   28,679          29,582
                                                                                 --------        --------

Other Assets (Note 5)                                                              12,130          13,755
                                                                                 --------        --------

Goodwill (Note 10)                                                                117,025         119,100
                                                                                 --------        --------

                                                                                 $418,642        $414,215
                                                                                 ========        ========

<

>


                                   KADANT INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                 June 30,    December 30,
(In thousands except share amounts)                                                  2001            2000
---------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations                                     $    562        $    562
 Accounts payable                                                                  24,449          21,921
 Accrued income taxes                                                               7,354           4,986
 Accrued payroll and employee benefits                                              7,005           7,727
 Accrued warranty costs                                                             4,645           5,666
 Deferred revenue                                                                   2,117           3,600
 Customer deposits                                                                  2,545           3,476
 Other accrued expenses                                                            13,967          12,433
 Common stock of subsidiary subject to redemption (at redemption value)            17,026          17,026
 Due to parent company and affiliated companies                                       789           1,284
                                                                                 --------        --------

                                                                                   80,459          78,681
                                                                                 --------        --------

Deferred Income Taxes and Other Deferred Items                                      7,987           8,042
                                                                                 --------        --------

Long-term Obligations:
 Subordinated convertible debentures                                              153,000         153,000
 Notes payable                                                                      1,141           1,650
                                                                                 --------        --------

                                                                                  154,141         154,650
                                                                                 --------        --------

Minority Interest (Note 5)                                                            293           2,209
                                                                                 --------        --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;
   12,732,455 shares issued (Note 7)                                                  127             127
 Capital in excess of par value                                                    77,507          77,231
 Retained earnings                                                                139,098         133,522
 Treasury stock at cost, 455,146 shares (Note 7)                                  (20,758)        (20,758)
 Deferred compensation                                                                (20)            (36)
 Accumulated other comprehensive items (Notes 2 and 6)                            (20,192)        (19,453)
                                                                                 --------        --------

                                                                                  175,762         170,633
                                                                                 --------        --------

                                                                                 $418,642        $414,215
                                                                                 ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

<

>

                                   KADANT INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                               --------------------------
                                                                               June 30,           July 1,
(In thousands except per share amounts)                                            2001              2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                        $56,732           $60,565
                                                                                -------           -------

Costs and Operating Expenses:
 Cost of revenues                                                                36,084            37,930
 Selling, general, and administrative expenses (Notes 9 and 10)                  14,585            15,749
 Research and development expenses                                                1,871             1,953
 Gain on sale of property                                                             -              (971)
                                                                                -------           -------

                                                                                 52,540            54,661
                                                                                -------           -------

Operating Income                                                                  4,192             5,904

Interest Income                                                                   1,812             2,691
Interest Expense                                                                 (1,871)           (1,865)
                                                                                -------           -------

Income Before Provision for Income Taxes and Minority Interest                    4,133             6,730
Provision for Income Taxes                                                        1,736             2,775
Minority Interest (Income) Expense (Note 5)                                         (50)               45
                                                                                -------           -------

Net Income                                                                      $ 2,447           $ 3,910
                                                                                =======           =======

Basic and Diluted Earnings per Share (Notes 3 and 7)                            $   .20           $   .32
                                                                                =======           =======

Weighted Average Shares (Notes 3 and 7):
 Basic                                                                           12,277            12,257
                                                                                =======           =======

 Diluted                                                                         12,294            12,301
                                                                                =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>

                                   KADANT INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                               --------------------------
                                                                               June 30,           July 1,
(In thousands except per share amounts)                                            2001              2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                       $115,632          $118,487
                                                                               --------          --------

Costs and Operating Expenses:
 Cost of revenues                                                                72,280            72,537
 Selling, general, and administrative expenses (Notes 9 and 10)                  30,441            31,580
 Research and development expenses                                                3,663             3,816
 Gain on sale of property                                                             -              (971)
                                                                               --------          --------

                                                                                106,384           106,962
                                                                               --------          --------

Operating Income                                                                  9,248            11,525

Interest Income                                                                   3,953             5,194
Interest Expense                                                                 (3,744)           (3,755)
                                                                               --------          --------

Income Before Provision for Income Taxes, Minority
 Interest, and Cumulative Effect of Change in Accounting
 Principle                                                                        9,457            12,964
Provision for Income Taxes                                                        3,955             5,300
Minority Interest (Income) Expense (Note 5)                                         (74)              194
                                                                               --------          --------

Income Before Cumulative Effect of Change in Accounting
 Principle                                                                        5,576             7,470
Cumulative Effect of Change in Accounting Principle (net of
 income taxes of $580)                                                                -              (870)
                                                                               --------          --------

Net Income                                                                     $  5,576          $  6,600
                                                                               ========          ========

Basic and Diluted Earnings per Share Before Cumulative
 Effect of Change in Accounting Principle (Notes 3 and 7)                      $    .45          $    .61
                                                                               ========          ========

Basic and Diluted Earnings per Share (Notes 3 and 7)                           $    .45          $    .54
                                                                               ========          ========

Weighted Average Shares (Notes 3 and 7):
 Basic                                                                           12,277            12,253
                                                                               ========          ========

 Diluted                                                                         12,292            12,310
                                                                               ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                                   KADANT INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                               -------------------------
                                                                               June 30,          July 1,
(In thousands)                                                                     2001             2000
--------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                    $  5,576         $  6,600
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Cumulative effect of change in accounting principle                              -              870
     Depreciation and amortization                                                4,720            4,842
     Provision for losses on accounts receivable                                    635              742
     Minority interest (income) expense (Note 5)                                    (74)             194
     Gain on sale of property                                                         -             (971)
     Other noncash items                                                           (190)             (43)
     Changes in current accounts, excluding the effects of
       acquisitions and dispositions:
        Accounts receivable                                                       7,674           12,295
        Inventories and unbilled contract costs and fees                         (4,808)          (2,326)
        Other current assets                                                     (2,705)             (40)
        Accounts payable                                                          2,535             (775)
        Other current liabilities                                                   (65)         (10,865)
                                                                               --------         --------

          Net cash provided by operating activities                              13,298           10,523
                                                                               --------         --------

Investing Activities:
 Acquisitions, net of cash acquired                                                   -           (2,998)
 Acquisition of capital equipment and technology                                      -           (1,200)
 Proceeds from sale of property                                                       -            3,909
 Advances (to) from affiliate, net                                                2,206          (14,039)
 Purchases of available-for-sale investments                                          -          (18,500)
 Proceeds from maturities of available-for-sale investments                      68,671           33,549
 Purchases of property, plant, and equipment                                     (2,390)          (2,689)
 Payments received on note for sale of property                                   1,200                -
 Other, net                                                                          46                2
                                                                               --------         --------

          Net cash provided by (used in) investing activities                    69,733           (1,966)
                                                                               --------         --------

Financing Activities:
 Net proceeds from issuance of Company and subsidiary common stock                  321              448
 Repayments of long-term obligations                                               (509)               -
                                                                               --------         --------

          Net cash provided by (used in) financing activities                      (188)             448
                                                                               --------         --------

Exchange Rate Effect on Cash                                                        451           (2,486)
                                                                               --------         --------

Increase in Cash and Cash Equivalents                                            83,294            6,519
Cash and Cash Equivalents at Beginning of Period                                 62,461           39,254
                                                                               --------         --------

Cash and Cash Equivalents at End of Period                                     $145,755         $ 45,773
                                                                               ========         ========


<

>
                                   KADANT INC.

                Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                               -------------------------
                                                                               June 30,          July 1,
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

>
                                   KADANT INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Kadant Inc., (the Company, formerly Thermo Fibertek Inc.) (Note 7) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001, and July 1, 2000, and the cash flows for the six-month periods ended June 30, 2001, and July 1, 2000. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and deferred gains and losses on foreign currency contracts (Note 6). During the second quarter of 2001 and 2000, the Company had comprehensive income of $803,000 and comprehensive loss of $255,000, respectively. During the first six months of 2001 and 2000, the Company had comprehensive income of $4,838,000 and $1,389,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                     Three Months Ended              Six Months Ended
                                                   -----------------------        -----------------------
                                                  June 30,         July 1,       June 30,         July 1,
(In thousands except per share amounts)               2001            2000           2001            2000
---------------------------------------------------------------------------------------------------------

Basic
Income Before Cumulative Effect of
 Change in Accounting Principle                    $ 2,447         $ 3,910        $ 5,576         $ 7,470
Cumulative Effect of Change in Accounting
 Principle (net of income taxes of $580)                 -               -              -            (870)
                                                   -------         -------        -------         -------

Net Income                                         $ 2,447         $ 3,910        $ 5,576         $ 6,600
                                                   -------         -------        -------         -------

Weighted Average Shares                             12,277          12,257         12,277          12,253
                                                   -------         -------        -------         -------

Basic Earnings per Share:
 Income Before Cumulative Effect of Change
   in Accounting Principle                         $   .20         $   .32        $   .45         $   .61
 Change in Accounting Principle                          -               -              -            (.07)
                                                   -------         -------        -------         -------

                                                   $   .20         $   .32        $   .45         $   .54
                                                   =======         =======        =======         =======


<

>
                                   KADANT INC.

3.    Earnings per Share (continued)

                                                     Three Months Ended               Six Months Ended
                                                  ------------------------        -----------------------
                                                  June 30,         July 1,       June 30,         July 1,
(In thousands except per share amounts)               2001            2000           2001            2000
---------------------------------------------------------------------------------------------------------

Diluted
Income Before Cumulative Effect of Change
 in Accounting Principle                           $ 2,447         $ 3,910        $ 5,576         $ 7,470
Cumulative Effect of Change in
 Accounting Principle (net of income
 taxes of $580)                                          -               -              -            (870)
                                                   -------         -------        -------         -------

Net Income                                         $ 2,447         $ 3,910        $ 5,576         $ 6,600
Effect of Majority-owned Subsidiary's
 Dilutive Securities                                     -              (3)             -              (7)
                                                   -------         -------        -------         -------

Income Available to Common Shareholders,
 as Adjusted                                       $ 2,447         $ 3,907        $ 5,576         $ 6,593
                                                   -------         -------        -------         -------

Weighted Average Shares                             12,277          12,257         12,277          12,253
Effect of Stock Options                                 17              44             15              57
                                                   -------         -------        -------         -------

Weighted Average Shares, as Adjusted                12,294          12,301         12,292          12,310
                                                   -------         -------        -------         -------

Diluted Earnings per Share:
 Income Before Cumulative Effect of
   Change in Accounting Principle                  $   .20         $   .32        $   .45         $   .61
 Change in Accounting Principle                          -               -              -            (.07)
                                                   -------         -------        -------         -------

                                                   $   .20         $   .32        $   .45         $   .54
                                                   =======         =======        =======         =======

      Options to purchase 401,400 and 194,200 shares of common stock for the second quarter of 2001 and 2000, respectively, and 415,900 and 186,000 shares of common stock for the first six months of 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would be antidilutive.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $60.50 per share, because the effect would be antidilutive.

<

>
                                   KADANT INC.

4.      Business Segment Information

                                                      Three Months Ended               Six Months Ended
                                                    -----------------------        ------------------------
                                                    June 30,        July 1,        June 30,         July 1,
(In thousands)                                          2001           2000            2001            2000
-----------------------------------------------------------------------------------------------------------

Revenues:
   Pulp and Papermaking Equipment and
     Systems                                        $ 54,686       $ 58,821        $110,673        $114,018
   Composite and Fiber-based Products (a)              2,046          1,746           4,959           4,479
   Intersegment sales elimination (b)                      -             (2)              -             (10)
                                                    --------       --------        --------        --------

                                                    $ 56,732       $ 60,565        $115,632        $118,487
                                                    ========       ========        ========        ========

Income Before Provision for Income Taxes,
 Minority Interest, and Cumulative Effect of
 Change in Accounting Principle:
   Pulp and Papermaking Equipment and Systems       $  6,404       $  7,169        $ 13,383        $ 14,054
   Composite and Fiber-based Products (a)             (1,253)          (738)         (2,236)         (1,041)
   Corporate (c)                                        (959)          (527)         (1,899)         (1,488)
                                                    --------       --------        --------        --------

   Total Operating Income                              4,192          5,904           9,248          11,525
   Interest Income (Expense), Net                        (59)           826             209           1,439
                                                    --------       --------        --------        --------

                                                    $  4,133       $  6,730        $  9,457        $ 12,964
                                                    ========       ========        ========        ========

Capital Expenditures:
   Pulp and Papermaking Equipment and Systems       $    348       $    352        $    732        $    720
   Composite and Fiber-based Products                    864            969           1,658           1,969
                                                    --------       --------        --------        --------

                                                    $  1,212       $  1,321        $  2,390        $  2,689
                                                    ========       ========        ========        ========

(a) Reflects the sale of the Company's fiber-recovery and water-clarification services plant in September 2000.
(b) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(c) Primarily general and administrative expenses.  Includes gain on sale of property of $1.0 million in the
    2000 periods.

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

<

>
                                   KADANT INC.

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

7.    Name Change and Reverse Stock Split

      The Company changed its name to Kadant Inc., traded under the ticker symbol "KAI" on the American Stock Exchange, and effected a one-for-five reverse split of its common stock on July 12, 2001. The name change and reverse stock split were approved by the Company's shareholders at the annual meeting of the shareholders on May 15, 2001. All share and per share information, including the conversion price of the Company's subordinated debt, has been restated to reflect the reverse stock split.

8.    Spin Off

      On January 31, 2000, Thermo Electron announced that, as part of a major reorganization plan, it planned to spin off its equity interest in the Company as a dividend to Thermo Electron shareholders. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the spin off. The IRS required that the Company raise additional equity capital in a public offering within one year of the spin off in the range of 10 to 20 percent of its outstanding shares. The offering will also support the Company's current business plan, which includes the repayment of debt, acquisitions, strategic partnerships, and investment in additional capacity for its composites business. On July 9, 2001, the Thermo Electron board of directors declared a dividend of all of its equity interest in the Company. The dividend was distributed on August 8, 2001 (Spinoff Date) to Thermo Electron shareholders of record on July 30, 2001. The distribution was on the basis of 0.0612 share of Company common stock for each share of Thermo Electron common stock outstanding.

<

>
                                   KADANT INC.

9.    Corporate Services Agreement

      Prior to the spin off, the Company and Thermo Electron were parties to a corporate services agreement under which Thermo Electron's corporate staff provided certain administrative services for which the Company was assessed an annual fee equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% for the fiscal quarter ending June 30, 2001, and effective July 1, 2001, the fee was reduced to 0.4% of the Company's consolidated revenues for the fiscal quarter ending September 29, 2001. The corporate services agreement terminated as of the Spinoff Date and was replaced by a transition services agreement (Note 10).

10.   Subsequent Events

Plan and Agreement of Distribution

      In connection with the spin off, the Company and Thermo Electron have entered into a plan and agreement of distribution. The agreement provides, among other things, for restrictions relating to the Company's ability to use cash or incur debt during the time that Thermo Electron continues to guarantee the Company's $153.0 million, 4 1/2% subordinated convertible debentures due 2004, and Thermo Fibergen's obligations to redeem the outstanding shares of Thermo Fibergen that are not held by the Company. These restrictions include financial covenants requiring (1) the ratio of the Company's net indebtedness to net capitalization not to exceed 40% and (2) the sum of the Company's (a) operating income (excluding restructuring and other unusual items (such as gains on sales of assets) included in operating income), (b) amortization of goodwill and other intangible assets, and (c) interest income, to be at least four times greater than interest expense. In the event that the Company fails to comply with the financial covenants and has not cured its noncompliance within the applicable cure period, the Company will be obligated to relieve Thermo Electron of its obligations under all of its outstanding guarantees of the Company's performance and payment in connection with the Company's debentures and Thermo Fibergen's obligations to redeem outstanding shares of Thermo Fibergen common stock. If required to satisfy this obligation to Thermo Electron, the Company could, among other things, refinance the Company's debentures, conduct an exchange offer for the Company's debentures or all of Thermo Fibergen's common stock subject to outstanding Thermo Fibergen redemption rights, or repay in full the underlying obligation. In addition, in the event that the Company undergoes a change in control, the Company has agreed to fully cash collateralize or back with one or more letters of credit all of the Company's obligations under the debentures and in connection with the redemption of outstanding shares of Thermo Fibergen common stock. The Company is in compliance with all covenants of the agreement.

Transition Services Agreement

      In connection with the spin off, the Company and Thermo Electron have entered into a transition services agreement. The agreement provides that Thermo Electron will continue to provide the Company with certain administrative services until December 29, 2001. The Company will pay a fee under this agreement equal to 0.4% and 0.2% of the Company's consolidated revenues for the fiscal quarters ending September 29, 2001 and December 29, 2001, respectively, plus out-of-pocket and third party expenses. The Company believes the charges under the transition services agreement are reasonable and the terms of the agreement are fair to the Company.

Tax Matters Agreement

      Prior to the spin off, the Company and Thermo Electron were parties to a tax allocation agreement under which the Company and its subsidiaries were included in the consolidated federal and state income tax returns filed by Thermo Electron. The tax allocation agreement provided that in years in which these entities had taxable income, the Company would pay to Thermo Electron amounts comparable to the taxes the Company would have paid if the Company had filed separate tax returns. In years in which these entities included a loss, Thermo Electron would reimburse the Company the amount that the Company would have received if the Company had filed separate tax returns. The tax allocation agreement terminated as of the Spinoff Date and the Company and Thermo Electron entered into a tax matters agreement.

<

>
                                   KADANT INC.

10.   Subsequent Events (continued)

      The tax matters agreement requires, among other things, that the Company file its own income tax returns for tax periods beginning immediately after the Spinoff Date. In addition, the tax matters agreement requires that the Company indemnify Thermo Electron, but not the stockholders of Thermo Electron, against liability for taxes resulting from (a) the conduct of the Company's business following the distribution or (b) the failure of the distribution to Thermo Electron stockholders of shares of the Company's common stock or of the Viasys Healthcare Inc. common stock to continue to qualify as a tax-free spin-off under
Section 355 of the Internal Revenue Code as a result of certain actions that the Company takes following the distribution. Thermo Electron has agreed to indemnify the Company against taxes resulting from the conduct of Thermo Electron's business prior to and following the distribution or from the failure of the distribution of shares of the Company's common stock to the Thermo Electron stockholders to continue to qualify as a tax-free spin off other than as a result of some actions that the Company may take following the distribution. Although not anticipated, if any of the Company's post-distribution activities causes the distribution to become taxable, the Company could incur liability to Thermo Electron and/or various taxing authorities, which could adversely affect the Company's results of operations, financial position and cash flows.

Stock Option Exchange

      In connection with the spin off, options to purchase shares of Thermo Electron common stock held by the Company's employees were exchanged for options to purchase 566,900 shares of the Company's common stock. The resulting options in the Company's common stock maintained their intrinsic value, and their original option periods and vesting provisions in accordance with the methodology set forth in the Financial Accounting Standards Board (FASB) Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

Preferred Stock

      On May 15, 2001, at the annual meeting of the Company's shareholders, the shareholders voted to approve an amendment, previously adopted by the Company's Board of Directors, to the Company's Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's Board of Directors without further shareholder approval. Subsequently, the Board of Directors designated 15,000 shares of such preferred stock as Series A junior participating preferred stock for issuance under the Company's Shareholder Rights Plan (see below). The charter amendment effecting these actions was incorporated into the Company's restated Certificate of Incorporation filed on August 7, 2001.

Shareholder Rights Plan

      In connection with the spin off, the Company's Board of Directors adopted a shareholder rights plan. Under the plan, one right was distributed as of the close of business on August 6, 2001, for each share of the Company's common stock outstanding at that time. The rights plan is designed to provide shareholders with fair and equal treatment in the event of an unsolicited attempt to acquire the Company. At the time of distribution, the rights were attached to the Company's outstanding common stock and are not separately transferable or exercisable. The rights will become exercisable if a person acquires 15 percent or more of the Company's common stock, or a tender or exchange offer is commenced for 15 percent or more of the Company's common stock, unless, in either case, the transaction was approved by the Company's board of directors. If the rights become exercisable, each right will initially entitle the Company's shareholders to purchase .0001 of a share of the Company's Series A junior participating preferred stock, $.01 par value, at an exercise price of $75. In addition, except with respect to transactions approved by the Company's board of directors, if the Company is involved in a merger or other transaction with another company in which it is not the surviving corporation, or the Company sells or transfers 50 percent or more of its assets or earning power to another company, each right (other than rights owned by the acquirer) will entitle its holder to purchase $75 worth of the common stock of the acquirer at half the market value at that time. The Company is entitled to redeem the rights at $.001 per right at any time prior to the tenth business day (or later, if so determined by the board of directors) after the acquisition of 15 percent or more of the Company's common stock. Unless the rights are redeemed or exchanged earlier, they will expire on July 16, 2011.

<

>
                                   KADANT INC.

10.   Subsequent Events (continued)

Recent Accounting Pronouncement

      In July 2001, the Financial Accounting Standards Board released for issuance Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, effective for the fiscal year beginning December 30, 2001, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. Amortization of goodwill, on an after-tax basis, for the three-month and six-month periods ended June 30, 2001, was $588,000 and $1,172,000, respectively. The Company is evaluating the impact of these standards and has not yet determined the effect, if any, of adoption of the impairment requirement on its financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks, "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in the Information Statement filed with the Securities and Exchange Commission as Exhibit 99.1 to our Current Report on Form 8-K on August 6, 2001.

Overview

      We operate in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. We are a leading designer and manufacturer of stock-preparation systems and equipment, papermaking machine accessories and water-management systems for the pulp and paper industry. We have been in operation for more than 100 years and have a large, stable customer base that includes most paper manufacturers in the world. We also have one of the largest installed bases of equipment in the pulp and paper industry, which provides us with a relatively stable, higher margin, spare parts and consumables business. In addition, we manufacture and market composite and fiber-based products, including composite building products.

      Prior to our incorporation, we operated as a division of Thermo Electron Corporation. We were incorporated in Delaware in November 1991 as a wholly owned subsidiary of Thermo Electron. We conducted an initial public offering of our common stock in November 1992 and became a majority-owned subsidiary of Thermo Electron. On July 12, 2001, we changed our name from Thermo Fibertek Inc. to Kadant Inc., and on August 8, 2001, we were spunoff from Thermo Electron and became a fully independent public company (Note 9).

      Pulp and Papermaking Equipment and Systems Segment

      Our Papermaking Equipment segment designs and manufactures stock-preparation equipment, paper machine accessories and water-management systems for the paper and paper recycling industries. Principal products manufactured by this segment include:

      - custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper;

<

>

                                   KADANT INC.

Overview (continued)

      - accessory equipment and related consumables important to the efficient operation of papermaking machines; and

      - water-management systems essential for the continuous cleaning of papermaking machine fabrics and the draining, purifying and recycling of process water for paper sheet and web formation.

      Composite and Fiber-based Products Segment

      Our Composite and Fiber-based Products segment, represented by our Thermo Fibergen subsidiary, consists of our composite building and fiber-based product lines. We develop, produce and market fiber-based composite building products, primarily for the building industry, used for such applications as soundwalls, privacy fencing, decking and roof tiles. We also employ patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are primarily used as agricultural carriers.

      In January 2001, we acquired the remaining 49% equity interest that we did not already own in NEXT Fiber Products, which is responsible for our composite building products line. We established a composite building products manufacturing facility in Green Bay, Wisconsin, and began limited production at the facility in 2000.

      Prior to September 2000, this segment owned and operated a plant that provided water-clarification and fiber-recovery services to a host mill on a long-term contract basis. The plant, which we began operating in July 1998, cleaned and recycled water and long fiber for reuse in the papermaking process. We sold this plant to the host mill in September 2000, although we intend to continue operating in this line of business and are pursuing other fiber-recovery projects.

      Dryers and Pollution-control Equipment Segment

      Prior to February 1999, we also operated in the Dryers and Pollution-control Equipment segment, which consisted of our Thermo Wisconsin Inc. subsidiary. This segment manufactured and marketed dryers and pollution-control equipment for the printing, papermaking and converting industries. In February 1999, we sold our Thermo Wisconsin subsidiary for $13.6 million in cash.

      International Sales

      During 2000, approximately 49% of our sales were to customers outside the United States, principally in Europe. We generally seek to charge our customers in the same currency as our operating costs. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts principally hedge transactions denominated in U.S. dollars, French francs and Canadian dollars.

      Industry Outlook

      Our products are primarily sold to the pulp and paper industry. The paper industry is currently in a relatively severe down cycle, with falling pulp and paper prices and decreased capital spending. As a consequence, the industry has gone through a major consolidation. As paper companies continue to consolidate, they frequently reduce capacity. This trend, along with paper companies' actions to quickly reduce operating rates and restrict capital spending programs when they perceive weakness in their markets, has adversely affected our business. We expect that there

<

>
                                   KADANT INC.

Overview (continued)

will continue to be a significant amount of downtime in the pulp and paper industry in 2001. This, coupled with the strong U.S. dollar and high energy costs, will continue to produce a weak market environment that will soften demand for our products in the foreseeable future. Our results for 2001 and possibly 2002 will be affected by the ongoing weak market conditions in the pulp and paper industry. In the longer term, we expect the consolidation in the paper industry and improved capacity management will be favorable both to paper companies and to their suppliers. In light of these factors, we expect earnings in the third quarter of 2001 for the company overall to be in the range of $.15 to $.20 per share, on revenues of $55 to $60 million. For the year 2001, we expect earnings per share of $.80 to $.90, on revenues of $225 to $230 million. Looking ahead to 2002, we estimate earnings for the year to increase to $.90 to $1.05 per share by focusing on a more favorable product mix that includes higher-margin aftermarket sales and reducing operating expenses in our businesses that serve the pulp and paper industry, as well as lowering operating losses in the composites business. Revenues in 2002 are expected to be between $225 and $230 million. In the Composite and Fiber-based Products segment, we expect our growth will primarily come from our recently introduced composite building products line, which consists of soundwall systems, decking, privacy fencing and roofing tiles. Although startups are difficult to forecast, our estimate of revenues from this business for each of the remaining quarters in 2001 is $300,000 to $500,000, and for the year 2001 just below $2 million. Revenues in 2002 are expected to be $4 to $6 million from sales of composites. These results represent our lower expectations as we work to expand our distribution network for these fiber-based building materials. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products.

Results of Operations

Second Quarter 2001 Compared With Second Quarter 2000
-----------------------------------------------------

Revenues

      Revenues decreased to $56.7 million in the second quarter of 2001 from $60.6 million in the second quarter of 2000. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to other currencies in countries in which we operate decreased revenues at the Papermaking Equipment segment by $1.0 million in the second quarter of 2001.

      Pulp and Papermaking Equipment and Systems Segment. Excluding the results of acquisitions and the effect of currency translation, revenues in our Papermaking Equipment segment decreased $3.4 million, or 6%. Revenues from that segment's accessories and water management product lines decreased $1.7 million and $1.3 million, respectively, primarily as a result of a decrease in demand in North America due to adverse market conditions. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased $0.3 million as a result of a decrease in sales in North America, which was largely offset by an increase in sales in Europe. We expect relatively little growth in 2001 in North America due to weak demand, while Europe is expected to be slightly stronger. We expect to see stronger demand for our products and systems in developing markets, such as China.

      Composite and Fiber-based Products Segment. The Composite and Fiber-based Products segment revenues increased $0.3 million, primarily due to $0.4 million of sales from its recently introduced composite building products and $0.3 million increase in sales from the fiber-based products business. These increases were offset in part by a $0.4 million decrease in revenues as a result of the sale of the fiber-recovery and water-clarification services plant in September 2000.

<

>
                                   KADANT INC.

Second Quarter 2001 Compared With Second Quarter 2000 (continued)
-----------------------------------------------------

Gross Profit Margin

      The gross profit margin decreased to 36% in the second quarter of 2001 from 37% in the second quarter of 2000. The gross profit margin decreased at the Composite and Fiber-based Products segment, primarily due to the absence in 2001 of higher-margin revenues from the fiber-recovery and water-clarification services plant, as well as negative gross profit margins as a result of startup efforts at its new composite building products business. The gross profit margin was unchanged at 37% at the Papermaking Equipment segment in the second quarters of 2001 and 2000.

Other Operating Expenses

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 26% in the second quarters of 2001 and 2000. Selling, general, and administrative expenses decreased to $14.6 million in 2001 from $15.7 million in 2000 due to decreased general and administrative expenses in the Papermaking Equipment segment and the absence in the 2001 period of a $0.6 million charge for a customer dispute expensed in 2000. Prior to the spin off, the Company and Thermo Electron were parties to a corporate services agreement under which Thermo Electron's corporate staff provided certain administrative services, for which the Company was assessed an annual fee equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6%, 0.4%, and 0.2% for the fiscal quarters ending June 30, 2001, September 29, 2001, and December 29, 2001, respectively, plus out-of-pocket and third party expenses. The corporate services agreement terminated as of the Spinoff Date and was replaced by a transition services agreement with the same fee structure (Notes 9 and 10).

      Research and development expenses decreased slightly to $1.9 million in the second quarter of 2001, compared with $2.0 million in the second quarter of 2000, or 3% of revenues in both periods. We expect research and development expenses to increase as we develop new products at our composite building products business.

Gain on Sale of Property

      In June 2000, the Company sold its interest in a tissue mill for $3.9 million in cash, resulting in a pretax gain of $1.0 million.

Interest Income and Expense

      Interest income decreased to $1.8 million in the second quarter of 2001 from $2.7 million in the second quarter of 2000, due to lower average invested balances and lower prevailing interest rates. We expect interest income to decrease in 2001 as a result of lower cash balances due to the September 2000 redemption and the expected September 2001 redemption of Thermo Fibergen's common stock, as well as lower prevailing interest rates. Interest expense was unchanged at $1.9 million in the second quarters of 2001 and 2000.

Income Taxes

      The effective tax rate was 42% in the second quarter of 2001, compared with 41% in the second quarter of 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

<

>
                                   KADANT INC.

Second Quarter 2001 Compared With Second Quarter 2000 (continued)
-----------------------------------------------------

Minority Interest

      Minority interest income in the second quarter of 2001 primarily represents the minority investors' share of losses in our majority-owned subsidiaries. Minority interest expense in the second quarter of 2000 primarily represents accretion of Thermo Fibergen's common stock subject to redemption, offset in part by the minority investors' share of losses in Thermo Fibergen's NEXT Fiber Products subsidiary.

Contingency

      Sequa Corporation has made a claim in arbitration against us for $3.5 million for alleged breach of the contract pursuant to which Sequa purchased the stock of our subsidiary, Thermo Wisconsin Inc., in February 1999. We have denied the charges and are defending the matter vigorously. In the opinion of management, the ultimate resolution of this matter will not materially affect our financial statements.

First Six Months 2001 Compared With First Six Months 2000
---------------------------------------------------------

Revenues

      Revenues decreased to $115.6 million in the first six months of 2001 from $118.5 million in the first six months of 2000. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to other currencies in countries in which we operate decreased revenues at the Papermaking Equipment segment by $3.0 million in the first six months of 2001.

      Pulp and Papermaking Equipment and Systems Segment. Excluding the results of acquisitions and the effect of currency translation, revenues in our Papermaking Equipment segment decreased $1.1 million, or 1%. Revenues from that segment's stock-preparation equipment product line increased $3.2 million primarily as a result of an increase in sales in Europe, offset in part by a decrease in sales in North America. Revenues from the Papermaking Equipment segment's accessories and water management product lines decreased $3.2 million and $0.9 million, respectively, primarily as a result of a decrease in demand in North America due to adverse market conditions.

      Composite and Fiber-based Products Segment. The Composite and Fiber-based Products segment revenues increased $0.5 million, primarily due to $1.3 million of sales from its recently introduced composite building products. This increase was offset in part by a $0.7 million decrease in revenues as a result of the sale of the fiber-recovery and water-clarification services plant in September 2000.

Gross Profit Margin

      The gross profit margin decreased to 37% in the first six months of 2001 from 39% in the first six months of 2000. The gross profit margin decreased at the Composite and Fiber-based Products segment, due to an increase of approximately $0.4 million in the cost of natural gas at the fiber-based products business in the first six months of 2001, the absence in 2001 of higher-margin revenues from the fiber-recovery and water-clarification services plant and negative gross profit margins as a result of startup efforts at its new composite building products business. The gross profit margin was unchanged at 39% at the Papermaking Equipment segment in the first six months of 2001 and 2000.

Other Operating Expenses

      Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 26% in the first six months of 2001 compared with 27% in 2000. Selling, general, and administrative expenses decreased to $30.4 million in 2001 from $31.6 million in 2000 due to the reasons discussed in the results of operations for the second quarter.

<

>
                                   KADANT INC.

First Six Months 2001 Compared With First Six Months 2000 (continued)
---------------------------------------------------------

      Research and development expenses decreased slightly to $3.7 million in the first six months of 2001, compared with $3.8 million in the first six months of 2000, or 3% of revenues in both periods.

Gain on Sale of Property

      In June 2000, the Company sold its interest in a tissue mill for $3.9 million in cash, resulting in a pretax gain of $1.0 million.

Interest Income and Expense

      Interest income decreased to $4.0 million in the first six months of 2001 from $5.2 million in the first six months of 2000, due to lower average invested balances and lower prevailing interest rates. Interest expense was relatively unchanged at $3.7 million in the first six months of 2001 compared with $3.8 million in the first six months of 2000.

Income Taxes

      The effective tax rate was 42% in the first six months of 2001 and 41% in the first six months of 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

Minority Interest

      Minority interest income in the first six months of 2001 primarily represents the minority investors' share of losses in our majority-owned subsidiaries. Minority interest expense in the first six months of 2000 primarily represents accretion of Thermo Fibergen's common stock subject to redemption, offset in part by the minority investors' share of losses in Thermo Fibergen's NEXT Fiber Products subsidiary.

Cumulative Effect of Change in Accounting Principle

      In accordance with the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," we adopted the pronouncement as of January 2, 2000, and recorded a charge in the first quarter of 2000 representing the cumulative effect of the change in accounting principle of $0.9 million, net of an income tax benefit of $0.6 million.

Liquidity and Capital Resources

      Consolidated working capital was $180.3 million at June 30, 2001, compared with $173.1 million at December 30, 2000. Included in working capital are cash, cash equivalents, and available-for-sale investments of $163.2 million at June 30, 2001, compared with $148.6 million at December 30, 2000. In addition, we had $3.5 million and $5.7 million invested in an advance to affiliate as of June 30, 2001 and December 30, 2000, respectively. Of the total cash, cash equivalents, and available-for-sale investments at June 30, 2001, $12.0 million and $7.3 million was held by our majority-owned Thermo Fibergen and Fiberprep Inc. subsidiaries, respectively, and the remainder was held by us and our wholly owned subsidiaries. At June 30, 2001, $45.6 million of our cash, cash equivalents, and available-for-sale investments was held by our foreign subsidiaries.

      During the first six months of 2001, $13.3 million of cash was provided by operating activities compared with $10.5 million in the first six months of 2000. A decrease in accounts receivable provided cash of $7.7 million, primarily in the Papermaking Equipment segment's accessories and stock-preparation product lines due to improved collection efforts and the timing of payments, and to a lesser extent, the Company's overall decrease in revenues.

<

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

Inventories and unbilled contract costs and fees used cash of $4.8 million, primarily in the accessories and stock-preparation product lines, including $3.4 million related to an increase in inventories, and $1.4 million related to an increase in unbilled contract costs and fees, due to the timing of billings. Cash of $2.7 million was used for an increase in other current assets, primarily in the accessories and stock-preparation product lines and, to a lesser extent, an increase in deferred tax asset at the Composite and Fiber-based Products segment. An increase in accounts payable provided $2.5 million of cash primarily in the accessories and stock-preparation product lines due to the timing of payments.

      Our investing activities, excluding available-for-sale investments and advance to affiliate activity, used $1.1 million of cash in the first six months of 2001, compared with $3.0 million in the first six months of 2000. During the first six months of 2001, we purchased property, plant, and equipment for $2.4 million, including $1.7 million at Thermo Fibergen, offset in part by collection of $1.2 million from a note receivable related to Thermo Fibergen's September 2000 sale of its fiber-recovery and water-clarification systems plant.

      Our financing activities used $0.2 million of cash in the first six months of 2001, compared with $0.4 million of cash provided by financing activities in 2000. During the first six months of 2001, we used $0.5 million to fund the repayment of a long-term obligation, offset in part by $0.3 million of cash provided by the issuance of Company and subsidiary common stock.

      During the month of September 2000, the initial redemption period, holders of Thermo Fibergen's common stock and common stock redemption rights surrendered 2,713,951 shares of Thermo Fibergen's common stock at a redemption price of $12.75 per share, for a total $34.6 million. Thermo Fibergen used available working capital to fund the payment and retired these shares immediately following the redemption. Holders of a redemption right have the option to require Thermo Fibergen to redeem one share of Thermo Fibergen's common stock at a redemption price of $12.75 per share in September 2001, the next and final redemption period. A redemption right may only be exercised if the holder owns a share of Thermo Fibergen's common stock at the same time. As of June 30, 2001, there were 2,001,049 redemption rights outstanding and 1,119,499 shares of Thermo Fibergen's common stock held by persons other than us. To the extent the number of rights exceeds the number of shares of Thermo Fibergen's common stock held by persons other than us, the maximum redemption value that Thermo Fibergen would be required to pay is an amount equal to the redemption price of $12.75 per share times the total number of shares of Thermo Fibergen's common stock outstanding held by persons other than us at the time of the redemption. At June 30, 2001, we expect this amount will not exceed $17.0 million. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron, subject to certain conditions included in a plan and agreement of distribution (Note 10), but we are required to reimburse Thermo Electron if they make any payment under the guarantee. In addition, we have agreed to lend Thermo Fibergen up to $15 million on commercially reasonable terms for the September 2001 redemption obligation and for working capital needs.

      At June 30, 2001, we had $76.6 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. We do not currently intend to repatriate undistributed foreign earnings into the U.S., and do not expect that this will have a material adverse effect on our current liquidity.

      During the remainder of 2001, we plan to make expenditures for property, plant, and equipment of approximately $3.0 million. Included in this amount is $1.4 million for Thermo Fibergen, which intends to make capital expenditures to develop and expand its fiber-based composites business. This business will continue to require a significant amount of capital investment as the business grows. Our ability to use our cash and to incur additional debt will be limited by financial covenants in our post-distribution agreements with Thermo Electron (Note 10). We believe that our existing resources are sufficient to meet the capital requirements of our existing operations for the foreseeable future.


<

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

      In compliance with the IRS ruling on the spin off, we intend to issue equity in the range of 10 to 20 percent of our outstanding common stock within one year of the distribution to support our current business plan, which includes the repayment of debt, acquisitions, strategic partnerships and investment in additional capacity for our composite building products business (Note 8).

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      Our exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from our exposure at year-end 2000.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      On May 15, 2001, at the Annual Meeting of Stockholders, the stockholders elected four incumbent directors to a one-year term expiring in 2002. The Directors elected at the meeting were: Francis L. McKone, Donald E. Noble, William A. Rainville, and Richard F. Syron. Mr. McKone and Mr. Noble each received 58,022,645 shares voted in favor of his election and 9,509 shares voted against. Mr. Rainville received 58,022,149 shares voted in favor of his election and 10,005 shares voted against. Dr. Syron received 58,022,600 shares voted in favor of his election and 9,554 shares voted against. No abstentions or broker "non-votes" were recorded in the election of directors. The voting results reported in this item have not been restated to reflect the Company's one-for-five reverse stock split.

      At the Annual Meeting, the stockholders also approved proposals 2 through 11, amendments to our certificate of incorporation (the "Charter Proposals"), as follows:

      - Proposal 2, to authorize the issuance of "blank check" preferred stock; 55,979,725 shares in favor, 207,884 shares against, 3,356 shares abstained, and 1,841,189 broker non-votes;

      - Proposal 3, to require the affirmative vote of either (A) a majority of the directors present at a meeting of our Board of Directors (the "Board") at which a quorum is present or (B) the holders of at least 75% of the votes which all the stockholders would be entitled to cast, to adopt, amend, alter, or repeal the By-laws of the Company; 56,019,131 shares in favor, 169,154 shares against, 2,680 shares abstained, and 1,841,189 broker non-votes;

      - Proposal 4, to fix the minimum size of the Board at three directors and establish a classified Board having three classes with staggered three-year terms; 56,008,432 shares in favor, 180,123 shares against, 2,410 shares abstained, and 1,841,189 broker non-votes;

      - Proposal 5, to allow the removal of directors only for cause and only upon the affirmative vote of the holders of at least 75% of the votes cast in any annual election of the directors or class of directors and provide that any vacancy on the Board be filled only be a vote of the majority of directors then in office; 56,009,673 shares in favor, 179,162 shares against, 2,130 shares abstained, and 1,841,189 broker non-votes;

      - Proposal 6, to require advance notice of stockholder nominations for election of directors and other business to be brought by stockholders before a meeting of stockholders in the manner provided by our By-laws; 57,835,387 shares in favor, 193,918 shares against, 2,849 shares abstained, and no broker non-votes;

      - Proposal 7, to eliminate the ability of stockholders to take action by written consent without a meeting; 56,061,661 shares in favor, 125,982 shares against, 3,322 shares abstained, and 1,841,189 broker non-votes;

<

>
                                   KADANT INC.

Item 4 - Submission of Matters to a Vote of Security Holders (continued)
------------------------------------------------------------

      - Proposal 8, to limit the ability to call special meetings of the stockholders to the Board, the chairman of the board and the chief executive officer or, if none, the president of the Company and to limit business transacted at any special meeting of stockholders to matters relating to the purposes stated in the notice calling that meeting; 57,898,404 shares in favor, 130,202 shares against, 3,548 shares abstained, and no broker non-votes;

      - Proposal 9, to effect a reverse split of our Common Stock, $.01 par value per share, pursuant to which each five shares of Common Stock then outstanding would be converted into one share of Common Stock; 57,864,547 shares in favor, 165,155 shares against, 2,452 shares abstained, and no broker non-votes;

      - Proposal 10, to change the name of the Company to "Kadant Inc."; 57,944,338 shares in favor, 85,321 shares against, 2,495 shares abstained, and no broker non-votes; and

      - Proposal 11, to consolidate the foregoing amendments and to update the language of the certificate of incorporation to eliminate certain ambiguities and to more closely follow the Delaware General Corporate Law and current corporate practice; 56,017,706 shares in favor, 168,420 shares against, 4,839 shares abstained, and 1,841,189 broker non-votes.

      In addition, the stockholders approved the amendment of our equity incentive plan to increase the number of shares of Common Stock available under the plan by 8,000,000 shares, as follows: 55,930,032 shares were voted in favor, 259,045 shares were voted against, 1,888 shares abstained, and 1,841,189 broker non-votes were recorded. The stockholders also approved the amendment of our employee stock purchase plan to increase the number of shares of Common Stock available under the plan by 750,000 shares and to extend the term of the plan to November 1, 2010, as follows: 56,072,468 shares were voted in favor of the proposal, 116,243 shares were voted against, 2,254 shares abstained, and 1,841,189 broker non-votes were recorded.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On June 19, 2001, the Company filed a Current Report on Form 8-K with respect to certain corporate transactions affecting the Company.

<

>
                                   KADANT INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2001.

                                          KADANT INC.



                                          /s/ Thomas M. O'Brien
                                          --------------------------------------
                                          Thomas M. O'Brien
                                          Chief Financial and Accounting Officer


<

>

                                   KADANT INC.

                                  EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
--------------------------------------------------------------------------------

  3.1 Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 7, 2001.

  3.2         By-Laws of the Company, as amended and restated.

  4.1 Rights Agreement, dated as of July 16, 2001, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K [File No. 1-11406], filed with the Commission on July 17, 2001), and incorporated herein by reference.

 10.1 Form of Indemnification Agreement between the Company and its directors and officers.

 10.2 Form of Executive Retention Agreement between the Company and its executive officers (Each executive officer has a two-year agreement, except Mr. William A. Rainville, who has a three-year agreement).

 10.3 Plan and Agreement of Distribution, dated as of August 3, 2001, between the Company and Thermo Electron Corporation (filed as
              Exhibit 99.3 to the Company's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001), and incorporated in this document by reference.

 10.4 Transition Services Agreement, dated as of August 3, 2001, between the Company and Thermo Electron Corporation (filed as
              Exhibit 99.5 to the Company's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001), and incorporated herein by reference.

 10.5 Tax Matters Agreement, dated as of August 8, 2001, between the Company and Thermo Electron Corporation (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001), and incorporated herein by reference.