Form 10-Q
period 2001-09-29
KADANT INC
filed 2001-11-09
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              ----------------------------------------------------

                                   FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 29, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding at October 29, 2001
     ----------------------------           -------------------------------
     Common Stock, $.01 par value                     12,227,147

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                                  KADANT INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                            September 29,    December 30,
(In thousands)                                                                       2001            2000
---------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                       $147,446        $ 62,461
 Available-for-sale investments, at quoted market value
   (amortized cost of $16,755 and $86,104)                                         16,755          86,137
 Advance to affiliate                                                                   -           5,704
 Accounts receivable, less allowances of $3,424 and $2,182                         38,558          43,866
 Unbilled contract costs and fees                                                  10,849           8,029
 Inventories:
   Raw materials and supplies                                                      14,169          13,218
   Work in process                                                                  7,857           4,825
   Finished goods (includes $2,029 and $3,765 at customer locations)               14,516          15,034
 Deferred tax asset                                                                10,483           8,879
 Other current assets                                                               4,495           3,625
                                                                                 --------        --------

                                                                                  265,128         251,778
                                                                                 --------        --------

Property, Plant, and Equipment, at Cost                                            71,786          67,646
 Less:  Accumulated depreciation and amortization                                  42,854          38,064
                                                                                 --------        --------

                                                                                   28,932          29,582
                                                                                 --------        --------

Other Assets                                                                       11,724          13,755
                                                                                 --------        --------

Goodwill (Note 6)                                                                 116,804         119,100
                                                                                 --------        --------

                                                                                 $422,588        $414,215
                                                                                 ========        ========


<

>


                                   KADANT INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                            September 29,    December 30,
(In thousands except share amounts)                                                  2001            2000
---------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations                                     $    562        $    562
 Accounts payable                                                                  24,468          21,921
 Accrued payroll and employee benefits                                              8,859           7,727
 Accrued income taxes                                                               8,131           4,986
 Accrued warranty costs                                                             4,438           5,666
 Deferred revenue                                                                   1,932           3,600
 Customer deposits                                                                  2,352           3,476
 Other accrued expenses                                                            11,699          12,433
 Common stock of subsidiary subject to redemption (at redemption value)            14,883          17,026
 Due to Thermo Electron Corporation and its affiliated companies                        -           1,284
                                                                                 --------        --------

                                                                                   77,324          78,681
                                                                                 --------        --------

Deferred Income Taxes and Other Deferred Items                                      9,308           8,042
                                                                                 --------        --------

Long-term Obligations:
 Subordinated convertible debentures                                              153,000         153,000
 Notes payable                                                                      1,141           1,650
                                                                                 --------        --------

                                                                                  154,141         154,650
                                                                                 --------        --------

Minority Interest (Note 5)                                                            296           2,209
                                                                                 --------        --------

Shareholders' Investment:
 Common stock, $.01 par value, 150,000,000 shares authorized;
   12,732,455 shares issued (Note 7)                                                  127             127
 Capital in excess of par value                                                    79,801          77,231
 Retained earnings                                                                141,144         133,522
 Treasury stock at cost, 505,308 and 455,146 shares (Note 7)                      (21,345)        (20,758)
 Deferred compensation                                                                (13)            (36)
 Accumulated other comprehensive items (Notes 2 and 6)                            (18,195)        (19,453)
                                                                                 --------        --------

                                                                                  181,519         170,633
                                                                                 --------        --------

                                                                                 $422,588        $414,215
                                                                                 ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                                  KADANT INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                          -------------------------------
                                                                          September 29,     September 30,
(In thousands except per share amounts)                                            2001              2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                        $56,085           $58,315
                                                                                -------           -------

Costs and Operating Expenses:
 Cost of revenues                                                                35,458            36,293
 Selling, general, and administrative expenses (Notes 9 and 11)                  14,613            14,438
 Research and development expenses                                                1,644             1,987
 Restructuring costs (Note 16)                                                      588                 -
 Gain on sale of property                                                             -              (729)
                                                                                -------           -------

                                                                                 52,303            51,989
                                                                                -------           -------

Operating Income                                                                  3,782             6,326

Interest Income                                                                   1,574             2,868
Interest Expense                                                                 (1,872)           (1,866)
                                                                                -------           -------

Income Before Provision for Income Taxes and Minority Interest                    3,484             7,328
Provision for Income Taxes                                                        1,452             2,840
Minority Interest (Income) Expense                                                  (13)              156
                                                                                -------           -------

Net Income                                                                      $ 2,045           $ 4,332
                                                                                =======           =======

Basic and Diluted Earnings per Share (Notes 3 and 7)                            $   .17           $   .35
                                                                                =======           =======

Weighted Average Shares (Notes 3 and 7):
 Basic                                                                           12,273            12,261
                                                                                =======           =======

 Diluted                                                                         12,348            12,284
                                                                                =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                                  KADANT INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                          -------------------------------
                                                                          September 29,     September 30,
(In thousands except per share amounts)                                            2001              2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                       $171,717          $176,802
                                                                               --------          --------

Costs and Operating Expenses:
 Cost of revenues                                                               107,738           108,830
 Selling, general, and administrative expenses (Notes 9 and 11)                  45,054            46,018
 Research and development expenses                                                5,307             5,803
 Restructuring costs (Note 16)                                                      588                 -
 Gain on sale of property and business                                                -            (1,700)
                                                                               --------          --------

                                                                                158,687           158,951
                                                                               --------          --------

Operating Income                                                                 13,030            17,851

Interest Income                                                                   5,527             8,062
Interest Expense                                                                 (5,616)           (5,621)
                                                                               --------          --------

Income Before Provision for Income Taxes, Minority
 Interest, and Cumulative Effect of Change in Accounting Principle               12,941            20,292
Provision for Income Taxes                                                        5,407             8,140
Minority Interest (Income) Expense                                                  (87)              350
                                                                               --------          --------

Income Before Cumulative Effect of Change in Accounting Principle                 7,621            11,802
Cumulative Effect of Change in Accounting Principle (net of
 income taxes of $580)                                                                -              (870)
                                                                               --------          --------

Net Income                                                                     $  7,621          $ 10,932
                                                                               ========          ========

Basic and Diluted Earnings per Share Before Cumulative
 Effect of Change in Accounting Principle (Notes 3 and 7)                      $    .62          $    .96
                                                                               ========          ========

Basic and Diluted Earnings per Share (Notes 3 and 7)                           $    .62          $    .89
                                                                               ========          ========

Weighted Average Shares (Notes 3 and 7):
 Basic                                                                           12,276            12,255
                                                                               ========          ========

 Diluted                                                                         12,311            12,301
                                                                               ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                                  KADANT INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                          ------------------------------
                                                                          September 29,    September 30,
(In thousands)                                                                     2001             2000
--------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                    $  7,621         $ 10,932
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Cumulative effect of change in accounting principle                              -              870
     Depreciation and amortization                                                7,093            7,254
     Provision for losses on accounts receivable                                  1,081              817
     Minority interest (income) expense (Note 5)                                    (87)             350
     Gain on sale of business and property                                            -           (1,700)
     Other noncash items                                                            (17)            (184)
     Changes in current accounts, excluding the effects of
       acquisitions and dispositions:
        Accounts receivable                                                       4,046           13,719
        Inventories and unbilled contract costs and fees                         (6,366)          (5,938)
        Other current assets                                                     (3,968)             264
        Accounts payable                                                          1,998              389
        Other current liabilities                                                (1,490)         (10,809)
                                                                               --------         --------

          Net cash provided by operating activities                               9,911           15,964
                                                                               --------         --------

Investing Activities:
 Acquisitions, net of cash acquired                                                   -           (3,302)
 Acquisition of capital equipment and technology                                      -           (1,200)
 Proceeds from sale of property                                                       -            4,109
 Advances from affiliate, net                                                     5,704           87,693
 Purchases of available-for-sale investments                                          -          (71,000)
 Proceeds from maturities of available-for-sale investments                      69,350           60,619
 Purchases of property, plant, and equipment                                     (3,750)          (3,956)
 Payments received on note for sale of property                                   1,800              200
 Other, net                                                                           5               84
                                                                               --------         --------

          Net cash provided by investing activities                              73,109           73,247
                                                                               --------         --------

Financing Activities:
 Transfer from Thermo Electron Corporation                                        1,309                -
 Net proceeds from issuance of Company and subsidiary common stock                  490              585
 Purchase of Company common stock                                                  (587)               -
 Repayments of long-term obligations                                               (509)               -
                                                                               --------         --------

          Net cash provided by financing activities                            $    703         $    585
                                                                               --------         --------


<

>
                                  KADANT INC.

                Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                          ------------------------------
                                                                          September 29,    September 30,
(In thousands)                                                                     2001             2000
--------------------------------------------------------------------------------------------------------

Exchange Rate Effect on Cash                                                   $  1,262         $ (3,008)
                                                                               --------         --------

Increase in Cash and Cash Equivalents                                            84,985           86,788
Cash and Cash Equivalents at Beginning of Period                                 62,461           39,254
                                                                               --------         --------

Cash and Cash Equivalents at End of Period                                     $147,446         $126,042
                                                                               ========         ========

Noncash Activities:
 Fair value of assets of acquired companies                                    $      -         $  6,345
 Cash paid for acquired companies                                                     -           (3,889)
 Note payable for acquired companies                                                  -             (795)
                                                                               --------         --------

   Liabilities assumed of acquired companies                                   $      -         $  1,661
                                                                               ========         ========

 Amounts forgiven in exchange for the 49% minority interest
   in Kadant Composites Inc. (Note 5)                                          $  2,053         $      -
                                                                               ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                                  KADANT INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Kadant Inc., (the Company, formerly Thermo Fibertek Inc.) (Note 7) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 29, 2001, the results of operations for the three- and nine-month periods ended September 29, 2001, and September 30, 2000, and the cash flows for the nine-month periods ended September 29, 2001, and September 30, 2000. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and deferred gains and losses on foreign currency contracts (Note 6). During the third quarters of 2001 and 2000, the Company had comprehensive income of $4,041,000 and $2,992,000, respectively. During the first nine months of 2001 and 2000, the Company had comprehensive income of $8,900,000 and $4,381,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                   Three Months Ended             Nine Months Ended
                                             -----------------------------  -----------------------------
                                             September 29,   September 30,  September 29,   September 30,
(In thousands except per share amounts)               2001            2000           2001            2000
---------------------------------------------------------------------------------------------------------

Basic
Income Before Cumulative Effect of
 Change in Accounting Principle                    $ 2,045         $ 4,332        $ 7,621         $11,802
Cumulative Effect of Change in Accounting
 Principle (net of income taxes of $580)                 -               -              -            (870)
                                                   -------         -------        -------         -------

Net Income                                         $ 2,045         $ 4,332        $ 7,621         $10,932
                                                   -------         -------        -------         -------

Weighted Average Shares                             12,273          12,261         12,276          12,255
                                                   -------         -------        -------         -------

Basic Earnings per Share:
 Income before cumulative effect of change
   in accounting principle                         $   .17         $   .35        $   .62         $   .96
 Cumulative effect of change in accounting
   principle                                             -               -              -            (.07)
                                                   -------         -------        -------         -------

                                                   $   .17         $   .35        $   .62         $   .89
                                                   =======         =======        =======         =======


<

>
                                  KADANT INC.

3.    Earnings per Share (continued)

                                                  Three Months Ended               Nine Months Ended
                                             -----------------------------  -----------------------------
                                             September 29,   September 30,  September 29,   September 30,
(In thousands except per share amounts)               2001            2000           2001            2000
---------------------------------------------------------------------------------------------------------

Diluted
Income Before Cumulative Effect of Change
 in Accounting Principle                           $ 2,045         $ 4,332        $ 7,621         $11,802
Cumulative Effect of Change in Accounting
 Principle (net of income taxes of $580)                 -               -              -            (870)
                                                   -------         -------        -------         -------

Net Income                                         $ 2,045         $ 4,332        $ 7,621         $10,932
Effect of Majority-owned Subsidiary's
 Dilutive Securities                                     -              (5)             -             (11)
                                                   -------         -------        -------         -------

Income Available to Common Shareholders,
 as Adjusted                                       $ 2,045         $ 4,327        $ 7,621         $10,921
                                                   -------         -------        -------         -------

Weighted Average Shares                             12,273          12,261         12,276          12,255
Effect of Stock Options                                 75              23             35              46
                                                   -------         -------        -------         -------

Weighted Average Shares, as Adjusted                12,348          12,284         12,311          12,301
                                                   -------         -------        -------         -------

Diluted Earnings per Share:
 Income before cumulative effect of change
   in accounting principle                         $   .17         $   .35        $   .62         $   .96
 Cumulative effect of change in accounting
   principle                                             -               -              -            (.07)
                                                   -------         -------        -------         -------

                                                   $   .17         $   .35        $   .62         $   .89
                                                   =======         =======        =======         =======

      Options to purchase 509,100 and 473,400 shares of common stock for the third quarters of 2001 and 2000, respectively, and 447,000 and 281,800 shares of common stock for the first nine months of 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, convertible at $60.50 per share, because the effect would be antidilutive.

<

>
                                  KADANT INC.

4.    Business Segment Information

                                                    Three Months Ended              Nine Months Ended
                                               ----------------------------   -----------------------------
                                               September 29,  September 30,   September 29,   September 30,
(In thousands)                                          2001           2000            2001            2000
-----------------------------------------------------------------------------------------------------------

Revenues:
   Pulp and Papermaking Equipment and Systems       $ 55,174       $ 57,043        $165,847        $171,061
   Composite and Fiber-based Products (a)                911          1,276           5,870           5,755
   Intersegment sales elimination (b)                      -             (4)              -             (14)
                                                    --------       --------        --------        --------

                                                    $ 56,085       $ 58,315        $171,717        $176,802
                                                    ========       ========        ========        ========

Income Before Provision for Income Taxes, Minority
 Interest, and Cumulative Effect of Change in
 Accounting Principle:
   Pulp and Papermaking Equipment and Systems (c)   $  6,773       $  7,110        $ 20,156        $ 21,164
   Composite and Fiber-based Products (a)(d)          (2,204)          (374)         (4,440)         (1,415)
   Corporate (e)                                        (787)          (410)         (2,686)         (1,898)
                                                    --------       --------        --------        --------

   Total Operating Income                              3,782          6,326          13,030          17,851
   Interest Income (Expense), Net                       (298)         1,002             (89)          2,441
                                                    --------       --------        --------        --------

                                                    $  3,484       $  7,328        $ 12,941        $ 20,292
                                                    ========       ========        ========        ========

Capital Expenditures:
   Pulp and Papermaking Equipment and Systems       $    399       $    336        $  1,131        $  1,056
   Composite and Fiber-based Products                    961            931           2,619           2,900
                                                    --------       --------        --------        --------

                                                    $  1,360       $  1,267        $  3,750        $  3,956
                                                    ========       ========        ========        ========

(a) Reflects the sale of the Company's fiber-recovery and water-clarification services plant in September 2000. Operating income includes restructuring costs of $18 and gain on the sale of property of $729 in the third quarter and first nine months of 2001 and in the third quarter and first nine months of 2000, respectively.
(b) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(c) Includes restructuring costs of $570 in the third quarter and first nine months of 2001.
(d) Includes operating losses from our startup composite building products business of $1,335, $530, $2,973, and $1,399 in the three months ended September 29, 2001, the three months ended September 30, 2000, the nine months ended September 29, 2001, and the nine months ended September 30, 2000, respectively.
(e) Primarily general and administrative expenses. Includes gain on sale of business of $971 and a charge of $600 to provide for a customer dispute in the first nine months of 2000.

5.    Acquisition of Composites Venture Minority Interest

      In January 2001, the Company's Thermo Fibergen subsidiary acquired the outstanding 49% equity interest in Kadant Composites Inc. (formerly NEXT Fiber Products Inc.) from the minority investor (the Seller). Kadant Composites was a joint venture formed in 1999 to develop, produce, and market fiber-based composite products primarily for the building industry. In exchange for the 49% minority interest, Thermo Fibergen agreed to forgive

<

>
                                  KADANT INC.

5.    Acquisition of Composites Venture Minority Interest (continued)

$2,053,000 due from the Seller which related to the Seller's investment in Kadant Composites. The excess of assigned fair value of net assets acquired from the buyout over the acquisition cost resulted in a reduction in the intangible asset recorded at the time of Thermo Fibergen's initial investment in Kadant Composites.

6.    Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

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

      Forward currency exchange contracts are used primarily by the Company to hedge certain operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in currency exchange rates. Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. The Company enters into currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. The Company does not hold or transact in financial instruments for purposes other than risk management.

      The Company records its currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other accrued expenses and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of other comprehensive items. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposure being hedged. As of September 29, 2001, the amount of deferred unrealized gains and losses in other comprehensive income was not material.

"Business Combinations" and "Goodwill and Other Intangible Assets"

      In July 2001, the Financial Accounting Standards Board (FASB) released for issuance SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, effective for the fiscal year beginning December 30, 2001, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. Amortization of goodwill, on an after-tax basis, for the three-month and nine-month periods ended September 29, 2001, was $584,000 and $1,756,000, respectively. The Company is evaluating the impact of these impairment standards and has not yet determined the effect, if any, of adoption on its financial statements.

<

>
                                  KADANT INC.

6.    Recent Accounting Pronouncements (continued)

Accounting for the Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is evaluating the impact of this statement and has not yet determined the effect, if any, of adoption on its financial statements.

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

9.    Corporate Services Agreement

      Prior to the spin off, the Company and Thermo Electron were parties to a corporate services agreement under which Thermo Electron's corporate staff provided certain administrative services for which the Company was assessed an annual fee equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% for the fiscal quarter ending June 30, 2001, and effective July 1, 2001, the fee was reduced to 0.4% of the Company's consolidated revenues for the fiscal quarter ending September 29, 2001. The corporate services agreement terminated as of the Spinoff Date and was replaced by a transition services agreement (Note 11).

<

>
                                  KADANT INC.

10.   Plan and Agreement of Distribution

      In connection with the spin off, the Company and Thermo Electron entered into a plan and agreement of distribution. The agreement provides, among other things, for restrictions relating to the Company's ability to use cash or incur debt during the time that Thermo Electron continues to guarantee the Company's $153,000,000, 4 1/2% subordinated convertible debentures due 2004. These restrictions include financial covenants requiring (1) the ratio of the Company's net indebtedness to net capitalization not to exceed 40% and (2) on a rolling four quarter basis, the sum of the Company's (a) operating income (excluding restructuring and other unusual items, such as gains on sales of assets, included in operating income), (b) amortization of goodwill and other intangible assets, and (c) interest income, to be at least four times greater than interest expense. In the event that the Company fails to comply with the financial covenants and has not cured its noncompliance within the applicable cure period, the Company will be obligated to relieve Thermo Electron of its obligations under all of its outstanding guarantees of the Company's performance and payment in connection with the Company's debentures. If required to satisfy this obligation to Thermo Electron, the Company could, among other things, refinance the Company's debentures, conduct an exchange offer for the Company's debentures, or repay in full the underlying obligation. In addition, in the event that the Company undergoes a change in control, the Company has agreed to fully cash collateralize or back with one or more letters of credit all of the Company's obligations under the debentures. The Company is in compliance with all covenants of the agreement.

11.   Transition Services Agreement

      In connection with the spin off, the Company and Thermo Electron entered into a transition services agreement. The agreement provides that Thermo Electron will continue to provide the Company with certain administrative services until December 29, 2001. The Company will pay a fee under this agreement equal to 0.4% and 0.2% of the Company's consolidated revenues for the fiscal quarters ending September 29, 2001 and December 29, 2001, respectively, plus out-of-pocket and third party expenses. The Company believes the charges under the transition services agreement are reasonable and the terms of the agreement are fair to the Company.

12.   Tax Matters Agreement

      Prior to the spin off, the Company and Thermo Electron were parties to a tax allocation agreement under which the Company and its subsidiaries were included in the consolidated federal and state income tax returns filed by Thermo Electron. The tax allocation agreement provided that in years in which these entities had taxable income, the Company would pay to Thermo Electron amounts comparable to the taxes the Company would have paid if the Company had filed separate tax returns. In years in which these entities include a loss, Thermo Electron would reimburse the Company the amount that the Company would have received if the Company had filed separate tax returns. The tax allocation agreement terminated as of the Spinoff Date at which time the Company and Thermo Electron entered into a tax matters agreement.

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

<

>
                                  KADANT INC.

13.   Stock Option Exchange

      In connection with the spin off, options to purchase shares of Thermo Electron common stock held by the Company's employees were exchanged for options to purchase 563,829 shares of the Company's common stock. The resulting options in the Company's common stock maintained their intrinsic value, and their original option periods and vesting provisions in accordance with the methodology set forth in FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

14.   Preferred Stock

      On May 15, 2001, at the annual meeting of the Company's shareholders, the shareholders voted to approve an amendment, previously adopted by the Company's board of directors, to the Company's Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's board of directors without further shareholder approval. Subsequently, the board of directors designated 15,000 shares of such preferred stock as Series A junior participating preferred stock for issuance under the Company's Shareholder Rights Plan (see below). The charter amendment effecting these actions was incorporated into the Company's restated Certificate of Incorporation filed on August 7, 2001. No such preferred stock has been issued by the Company.

15.   Shareholder Rights Plan

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

<

>
                                  KADANT INC.

16.   Restructuring Costs

      During the third quarter of 2001, the Company recorded restructuring costs of $588,000, which were accounted for in accordance with Emerging Issues Task Force Pronouncement No. 94-3, for severance costs relating to 52 employees primarily in the manufacturing and sales functions at the Papermaking Equipment segment's domestic subsidiaries, all of whom were terminated by September 29, 2001. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

(In thousands)                                                            Severance       Other       Total
-----------------------------------------------------------------------------------------------------------

Balance at December 30, 2000                                                  $   -       $  32       $  32

 Provision charged to expense                                                   588           -         588
 Usage                                                                         (305)        (32)       (337)
                                                                              -----       -----       -----

Balance at September 29, 2001                                                 $ 283       $   -       $ 283
                                                                              =====       =====       =====

      The Company expects to pay most of the remaining accrued restructuring costs during the remainder of 2001.

17.   Subsequent Event

Redemption of Thermo Fibergen Common Stock

      During the period from September 1, 2001 through October 11, 2001, holders of Thermo Fibergen common stock and common stock redemption rights surrendered 1,030,562 shares of Thermo Fibergen common stock at a redemption price of $12.75 per share in the final redemption period for the common stock redemption rights. Common stock redemption rights amounting to 970,487 were not surrendered for redemption by October 11, 2001, have expired, and are no longer listed for trading on the American Stock Exchange. In October 2001, Thermo Fibergen remitted $13,140,000 for the surrendered shares, using a combination of available working capital and a $6,000,000 loan from the Company to fund the redemption payment. The accrued liability for the payment is included in common stock of subsidiary subject to redemption in the September 29, 2001 balance sheet. Following the final redemption period, 10,522,087 shares of Thermo Fibergen common stock remain outstanding, including 10,407,600 shares held by the Company and 114,487 shares held by shareholders other than the Company.

Proposed Merger

      In November 2001, the Company announced that it would acquire all of the outstanding shares of Thermo Fibergen's common stock held by shareholders other than the Company in exchange for $12.75 per share in cash, without interest. As a result, Thermo Fibergen will become a wholly owned subsidiary of the Company. The proposed transaction will require Securities and Exchange Commission clearance of certain necessary filings, but will not require Thermo Fibergen board or shareholder approval. This transaction is expected to be completed during the fourth quarter of 2001.


<

>
                                  KADANT INC.

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

      Prior to our incorporation, we operated as a division of Thermo Electron Corporation. We were incorporated in Delaware in November 1991 as a wholly owned subsidiary of Thermo Electron. We conducted an initial public offering of our common stock in November 1992 and became a majority-owned public subsidiary of Thermo Electron. On July 12, 2001, we changed our name from Thermo Fibertek Inc. to Kadant Inc., and on August 8, 2001, we were spun off from Thermo Electron and became a fully independent public company (Note 8).

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

      Composite and Fiber-based Products Segment

      Our Composite and Fiber-based Products segment, represented by our Thermo Fibergen subsidiary, consists of our composite building and fiber-based product lines. We employ patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are primarily used as agricultural carriers. We also develop, produce and market fiber-based composite building products, primarily for the building industry, used for such applications as soundwalls, privacy fencing, decking and roof tiles.

<

>
                                  KADANT INC.

Overview (continued)

      In January 2001, we acquired the remaining 49% equity interest that we did not already own in Kadant Composites Inc. (formerly NEXT Fiber Products Inc.), which is responsible for our composite building products line (Note 5). We established a composite building products manufacturing facility in Green Bay, Wisconsin, and began limited production at the facility in 2000.

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

      International Sales

      During 2000, approximately 49% of our sales were to customers outside the United States, principally in Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts principally hedge transactions denominated in U.S. dollars and French francs.

      Industry Outlook

      Our products are primarily sold to the pulp and paper industry. The paper industry is currently in a relatively severe down cycle, characterized by falling pulp and paper prices, decreased capital spending, and consolidation of paper companies within the industry. As paper companies continue to consolidate, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This trend, along with paper companies' actions to quickly reduce operating rates and restrict capital spending programs when they perceive weakness in their markets, has adversely affected our business. There has been a significant amount of downtime in the pulp and paper industry in 2001. This, coupled with the weakening conditions in the world economy in general and the strong U.S. dollar, will continue to produce a weak market environment that will soften demand for our products in the foreseeable future. The slowdown in the world economy and the paper industry is continuing and will delay any recovery expected in 2002. Our results for 2001 and possibly 2002 will be adversely affected by these conditions in the world economy and the pulp and paper industry. In the longer term, we expect the consolidation in the paper industry and improved capacity management will be favorable both to paper companies and to their suppliers.

      Bookings in the third quarter of 2001 were disappointing in North America and Europe, although they remained strong in China. Our recycling business in North America has been particularly affected by the consolidations in the paper industry and high levels of machine shutdowns. As such, we expect earnings in the fourth quarter of 2001 for the company overall to be in the range of $.14 to $.17 per share, on revenues of $48 to $51 million. For the year 2001, we expect earnings per share of $.76 to $.79, on revenues of $220 to $223 million. Looking ahead to 2002, we estimate earnings for the year to increase to $.85 to $.95 per share by focusing on a more favorable product mix that includes higher-margin aftermarket sales, and reducing operating expenses in the Papermaking Equipment segment, as well as lowering operating losses in the composite building products business. The earnings estimate for 2002 excludes the favorable effect of ceasing goodwill amortization of approximately $.19 per diluted share, and the possible unfavorable effect of impairment charges resulting from the adoption of FASB No. 141, 142, and 144 (Note 6). Revenues in 2002 are expected to be between $215 and $225 million. Although startups are difficult to forecast, our estimate of revenues from the composite building products business for the fourth quarter of 2001 is $0.3 million to $0.5 million, and for the year 2001 just below $2 million. Revenues in 2002 are expected to be $4 to $6 million in this business. In October 2001, the Company terminated for nonperformance its International Distribution Agreement

<

>
                                  KADANT INC.

Overview (continued)

that granted a distributor exclusive rights to distribute certain of the Company's composite building products in exchange for minimum purchase commitments. Therefore, we are now rebuilding and expanding our distribution network for composite building materials. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products.

Results of Operations

Third Quarter 2001 Compared With Third Quarter 2000
---------------------------------------------------

Revenues

      Revenues decreased to $56.1 million in the third quarter of 2001 from $58.3 million in the third quarter of 2000. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to other currencies in countries in which we operate decreased revenues at the Papermaking Equipment segment by $1.1 million in the third quarter of 2001.

      Pulp and Papermaking Equipment and Systems Segment. Excluding the effects of currency translation, revenues in our Papermaking Equipment segment decreased $0.7 million, or 1%. Revenues from that segment's accessories and water management product lines decreased $0.6 million and $0.3 million, respectively, primarily as a result of a decrease in demand in North America due to adverse market conditions. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line increased $0.2 million as a result of an increase in export sales to China, largely offset by decreases in sales in North America and Europe.

      Composite and Fiber-based Products Segment. The Composite and Fiber-based Products segment revenues decreased $0.4 million, primarily due to a $0.2 million decrease in sales from the fiber-based products business as a result of a decrease in demand from several of its largest agricultural carrier customers and a $0.2 million decrease in revenues as a result of the sale of the fiber-recovery and water-clarification services plant in September 2000. These decreases were slightly offset by an increase of approximately $0.1 million of sales from its recently introduced composite building products.

Gross Profit Margin

      The gross profit margin decreased to 37% in the third quarter of 2001 from 38% in the third quarter of 2000. The gross margin decreased at the Composite and Fiber-based Products segment, primarily due to increased negative gross margins as a result of startup efforts at its new composite building products business, as well as under-absorbed manufacturing overhead as a result of lower revenues and production, including an increase of $0.2 million in the cost of natural gas used in the production process at the fiber-based products business. The gross profit margin increased slightly to 39% from 38% at the Papermaking Equipment segment in the third quarters of 2001 and 2000, respectively.

Other Operating Expenses

      Selling, general, and administrative expenses as a percentage of revenues increased slightly to 26% in the third quarter of 2001 from 25% in the third quarter of 2000, primarily due to a decrease in revenues at both business segments.

      Research and development expenses decreased to $1.6 million in the third quarter of 2001 compared with $2.0 million in the third quarter of 2000, primarily at the Papermaking Equipment segment.


<

>
                                  KADANT INC.

Third Quarter 2001 Compared With Third Quarter 2000 (continued)
---------------------------------------------------

Restructuring Costs

      During the third quarter of 2001, the Company recorded restructuring costs of $0.6 million for severance costs relating to 52 employees primarily in the manufacturing and sales functions at the Papermaking Equipment segment's domestic subsidiaries, all of whom were terminated by September 29, 2001. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment (Note 16).

Gain on Sale of Property

      In September 2000, the Company sold its interest in a fiber-recovery and water clarification services plant for $3.6 million, resulting in a pretax gain of $0.7 million.

Operating Income

      Operating income decreased to $3.8 million in the third quarter of 2001 from $6.3 million in the third quarter of 2000. Excluding restructuring costs in 2001, operating income increased to $7.3 million from $7.1 million, an increase of 3%, at the Papermaking Equipment segment. Excluding restructuring costs in 2001 and gain on the sale of property in 2000, operating losses increased to $2.2 million in 2001 from $1.1 million in 2000 at the Composite and Fiber-based Products segment. Operating losses from the composite building products business were $1.3 million and $0.5 million in the third quarters of 2001 and 2000, respectively.

Interest Income and Expense

      Interest income decreased to $1.6 million in the third quarter of 2001 from $2.9 million in the third quarter of 2000. Of the total decrease in interest income in 2001, approximately $1.0 million was due to lower prevailing interest rates and $0.3 million was due to lower average invested balances. We expect interest income to decrease in the remainder of 2001 and into 2002 as a result of the lower prevailing interest rates and lower investment balances due to the 2000 and 2001 redemptions of Thermo Fibergen's common stock. Interest expense was unchanged at $1.9 million in the third quarters of 2001 and 2000.

Income Taxes

      The effective tax rate was 42% in the third quarter of 2001, compared with 39% in the third quarter of 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

Minority Interest

      Minority interest income in the third quarter of 2001 represents the minority investors' share of losses in our majority-owned subsidiaries. Minority interest expense in the third quarter of 2000 primarily represents accretion of Thermo Fibergen's common stock subject to redemption, offset in part by the minority investor's share of losses in Thermo Fibergen's Kadant Composites subsidiary.

Contingency

      Sequa Corporation has made a claim in arbitration against us for $3.5 million for alleged breach of the contract pursuant to which Sequa purchased the stock of our subsidiary, Thermo Wisconsin Inc., in February 1999. We have denied the charges and are defending the matter vigorously. Arbitration proceedings related to this claim were held in October 2001, and the Company is currently awaiting a decision. In the opinion of management, the ultimate resolution of this matter will not materially affect our financial statements.

<

>
                                  KADANT INC.

First Nine Months 2001 Compared With First Nine Months 2000
-----------------------------------------------------------

Revenues

      Revenues decreased to $171.7 million in the first nine months of 2001 from $176.8 million in the first nine months of 2000. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to other currencies in countries in which we operate decreased revenues at the Papermaking Equipment segment by $4.2 million in the first nine months of 2001.

      Pulp and Papermaking Equipment and Systems Segment. Excluding the results of acquisitions and the effect of currency translation, revenues in our Papermaking Equipment segment decreased $1.8 million, or 1%. Revenues from that segment's accessories and water management product lines decreased $3.9 million and $1.1 million, respectively, primarily as a result of a decrease in demand in North America due to adverse market conditions. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line increased $3.6 million primarily as a result of increases in sales in Europe and export sales to China, offset in part by a decrease in sales in North America.

      Composite and Fiber-based Products Segment. The Composite and Fiber-based Products segment revenues increased $0.1 million, primarily due to a $1.4 million increase in sales from its recently introduced composite building products. This increase was largely offset by a $1.0 million decrease in revenues as a result of the sale of the fiber-recovery and water-clarification services plant in September 2000, and to a lesser extent, a $0.3 million decrease in revenues at its fiber-based products business primarily due to a decrease in demand from two of its largest agricultural carrier customers, offset in part by a net increase in demand from other customers.

Gross Profit Margin

      The gross profit margin decreased to 37% in the first nine months of 2001 from 38% in the first nine months of 2000. The gross profit margin decreased at the Composite and Fiber-based Products segment due to an increase of approximately $0.6 million in the cost of natural gas used in the production process and, to a lesser extent, under-absorbed manufacturing overhead as a result of lower revenues and production at the fiber-based products business in 2001. In addition, the gross margin decreased in that segment due to increased negative gross margins as a result of startup efforts at its new composite building products business and the absence in 2001 of higher-margin revenues from the fiber-recovery and water-clarification services plant. The gross profit margin was unchanged at 39% at the Papermaking Equipment segment in the first nine months of 2001 and 2000.

Other Operating Expenses

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 26% in the first nine months of 2001 and 2000. Selling, general, and administrative expenses decreased to $45.1 million in 2001 from $46.0 million in 2000 primarily due to the effects of foreign currency translation.

      Research and development expenses decreased slightly to $5.3 million in the first nine months of 2001 compared with $5.8 million in the first nine months of 2000, primarily at the Papermaking Equipment segment.

Restructuring Costs

      During the third quarter of 2001, the Company recorded restructuring costs of $0.6 million for severance costs relating to 52 employees primarily in the manufacturing and sales functions at the Papermaking Equipment segment's domestic subsidiaries, all of whom were terminated by September 29, 2001. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment (Note 16).

<

>
                                  KADANT INC.

First Nine Months 2001 Compared With First Nine Months 2000 (continued)
-----------------------------------------------------------

Gain on Sale of Property and Business

      In June 2000, the Company sold its interest in a tissue mill for $3.9 million in cash, resulting in a pretax gain of $1.0 million.

      In September 2000, the Company sold its interest in a fiber-recovery and water clarification services plant for $3.6 million, resulting in a pretax gain of $0.7 million.

Operating Income

      Operating income decreased to $13.0 million in first nine months of 2001 from $17.9 million in the first nine months of 2000. Excluding restructuring costs in 2001, operating income decreased to $20.7 million from $21.2 million, a decrease of 2%, at the Papermaking Equipment segment. Excluding restructuring costs in 2001 and gain on the sale of property in 2000, operating losses increased to $4.4 million in 2001 from $2.1 million in 2000 at the Composite and Fiber-based Products segment. Operating losses from the composite building products business were $3.0 million and $1.4 million in the first nine months of 2001 and 2000, respectively.

Interest Income and Expense

      Interest income decreased to $5.5 million in the first nine months of 2001 from $8.1 million in the first nine months of 2000. Of the total decrease in interest income in 2001, approximately $1.6 million was due to lower prevailing interest rates and $0.9 million was due to lower average invested balances. Interest expense was unchanged at $5.6 million in the first nine months of 2001 and 2000.

Income Taxes

      The effective tax rate was 42% in the first nine months of 2001 and 40% in the first nine months of 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

Minority Interest

      Minority interest income in the first nine months of 2001 represents the minority investors' share of losses in our majority-owned subsidiaries. Minority interest expense in the first nine months of 2000 primarily represents accretion of Thermo Fibergen's common stock subject to redemption, offset in part by the minority investor's share of losses in Thermo Fibergen's Kadant Composites subsidiary.

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

<

>
                                  KADANT INC.

Liquidity and Capital Resources

      Consolidated working capital was $187.8 million at September 29, 2001, compared with $173.1 million at December 30, 2000. Included in working capital are cash, cash equivalents, and available-for-sale investments of $164.2 million at September 29, 2001, compared with $148.6 million at December 30, 2000. In addition, we had $5.7 million invested in an advance to an affiliate as of December 30, 2000. Of the total cash, cash equivalents, and available-for-sale investments at September 29, 2001, $16.2 million and $7.4 million was held by our majority-owned Thermo Fibergen and Fiberprep Inc. subsidiaries, respectively, and the remainder was held by us and our wholly owned subsidiaries. At September 29, 2001, $51.4 million of our cash, cash equivalents, and available-for-sale investments was held by our foreign subsidiaries.

      During the first nine months of 2001, cash of $9.9 million was provided by operating activities compared with $16.0 million in the first nine months of 2000. A decrease in accounts receivable provided cash of $4.0 million, primarily at the Papermaking Equipment segment due to improved collection efforts and the timing of payments, and to a lesser extent, our overall decrease in revenues. An increase in inventories and unbilled contract costs and fees used cash of $6.4 million, primarily at the Papermaking Equipment segment, including $3.7 million related to an increase in work in process inventories, and $2.7 million related to an increase in unbilled contract costs and fees due to the timing of billings. Cash of $4.0 million was used for an increase in other current assets, including an increase of $1.5 million in the deferred tax asset at the Composite and Fiber-based Products segment. An increase in accounts payable provided $2.0 million of cash primarily in the Papermaking Equipment segment due to the timing of payments.

      Our investing activities, excluding available-for-sale investments and advance to affiliate activity, used $1.9 million of cash in the first nine months of 2001, compared with $4.1 million in the first nine months of 2000. During the first nine months of 2001, we purchased property, plant, and equipment for $3.8 million, including $2.6 million at Thermo Fibergen, offset in part by the collection of $1.8 million from a note receivable related to Thermo Fibergen's September 2000 sale of its fiber-recovery and water-clarification systems plant.

      Our financing activities provided cash of $0.7 million in the first nine months of 2001, compared with $0.6 million in the first nine months of 2000. During the first nine months of 2001, we used $0.5 million to fund the repayment of a long-term obligation and $0.6 million to fund the purchase of our common stock, offset in part by $0.5 million of cash provided by the issuance of our common stock and subsidiary common stock through the exercise of stock options. In September 2001, our board of directors authorized the repurchase, through September 24, 2002, of up to $50 million of our debt and equity securities in the open market, or in negotiated transactions. As of September 29, 2001, we had $49.4 million remaining under this authorization. In addition, during the third quarter of 2001, cash of $1.3 million was provided by a transfer of cash and associated liability from Thermo Electron in connection with the spin off.

      During the month of September 2000, the initial redemption period, holders of Thermo Fibergen's common stock and common stock redemption rights surrendered 2,713,951 shares of Thermo Fibergen's common stock at a redemption price of $12.75 per share, for a total of $34.6 million. In October 2000, Thermo Fibergen used available working capital to fund the payment and retired these shares immediately following the redemption. During the period from September 1, 2001 through October 11, 2001, holders of Thermo Fibergen common stock and common stock redemption rights surrendered 1,030,562 shares of Thermo Fibergen common stock at a redemption price of $12.75 per share in the final redemption period for the common stock redemption rights. Common stock redemption rights amounting to 970,487 were not surrendered for redemption by October 11, 2001, have expired, and are no longer listed for trading on the American Stock Exchange. In October 2001, Thermo Fibergen remitted $13.1 million for the surrendered shares, using a combination of available working capital and a $6,000,000 loan from us to fund the redemption payment. The accrued liability for the payment is included in common stock of subsidiary subject to redemption in the September 29, 2001 balance sheet. Following the final redemption period, 10,522,087 shares of Thermo Fibergen common stock remain outstanding, including 10,407,600 shares held by us and 114,487 shares held by shareholders other than us.

<

>
                                  KADANT INC.

Liquidity and Capital Resources (continued)

      In November 2001, we announced that we would acquire all of the outstanding shares of Thermo Fibergen's common stock held by shareholders other than us in exchange for $12.75 per share in cash, without interest. As a result, Thermo Fibergen will become our wholly owned subsidiary. The proposed transaction will require Securities and Exchange Commission clearance of certain necessary filings, but will not require Thermo Fibergen board or shareholder approval. This transaction is expected to be completed during the fourth quarter of 2001.

      At September 29, 2001, we had $78.6 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. We do not currently intend to repatriate undistributed foreign earnings into the U.S., and do not expect that this will have a material adverse effect on our current liquidity.

      In compliance with the IRS ruling on the spin off, we intend to issue equity in the range of 10 to 20 percent of our outstanding common stock within one year of the distribution to support our current business plan, which includes the repayment of debt, acquisitions, strategic partnerships and investment in additional capacity for our composite building products business (Note 8).

      Our net debt (calculated as total short- and long-term debt and common stock of subsidiary subject to redemption, less cash, cash equivalents, advance to affiliate, and available-for-sale investments) was $5.4 million at September 29, 2001, compared with $17.9 million at December 30, 2000.

      During the remainder of 2001, we plan to make expenditures for property, plant, and equipment of approximately $1.3 million. Included in this amount is $0.9 million for Thermo Fibergen, which intends to make capital expenditures to develop and expand its composite building products business. Our ability to use our cash and to incur additional debt will be limited by financial covenants in our distribution agreement with Thermo Electron (Note 10). These financial covenants require (1) the ratio of our net indebtedness to net capitalization not to exceed 40% and (2) on a rolling four quarter basis, the sum of our (a) operating income (excluding restructuring and other unusual items, such as gains on sales of assets, included in operating income), (b) amortization of goodwill and other intangible assets, and (c) interest income, to be at least four times greater than interest expense. We are in compliance with all the financial covenants of the agreement. We believe that our existing resources are sufficient to meet the capital requirements of our existing operations for the foreseeable future.

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

(b)   Reports on Form 8-K

      On July 12, 2001, the Company filed a Current Report on Form 8-K with respect to the spin off of the Company from Thermo Electron Corporation, including a preliminary information statement.

<

>
                                  KADANT INC.

Item 6 - Exhibits and Reports on Form 8-K (continued)
-----------------------------------------

      On July 17, 2001, the Company filed a Current Report on Form 8-K with respect to the Company's Shareholder Rights Plan.

      On July 20, 2001, the Company filed a Current Report on Form 8-K with respect to the Company's financial results for the quarter ended June 30, 2001.

      On August 6, 2001, the Company filed a Current Report on Form 8-K with respect to the spin off of the Company from Thermo Electron Corporation, including a definitive information statement.

      On August 9, 2001, the Company filed a Current Report on Form 8-K with respect to the completion of the spin off of the Company from Thermo Electron Corporation.


<

>
                                  KADANT INC.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 2001.

                               KADANT INC.



                               /s/ Thomas M. O'Brien
                               --------------------------------------------
                               Thomas M. O'Brien
                               Executive Vice President and Chief Financial and Accounting Officer


<

>
                                  KADANT INC.

                                 EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
--------------------------------------------------------------------------------

 10          Amended and Restated Equity Incentive Plan.

 99          Press Release dated November 9, 2001.