Form 10-K
period 2001-12-29
KADANT INC
filed 2002-03-20
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              ----------------------------------------------------

                                    FORM 10-K

(mark one)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 29, 2001

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-11406

                                   KADANT INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                              52-1762325
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Acton Place, Suite 202
Acton, Massachusetts                                                       01720
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (978) 776-2000


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 31, 2002, was approximately $171,929,000.

As of January 31, 2002, the Registrant had 12,240,019 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 29, 2001, are incorporated by reference into Parts I and II, and portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002, are incorporated by reference into
Part III. Copies of these documents can be obtained at no cost by calling the Company at (978) 776-2000.

                                     PART I

Item 1.  Business

(a)   General Development of Business
      -------------------------------

      Kadant Inc. (also referred to in this document as "we", "the Registrant" or "the Company"), operates in two segments: the Pulp and Papermaking Equipment and Systems segment and the Composite and Fiber-based Products segment. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. and our common stock now trades under the ticker symbol "KAI" on the American Stock Exchange.

      Through our Pulp and Papermaking Equipment and Systems segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. Our principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. Through our Composite and Fiber-based Products segment, we develop, manufacture, and market fiber-based composite products for the building industry and manufacture and sell agricultural carriers derived from cellulose fiber.

      We were incorporated in November 1991 as a wholly owned subsidiary of Thermo Electron Corporation. In November 1992, we conducted an initial public offering of our common stock and became a majority-owned public subsidiary of Thermo Electron. As part of its reorganization plan, Thermo Electron spun off its equity interest in us as a dividend to Thermo Electron shareholders in August 2001. Thermo Electron received a favorable private letter ruling from the Internal Revenue Service that the distribution would generally qualify as a tax-free distribution, with approximately 8% of the shares distributed being considered "taxable" shares. The favorable tax treatment is subject to our compliance with various facts and representations, including a representation that we will conduct a public offering of 10 to 20 percent of our outstanding common stock within one year of the distribution. The offering will also support our current business plan, which includes repayments of debt, acquisitions, creation of strategic partnerships, and investments in our core papermaking equipment business and composite products business. The dividend was distributed on August 8, 2001, on the basis of 0.0612 shares of our common stock for each share of Thermo Electron common stock outstanding. Following the distribution, Thermo Electron ceased to hold any shares of our common stock. Thermo Electron continues to guarantee, on a subordinated basis, our 4 1/2% subordinated convertible debentures due 2004, and we are subject to compliance with certain financial covenants contained in the amended Plan and Agreement of Distribution with Thermo Electron (see Note 9 to Consolidated Financial Statements in our 2001* Annual Report to Shareholders).

      Our Pulp and Papermaking Equipment and Systems segment designs and manufactures stock-preparation systems and equipment, papermaking machine accessories, and water-management systems for the paper and paper recycling industries. Our principal products for the paper and paper recycling industries include:

      - custom-engineered systems and equipment for the conversion of waste paper into recycled paper;
      - accessory equipment and related consumables necessary for the efficient operation of papermaking machines; and
      - water-management systems for the continuous cleaning of papermaking machine fabrics and the draining, purifying, and recycling of process water for paper sheet and web formation.



--------------------
* References to 2001, 2000, and 1999, in this document are for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.


<

>




      We have been in operation for more than 100 years and have a large, stable customer base that includes most of the world's paper manufacturers. Our products and systems can be found in most of the world's pulp and paper mills. We also have one of the largest installed bases of equipment in the pulp and paper industry, which provides us with a higher margin spare parts and consumables business, which we believe is less susceptible to the cyclical trends of the paper industry. We currently manufacture our products for the pulp and paper industry in six countries in Europe and North America, and license certain of our products for manufacture in South America and the Pacific Rim.

      Our Composite and Fiber-based Products segment manufactures and markets fiber-based composite products for the building industry, which are derived from natural fiber and recycled plastic, and manufactures and sells fiber-based granules used primarily as agricultural carriers. Our composite building products, such as decking and roof tiles, are sold into the emerging markets for alternative lumber and roofing products. In January 2001, we acquired the remaining 49% equity interest that we did not already own in Kadant Composites Inc. (formerly named NEXT Fiber Products Inc.), which is responsible for our composite building products business. We established a composite building products manufacturing facility in Green Bay, Wisconsin, and began production at the facility in late 2000. We also employ patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are primarily used as agricultural carriers and, to a lesser extent, as oil and grease absorbents and catbox filler.

      On December 27, 2001, we completed a short-form merger with Thermo Fibergen, formerly a majority-owned public subsidiary, pursuant to which we acquired 359,587 shares of Thermo Fibergen's common stock, representing all of the outstanding shares of Thermo Fibergen's common stock not already owned by us for $12.75 per share in cash. As a result, Thermo Fibergen's common stock ceased to be publicly traded. We expended $4,585,000 in cash for the shares (see Note 11 to Consolidated Financial Statements in our 2001 Annual Report to Shareholders).

Forward-looking Statements

      This annual report on Form 10-K and the documents that we incorporate by reference in this Annual Report on Form 10-K include statements that are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," "will," or similar expressions, we are making forward-looking statements. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under the heading "Forward-looking Statements" in our 2001 Annual Report to Shareholders, which statements are incorporated by reference in this Annual Report on Form 10-K.

      Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section of our 2001 Annual Report to Shareholders captioned "Forward-looking Statements," which statements are incorporated in this document by reference.

(b)   Financial Information About Segments
      ------------------------------------

      Financial information concerning our segments is summarized in Note 14 to Consolidated Financial Statements in our 2001 Annual Report to Shareholders, which information is incorporated in this document by reference.


<

>


(c)   Description of Business
      -----------------------

      (i)  Principal Products and Services
           -------------------------------

      We operate in two segments: (1) Pulp and Papermaking Equipment and Systems and (2) Composite and Fiber-based Products. In classifying operational entities into a particular segment, we aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

Pulp and Papermaking Equipment and Systems

      Our pulp and papermaking equipment and systems business consists of the following product lines: stock-preparation systems for the manufacture of recycled paper, accessory systems for continuous cleaning of rolls used in papermaking machines, and water-management systems for continuous cleaning of papermaking machine fabrics as well as formation and drainage systems critical to sheet formation.

Stock-preparation Systems and Equipment

      We develop, design, manufacture, and sell complete custom-engineered systems, as well as standard individual components, for the preparation of recycled and virgin fibers. We offer over 80 products relating to all aspects of the stock-preparation process. Our principal stock-preparation products include:

      Screening Systems. We offer a full range of screening systems, including coarse screens that remove metals and sand from the pulp mixture, and fine screens that remove microscopic particles such as glue and plastic. In late 2000, we introduced a patented new screening technology that, in certain applications, can produce up to 40% cleaner pulp without decreasing capacity. As a result, we believe our new screening systems are the most technologically advanced currently on the market. We also offer screen baskets, which are essentially the consumable portion of the screen. Screen baskets typically are replaced every 9 to 12 months.

      De-inking Systems. We offer de-inking systems that inject small air bubbles into the bottom of the pulp mixture. The ink in the pulp mixture bonds to the air bubbles and rises to the surface where the inky film is removed. We believe that our de-inking systems remove ink more effectively with less fiber loss than de-inking systems offered by our competitors.

      Pulpers. We offer both high- and low-consistency pulpers that blend waste paper with water and certain chemicals to form pulp mixtures without contaminant breakdown, thus allowing easier contaminant removal in later stages of the process. Our high-consistency pulpers generate pulp mixtures comprised of approximately 85% water and 15% fiber, and our low-consistency pulpers generate pulp mixtures comprised of approximately 94% water and 6% fiber.

      Cleaning Systems. We offer both forward and reverse cleaners. Forward cleaners remove heavy contaminants such as metal and sand from the pulp mixture, and reverse cleaners remove light contaminants such as glue and plastic.

      Washing Systems. We offer counter-current washing systems that remove ink and ash from the pulp mixture by injecting water counter current to the flow and drawing contaminants out with the water.

      Trash Removal Systems. We offer trash removal systems that remove larger debris and impurities by screening them from the pulp mixture.

      Thickeners. We offer four principal types of thickeners that remove water from the pulp mixture, thereby increasing the consistency of the mixture. Thicker pulp mixtures are necessary to break up ink particles in the dispersers.


<

>


      Dispersers. We offer mechanical dispersers that break down ink particles that were not removed in the de-inking system into microscopic particles, or combine them to form sizes that can be removed in subsequent processing.

      In addition, we design, develop, manufacture, and sell products for the virgin pulping process, including:

      Chemi-Washers(R). We offer Chemi-Washers, horizontal counter-current belt washers that are used to remove lignin and process chemicals in the virgin pulping process.

      Evaporators, Recausticizing, and Condensate Treatment Systems. We offer evaporators, recausticizing, and condensate treatment systems that are used in the virgin pulping process to concentrate and recycle process chemicals and to remove condensate gases.

      Bleaching Systems. We offer oxygen-bleaching systems that increase the brightness of the pulp without using chlorine bleach or moving parts.

      Revenues from our stock-preparation equipment and systems product line were $111.1 million, $113.0 million, and $98.9 million in 2001, 2000, and 1999, respectively.

Accessories

      We develop, design, manufacture, and sell a wide range of accessories that continuously clean the rolls of a papermaking machine, remove the paper sheets and webs from the rolls, automatically cut the paper sheets and webs at sheet-breaks, and eliminate curl from the paper sheets and webs. These functions are critical for paper manufacturers because they reduce machine breakdowns and downtime, extend the life of consumable fabrics, and improve paper quality. Our principal accessories include:

      Doctor Systems. A doctor system cleans a paper machine roll by placing a blade at an angle against the tangent of the roll. The system is typically comprised of a doctor (a structure supporting the blade and holder), a blade holder, and a doctor blade. A large paper machine may have as many as 100 doctors.

      Doctor Holders. A doctor holder is the part of a doctor system that holds the doctor blade to ensure constant pressure against the roll. It is critical that the entire length of the roll is doctored consistently, and the holder is designed to ensure that the force of the blade is evenly applied.

      Doctor Blades. We offer doctor blades made of metal, bi-metal, or synthetic materials, customized to each individual application. We offer doctor blades that keep the rolls of a papermaking machine clean by removing stock accumulations, water rings, fuzz, pitch, and filler buildup. We also offer doctor blades that are specially designed to remove the paper sheet or web from the roll during sheetbreaks and startups. In addition, we offer creping doctor blades, which are instrumental in the production of tissue and toweling, and coater blades, which evenly spread coatings that add gloss to the paper sheet. A typical doctor blade has a life ranging from eight hours to two months depending on the application.

      Revenues from our accessories product line were $63.4 million, $70.3 million, and $74.8 million in 2001, 2000, and 1999, respectively.

<

>


Water-management Systems

      We design, develop, manufacture, and sell water-management systems used to clean papermaking machine fabrics, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Our principal water-management systems include:

      Shower and Fabric-conditioning Systems. Paper machine fabrics convey the paper web through the forming, pressing, and drying sections of the paper machine. The average paper machine has between 3 and 12 fabrics. These fabrics can easily become contaminated with fiber, fillers, pitch, and dirt that can have a detrimental effect on paper machine performance and paper quality. Our shower and fabric-conditioning systems assist in the removal of these contaminants. We design and build shower systems that clean the fabrics with oscillating showers using both high-pressure and low-pressure water, together with chemical additives. We design our showers to clean the fabrics using a minimum amount of water, thereby reducing fresh water usage. There are generally between 10 and 30 showers used on a paper machine. We also design and manufacture vacuum-augmented dewatering boxes for removing shower water and contaminants from the fabrics.

      Formation Systems. A sheet of paper is formed on the fourdrinier section of a paper machine. We supply all the structures located under the forming fabric to remove water from the pulp mixture. These structures consist of the forming board, gravity foils, low- and high-vacuum structures, and vacuum control systems. Our patented VID formation system creates improved sheet or web formation by allowing the papermaker to increase speed, reduce fiber cost, improve formation and sheet properties, and reduce chemical usage.

      Water-filtration Systems. The paper industry is one of the largest industrial users of fresh water. We offer water-filtration systems consisting of single in-line pressure filters, multiple-barrel pressure filters, whitewater gravity strainers, vacuum-augmented fiber recovery strainers, and side-hill screens that remove contaminants from the process water before reuse and recover reusable fiber for recycling back into the pulp mixture. Our filtration systems also allow our customers to reuse their process water within the paper mill, thereby reducing their fresh water usage. The newest addition to our water-filtration system product line is the Petax(TM) fine filtration system. The Petax system can remove particles as small as 1 to 20 microns in size.

      Revenues from our water-management product line were $37.8 million, $42.4 million, and $42.6 million in 2001, 2000, and 1999, respectively.

Composite and Fiber-based Products

      Our Composite and Fiber-based Products segment consists of two product lines: composite building products and fiber-based granular products.

      We develop, design, and manufacture composite building products made from papermaking byproducts, reclaimed plastic, and other material. As an alternative to traditional products such as pressure-treated lumber, cedar, and slate and clay roof tiles, composite building products have numerous applications such as decking and roofing.

      We currently offer the following composite building products:

      Decking. Our decking system includes deck boards as well as railings. Our decking products feature a brushed appearance, which we believe offers a more attractive alternative to the homeowner than the leading decking products.

      Roof Tiles. Our composite roof tile products are made to resemble traditional clay tiles. In addition, we have developed a slate roof tile product. Traditional clay and slate tiles are heavy, brittle, and susceptible to breakage. Our composite tile products are lighter and less susceptible to breakage than traditional clay and slate tiles, which provides significant savings in labor and other costs. Based on internal testing, we believe that our composite roof tile products will achieve a Class A fire resistance rating when used in conjunction with certain underlayments.


<

>


      Our composite building product line contributed revenues of $2.0 million in 2001, and $0.2 million in 2000, the first year that we recognized revenues from this product line.

      We also employ patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are used primarily as agricultural carriers used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. In addition, our granules are used in our composite building products.

      Our fiber-based granular product line contributed revenues of $5.8 million, $6.6 million, and $7.2 million in 2001, 2000, and 1999, respectively.

      (ii) and (xi)   New Products; Research and Development
                      --------------------------------------
      We seek to develop a broad range of equipment for all facets of the markets we serve. Over the next several years, we expect to focus our research and development efforts on the development of fiber-based composite building products and the technological advancement of our paper recycling, accessories, and water-management equipment.

      Our research and development expenses were $6.6 million, $7.7 million, and $7.3 million in 2001, 2000, and 1999, respectively.

Pulp and Papermaking Equipment and Systems

      An important element of our growth strategy for this segment is the development or licensing of new complementary products. We have state-of-the-art research facilities and collaborative relationships with several of our pulp and paper industry customers.

      For recycling equipment, we maintain a stock-preparation pilot laboratory adjacent to our manufacturing facility in France, which contains all the equipment necessary to replicate a commercial stock-preparation system. In this laboratory, a customer's wastepaper can be tested to determine the exact system configuration that would be recommended for its future facility. In February 2002, we announced that we would be closing a similar, redundant pilot laboratory in our Ohio facility. The testing laboratories are also used to evaluate prototype equipment, enabling research teams to quickly and thoroughly evaluate new designs. In addition, we work closely with our customers in the development of products, typically field-testing new products on our customers' papermaking machines using pilot systems. For our other product lines, we have one facility that houses an operation for continued development of accessory products, while another is devoted to the development of new water-management products.

Composite and Fiber-based Products

      We are developing fiber-based composite products for the building industry, for use in applications such as decking and roofing. We have a research and development facility in Massachusetts that is focused on developing new composite formulations, and enhancing the composition, color, and other attributes of our composite building products. In 2001, we introduced two new fade-resistant colors, cedar and mahogany, as well as an easier-to-install railing system.

      We continue research and development efforts to develop high-value products using materials recovered from papermaking byproducts, including a low-bulk density product for home lawn and garden applications. We operate a manufacturing plant in Green Bay, Wisconsin, which processes papermaking byproducts provided by a nearby paper recycling mill into cellulose-based granules.


<

>

      (iii)  Raw Materials
             -------------

Pulp and Papermaking Equipment and Systems

      Raw materials, components, and supplies for all of our significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on our business.

Composite and Fiber-based Products

      Raw materials, components, and supplies for our composite building products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on our business. The raw material used in the manufacture of our fiber-based granules is obtained from a single paper mill. The mill has the exclusive right to supply papermaking byproducts to our existing granulation plant in Green Bay, Wisconsin, under a contract that expires in December 2003, subject to successive mutual two-year extensions. Although we believe that our relationship with the mill is good, the mill may not agree to renew the contract upon its termination. To date, we have experienced no difficulties in obtaining these materials.

      (iv) Patents, Licenses, and Trademarks
           ---------------------------------

      We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position.

Pulp and Papermaking Equipment and Systems

      We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2002 to 2018. Third-parties have certain rights governing two of our patents that we jointly developed. We currently hold an exclusive long-term, worldwide license for a patent on technology that another third-party developed. We have joint ownership with that third-party of a second patent on technology that was jointly developed.

      We maintain a worldwide network of licensees and cross-licensees of products with other companies servicing the pulp, papermaking, converting, and paper recycling industries. We hold an exclusive worldwide license for certain de-inking cells under an agreement that extends until 2007. We also have license arrangements with several companies with regard to accessory equipment.

Composite and Fiber-based Products

      We have filed several U.S. patent applications for various products and processes relating to papermaking byproducts and composite building products, and expect to file additional patent applications in the future.

      We have granted a third-party nonexclusive licenses under two of our patents to sell fiber-based granules produced at an existing site for sale in the oil and grease absorption and catbox filler markets. In addition, we currently hold several U.S. patents, expiring at various dates ranging from 2004 to 2016, relating to various aspects of the processing of fiber-based granular materials and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets. We also have foreign counterparts to these U.S. patents in Canada and in various European countries, and have additional patents pending in Canada and certain European countries.


<

>


      (v)  Seasonal Influences
           -------------------

Pulp and Papermaking Equipment and Systems

      There are no material seasonal influences on the segment's sales of products and services.

Composite and Fiber-based Products

      There are no material seasonal influences on the segment's sales of products and services.

      (vi) Working Capital Requirements
           ----------------------------

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

      (vii)  Dependency on a Single Customer
             -------------------------------

      No single customer accounted for more than 10% of the Company's revenues in any of the past three years.


      (viii)  Backlog
              -------

      Our backlog of firm orders for the Pulp and Papermaking Equipment and Systems segment was $30.9 million and $56.9 million at year-end 2001 and 2000, respectively. The backlog of firm orders for the Composite and Fiber-based Products segment was $0.3 million and $0.4 million at year-end 2001 and 2000, respectively. We anticipate that substantially all of the backlog at December 29, 2001, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

      (ix)  Government Contracts
            --------------------

      Not applicable.

      (x)  Competition
           -----------

      We face significant competition in each of our principal markets. We compete primarily on the basis of quality, price, service, technical expertise, and product innovation. We believe the reputation that we and our predecessors have established over more than 100 years for quality products and in-depth process knowledge provides us with a competitive advantage. In addition, a significant portion of our business is generated from our existing worldwide customer base. To maintain this base, we have emphasized technology, service, and a problem-solving relationship with our customers.

Pulp and Papermaking Equipment and Systems

      We are a leading supplier of stock-preparation equipment for the preparation of wastepaper to be used in the production of recycled paper. There are several major competitors that supply various pieces of equipment for this process. Our principal competitors in this market are Voith Paper GmbH, Groupe Laperriere & Verrault Inc., Ahlstrom Machine Company, Kvaerner Pulping Technologies, Metso Corporation, and Maschinenfabrik Andritz AG. We compete in this market primarily on the basis of technical expertise, product innovation, and price. Other competitors specialize in segments within the white- and brown-paper markets.


<

>



      We are a leading supplier of specialty accessory equipment for papermaking machines. Our principal competitors in this market on a worldwide basis are ESSCO Inc. and Metso Corporation. Because of the high capital costs of papermaking machines and the role of our accessories in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, performance, and price.

      Various competitors exist in the formation, conditioning and cleaning systems, and filtration systems markets. Asten/Johnson Foils is a major supplier of formation tables, while a variety of smaller companies compete within the conditioning and cleaning systems and filtration systems markets. In each of these markets, we generally compete on the basis of process knowledge, application experience, product quality, service, and price.

Composite and Fiber-based Products

      We encounter intense competition in the sale of our composite building products. Our principal competitors for composite building products are producers of traditional products such as pressure-treated lumber, and clay, slate, and cedar shake roof tiles. Many of the suppliers of traditional products have well- established ties in the building and construction industry. In addition, several suppliers have entered the composite building products market and competition has become intense. The leading providers of composite decking products include Trex Company, Inc., Louisiana-Pacific Corporation, and Advanced Environmental Recycling Technologies Inc. The leading composite roof tile suppliers include Owens Corning and Royal Group Technologies Limited. We compete in this market on the basis of product performance, brand awareness, and price.

      We believe that we are currently the only producer of fiber-based agricultural carriers. In this market, our principal competitors in the U.S. are producers of clay-based agricultural carriers for row crops and professional turf protection, and producers of corncob-based granules traditionally used in the home lawn and garden and professional turf markets. The principal competitive advantages of our agricultural carrier product are that it is virtually dust-free and is more uniform in absorption and particle-size distribution than clay- and corncob-based carriers. In addition, our granules are chemically neutral, requiring little or no chemical activation. We compete in this market on the basis of product quality and price.

      (xii)  Environmental Protection Regulations
             ------------------------------------

      We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

      (xiii)  Number of Employees
              -------------------

      As of December 29, 2001, we employed approximately 1,160 people. Approximately 25 employees at our operation in Pointe Claire, Quebec, Canada, are represented by a labor union under a collective bargaining agreement expiring August 31, 2002. Approximately 29 employees at our operation in Guadalajara, Mexico, are represented by a labor union under an annual collective bargaining agreement. In addition, certain employees of our subsidiaries in France and England are represented by trade unions. We consider our relations with employees and unions to be good.

(d)   Financial Information About Geographic Areas
      --------------------------------------------

      Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in our 2001 Annual Report to Shareholders, which information is incorporated in this document by reference.


<

>

(e)   Executive Officers of the Registrant
      ------------------------------------

                                   Present Title (Fiscal Year First Became
      Name                   Age   Executive Officer)
      --------------------------------------------------------------------------

      William A. Rainville    60   Chairman of the Board, President, and Chief
                                   Executive Officer (1991)
      Thomas M. O'Brien       50   Executive Vice President, Chief Financial
                                   Officer, and Treasurer (1994)
      Jonathan W. Painter     43   Executive Vice President (1997)
      Edward J. Sindoni       57   Senior Vice President (1994)
      Sandra L. Lambert       47   Vice President, General Counsel, and
                                   Secretary (2001)
      Michael J. McKenney     40   Vice President, Finance (Chief Accounting
                                   Officer) (2002)

      Mr. Rainville has been president and chief executive officer since our incorporation in 1991, a member of our board of directors since 1992, and became chairman of our board in August 2001. Prior to August 2001, Mr. Rainville also held various managerial positions with Thermo Electron, most recently serving as chief operating officer, recycling and resource recovery, a position he held since 1998, and for five years prior to that, as a senior vice president. Prior to joining Thermo Electron, Mr. Rainville held positions at Drott Manufacturing, Paper Industry Engineering, and Sterling Pulp and Paper.

      Mr. O'Brien has been our executive vice president since September 1998 and became chief financial officer and treasurer in August 2001. He also served as vice president, finance, from 1991 until September 1998. Prior to joining us, Mr. O'Brien held various finance positions at Racal Interlan, Inc.; Prime Computer; Compugraphic Corporation; and the General Electric Company.

      Mr. Painter has been our executive vice president since September 1997 and has been chief executive officer of our composite building products business since May 2001. He served as our treasurer and treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter also held various managerial positions at Thermo Electron.

      Mr. Sindoni has been our senior vice president since 2001 and, prior to that, served as a vice president since 1992. Prior to joining us in 1987, he had a 21-year career with the General Electric Company.

      Ms. Lambert has been our vice president and general counsel since August 2001, and secretary since our incorporation in 1991. Prior to joining us, she was a vice president and the secretary of Thermo Electron from 1999 and 1990, respectively, and was a member of Thermo Electron's legal department.

      Mr. McKenney became our vice president, finance, and chief accounting officer in January 2002, and has been corporate controller since 1997. Mr. McKenney was controller of Kadant AES, our division acquired from Albany International Inc., from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International.

Item 2.  Properties
         ----------

      We believe that our facilities are in good condition and are suitable and adequate for our present operations and that, with respect to leases expiring in the near future, suitable space is readily available if any leases are not extended. The location and general character of our principal properties by segment as of December 29, 2001, are as follows:

Pulp and Papermaking Equipment and Systems

      We own approximately 1,000,000 square feet and lease approximately 100,000 square feet, under leases expiring at various dates ranging from 2002 to 2008, of manufacturing, engineering, and office space. Our principal engineering and manufacturing space is located in Vitry-le-Francois, France; Auburn, Massachusetts; Rayville, Louisiana; Queensbury, New York; Middletown, Ohio; Guadalajara, Mexico; Pointe Claire, Quebec, Canada; Bury, England; and Hindas, Sweden.


<

>



Composite and Fiber-based Products

      We own approximately 26,000 square feet and lease approximately 130,000 square feet, under leases expiring at various dates ranging from 2002 to 2004, of manufacturing, engineering, and office space located principally in Green Bay, Wisconsin; and Bedford, Massachusetts.

Item 3.  Legal Proceedings
         -----------------

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

      Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in our 2001 Annual Report to Shareholders, which data is incorporated in this document by reference.

Item 6.  Selected Financial Data
         -----------------------

      This information is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in our 2001 Annual Report to Shareholders, which information is incorporated in the document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

      This information is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Shareholders, which information is incorporated in this document by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      These disclosures are included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Shareholders, which disclosures are incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

      Our Consolidated Financial Statements as of December 29, 2001, and Supplementary Data are included in our 2001 Annual Report to Shareholders and are incorporated in this document by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ----------------------------------------------------------------

      Not applicable.

<

>


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

      The information concerning directors is listed under the caption "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

      We are also required under Item 405 of Regulation S-K, to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information is listed under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation
         ----------------------

      This information is listed under the caption "Executive Compensation" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

      This information is listed under the caption "Stock Ownership" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

      This information is listed under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.


<

>


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a,d)  Financial Statements and Schedules
       ----------------------------------

       (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

       (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

       (3) Exhibits filed herewith or incorporated in this document by reference are set forth in Item 14(c) below.

       List of Financial Statements and Schedules Referenced in this Item 14
       ---------------------------------------------------------------------

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

(b)    Reports on Form 8-K
       -------------------

       None.

(c)    Exhibits
       --------

       See Exhibit Index on the page immediately preceding exhibits.

<

>


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 2002                KADANT INC.


                                     By: /s/ William A. Rainville
                                         ---------------------------------------
                                         William A. Rainville
                                         President, Chief Executive Officer, and
                                         Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 20, 2002.

Signature                                Title
--------------------------------------------------------------------------------


By:  /s/ William A. Rainville            President, Chief Executive Officer, and
     ------------------------            Chairman of the Board
     William A. Rainville


By:  /s/ Thomas M. O'Brien               Executive Vice President, Chief
     -----------------------             Financial Officer, and Treasurer
     Thomas M. O'Brien


By:  /s/ Michael J. McKenney             Vice President, Finance (Chief
     -----------------------             Accounting Officer)
     Michael J. McKenney


By:  /s/ John M. Albertine               Director
     -----------------------
     John M. Albertine


By:  /s/ Francis L. McKone               Director
     -----------------------
     Francis L. McKone


By:  /s/ Donald E. Noble                 Director
     -----------------------
     Donald E. Noble



<

>


                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders and Board of Directors of Kadant Inc.:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kadant Inc.'s (formerly named Thermo Fibertek Inc.) Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on those basic statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                    Arthur Andersen LLP



Boston, Massachusetts
February 8, 2002

<

>


SCHEDULE II

                                   KADANT INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)


                                     Balance at   Provision                Accounts                Balance
                                      Beginning  Charged to    Accounts     Written                 at End
Description                             of Year     Expense   Recovered         Off   Other (a)    of Year
----------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts

Year Ended December 29, 2001             $2,182      $1,146      $   31      $ (876)     $   32     $2,515

Year Ended December 30, 2000             $1,659      $1,197      $    7      $ (616)     $  (65)    $2,182

Year Ended January 1, 2000               $2,231      $  234      $    -      $ (586)     $ (220)    $1,659


                                                              Provision
                                                             Charged to
                                               Balance at       Expense     Activity                  Balance
                                                Beginning  (Reversed to   Charged to      Currency     at End
Description                                       of Year       Income)      Reserve   Translation    of Year
------------------------------------------------------------------------------------------------------------

Accrued Restructuring Costs (b)

Year Ended December 29, 2001                      $    32       $   673      $  (648)      $    (1)   $    56

Year Ended December 30, 2000                      $   669       $  (506)     $   (33)      $   (98)   $    32

Year Ended January 1, 2000                        $    34       $ 2,257      $(1,356)      $  (266)   $   669

(a) Includes allowances of businesses acquired and sold during the year, as described in Note 4 to Consolidated
    Financial Statements in our 2001 Annual Report to Shareholders, and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 12 to Consolidated Financial Statements in our
    2001 Annual Report to Shareholders.

<

>



                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

   3.1         Restated Certificate of Incorporation of the Registrant (filed as
               Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated herein by reference).

   3.2 By-Laws of the Registrant, as amended and restated (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated herein by reference).

   4.1         Rights Agreement, dated as of July 16, 2001, between the
               Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the
               Summary of Rights to Purchase Preferred Stock (filed as Exhibit
               4.1 to the Registrant's Current Report on Form 8-K [File No.
               1-11406], filed with the Commission on July 17, 2001, and incorporated herein by reference).

   4.2         Fiscal Agency Agreement dated as of July 16, 1997, among the
               Registrant, Thermo Electron Corporation, and Bankers Trust
               Company as fiscal agent, relating to $153 million principal amount of 4 1/2% Convertible Subordinated Debentures due 2004
               (filed as Exhibit 4 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended June 28, 1997 [File No. 1-11406] and incorporated herein by reference).

  10.1 Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
               [File No. 1-11406] and incorporated herein by reference).

  10.2 Form of Executive Retention Agreement between the Registrant and its executive officers - each executive officer has a two-year agreement, except Mr. William A. Rainville, who has a three-year agreement, and Mr. Michael J. McKenney, who has a one-year agreement (filed as Exhibit 10.2 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2001 [File No.
               1-11406] and incorporated herein by reference).

  10.3 Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as
               Exhibit 99.3 to the Registrant's Current Report on Form 8-K [File
               No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

  10.4 First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron
               Corporation.

  10.5         Tax Matters Agreement, dated as of August 8, 2001, between the
               Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated herein by reference).

  10.6         Amended and Restated Nonqualified Stock Option Plan of the
               Registrant (filed as Exhibit 10.4 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-11406] and incorporated herein by reference).


<

>

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

 10.7          Amended and Restated Equity Incentive Plan of the Registrant
               (filed as Exhibit 10 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended September 30, 2001 [File No. 1-11406] and incorporated herein by reference).

 10.8 Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-11406] and incorporated herein by reference).

 10.9          Amended and Restated Directors' Stock Option Plan of the
               Registrant (filed as Exhibit 10.6 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-11406] and incorporated herein by reference).

 13            Annual Report to Shareholders for the year ended December 29,
               2001 (only those portions incorporated herein by reference).

 21            Subsidiaries of the Registrant.

 23            Consent of Arthur Andersen LLP.

 99            Temporary Note 3T to Article 3 of Regulation S-X.



