Form 10-K/A
period 2001-12-29
KADANT INC
filed 2002-04-23
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              ----------------------------------------------------

                   AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K

(mark one)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 29, 2001


[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-11406

                                   KADANT INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                              52-1762325
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Acton Place, Suite 202                                                 01720
Acton, Massachusetts                                                  (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 31, 2002, was approximately $171,929,000.

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



<

>

                                                                     FORM 10-K/A

                                   KADANT INC.

       Item 7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, has been amended to correct a typographical error and the complete text of Item 7, as amended, appears below. The error appeared in the second sentence under the sub-heading "Gross Profit Margin" of the section "Results of Operations - 2001 Compared With 2000" and the sentence has been corrected to read as follows: "The gross profit margin increased slightly to 39.0% in 2001 from 38.7% in 2000 at the Papermaking Equipment segment." The sentence formerly read as follows: "The gross profit margin increased slightly to 39.8% in 2001 from 39.2% in 2000 at the Papermaking Equipment segment." No other changes or amendments have been made to the Registrant's Annual Report on Form 10-K.


<

<

>
>

Kadant Inc.                                            2001 Financial Statements

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

       Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we make forward-looking statements, which are statements concerning possible or assumed future results of operations. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," "will," or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions and are based on the beliefs and assumptions of our management, based on information currently available to our management. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Forward-looking Statements' immediately following this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------------------------------------------------------------------------------

Industry Background
       Kadant operates in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Pulp and Papermaking Equipment and Systems segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. Our principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. We have been in operation for more than 100 years and have a large, stable customer base that includes most paper manufacturers in the world. We also have one of the largest installed bases of equipment in the pulp and paper industry, which provides us with a higher-margin spare parts and consumables business, which we believe is less susceptible to the cyclical trends in the paper industry.
       Through the Composite and Fiber-based Products segment, we develop, manufacture, and market fiber-based composite products for the building industry, and manufacture and sell agricultural carriers derived from cellulose fiber.
       Prior to our incorporation, we operated as a division of Thermo Electron Corporation. We were incorporated in Delaware in November 1991 as a wholly owned subsidiary of Thermo Electron. In November 1992, we conducted an initial public offering of our common stock and became a majority-owned public subsidiary of Thermo Electron. On July 12, 2001, we changed our name from Thermo Fibertek Inc. to Kadant Inc., and on August 8, 2001, we were spun off from Thermo Electron and became a fully independent public company (Note 1).

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

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview (continued)
--------------------------------------------------------------------------------

Composite and Fiber-based Products Segment
       Our Composite and Fiber-based Products segment consists of two product lines: our fiber-based granular products and our composite building products. We employ patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are primarily used as agricultural carriers. In our composite building products business, we develop, produce, and market fiber-based composite products, primarily for the building industry, used for applications such as decking and roof tiles.
       In January 2001, we acquired the remaining 49% equity interest that we did not already own in Kadant Composites Inc. (formerly named NEXT Fiber Products Inc.), which is responsible for our composite building products business (Note 3). We established a composite building products manufacturing facility in Green Bay, Wisconsin, and began production at the facility in 2000.
       Prior to September 2000, this segment owned and operated a plant that provided water-clarification and fiber-recovery services to a host mill on a long-term contract basis. The plant, which we began operating in July 1998, cleaned and recycled water and long fiber for reuse in the papermaking process. We sold this plant to the host mill in September 2000 (Note 4).

International Sales
       During 2001, approximately 55% of our sales were to customers outside the United States, principally in Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Critical Accounting Policies
       The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.
       Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the notes to consolidated financial statements.

       Revenue Recognition. Prior to 2000, we generally recognized revenues upon shipment of our products. During the fourth quarter of 2000, effective as of January 2, 2000, we adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (Note 17). In addition, we recognize revenues and profits on certain long-term contracts using the percentage-of-completion method of accounting.
       - SAB No. 101. Under SAB No. 101, revenues for products that are sold subject to customer acceptance provisions for which compliance with those provisions cannot be demonstrated until a point in time subsequent to shipment are recognized upon customer acceptance. Revenues for products that are sold subject to installation for which the installation is essential to functionality or not deemed inconsequential or

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview (continued)
--------------------------------------------------------------------------------

         perfunctory are recognized upon completion of installation. Revenues for products where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment with estimated installation costs accrued. We provide a reserve for the estimated warranty and installation costs at the time revenue is recognized. The complexity of all issues related to the assumptions, risks, and uncertainties inherent in the application of SAB No. 101 affect the amounts reported in our financial statements. Under SAB No. 101, we cannot reliably predict future revenues and profitability due to the difficulty of estimating when installation will be performed or when we will meet the contractually agreed upon performance tests, which can delay or prohibit recognition of revenues. The determination of when we install the equipment or fulfill the performance guarantees is largely dependent on the customer, their willingness to allow installation of the equipment or perform the appropriate tests in a timely manner, and their cooperation in addressing possible problems impeding achievement of the performance guarantee criteria. Unexpected changes in the timing related to the completion of installation or performance guarantees could cause our revenue and earnings to be significantly affected.

       - Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting were $53.5 million in 2001, $43.4 million in 2000, and $40.7 million in 1999. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The complexity of the estimation process under the percentage-of-completion method affects the amounts reported in our financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirement changes. In addition, we are exposed to the risk, primarily relating to our orders in China, that a customer will not comply with the order's contractual obligations or not accept delivery of the order, causing such customer to forfeit its deposit on the order. The contractual obligations relating to the order may be difficult to enforce through a foreign country's legal system, which could result in a significant reversal of revenue in the period or periods that were affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our business conditions were different, or if we used different assumptions, it is possible that materially different amounts could be reported in our financial statements.

       Accounts Receivable. Judgments are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy, specific customer collection issues, and a percentage of our accounts receivable arrived at by evaluating each aging category. In determining these percentages, we look at historical writeoffs of our receivables. We also look at current trends in the credit quality of our customer base as well as changes in our credit policies. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and each customer's current creditworthiness. We continuously monitor collections and payments from our customers. While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same bad debt rates that we have in the past, especially in light of the prolonged downcycle in the paper industry as evidenced by an increase in the amount of accounts receivable written off in 2001. A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely impact our operating cash flows in that period.

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview (continued)
--------------------------------------------------------------------------------

       Inventories. We value our inventory at the lower of the actual cost (on a first-in, first-out, or weighted average basis) or market value and include materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and compare these amounts to historical and forecasted usage and demand of each particular product or product line. We record a charge to cost of revenues for excess and obsolete inventory to reduce the carrying value of the inventories to net realizable value. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand, resulting in a charge for the write-down of that inventory in that period. In addition, our estimates of future product usage or demand may prove to be inaccurate, resulting in an understated or overstated provision for excess and obsolete inventory. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product usage and demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

       Warranties. We offer warranties of various durations to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate terms regarding warranty coverage and length of warranty depending on the product and the application. Our standard mechanical warranties require us to repair or replace defective product during the warranty period at no cost to the customer. We record an estimate for warranty related costs at the time of sale based on our actual historical return rates and repair costs. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in warranty return rates or costs to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

       Valuation of intangible assets and goodwill. Through year-end 2001, we assessed the future useful lives and recoverability of these assets whenever events or changes in circumstances indicated that the current useful lives had diminished or their carrying value had been impaired. Factors we considered important which could have triggered an impairment review included the following:
       - significant underperformance relative to historical or projected future operating results;
       - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
       - significant negative industry or economic trends;
We considered the future undiscounted cash flows of acquired companies in assessing the recoverability of these assets. We assessed cash flows before interest charges and if impairment was indicated, we would write the asset down to fair value. If quoted market values were not available, we would estimate fair value by calculating the present value of future cash flows. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss. Net intangible assets and goodwill amounted to $123.1 million as of December 29, 2001.
       In July 2001, the Financial Accounting Standards Board (FASB) released for issuance Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Overview (continued)
--------------------------------------------------------------------------------

life. An intangible asset with an indefinite useful life is to be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recorded at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that we complete a transitional goodwill impairment test within six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. Amortization of goodwill in 2001 was $3.4 million on a pretax basis, and $2.3 million on an after-tax basis, or approximately $.19 per diluted share. We are evaluating the impact of the new impairment standards and have not yet determined the effect, if any, of adoption on our financial statements.
       Our judgments and assumptions regarding the determination of the fair value of an intangible asset or goodwill associated with an acquired business could change as future events impact such fair values. Any future impairment loss could have a material adverse impact on our financial condition and results of operations in the period in which impairment is determined to exist.

Industry and Business Outlook
       Our products are primarily sold to the pulp and paper industry. The paper industry is currently in a prolonged downcycle, characterized by falling pulp and paper prices, decreased capital spending, and consolidation of paper companies within the industry. As paper companies continue to consolidate, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This trend, along with paper companies' actions to quickly reduce operating rates and restrict capital spending and maintenance programs when they perceive weakness in their markets, has adversely affected our business. There has been a significant amount of downtime in the pulp and paper industry in 2001. This, coupled with weakened conditions in the world economy in general and the strong U.S. dollar, will continue to produce a weak market environment and soften demand for our products in the foreseeable future. The slowdown in the world economy and the paper industry is continuing and uncertainty continues into 2002 in the markets we serve. In the longer term, we expect the consolidation in the paper industry and improved capacity management will improve paper companies' financial performance and, therefore, will be favorable for both paper companies and their suppliers.
       Bookings in the fourth quarter of 2001 were disappointing in North America and China, bringing our backlog down to $31 million. Our recycling business in North America has been particularly affected by the consolidations in the paper industry and high levels of machine shutdowns. Looking ahead to 2002, we have lowered our previous guidance and estimate earnings for the year to be $.70 to $.80 per diluted share. We will focus our efforts on attaining a more favorable product mix that includes higher-margin aftermarket sales, reducing operating expenses in the Papermaking Equipment segment, and lowering operating losses in the composite building products business. The earnings estimate for 2002 includes the favorable effect of ceasing goodwill amortization of approximately $.19 per diluted share resulting from the adoption of SFAS No. 142, but excludes the possible unfavorable effect of impairment charges resulting from the adoption of SFAS No. 142 (Note 1). Revenues in 2002 are expected to be between $185 and $195 million. More specifically, earnings in the first quarter of 2002 are expected to be $.05 to $.07 per diluted share, on revenues of $40 to $43 million. In addition, we plan to incur restructuring and unusual charges in accordance with EITF No. 94-3 of approximately $2.5 million in the first quarter, primarily relating to severance charges and the writedown of a facility and its related equipment in our continued effort to improve profitability and in response to a weak market environment. Although startups are difficult to forecast, we believe the composite building products business will generate nearly $1 million in revenues in the first quarter of 2002, and we expect revenues of $4 to $6 million from this business in 2002.

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Overview (continued)
--------------------------------------------------------------------------------

       In October 2001, we terminated for nonperformance a distributor's exclusive rights to distribute certain of our composite building products in exchange for minimum purchase commitments. We are now rebuilding and expanding our distribution network for composite building products and have begun a program of advertising in trade magazines, in-store promotions, and exhibiting at trade and home shows. Most importantly, in the fourth quarter of 2001 and the first quarter of 2002, we added three distributors with five locations in the Midwest and Southwest. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products, especially in light of the phase-out of widely used pressure-treated lumber that contains potentially harmful chemicals.

Results of Operations
--------------------------------------------------------------------------------

2001 Compared With 2000

Revenues
       Revenues decreased to $221.2 million in 2001 from $234.9 million in 2000. Excluding acquisitions and dispositions in 2000 and the unfavorable effects of currency translation in 2001 of $3.6 million due to a stronger U.S. dollar relative to other currencies in countries in which we operate, revenues in 2001 decreased by $9.9 million.
       Pulp and Papermaking Equipment and Systems Segment. Excluding the results of an acquisition and the effect of currency translation, revenues in our Papermaking Equipment segment decreased $10.8 million, or 5%. Revenues from the segment's accessories and water-management product lines decreased $5.6 million and $4.2 million, respectively, primarily as a result of a decrease in demand in North America due to adverse market conditions. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased $0.7 million primarily as a result of a decrease in sales in North America, largely offset by increases in sales in Europe and export sales to China.
       Composite and Fiber-based Products Segment. The Composite and Fiber-based Products segment revenues decreased $0.1 million, primarily due to a $1.0 million decrease in revenues as a result of the sale of the fiber-recovery and water-clarification services plant in September 2000, and to a lesser extent, a $0.8 million decrease in revenues at its fiber-based products business primarily due to a decrease in demand from two of its largest agricultural carrier customers. These decreases were largely offset by a $1.7 million increase in sales from its composite building products.

Gross Profit Margin
       Gross profit margin decreased to 37% in 2001 from 38% in 2000. The gross profit margin increased slightly to 39.0% in 2001 from 38.7% in 2000 at the Papermaking Equipment segment. The gross profit margin decreased at the Composite and Fiber-based Products segment due to an increase of approximately $0.7 million in the cost of natural gas used in the production of fiber-based granules and, to a lesser extent, underabsorbed manufacturing overhead as a result of lower revenues and production at the granules business in 2001. In addition, the gross margin decreased in this segment due to increased negative gross margins as a result of startup efforts at its composite building products business and the absence in 2001 of higher-margin revenues from the fiber-recovery and water-clarification services plant.

Other Operating Expenses
       Selling, general, and administrative expenses as a percentage of revenues increased slightly to 27% in 2001 from 26% in 2000 due to the decrease in revenues. Selling, general, and administrative expenses decreased to $59.0 million in 2001 from $60.9 million in 2000 primarily due to the effects of foreign currency translation and cost reduction efforts at the Papermaking Equipment segment.

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


2001 Compared With 2000 (continued)
       Research and development expenses decreased to $6.6 million in 2001 compared with $7.7 million in 2000, primarily at the Papermaking Equipment segment. Research and development expenses as a percentage of revenues remained constant at 3% in both periods.

Restructuring Costs
       During 2001, we recorded restructuring costs of $0.7 million for severance costs relating to 63 employees primarily in manufacturing and sales functions at the Papermaking Equipment segment's domestic subsidiaries, all of whom were terminated by December 29, 2001. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment (Note 12).

Gain on Sale of Business and Property
       In September 2000, we sold our fiber-recovery and water-clarification services plant for $3.6 million, resulting in a pretax gain of $0.7 million (Note 4). In June 2000, we sold our interest in a tissue mill for $3.9 million in cash, resulting in a pretax gain of $1.0 million (Note 4).

Operating Income
       Operating income decreased to $16.5 million in 2001 from $23.4 million in 2000. Excluding restructuring items in both periods, operating income decreased 7% to $26.7 million in 2001 from $28.7 million in 2000 at the Papermaking Equipment segment. Excluding restructuring costs in 2001 and gain on sale of property in 2000, operating losses increased to $5.9 million in 2001 from $3.8 million in 2000 at the Composite and Fiber-based Products segment. Operating losses from the composite building products business were $4.1 million and $2.4 million in 2001 and 2000, respectively.

Interest Income and Expense
       Interest income decreased to $6.6 million in 2001 from $10.5 million in 2000. Of the total decrease in interest income in 2001, approximately $2.4 million was due to lower prevailing interest rates, and $1.4 million was due to lower average invested balances. The decrease in average invested balances primarily related to Thermo Fibergen's 2001 and 2000 common stock redemption payments (Note 11), and to a lesser extent, the repurchases of our subordinated convertible debentures in the fourth quarter of 2001 (Note 8). Interest expense decreased slightly to $7.3 million in 2001 from $7.5 million in 2000, primarily as a result of the repurchase of our subordinated convertible debentures in 2001 (Note 8).

Income Taxes
       The effective tax rate was 42% in 2001 and 41% in 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. We expect the effective tax rate to be in the range of 37% to 39% in 2002 as a result of no longer amortizing goodwill under SFAS No. 142 (Note 1) and various tax planning initiatives.

Minority Interest
       Minority interest income in 2001 primarily represents the minority investors' share of losses in our Thermo Fibergen subsidiary. Minority interest income in 2000 primarily represents the minority investor's share of losses in Thermo Fibergen's Kadant Composites subsidiary, offset in part by the accretion of Thermo Fibergen's common stock subject to redemption.

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


2001 Compared With 2000 (continued)

Extraordinary Item
       During 2001, we repurchased $34.9 million principal amount of our 4 1/2% subordinated convertible debentures for $33.5 million in cash, resulting in an extraordinary gain of $0.6 million, net of deferred debt charges and net of income tax provision of $0.4 million (Note 8).

Cumulative Effect of Change in Accounting Principle
       In accordance with the requirements of SAB No. 101, "Revenue Recognition in Financial Statements," we adopted the pronouncement as of January 2, 2000, and recorded a charge in the first quarter of 2000 representing the cumulative effect of change in accounting principle of $0.9 million, net of income tax benefit of $0.6 million (Note 17).

Contingency
       In 2001, Sequa Corporation made a claim in arbitration against us for $3.5 million for an alleged breach of contract following Sequa's purchase of the stock of our subsidiary, Thermo Wisconsin Inc., in February 1999. In December 2001, we were notified by the arbitrator that we had prevailed in the case and were also awarded attorney's fees and expenses incurred in our defense, which were paid to us in January 2002.

2000 Compared With 1999

Revenues
       Excluding the results of Thermo Wisconsin, which was sold in February 1999, revenues increased to $234.9 million in 2000 from $226.3 million in 1999. Thermo Wisconsin's revenues from external customers were $1.8 million in 1999. Gauld Equipment and Cyclotech, which were acquired in 2000 (Note 4), added revenues of $4.6 million during 2000. The inclusion for the full 2000 period of results from Arcline Products, which was acquired in May 1999, added incremental revenues of $0.8 million. The unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to other currencies in countries in which we operate decreased revenues at the Papermaking Equipment segment by $9.2 million in 2000.
       Pulp and Papermaking Equipment and Systems Segment. Excluding the results of acquisitions and the effect of currency translation, revenues in our Papermaking Equipment segment increased $13.2 million, or 6%. Revenues from the segment's stock-preparation equipment product line increased $15.2 million as a result of a $15.7 million increase in sales by the North American operations, due principally to greater demand, offset slightly by a decrease in sales in Europe, due to the general market weakness. Revenues from the Papermaking Equipment segment's accessories product line decreased $1.9 million as a result of a decrease in demand in North America and Europe. Revenues from the segment's water management product line increased $0.3 million related to increased demand in Europe, largely offset by a decrease in demand in North America.
       Composite and Fiber-based Products Segment. Our Composite and Fiber-based Products segment revenues decreased $0.8 million, primarily due to decreased demand for fiber-based products from the segment's largest customer, as well as a $0.4 million decrease as a result of the sale of the fiber-recovery and water-clarification services plant in September 2000 (Note 4).

Gross Profit Margin
       Gross profit margin decreased to 38% in 2000 from 41% in 1999. The gross profit margin decreased at the Papermaking Equipment segment, primarily due to a change in product mix that resulted largely from a higher proportion of lower-margin large system sales at our North American stock-preparation equipment business. To a

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

2000 Compared With 1999 (continued)
lesser extent, the gross profit margin decreased at the Composite and Fiber-based Products segment, primarily due to decreased sales without a corresponding decrease in costs, an increase of approximately $0.6 million in the cost of natural gas in 2000, and the inclusion of $0.6 million of overhead costs at our new composite building products business.

Other Operating Expenses
       Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in 2000 from 27% in 1999, primarily due to increased revenues from our Papermaking Equipment segment's stock-preparation equipment product line.
       Research and development expenses increased slightly to $7.7 million in 2000, compared with $7.3 million in 1999, or 3% of revenues in both periods. The increase in research and development expenses in 2000 primarily represents increased expenditures at the Papermaking Equipment segment.

Gain on Sale of Business and Property
       In September 2000, we sold our fiber-recovery and water-clarification services plant for $3.6 million, resulting in a pretax gain of $0.7 million (Note 4). In June 2000, we sold our interest in a tissue mill for $3.9 million in cash, resulting in a pretax gain of $1.0 million (Note 4). In February 1999, we sold our Thermo Wisconsin subsidiary for $13.6 million in cash, resulting in a pretax gain of $11.2 million (Note 4).

Restructuring and Unusual Items
       Restructuring and unusual income of $0.5 million in 2000 represents the reversal of a charge taken in 1999 related to the termination of a distributor agreement, which we are no longer obligated to pay due to the breach of the agreement by the third party distributor (Note 12). Restructuring and unusual costs of $6.2 million in 1999 represents write-downs for impairment of assets, severance costs, termination of distributor agreements, the expected settlement of a contractual dispute, and facility-closure costs (Note 12).

Operating Income
       Operating income decreased to $23.4 million in 2000 from $29.5 million in 1999. Excluding restructuring and unusual items in both periods, operating income decreased 14% to $28.7 million in 2000 from $33.2 million in 1999 at the Papermaking Equipment segment. Excluding gain on sale of property in 2000, operating losses increased to $3.8 million in 2000 from $1.0 million in 1999 at the Composite and Fiber-based Products segment. Operating losses from the composite building products business were $2.4 million and $0.2 million in 2000 and 1999, respectively.

Interest Income and Expense
       Interest income increased to $10.5 million in 2000 from $8.5 million in 1999, due to higher average invested balances and, to a lesser extent, higher interest rates. Interest expense was relatively unchanged at $7.5 million in 2000 and $7.4 million in 1999.

Income Taxes
       The effective tax rate was 41% in 2000, compared with 39% in 1999. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. The effective tax rate increased in 2000 as a result of an increase in nondeductible and other expenses.


<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

2000 Compared With 1999 (continued)

Minority Interest
       Minority interest income in 2000 primarily represents the minority investor's share of losses in Thermo Fibergen's Kadant Composites subsidiary for the full year, offset in part by accretion of Thermo Fibergen's common stock subject to redemption. As of September 30, 2000, Thermo Fibergen's common stock subject to redemption was fully accreted. In January 2001, Thermo Fibergen purchased the remaining 49% equity interest in Kadant Composites from the minority investor. Through Thermo Fibergen's redemption of common stock in September 2000 (Note 11), our ownership in Thermo Fibergen increased to 91%. Minority interest expense in 1999 primarily represents accretion of Thermo Fibergen's common stock subject to redemption, offset in part by the minority investor's share of losses in Thermo Fibergen's Kadant Composites subsidiary.

Cumulative Effect of Change in Accounting Principle
       In accordance with the requirements of SAB No. 101, "Revenue Recognition in Financial Statements," we adopted the pronouncement as of January 2, 2000, and recorded a charge in the first quarter of 2000 representing the cumulative effect of change in accounting principle of $0.9 million, net of income tax benefit of $0.6 million (Note 17).

Liquidity and Capital Resources
--------------------------------------------------------------------------------

       Consolidated working capital was $159.4 million at December 29, 2001, compared with $173.1 million at December 30, 2000. Included in working capital are cash, cash equivalents, and available-for-sale investments of $119.4 million at December 29, 2001, compared with $148.6 million at December 30, 2000. In addition, we had $5.7 million invested in an advance to a former affiliate as of December 30, 2000. Of the total cash, cash equivalents, and available-for-sale investments at December 29, 2001, $7.5 million was held by our majority-owned Fiberprep Inc. subsidiary, and the remainder was held by us and our wholly owned subsidiaries. At December 29, 2001, $50.8 million of our cash, cash equivalents, and available-for-sale investments was held by our foreign subsidiaries.
       During 2001, cash of $12.8 million was provided by operating activities compared with $18.4 million in 2000. A decrease in accounts receivable provided cash of $3.2 million, primarily at the Papermaking Equipment segment due to improved collection efforts, the timing of payments, and our overall decrease in revenues. Cash of $2.2 million was used by an increase in unbilled contract costs and fees due to the timing of billings at the Papermaking Equipment segment. In addition, an increase in inventories, primarily at the Papermaking Equipment segment, used cash of $0.8 million related to an increase in work in process inventories. A decrease in accounts payable used cash of $2.9 million primarily in the Papermaking Equipment segment due to the timing of payments. In addition, a use of cash of $4.6 million resulted from a decrease in other accrued liabilities, primarily customer deposits, deferred revenues, and accrued income taxes.
       Our investing activities, excluding available-for-sale investments and advances to former affiliates activity, used $3.8 million of cash in 2001, compared with $6.0 million in 2000. During 2001, we purchased property, plant, and equipment for $4.6 million, including $3.0 million at the Composite and Fiber-based Products segment, the effects of which were offset in part by the collection of $2.4 million from a note receivable related to the September 2000 sale of our fiber-recovery and water-clarification services plant. In 2001, we paid $1.8 million in connection with the acquisition of shares of Thermo Fibergen's common stock, and an additional $1.4 million in 2002 in connection with this transaction (Note 11).

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)
--------------------------------------------------------------------------------

       Our financing activities used cash of $43.8 million in 2001, compared with $33.7 million in 2000. During 2001, we used $33.4 million and $0.6 million to fund the repurchase of our subordinated convertible debentures and common stock, respectively, as well as $0.5 million to fund the payment of long-term obligations. These uses of cash were offset in part by $2.6 million of cash provided by the issuance of our common stock and subsidiary common stock through the exercise of stock options. In September 2001, our board of directors authorized the repurchase, through September 24, 2002, of up to $50 million of our debt and equity securities in the open market, or in negotiated transactions. As of December 29, 2001, we had $15.9 million remaining under this authorization. In addition, during the third quarter of 2001, cash of $1.3 million was provided by a transfer of cash and an associated liability from Thermo Electron in connection with the spinoff.
       In 2000, during the initial redemption period, holders of Thermo Fibergen's common stock and common stock redemption rights surrendered 2,713,951 shares of Thermo Fibergen's common stock at a redemption price of $12.75 per share, for a total of $34.6 million. Thermo Fibergen used available working capital to fund the payment and retired these shares immediately following the redemption. In 2001, during the final redemption period, holders of Thermo Fibergen's common stock and common stock redemption rights surrendered 1,030,562 shares of Thermo Fibergen's common stock at a redemption price of $12.75 per share, for a total of $13.1 million. Common stock redemption rights amounting to 970,487 were not surrendered for redemption by the end of the redemption period and expired. Thermo Fibergen used a combination of available working capital and a $6,000,000 loan from us to fund the redemption payment. Immediately following the final redemption period, 10,522,087 shares of Thermo Fibergen common stock remained outstanding, including 10,407,600 shares held by us and 114,487 shares held by shareholders other than us. In January 2002, we paid $1.4 million to the shareholders of the 114,487 shares of Thermo Fibergen's common stock as part of the Thermo Fibergen merger transaction (Note 11).
       At December 29, 2001, we had $80.4 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. We do not currently intend to repatriate undistributed foreign earnings into the U.S. We believe that any additional U.S. tax liability due upon remittance of such earnings would be immaterial due to available U.S. foreign tax credits.
       In compliance with the IRS ruling on the spinoff, we intend to issue equity in the range of 10 to 20 percent of our outstanding common stock within one year of the spinoff to support our current business plan, which includes repayments of debt, acquisitions, creation of strategic partnerships, and investments in our core papermaking equipment business and composite building products business (Note 1).
       Our net debt (calculated as total short- and long-term debt and common stock of subsidiary subject to redemption, less cash, cash equivalents, advance to a former affiliate, and available-for-sale investments) was $0.4 million at December 29, 2001, compared with $17.9 million at December 30, 2000.
       During 2002, we plan to make expenditures for property, plant, and equipment of approximately $3.0 million. Included in this amount is $0.7 million for Kadant Composites, which intends to make capital expenditures to develop and expand its composite building products business. Our ability to use our cash and to incur additional debt is limited by financial covenants in our distribution agreement with Thermo Electron (Note 9). These financial covenants, as amended, require that (1) the ratio of our net indebtedness to net capitalization not exceed 40% and (2) on a rolling four quarter basis, that the sum of our (a) operating income (excluding restructuring and other unusual items, such as gains on sales of assets, included in operating income), (b) amortization of goodwill and other intangible assets, and (c) interest income, be at least four times greater than interest expense. At the end of December 2001, we would not have been in compliance with the second covenant. The agreement was subsequently amended to provide that in instances where our net indebtedness to net capitalization is less than or equal to 20% for any measurement date, the coverage ratio of four times greater than interest expense is lowered to three times greater than interest expense. As of December 29, 2001, we were in compliance with all the financial covenants of the agreement, as amended.

<

<

>
>

Kadant Inc.                                            2001 Financial Statements

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)
--------------------------------------------------------------------------------

       The tables below are presented as suggested by the SEC in accordance with FR-61. FR-61 suggests that it may be beneficial to aggregate information about our contractual obligations and commercial commitments in a single location. Detailed information concerning these obligations and commitments can be found in Notes 8 and 10 of our Consolidated Financial Statements. Information in the following tables as of December 29, 2001, is in millions.



                                                                 Payments Due by Period or Expiration of Commitment
                                                 -------------------------------------------------------------------------------
                                                 Less than
                                                    1 Year         1-3 Years        4-5 Years     After 5 Years            Total
                                                 -------------------------------------------------------------------------------

Contractual Obligations and Other
 Commercial Commitments:
    Long-term debt                                  $  0.6            $119.2           $    -            $    -           $119.8
    Operating leases obligations                       1.8               1.8              0.7                 -              4.3
                                                    ------            ------           ------            ------           ------

      Total contractual cash obligations*              2.4             121.0              0.7                 -            124.1
                                                    ------            ------           ------            ------           ------

Other Commitments**:
    Letters of credit                                  5.8               1.3                -                 -              7.1
                                                    ------            ------           ------            ------           ------

                                                    $  8.2            $122.3           $  0.7            $    -           $131.2
                                                    ======            ======           ======            ======           ======

 * There are no unconditional purchase obligations of significance other than inventory and property, plant, and equipment purchases made in the ordinary course of business, which are excluded from this analysis.

** In the ordinary course of business, we are, at times, required to issue limited performance guarantees relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees.
    Such guarantees are excluded from this analysis.

       Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity. The guarantee by Thermo Electron on our 4 1/2% subordinated convertible debentures requires us to comply with certain financial ratios included in our amended Plan and Agreement of Distribution with Thermo Electron (Note 9). We are in compliance with these financial covenants, as amended, as of December 29, 2001, the latest measurement date. If we were unable to comply with the financial covenants, Thermo Electron could require us to refinance our debentures, conduct an exchange offer for the debentures, or repay in full the underlying obligation. If we were required to take these actions, we might not have sufficient cash or credit capacity to engage in transactions, such as significant acquisitions, that might otherwise benefit our business. These circumstances could also impair our ability to continue to engage in transactions that have been integral to historical operations. We believe that our existing resources are sufficient to meet the capital requirements of our existing operations for the foreseeable future.

<

<

>
>

                                                                     FORM 10-K/A

                                   KADANT INC.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 23, 2002               KADANT INC.



                                    By: /s/ Thomas M. O'Brien
                                    -----------------------------
                                    Thomas M. O'Brien
                                    Executive Vice President and
                                    Chief Financial Officer