Form 10-Q
period 2001-03-30
KADANT INC
filed 2002-05-10
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended March 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                        Outstanding at April 26, 2002
    ----------------------------            -----------------------------
    Common Stock, $.01 par value                      12,246,567

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                                   KADANT INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                   March 30,        December 29,
(In thousands)                                                                                          2002                2001
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $ 98,285            $102,807
 Available-for-sale investments, at quoted market value (amortized
    cost of $18,240 and $16,625)                                                                      18,240              16,625
 Accounts receivable, less allowances of $2,503 and $2,515                                            35,372              39,178
 Unbilled contract costs and fees                                                                      6,192              10,126
 Inventories:
    Raw materials and supplies                                                                        13,645              13,625
    Work in process                                                                                    5,323               6,962
    Finished goods (includes $1,545 and $1,917 at customer locations)                                 11,405              12,947
 Deferred tax asset                                                                                    8,436               6,991
 Other current assets                                                                                  3,379               3,198
                                                                                                    --------            --------

                                                                                                     200,277             212,459
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               68,132              71,710
 Less: Accumulated depreciation and amortization                                                      42,594              43,225
                                                                                                    --------            --------

                                                                                                      25,538              28,485
                                                                                                    --------            --------

Other Assets                                                                                          10,126              10,441
                                                                                                    --------            --------

Goodwill (Note 7)                                                                                    116,194             116,269
                                                                                                    --------            --------

                                                                                                    $352,135            $367,654
                                                                                                    ========            ========




                                   KADANT INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                   March 30,        December 29,
(In thousands except share amounts)                                                                     2002                2001
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations                                                        $    585            $    573
 Accounts payable                                                                                     15,571              18,661
 Accrued payroll and employee benefits                                                                 6,816               7,990
 Accrued warranty costs                                                                                4,233               4,598
 Customer deposits                                                                                     2,388               3,070
 Accrued merger consideration                                                                              -               2,824
 Other accrued expenses (Note 5)                                                                      13,042              15,360
                                                                                                    --------            --------

                                                                                                      42,635              53,076
                                                                                                    --------            --------

Deferred Income Taxes and Other Deferred Items                                                        11,488              11,457
                                                                                                    --------            --------

Long-term Obligations:
 Subordinated convertible debentures (Note 6)                                                        115,263             118,138
 Notes payable                                                                                           925               1,129
                                                                                                    --------            --------

                                                                                                     116,188             119,267
                                                                                                    --------            --------

Minority Interest                                                                                        298                 297
                                                                                                    --------            --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued                                                                                            -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized;
    12,745,165 shares issued                                                                             127                 127
 Capital in excess of par value                                                                       81,229              81,229
 Retained earnings                                                                                   142,145             143,504
 Treasury stock at cost, 506,098 and 505,146 shares                                                  (21,359)            (21,345)
 Deferred compensation                                                                                     -                  (5)
 Accumulated other comprehensive items (Note 2)                                                      (20,616)            (19,953)
                                                                                                    --------            --------

                                                                                                     181,526             183,557
                                                                                                    --------            --------

                                                                                                    $352,135            $367,654
                                                                                                    ========            ========







The accompanying notes are an integral part of these consolidated financial statements.




                                   KADANT INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                 ------------------------------
                                                                                                 March 30,            March 31,
(In thousands except per share amounts)                                                               2002                 2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                           $43,340              $58,900
                                                                                                   -------              -------

Costs and Operating Expenses:
 Cost of revenues                                                                                   27,187               36,196
 Selling, general, and administrative expenses                                                      12,691               15,856
 Research and development expenses                                                                   1,288                1,792
 Restructuring and unusual costs (Note 5)                                                            3,637                    -
                                                                                                   -------              -------

                                                                                                    44,803               53,844
                                                                                                   -------              -------

Operating Income (Loss)                                                                             (1,463)               5,056

Interest Income                                                                                        655                2,141
Interest Expense                                                                                    (1,429)              (1,873)
                                                                                                   -------              -------

Income (Loss) Before Income Taxes, Minority Interest,
 and Extraordinary Item                                                                             (2,237)               5,324
Benefit (Provision) for Income Taxes                                                                   850               (2,219)
Minority Interest Income (Expense)                                                                      (1)                  24
                                                                                                   -------              -------

Income (Loss) Before Extraordinary Item                                                             (1,388)               3,129
Extraordinary Item (net of income taxes of $18; Note 6)                                                 29                    -
                                                                                                   -------              -------

Net Income (Loss)                                                                                  $(1,359)             $ 3,129
                                                                                                   =======              =======

Basic and Diluted Earnings (Loss) per Share Before
  Extraordinary Item                                                                               $  (.11)             $   .25
                                                                                                   =======              =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                               $  (.11)             $   .25
                                                                                                   =======              =======

Weighted Average Shares (Note 3):
 Basic                                                                                              12,239               12,277
                                                                                                   =======              =======

 Diluted                                                                                            12,239               12,290
                                                                                                   =======              =======









The accompanying notes are an integral part of these consolidated financial statements.




                                   KADANT INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                  ------------------------------
                                                                                                  March 30,            March 31,
(In thousands)                                                                                         2002                 2001
--------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                                                 $ (1,359)            $  3,129
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Noncash restructuring and unusual costs (Note 5)                                                 2,441                    -
     Extraordinary item (Note 6)                                                                        (29)                   -
     Depreciation and amortization                                                                    1,342                2,381
     Provision for losses on accounts receivable                                                          -                1,295
     Minority interest (income) expense                                                                   1                  (24)
     Other noncash items                                                                                170                   (1)
     Changes in current accounts:
       Accounts receivable                                                                            3,315                  304
       Unbilled contract costs and fees                                                               3,918                1,243
       Inventories                                                                                    3,116               (3,471)
       Other current assets                                                                          (1,849)              (1,991)
       Accounts payable                                                                              (3,073)               2,848
       Other current liabilities                                                                     (4,747)              (3,602)
                                                                                                   --------             --------

         Net cash provided by operating activities                                                    3,246                2,111
                                                                                                   --------             --------

Investing Activities:
 Acquisition of minority interest in subsidiary                                                      (1,364)                   -
 Purchases of available-for-sale investments                                                         (1,615)                   -
 Proceeds from maturities of available-for-sale investments                                               -               67,028
 Advances to former affiliates, net                                                                       -                1,890
 Purchases of property, plant, and equipment                                                           (595)              (1,178)
 Proceeds from repayments of note receivable                                                            200                  600
 Other, net                                                                                            (161)                (334)
                                                                                                   --------             --------

         Net cash provided by (used in) investing activities                                         (3,535)              68,006
                                                                                                   --------             --------

Financing Activities:
 Repurchases of Company subordinated convertible
   debentures (Note 6)                                                                               (2,806)                   -
 Acquisition of subsidiary common stock                                                              (1,461)                   -
 Net proceeds from issuance of Company and subsidiary
   common stock                                                                                         469                   20
 Repayments of long-term obligations                                                                   (192)                (182)
                                                                                                   --------             --------

         Net cash used in financing activities                                                     $ (3,990)            $   (162)
                                                                                                   --------             --------




                                   KADANT INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                  ------------------------------
                                                                                                  March 30,            March 31,
(In thousands)                                                                                         2002                 2001
--------------------------------------------------------------------------------------------------------------------------------


Exchange Rate Effect on Cash                                                                       $   (243)            $  1,178
                                                                                                   --------             --------

Increase (Decrease) in Cash and Cash Equivalents                                                     (4,522)              71,133
Cash and Cash Equivalents at Beginning of Period                                                    102,807               62,461
                                                                                                   --------             --------

Cash and Cash Equivalents at End of Period                                                         $ 98,285             $133,594
                                                                                                   ========             ========

Noncash Activities:
 Amounts forgiven in exchange for the acquisition of 49%
   minority interest in Kadant Composites Inc.                                                     $      -             $  2,053
                                                                                                   ========             ========



































The accompanying notes are an integral part of these consolidated financial statements.




                                   KADANT INC.

                   Notes to Consolidated Financial Statements

1.     General

       The interim consolidated financial statements presented have been prepared by Kadant Inc. (also referred to in this document as "we" or "the
Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 30, 2002, and the results of operations and cash flows for the three-month periods ended March 30, 2002, and March 31, 2001.
Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 29, 2001, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29,
2001, as amended, filed with the Securities and Exchange Commission.

2.     Comprehensive Income (Loss)

       Comprehensive income (loss) combines net income (loss) and "other comprehensive items" that represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and deferred gains and losses on foreign currency contracts. The Company had a comprehensive loss of $2,022,000 in the first quarter of 2002 and comprehensive income of $4,034,000 in the first quarter of 2001.

3.     Earnings (Loss) per Share

       Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                                         Three Months Ended
                                                                                                    ----------------------------
                                                                                                    March 30,          March 31,
(In thousands except per share amounts)                                                                  2002               2001
--------------------------------------------------------------------------------------------------------------------------------

Basic
Income (Loss) Before Extraordinary Item                                                               $(1,388)           $ 3,129
Extraordinary Item (net of income taxes of $18)                                                            29                  -
                                                                                                      -------            -------

Net Income (Loss)                                                                                     $(1,359)           $ 3,129
                                                                                                      -------            -------

Weighted Average Shares                                                                                12,239             12,277
                                                                                                      -------            -------

Basic Earnings (Loss) per Share:
 Income (Loss) Before Extraordinary Item                                                              $  (.11)           $   .25
 Extraordinary Item                                                                                         -                  -
                                                                                                      -------            -------

                                                                                                      $  (.11)           $   .25
                                                                                                      =======            =======




                                   KADANT INC.

3.     Earnings (Loss) per Share (continued)

                                                                                                         Three Months Ended
                                                                                                    ----------------------------
                                                                                                    March 30,          March 31,
(In thousands except per share amounts)                                                                  2002               2001
--------------------------------------------------------------------------------------------------------------------------------

Diluted
Income (Loss) Before Extraordinary Item                                                               $(1,388)           $ 3,129
Extraordinary Item (net of income taxes of $18)                                                            29                  -
                                                                                                      -------            -------

Net Income (Loss)                                                                                     $(1,359)           $ 3,129
                                                                                                      -------            -------

Weighted Average Shares                                                                                12,239             12,277
Effect of Stock Options                                                                                     -                 13
                                                                                                      -------            -------

Weighted Average Shares, as Adjusted                                                                   12,239             12,290
                                                                                                      -------            -------

Diluted Earnings (Loss) per Share:
 Income (Loss) Before Extraordinary Item                                                              $  (.11)           $   .25
 Extraordinary Item                                                                                         -                  -
                                                                                                      -------            -------

                                                                                                      $  (.11)           $   .25
                                                                                                      =======            =======

       Options to purchase 2,473,600 and 430,400 shares of common stock for the first quarter of 2002 and 2001,respectively, were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price for the common stock and/or their effect would have been antidilutive.

       In addition, the computation of diluted earnings (loss) per share for each period excludes the effect of assuming the conversion of the Company's 4 1/2% subordinated convertible debentures, convertible at $60.50 per share, because the effect would be antidilutive.

4.     Business Segment Information

                                                                                                         Three Months Ended
                                                                                                    ----------------------------
                                                                                                    March 30,          March 31,
(In thousands)                                                                                           2002               2001
--------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Pulp and Papermaking Equipment and Systems                                                        $40,577            $55,987
    Composite and Fiber-based Products                                                                  2,763              2,913
                                                                                                      -------            -------

                                                                                                      $43,340            $58,900
                                                                                                      =======            =======




                                   KADANT INC.

4.     Business Segment Information (continued)

                                                                                                         Three Months Ended
                                                                                                    ----------------------------
                                                                                                    March 30,          March 31,
(In thousands)                                                                                           2002               2001
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes, Minority Interest, and
 Extraordinary Item (a):
    Pulp and Papermaking Equipment and Systems (b)                                                    $ 1,883            $ 6,979
    Composite and Fiber-based Products (c) (d)                                                         (2,473)              (983)
    Corporate (e)                                                                                        (873)              (940)
                                                                                                      -------            -------

    Total Operating Income (Loss)                                                                      (1,463)             5,056
    Interest Income (Expense), Net                                                                       (774)               268
                                                                                                      -------            -------

                                                                                                      $(2,237)           $ 5,324
                                                                                                      =======            =======

Capital Expenditures:
    Pulp and Papermaking Equipment and Systems                                                        $   332            $   384
    Composite and Fiber-based Products                                                                    263                794
                                                                                                      -------            -------

                                                                                                      $   595            $ 1,178
                                                                                                      =======            =======

(a)  Excluding restructuring and unusual costs of $3,637,000, consolidated operating income was $2,174,000 in the 2002 period.
     Includes consolidated goodwill amortization of $864,000 in the 2001 period.
(b)  Excluding restructuring and unusual costs of $1,998,000, operating income was $3,881,000 in the 2002 period. Includes goodwill amortization of $806,000 in the 2001 period.
(c)  Excluding restructuring and unusual costs of $1,639,000, operating loss was $834,000 in the 2002 period. Includes goodwill amortization of $58,000 in the 2001 period.
(d)  Includes operating losses from the composite building products business of $1,054,000, excluding restructuring and unusual costs in the 2002 period, and $584,000 in the 2001 period.
(e)  Primarily general and administrative expenses.

5.     Restructuring and Unusual Costs

       During the first quarter of 2002, the Company recorded restructuring and unusual costs of $3,637,000. Restructuring costs of $1,028,000, which were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, related to severance costs for 62 employees across all functions primarily at the Company's Pulp and Papermaking Equipment and Systems segment, 50 of whom have been terminated as of March 30, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand. Unusual items of $2,609,000 include noncash charges of $2,441,000 for asset writedowns, consisting of $953,000 for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment, and $1,488,000 for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $168,000 for related disposal and facility-closure costs.

                                   KADANT INC.

       A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying consolidated balance sheet, follows:

(In thousands)                                                                        Severance
-----------------------------------------------------------------------------------------------

 Balance at December 29, 2001                                                           $    56
    Provision                                                                             1,028
    Usage                                                                                  (555)
                                                                                        -------

 Balance at March 30, 2002                                                              $   529
                                                                                        =======

       The Company expects to pay the remaining accrued restructuring costs primarily during the remainder of 2002.

6.     Extraordinary Item

       During the first quarter of 2002, the Company repurchased $2,875,000 principal amount of its 4 1/2% subordinated convertible debentures for $2,806,000 in cash, resulting in an extraordinary gain of $29,000, net of deferred debt charges and net of income tax provision of $18,000. As of March 30, 2002, $115,263,000 principal amount of the debentures remained outstanding. Subsequent to March 30, 2002, the Company repurchased $21,522,000 principal amount of the debentures for $21,043,000 in cash, resulting in an extraordinary gain of $204,000, net of deferred debt charges and net of income tax provision of $125,000.

7.     Recent Accounting Pronouncements

"Business Combinations" and "Goodwill and Other Intangible Assets"
------------------------------------------------------------------

       In July 2001, the Financial Accounting Standards Board (FASB) released for issuance Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is to be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recorded at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. Amortization of goodwill in the first quarter of 2001 was $864,000 on a pretax basis, and $577,000 on an after-tax basis, or approximately $.05 per diluted share. Amortization of goodwill in 2001 was $3,447,000 on a pretax basis, and $2,340,000 on an after-tax basis, or approximately $.19 per diluted share. The Company is evaluating the impact of the new impairment standards and has not yet determined the effect, if any, of adoption on its financial statements.

                                   KADANT INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

       Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, we make forward-looking statements, which are statements concerning possible or assumed future results of operations. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," "will," or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions and are based on the beliefs and assumptions of our management, using information currently available to our management. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Forward-looking Statements' in Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as amended, filed with the Securities and Exchange Commission.

Overview

Company Background

       Kadant operates in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Papermaking Equipment segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. Our principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. We have been in operation for more than 100 years and have a large, stable customer base that includes most paper manufacturers in the world. We also have one of the largest installed bases of equipment in the pulp and paper industry, which provides us with a higher-margin spare parts and consumables business, which we believe is less susceptible to the cyclical trends in the paper industry.

       Through the Composite and Fiber-based Products segment, we manufacture and sell agricultural carriers derived from cellulose fiber and develop, manufacture, and market fiber-based composite products for the building industry.

       Prior to our incorporation, we operated as a division of Thermo Electron Corporation. We were incorporated in Delaware in November 1991 as a wholly owned subsidiary of Thermo Electron. In November 1992, we conducted an initial public offering of our common stock and became a majority-owned public subsidiary of Thermo Electron. On July 12, 2001, we changed our name from Thermo Fibertek Inc. to Kadant Inc., and on August 8, 2001, we were spun off from Thermo Electron and became a fully independent public company.

Pulp and Papermaking Equipment and Systems Segment

       Our Papermaking Equipment segment designs and manufactures stock-preparation equipment, paper machine accessories, and water-management systems for the paper and paper recycling industries. Principal products manufactured by this segment include:

       - custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper;
       - accessory equipment and related consumables important to the efficient operation of papermaking machines; and
       - water-management systems essential for the continuous cleaning of papermaking machine fabrics and the draining, purifying, and recycling of process water for paper sheet and web formation.

                                   KADANT INC.

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

       In January 2001, we acquired the remaining 49% equity interest that we did not already own in Kadant Composites Inc., which is responsible for our composite building products business. We manufacture our composite building products in Green Bay, Wisconsin.

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

Critical Accounting Policies

       The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

       Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Critical Accounting Policies" in Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as amended, filed with the Securities and Exchange Commission. There have been no material changes since year-end 2001 that warrant further disclosure.

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. The paper industry has been in a prolonged downcycle, characterized by weak pulp and paper prices, decreased capital spending, and consolidation of paper companies within the industry. As paper companies continue to consolidate, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This trend, along with paper companies' actions to quickly reduce operating rates and restrict capital spending and maintenance programs when they perceive weakness in their markets, has adversely affected our business. Over the long term, as the markets recover, we expect that the consolidation in the paper industry and the improved capacity management will have a positive effect on paper companies' financial performance and, in return, will be favorable to both paper companies and their suppliers.

                                   KADANT INC.

       There has been a significant amount of papermaking downtime in the pulp and paper industry in 2001 and in the first quarter of 2002. This, coupled with weakened conditions in the world economy has produced a difficult market environment. Our financial performance in the first quarter of 2002 was adversely affected by weak bookings in the fourth quarter of 2001 and the prolonged pulp and paper industry downcycle. We anticipate gradual improvement in our bookings rates throughout 2002, as evidenced by an increase of 14% in bookings in the first quarter of 2002 compared with the fourth quarter of 2001. We continue to focus our efforts on managing our operating costs, capital expenditures, and working capital. We have reaffirmed our previous guidance and earnings estimates of $.14 to $.17 per diluted share on revenues of $43 to $45 million in the second quarter of 2002. Although startups are difficult to forecast, we believe the composite building products business will generate approximately $1.5 million of revenues in the second quarter of 2002, up from $1.0 million in the first quarter of 2002, and we continue to expect $4 to $6 million of revenues from this business in 2002. Excluding restructuring and unusual costs (Note 5), we expect earnings for the year to be $.70 to $.80 per diluted share on revenues of $185 to $195 million, as stated previously. The earnings estimate for 2002 includes the favorable effect of ceasing goodwill amortization of approximately $.19 per diluted share resulting from the adoption of SFAS No. 142, but excludes the possible unfavorable effect of impairment charges resulting from the adoption of SFAS No. 142 (Note 7).

       In October 2001, we terminated for nonperformance a distributor's exclusive rights to market and sell certain of our composite building products in exchange for minimum purchase commitments. We are now building and expanding our distribution network for composite building products and have begun a program of advertising in trade magazines, in-store promotions, and exhibiting at trade and home shows. We now have twelve distribution centers throughout the U.S. for our products. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products, especially in light of the phase-out of widely used pressure-treated lumber that contains potentially harmful chemicals.

Results of Operations

First Quarter 2002 Compared With First Quarter 2001
---------------------------------------------------

Revenues

       Revenues decreased to $43.3 million in the first quarter of 2002 from $58.9 million in the first quarter of 2001. Excluding the unfavorable effects of currency translation in 2002 of $0.6 million due to a stronger U.S. dollar relative to the functional currencies in countries in which we operate, revenues in 2002 decreased by $15.0 million, or 25%.

       Pulp and Papermaking Equipment and Systems Segment. Excluding the effect of currency translation, revenues in the Papermaking Equipment segment decreased $14.8 million, or 26%, in the first quarter of 2002. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased $10.2 million primarily as a result of a decrease in sales in North America and Europe due to adverse market conditions and, to a lesser extent, a decrease in export sales to China. Revenues from the segment's water-management and accessories product lines decreased $3.1 million and $1.5 million, respectively, primarily as a result of a decrease in demand in North America.

       Composite and Fiber-based Products Segment. The Composite and Fiber-based Products segment revenues decreased $0.2 million, primarily as a result of a decrease in revenues at its fiber-based granular products business due to a decrease in demand from one of our largest agricultural carrier customers, slightly offset by an increase in sales of our composite building products.

                                   KADANT INC.

---------------------------------------------------

Gross Profit Margin

       Gross profit margin decreased to 37% in the first quarter of 2002 from 39% in the first quarter of 2001. The gross profit margin at the Papermaking Equipment segment decreased to 38.7% in 2002 from 39.8% in 2001 primarily due to the lower revenues and the resulting underabsorbed overhead costs. The gross profit margin at the Composite and Fiber-based Products segment increased to 16% in 2002 from 14% in 2001 primarily due to a decrease of $0.3 million in the cost of natural gas used in the production of fiber-based granules, offset in part by increased negative gross margins as a result of startup efforts at our composite building products business.

Other Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the first quarter of 2002 from 27% in the first quarter of 2001 due to the lower revenues. Selling, general, and administrative expenses decreased to $12.7 million in 2002 from $15.9 million in 2001 primarily due to cost-reduction efforts at the Papermaking Equipment segment.

       Research and development expenses as a percentage of revenues were 3% in both periods. Research and development expenses decreased to $1.3 million in the first quarter of 2002 compared with $1.8 million in the first quarter of 2001, primarily at the Papermaking Equipment segment.

Restructuring and Unusual Costs

       During the first quarter of 2002, the Company recorded restructuring and unusual costs of $3.6 million. Restructuring costs of $1.0 million, which were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, related to severance costs for 62 employees across all functions primarily at the Company's Papermaking Equipment segment, 50 of whom have been terminated as of March 30, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand. Unusual items of $2.6 million include noncash charges of $2.4 million for asset writedowns, consisting of $1.0 million for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment, and $1.4 million for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $0.2 million for related disposal and facility-closure costs (Note 5).

Operating Income (Loss)

       Operating losses were $1.5 million in the first quarter of 2002 compared with operating income of $5.1 million in the first quarter of 2001. Excluding restructuring and unusual costs in 2002, operating income at the Papermaking Equipment segment decreased to $3.9 million in 2002 from $7.0 million in 2001. Excluding restructuring and unusual costs in 2002, operating losses at the Composite and Fiber-based Products segment decreased to $0.8 million in 2002 from $1.0 million in 2001. Operating losses from the composite building products business, excluding restructuring and unusual costs, were $1.1 million and $0.6 million in the first quarters of 2002 and 2001, respectively.

Interest Income and Expense

       Interest income decreased to $0.7 million in the first quarter of 2002 from $2.1 million in the first quarter of 2001. Of the total decrease in interest income in 2002, approximately $1.0 million was due to lower prevailing interest rates, and $0.5 million was due to lower average invested balances. The decrease in average invested balances primarily related to repurchases of our subordinated convertible debentures in late 2001 and in the first quarter of 2002 (Note 6), the redemption in September 2001 of our Thermo Fibergen subsidiary's common stock, and to a lesser extent, consideration paid to Thermo Fibergen shareholders for the acquisition of its minority interest. Interest expense decreased to $1.4 million in the first quarter of 2002 from $1.9 million in the first quarter of 2001, as a result of repurchases of our subordinated convertible debentures.

                                   KADANT INC.

---------------------------------------------------

Income Taxes

       The effective tax rate was 38% in the first quarter of 2002 and 42% in the first quarter of 2001. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. The effective tax rate decreased in 2002 as a result of the elimination of goodwill amortization, including nondeductible goodwill, under SFAS No. 142 (Note 7) and various tax planning initiatives.

Minority Interest

       Minority interest income (expense) in the first quarters of 2002 and 2001 represents the minority investors' share of earnings or losses in our majority-owned subsidiaries.

Extraordinary Item

       During the first quarter of 2002, we repurchased $2.9 million principal amount of our 4 1/2% subordinated convertible debentures for $2.8 million in cash, resulting in an extraordinary gain of $29,000, net of deferred debt charges and net of income tax provision of $18,000 (Note 6).

Liquidity and Capital Resources

       Consolidated working capital was $157.6 million at March 30, 2002, compared with $159.4 million at December 29, 2001. Included in working capital are cash, cash equivalents, and available-for-sale investments of $116.5 million at March 30, 2002, compared with $119.4 million at December 29, 2001. Of the total cash, cash equivalents, and available-for-sale investments at March 30, 2002, $7.5 million was held by our majority-owned Fiberprep Inc. subsidiary, and the remainder was held by us and our wholly owned subsidiaries. At March 30, 2002, $51.3 million of our cash, cash equivalents, and available-for-sale investments was held by our foreign subsidiaries.

       During the first quarter of 2002, cash of $3.2 million was provided by operating activities compared with $2.1 million in the first quarter of 2001. A decrease in accounts receivable and unbilled contract costs and fees provided cash of $3.3 million and $3.9 million, respectively, primarily at the Papermaking Equipment segment due to improved collection efforts and the timing of billings and receipt of payments. In addition, a decrease in inventories provided cash of $3.1 million, primarily at the Papermaking Equipment segment as a result of our efforts to match inventory levels with demand. A decrease in accounts payable used cash of $3.1 million primarily in the Papermaking Equipment segment due to the timing of payments. In addition, a use of cash of $4.7 million resulted from a decrease in other accrued liabilities, primarily accrued interest, accrued payroll and employee benefits, and to a lesser extent, accrued income taxes.

       Our investing activities, excluding available-for-sale investments and advances to former affiliates activity, used $1.9 million of cash in the first quarter of 2002, compared with $0.9 million in the first quarter of 2001. During the first quarter of 2002, we purchased property, plant, and equipment for $0.6 million, including $0.3 million at the Composite and Fiber-based Products segment, the effects of which were offset in part by the collection of $0.2 million from a note receivable related to the September 2000 sale of a fiber-recovery and water-clarification services plant. In addition, we paid $1.4 million in connection with the acquisition of the minority interest of our Thermo Fibergen subsidiary.

       Our financing activities used cash of $4.0 million in the first quarter of 2002, compared with $0.2 million in the first quarter of 2001. During the first quarter of 2002, we used $2.8 million to fund the repurchase of our subordinated convertible debentures (Note 6), as well as $0.2 million to fund the payment of long-term obligations. In addition, we also paid $1.5 million in connection with the acquisition of common stock of our Thermo Fibergen

                                   KADANT INC.

subsidiary. These uses of cash were offset in part by $0.5 million of cash provided by the issuance of our subsidiary's common stock through the exercise of stock options. In September 2001, our board of directors authorized the repurchase, through September 24, 2002, of up to $50 million of our debt and equity securities in the open market, or in negotiated transactions. As of March 30, 2002, we had $13.1 million remaining under this authorization. In April 2002, our board of directors authorized the repurchase, through April 9, 2003, of up to an additional $50 million of our debt and equity securities in the open market or in negotiated transactions. Subsequent to March 30, 2002, we repurchased an additional $21.0 million of our subordinated convertible debentures.

       At March 30, 2002, we had $81.8 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. We do not currently intend to repatriate undistributed foreign earnings into the U.S., and do not expect that this will have a material adverse effect on our current liquidity.

       In compliance with the IRS ruling on our spinoff from Thermo Electron, our former parent company, we intend to issue equity in the range of 10 to 20 percent of our outstanding common stock to the public within one year of the spinoff to support our current business plan, which includes repayments of debt, acquisitions, creation of strategic partnerships, and investments in our core papermaking equipment business and composite building products business.

       Our net debt (calculated as total short- and long-term debt and common stock of subsidiary subject to redemption, less cash, cash equivalents, and available-for-sale investments) was $0.2 million at March 30, 2002, compared with $0.4 million at December 29, 2001.

       During the remainder of 2002, we plan to make expenditures for property, plant, and equipment of approximately $2.4 million. Our ability to use our cash and to incur additional debt is limited by financial covenants in our distribution agreement with Thermo Electron. These financial covenants, as amended, require that (1) the ratio of our net indebtedness to net capitalization not exceed 40% and (2) on a rolling four quarter basis, that the sum of our (a) operating income (excluding restructuring and other unusual items, such as gains on sales of assets, included in operating income), (b) amortization of goodwill and other intangible assets, and (c) interest income, be at least four times greater than interest expense. In instances where our net indebtedness to net capitalization is less than or equal to 20% for any measurement date, the coverage ratio of four times greater than interest expense is lowered to three times greater than interest expense. As of March 30, 2002, we were in compliance with all the financial covenants of the agreement, as amended. If we are unable to comply with the financial covenants, Thermo Electron could require us to refinance our debentures, conduct an exchange offer for the debentures, or repay in full the underlying obligation. If we were required to take these actions, we might not have sufficient cash or credit capacity to engage in transactions, such as a significant acquisition, that might otherwise benefit our business. These circumstances could also impair our ability to continue to engage in transactions that have been integral to historical operations. We believe that our existing resources are sufficient to meet the capital requirements of our existing operations for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       Our exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from our exposure at year-end 2001.

                                   KADANT INC.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b)    Reports on Form 8-K

       None.

                                   KADANT INC.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 2002.

                            KADANT INC.



                            /s/ Thomas M. O'Brien
                            ----------------------------------------------------
                            Thomas M. O'Brien
                            Executive Vice President and Chief Financial Officer

                                   KADANT INC.

                                  EXHIBIT INDEX


Exhibit
Number            Description of Exhibit
--------------------------------------------------------------------------------

   10             Directors Restricted Stock Plan