Form 10-Q
period 2002-06-29
KADANT INC
filed 2002-08-09
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                 ----------------------------------------------

                                   FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended June 29, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                          Outstanding at July 26, 2002
    ----------------------------              ----------------------------
    Common Stock, $.01 par value                       13,546,952

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                                   KADANT INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                    June 29,        December 29,
(In thousands)                                                                                          2002                2001
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $ 99,302            $102,807
 Available-for-sale investments, at quoted market value (amortized cost
    of $19,268 and $16,625)                                                                           19,268              16,625
 Accounts receivable, less allowances of $2,682 and $2,515                                            27,678              39,178
 Unbilled contract costs and fees                                                                      9,672              10,126
 Inventories:
    Raw materials and supplies                                                                        14,021              13,625
    Work in process                                                                                    5,476               6,962
    Finished goods (includes $1,457 and $1,917 at customer locations)                                 11,902              12,947
 Deferred tax asset                                                                                    8,266               6,991
 Other current assets                                                                                  3,136               3,198
                                                                                                    --------            --------

                                                                                                     198,721             212,459
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               69,902              71,710
 Less: Accumulated depreciation and amortization                                                      44,383              43,225
                                                                                                    --------            --------

                                                                                                      25,519              28,485
                                                                                                    --------            --------

Other Assets                                                                                           9,626              10,441
                                                                                                    --------            --------

Goodwill (Note 7)                                                                                    117,133             116,269
                                                                                                    --------            --------

                                                                                                    $350,999            $367,654
                                                                                                    ========            ========




                                   KADANT INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                    June 29,        December 29,
(In thousands except share amounts)                                                                     2002                2001
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations                                                        $    585            $    573
 Accounts payable                                                                                     16,683              18,661
 Accrued payroll and employee benefits                                                                 7,274               7,990
 Accrued warranty costs                                                                                3,534               4,598
 Customer deposits                                                                                     3,001               3,070
 Accrued merger consideration                                                                              -               2,824
 Other accrued expenses (Note 5)                                                                      12,840              15,360
                                                                                                    --------            --------

                                                                                                      43,917              53,076
                                                                                                    --------            --------

Deferred Income Taxes and Other Deferred Items                                                        11,486              11,457
                                                                                                    --------            --------

Long-term Obligations:
 Subordinated convertible debentures (Note 6)                                                         88,276             118,138
 Notes payable                                                                                           580               1,129
                                                                                                    --------            --------

                                                                                                      88,856             119,267
                                                                                                    --------            --------

Minority Interest                                                                                        299                 297
                                                                                                    --------            --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued                                                                                            -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized;
    14,045,550 and 12,745,165 shares issued (Note 8)                                                     140                 127
 Capital in excess of par value (Note 8)                                                              98,657              81,229
 Retained earnings                                                                                   144,694             143,504
 Treasury stock at cost, 498,598 and 505,146 shares                                                  (21,042)            (21,345)
 Deferred compensation                                                                                   (80)                 (5)
 Accumulated other comprehensive items (Note 2)                                                      (15,928)            (19,953)
                                                                                                    --------            --------

                                                                                                     206,441             183,557
                                                                                                    --------            --------

                                                                                                    $350,999            $367,654
                                                                                                    ========            ========






The accompanying notes are an integral part of these consolidated financial statements.




                                   KADANT INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                  -----------------------------
                                                                                                  June 29,             June 30,
(In thousands except per share amounts)                                                               2002                2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                           $46,378              $56,732
                                                                                                   -------              -------

Costs and Operating Expenses:
 Cost of revenues                                                                                   28,378               36,084
 Selling, general, and administrative expenses                                                      12,576               14,585
 Research and development expenses                                                                   1,152                1,871
                                                                                                   -------              -------

                                                                                                    42,106               52,540
                                                                                                   -------              -------

Operating Income                                                                                     4,272                4,192

Interest Income                                                                                        623                1,812
Interest Expense                                                                                    (1,207)              (1,871)
                                                                                                   -------              -------

Income Before Provision for Income Taxes, Minority Interest, and
 Extraordinary Item                                                                                  3,688                4,133
Provision for Income Taxes                                                                           1,395                1,736
Minority Interest (Income) Expense                                                                       1                  (50)
                                                                                                   -------              -------

Income Before Extraordinary Item                                                                     2,292                2,447
Extraordinary Item (net of income taxes of $157; Note 6)                                               257                    -
                                                                                                   -------              -------

Net Income                                                                                         $ 2,549              $ 2,447
                                                                                                   =======              =======

Basic and Diluted Earnings per Share Before Extraordinary Item                                     $   .18              $   .20
                                                                                                   =======              =======

Basic and Diluted Earnings per Share (Note 3)                                                      $   .20              $   .20
                                                                                                   =======              =======

Weighted Average Shares (Note 3):
 Basic                                                                                              12,446               12,277
                                                                                                   =======              =======

 Diluted                                                                                            12,661               12,294
                                                                                                   =======             ========










The accompanying notes are an integral part of these consolidated financial statements.




                                   KADANT INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                  -----------------------------
                                                                                                  June 29,             June 30,
(In thousands except per share amounts)                                                               2002                2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                           $89,718             $115,632
                                                                                                   -------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                   55,565               72,280
 Selling, general, and administrative expenses                                                      25,267               30,441
 Research and development expenses                                                                   2,440                3,663
 Restructuring and unusual costs (Note 5)                                                            3,637                    -
                                                                                                   -------             --------

                                                                                                    86,909              106,384
                                                                                                   -------             --------

Operating Income                                                                                     2,809                9,248

Interest Income                                                                                      1,278                3,953
Interest Expense                                                                                    (2,636)              (3,744)
                                                                                                   -------             --------

Income Before Provision for Income Taxes, Minority Interest, and
 Extraordinary Item                                                                                  1,451                9,457
Provision for Income Taxes                                                                             545                3,955
Minority Interest (Income) Expense                                                                       2                  (74)
                                                                                                   -------             --------

Income Before Extraordinary Item                                                                       904                5,576
Extraordinary Item (net of income taxes of $175; Note 6)                                               286                    -
                                                                                                   -------             --------

Net Income                                                                                         $ 1,190             $  5,576
                                                                                                   =======             ========

Basic and Diluted Earnings per Share Before Extraordinary Item                                     $   .07             $    .45
                                                                                                   =======             ========

Basic and Diluted Earnings per Share (Note 3)                                                      $   .10             $    .45
                                                                                                   =======             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              12,343               12,277
                                                                                                   =======             ========

 Diluted                                                                                            12,508               12,292
                                                                                                   =======             ========









The accompanying notes are an integral part of these consolidated financial statements.




                                   KADANT INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                   -----------------------------
                                                                                                   June 29,             June 30,
(In thousands)                                                                                         2002                 2001
--------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $  1,190             $  5,576
 Adjustments to reconcile net income to net cash provided by operating activities:
    Noncash restructuring and unusual costs (Note 5)                                                  2,441                    -
    Extraordinary item (Note 6)                                                                        (286)                   -
    Depreciation and amortization                                                                     2,587                4,720
    Provision for losses on accounts receivable                                                         129                  635
    Minority interest (income) expense                                                                    2                  (74)
    Other noncash items                                                                                 344                 (190)
    Changes in current accounts:
      Accounts receivable                                                                            11,423                7,674
      Unbilled contract costs and fees                                                                  703               (1,362)
      Inventories                                                                                     2,650               (3,446)
      Other current assets                                                                           (1,255)              (2,705)
      Accounts payable                                                                               (2,373)               2,535
      Other current liabilities                                                                      (4,938)                 (65)
                                                                                                   --------             --------

          Net cash provided by operating activities                                                  12,617               13,298
                                                                                                   --------             --------

Investing Activities:
 Acquisition of minority interest in subsidiary                                                      (1,364)                   -
 Purchases of available-for-sale investments                                                         (2,643)                   -
 Proceeds from maturities of available-for-sale investments                                               -               68,671
 Advances from former affiliates, net                                                                     -                2,206
 Purchases of property, plant, and equipment                                                         (1,348)              (2,390)
 Proceeds from repayments of note receivable                                                            200                1,200
 Other, net                                                                                            (209)                  46
                                                                                                   --------             --------

          Net cash provided by (used in) investing activities                                        (5,364)              69,733
                                                                                                   --------             --------

Financing Activities:
 Repurchases of Company subordinated convertible debentures (Note 6)                                (29,290)                   -
 Net proceeds from issuance of Company common stock in public offering (Note 8)                      17,648                    -
 Net proceeds from issuance of Company and subsidiary common stock                                      472                  321
 Acquisition of subsidiary common stock                                                              (1,461)                   -
 Repayments of long-term obligations                                                                   (537)                (509)
                                                                                                   --------             --------

          Net cash used in financing activities                                                    $(13,168)            $   (188)
                                                                                                   --------             --------




                                   KADANT INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                   -----------------------------
                                                                                                   June 29,             June 30,
(In thousands)                                                                                         2002                 2001
--------------------------------------------------------------------------------------------------------------------------------


Exchange Rate Effect on Cash                                                                       $  2,410             $    451
                                                                                                   --------             --------

Increase (Decrease) in Cash and Cash Equivalents                                                     (3,505)              83,294
Cash and Cash Equivalents at Beginning of Period                                                    102,807               62,461
                                                                                                   --------             --------

Cash and Cash Equivalents at End of Period                                                         $ 99,302             $145,755
                                                                                                   ========             ========

Noncash Activities:
 Amounts forgiven in exchange for the acquisition of 49%
    minority interest in Kadant Composites Inc.                                                    $      -             $  2,053
                                                                                                   ========             ========

































The accompanying notes are an integral part of these consolidated financial statements.

                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     General

       The interim consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," or "the Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 2002, and the results of operations for the three- and six-month periods ended June 29, 2002, and June 30, 2001, and cash flows for the six-month periods ended June 29, 2002, and June 30, 2001. Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 29, 2001, has been derived from the consolidated financial statements that have been audited by the Company's former independent auditors. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and related notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as amended, filed with the Securities and Exchange Commission.

2.     Comprehensive Income

       Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and deferred gains and losses on foreign currency contracts. During the second quarter of 2002 and 2001, the Company had comprehensive income of $7,237,000 and $803,000, respectively. During the first six months of 2002 and 2001, the Company had comprehensive income of $5,215,000 and $4,838,000, respectively.

3.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                            Three Months Ended              Six Months Ended
                                                                         ------------------------       ------------------------
                                                                         June 29,        June 30,       June 29,        June 30,
(In thousands except per share amounts)                                      2002            2001           2002           2001
--------------------------------------------------------------------------------------------------------------------------------
Basic
Income Before Extraordinary Item                                          $ 2,292         $ 2,447        $   904         $ 5,576
Extraordinary Item (net of income taxes of $157 and $175)                     257               -            286               -
                                                                          -------         -------        -------         -------

Net Income                                                                $ 2,549         $ 2,447        $ 1,190         $ 5,576
                                                                          -------         -------        -------         -------

Weighted Average Shares                                                    12,446          12,277         12,343          12,277
                                                                          -------         -------        -------         -------

Basic Earnings per Share:
 Income Before Extraordinary Item                                         $   .18         $   .20        $   .07         $   .45
 Extraordinary Item                                                           .02               -            .03               -
                                                                          -------         -------        -------         -------

                                                                          $   .20         $   .20        $   .10         $   .45
                                                                          =======         =======        =======         =======




                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.     Earnings per Share (continued)

                                                                            Three Months Ended               Six Months Ended
                                                                         ------------------------        ------------------------
                                                                         June 29,        June 30,        June 29,        June 30,
(In thousands except per share amounts)                                      2002            2001            2002            2001
---------------------------------------------------------------------------------------------------------------------------------
Diluted
Income Before Extraordinary Item                                          $ 2,292         $ 2,447         $   904         $ 5,576
Extraordinary Item (net of income taxes of $157 and $175)                     257               -             286               -
                                                                          -------         -------         -------         -------

Net Income                                                                $ 2,549         $ 2,447         $ 1,190         $ 5,576
                                                                          -------         -------         -------         -------

Weighted Average Shares                                                    12,446          12,277          12,343          12,277
Effect of Stock Options                                                       215              17             165              15
                                                                          -------         -------         -------         -------

Weighted Average Shares, as Adjusted                                       12,661          12,294          12,508          12,292
                                                                          -------         -------         -------         -------

Diluted Earnings per Share:
 Income Before Extraordinary Item                                         $   .18         $   .20         $   .07         $   .45
 Extraordinary Item                                                           .02               -             .03               -
                                                                          -------         -------         -------         -------

                                                                          $   .20         $   .20         $   .10         $   .45
                                                                          =======         =======         =======         =======

       Options to purchase approximately 439,200 and 401,400 shares of common stock for the second quarters of 2002 and 2001, respectively, and 561,000 and 415,900 shares of common stock for the first six months of 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

       In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's 4 1/2% subordinated convertible debentures, convertible at $60.50 per share, because the effect would be antidilutive.

4.     Business Segment Information

                                                                   Three Months Ended                      Six Months Ended
                                                               ---------------------------            ---------------------------
                                                               June 29,           June 30,            June 29,           June 30,
(In thousands)                                                     2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
   Pulp and Papermaking Equipment and Systems                   $41,923            $54,686             $82,500           $110,673
   Composite and Fiber-based Products                             4,455              2,046               7,218              4,959
                                                                -------            -------             -------           --------

                                                                $46,378            $56,732             $89,718           $115,632
                                                                =======            =======             =======           ========



                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.     Business Segment Information (continued)

                                                                   Three Months Ended                      Six Months Ended
                                                               ---------------------------            ---------------------------
                                                               June 29,           June 30,            June 29,           June 30,
(In thousands)                                                     2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes, Minority Interest,
 and Extraordinary Item (a):
   Pulp and Papermaking Equipment and Systems (b)               $ 5,024            $ 6,404             $ 6,907            $13,383
   Composite and Fiber-based Products (c) (d)                        98             (1,253)             (2,375)            (2,236)
   Corporate (e)                                                   (850)              (959)             (1,723)            (1,899)
                                                                -------            -------             -------            -------

   Total Operating Income                                         4,272              4,192               2,809              9,248
   Interest Income (Expense), Net                                  (584)               (59)             (1,358)               209
                                                                -------            -------             -------            -------

                                                                $ 3,688            $ 4,133             $ 1,451            $ 9,457
                                                                =======            =======             =======            =======

Capital Expenditures:
   Pulp and Papermaking Equipment and Systems                   $   419            $   348             $   631            $   732
   Composite and Fiber-based Products                               327                864                 590              1,658
   Corporate                                                          7                  -                 127                  -
                                                                -------            -------             -------            -------

                                                                $   753            $ 1,212             $ 1,348            $ 2,390
                                                                =======            =======             =======            =======

(a) Excluding restructuring and unusual costs of $3,637, consolidated operating income was $6,446 in the six-month period ended June 29, 2002. Includes consolidated goodwill amortization of $862 and $1,726 in the three- and six-month periods ended June 30, 2001, respectively.
(b) Excluding restructuring and unusual costs of $1,998, operating income was $8,905 in the six-month period ended June 29, 2002. Includes goodwill amortization of $803 and $1,609 in the three- and six-month periods ended
     June 30, 2001, respectively.
(c) Excluding restructuring and unusual costs of $1,639, operating loss was $736 in the six-month period ended June 29, 2002. Includes goodwill amortization of $59 and $117 in the three- and six-month periods ended June
     30, 2001, respectively.
(d) Includes operating losses from the composite building products business of $677 and $1,054 in the three-month periods ended June 29, 2002 and June 30, 2001, respectively, and $1,731 and $1,638, excluding restructuring and unusual charges, in the six-month periods ended June 29, 2002 and June 30, 2001, respectively.
(e)  Primarily general and administrative expenses.

5.     Restructuring and Unusual Costs

       During the first quarter of 2002, the Company recorded restructuring and unusual costs of $3,637,000. Restructuring costs of $1,028,000, which were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, related to severance costs for 62 employees across all functions primarily at the Company's Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment, 60 of whom were terminated as of June 29, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand. Unusual costs of $2,609,000 include noncash charges of $2,441,000 for asset writedowns, consisting of $953,000 for the impairment of a laboratory in Ohio held for sale at the Papermaking
Equipment segment, and $1,488,000 for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $168,000 for related disposal and facility-closure costs.


                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.     Restructuring and Unusual Costs (continued)

       A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying consolidated balance sheet, follows:

(In thousands)                                                                        Severance
-----------------------------------------------------------------------------------------------

 Balance at December 29, 2001                                                            $   56
    Provision                                                                             1,028
    Usage                                                                                  (830)
                                                                                         ------

 Balance at June 29, 2002                                                                $  254
                                                                                         ======

       The Company expects to pay the remaining accrued restructuring costs primarily during the remainder of 2002.

6.     Extraordinary Item

       During the first quarter of 2002, the Company repurchased $2,875,000 principal amount of its 4 1/2% subordinated convertible debentures for $2,806,000 in cash, resulting in an extraordinary gain of $29,000, net of deferred debt charges, and net of income tax provision of $18,000. During the second quarter of 2002, the Company repurchased $26,987,000 principal amount of these debentures for $26,385,000 in cash, resulting in an extraordinary gain of $257,000, net of deferred debt charges, and net of income tax provision of $157,000. In the first six months of 2002, the combined extraordinary gain resulting from these transactions was $286,000, net of deferred debt charges, and net of income tax provision of $175,000. As of June 29, 2002, $88,276,000 principal amount of the debentures remained outstanding.

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

       SFAS No. 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. Intangible assets with indefinite useful lives are to be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 is to be applied for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recorded as of January 1, 2002, regardless of when those assets were initially recognized. The Company is currently evaluating goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is an initial evaluation for potential impairment, while the second step measures the amount of the impairment. The

                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.     Recent Accounting Pronouncements (continued)

Company completed the first step of the goodwill impairment test in the second quarter of 2002. Having completed step one, the Company expects that a portion of the goodwill related to both the Papermaking Equipment segment and the Composite and Fiber-based Products segment may be impaired. The Company currently has $112,957,000 and $4,176,000 of goodwill in the Papermaking Equipment segment and the Composite and Fiber-based Products segment, respectively. The Company has not yet determined the amount of the potential impairment, but plans to complete the measurement of the impairment in the second half of 2002. In accordance with the SFAS No. 142 transition procedures, an impairment that is required to be recognized when adopting the standard will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

       Pro forma results as if SFAS No. 142 had been adopted at the beginning of 2001 are as follows:

                                                                               Three Months Ended          Six Months Ended
(In thousands except per share amounts)                                             June 30, 2001             June 30, 2001
---------------------------------------------------------------------------------------------------------------------------

Net Income, as Reported                                                                    $2,447                    $5,576
Add back:  Goodwill Amortization                                                              575                     1,152
                                                                                           ------                    ------

Net Income, as Adjusted                                                                    $3,022                    $6,728
                                                                                           ======                    ======

Basic and Diluted Earnings per Share, as Reported                                          $  .20                    $  .45
Add back:  Goodwill Amortization                                                              .05                       .10
                                                                                           ------                    ------

Basic and Diluted Earnings per Share, as Adjusted                                          $  .25                    $  .55
                                                                                           ======                    ======


8.     Public Offering of Common Stock

       In June 2002, the Company sold 1,300,000 shares of its common stock in a public offering at $14.62 per share, for net proceeds of $17,648,000.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

       Throughout this report on Form 10-Q, we make forward-looking statements, which are statements concerning possible or assumed future results of operations. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," "will," or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions, and are based on the beliefs and assumptions of our management, using information currently available to our management. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Forward-Looking Statements" in this report on Form 10-Q. We assume no obligation to update any such forward-looking statements.

                                   KADANT INC.

Overview

Company Background

       Kadant operates in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Papermaking Equipment segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. Our principal products include custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of papermaking machines; and water-management systems essential for draining, purifying, and recycling process water. We have been in operation for more than 100 years and have a large, stable customer base that includes most of the world's paper manufacturers. We also have one of the largest installed bases of equipment in the pulp and paper industry, which provides us with a higher-margin spare parts and consumables business, which we believe is less susceptible than our capital equipment business to the cyclical trends in the paper industry.

       Through our Composite and Fiber-based Products segment, we manufacture and sell agricultural carriers derived from cellulose fiber, and develop, manufacture, and market fiber-based composite products for the building industry.

       Prior to our incorporation, we operated as a division of Thermo Electron Corporation. We were incorporated in Delaware in November 1991 as a wholly owned subsidiary of Thermo Electron. In November 1992, we completed an initial public offering of our common stock and became a majority-owned public subsidiary of Thermo Electron. On July 12, 2001, we changed our name from Thermo Fibertek Inc. to Kadant Inc., and on August 8, 2001, we were spun off from Thermo Electron and became a fully independent public company.

Pulp and Papermaking Equipment and Systems Segment

       Our Papermaking Equipment segment consists of three primary product lines: stock-preparation equipment, paper machine accessories, and water-management systems. Principal products manufactured by this segment include:

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

Composite and Fiber-based Products Segment

       Our Composite and Fiber-based Products segment consists of two product lines: our fiber-based granular products and our composite building products. We employ patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are primarily used as agricultural carriers and for home lawn and garden applications. In our composite building products business, we develop, produce, and market fiber-based composite products, primarily for the building industry, used for applications such as decking and roof tiles.

       In January 2001, we acquired the remaining 49% equity interest that we did not already own in Kadant Composites Inc., which comprises our composite building products business. We manufacture our composite building products in Green Bay, Wisconsin.

                                   KADANT INC.

International Sales

       During 2001, approximately 55% of our sales were to customers outside the United States, principally in Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

       Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Critical Accounting Policies" in Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as amended, filed with the Securities and Exchange Commission. There have been no material changes since year-end 2001 that warrant further disclosure, except with respect to the valuation of goodwill under Statement of Financial Accounting Standards (SFAS) No. 142. The Company is currently evaluating goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is an initial evaluation for potential impairment, while the second step measures the amount of the impairment. The Company completed the first step of the goodwill impairment test in the second quarter of 2002. Having completed step one, the Company expects that a portion of the goodwill related to both the Papermaking Equipment segment and the Composite and Fiber-based Products segment may be impaired. The Company has $113.0 million and $4.2 million of goodwill in the Papermaking Equipment segment and the Composite and Fiber-based Products segment, respectively. The Company has not yet determined the amount of the potential impairment, but plans to complete the measurement of the impairment in the second half of 2002. In accordance with SFAS No. 142 transition procedures, an impairment that is required to be recognized when adopting the standard will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. The paper industry has been in a prolonged downcycle, characterized by weak pulp and paper prices, decreased capital spending, and consolidation of paper companies within the industry. As paper companies continue to consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This trend, along with paper companies' actions to quickly reduce operating rates and restrict capital spending and maintenance programs, has adversely affected our business. Over the long term, as the markets recover, we expect that consolidation in the paper industry and improved capacity management will have a positive effect on paper companies' financial performance and, in return, will be favorable to both paper companies and suppliers, such as Kadant.

                                   KADANT INC.

       There has been a significant amount of papermaking downtime in the pulp and paper industry in 2001 and in the first half of 2002. This, coupled with weakened conditions in the world economy, has produced a difficult market environment. We anticipate gradual improvement in the industry during the remainder of 2002, as evidenced by improved operating rates and increasing pulp prices. We continue to focus our efforts on managing our operating costs, capital expenditures, and working capital. We expect earnings in the third quarter of 2002 to be $.19 to $.21 per diluted share on revenues of $47 to $49 million. We are maintaining our guidance for the year and expect earnings per share, excluding restructuring and unusual costs (Note 5) and adjusted for the additional shares issued in our June stock offering (Note 8), to be $.66 to $.76 per diluted share on revenues of $185 to $195 million. The additional shares issued in the offering have a dilutive effect of $.04 per share in the second half of 2002. The earnings estimate for 2002 includes the favorable effect of ceasing goodwill amortization ($.19 per diluted share in 2001) resulting from the adoption of SFAS No. 142, but excludes other possible effects on earnings in 2002 resulting from the adoption of SFAS No. 142, which may include an impairment charge to be determined in accordance with that standard (Note 7). Although startups are difficult to forecast, we believe the composite building products business will generate approximately $2.5 to $3.0 million of revenues in the third quarter of 2002. We expect $8 to $9 million of revenues, with operating losses (excluding restructuring and unusual costs) of $2.3 to $3.0 million, from this business in 2002.

       In October 2001, we terminated for nonperformance a distributor's exclusive rights to market and sell certain of our composite building products in exchange for minimum purchase commitments. We are now building and expanding our distribution network for composite building products and are advertising in trade magazines, conducting in-store promotions, and exhibiting at trade and home shows. We now have fifteen distribution centers throughout the U.S. for our products. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products, especially in light of the phase-out of widely used CCA pressure-treated lumber that contains potentially harmful chemicals.

Results of Operations

Second Quarter 2002 Compared With Second Quarter 2001
-----------------------------------------------------

Revenues

       Revenues decreased to $46.4 million in the second quarter of 2002 from $56.7 million in the second quarter of 2001. Excluding the unfavorable effects of currency translation in 2002 of $0.1 million due to a stronger U.S. dollar relative to the functional currencies in countries in which we operate, revenues decreased by $10.2 million, or 18%.

       Pulp and Papermaking Equipment and Systems Segment. Excluding the effect of currency translation, revenues at the Papermaking Equipment segment decreased by $12.7 million, or 23%, in the second quarter of 2002 compared with the second quarter of 2001. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased by $9.2 million in 2002 primarily as a result of decreases in sales in North America and Europe due to adverse market conditions and, to a lesser extent, a decrease in export sales to China. Revenues from the segment's accessories and water-management product lines decreased by $2.2 million and $1.5 million in 2002, respectively, primarily due to a decrease in demand in North America as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization.

       Composite and Fiber-based Products Segment. The Composite and Fiber-based Products segment revenues increased to $4.5 million in the second quarter of 2002 from $2.0 million in the second quarter of 2001 largely due to an increase of $1.8 million in sales of our composite building products as demand has increased with the expansion of our distribution channels. In addition, revenues from our fiber-based granular products increased $0.6 million in 2002 primarily due to the introduction of two new applications of our agricultural carrier products.

                                   KADANT INC.

-----------------------------------------------------

Gross Profit Margin

       Gross profit margin increased to 39% in the second quarter of 2002 from 36% in the second quarter of 2001. The gross profit margin at the Papermaking Equipment segment increased to 40% in 2002 from 37% in 2001 primarily due to a change in product mix toward higher-margin aftermarket products. The gross profit margin at the Composite and Fiber-based Products segment increased to 32% in 2002 from 8% in 2001 primarily due to positive gross profit margins from our composite building products compared to negative gross margins in 2001. In addition, gross profit margins from our fiber-based granular products increased primarily due to a decrease in 2002 in the cost of natural gas used in the production process and, to a lesser extent, an increase in revenues resulting in more cost absorption, and a more favorable product mix.

Other Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the second quarter of 2002 from 26% in the second quarter of 2001 due to lower revenues. Selling, general, and administrative expenses decreased to $12.6 million in 2002 from $14.6 million in 2001 primarily due to cost-reduction efforts at the Papermaking Equipment segment, as well as the absence in 2002 of $0.9 million of goodwill amortization which was recorded in 2001.

       Research and development expenses as a percentage of revenues were 2% in the second quarter of 2002 compared with 3% in the second quarter of 2001. Research and development expenses decreased to $1.2 million in the second quarter of 2002 compared with $1.9 million in the second quarter of 2001, primarily at the Papermaking Equipment segment.

Operating Income

       Operating income was $4.3 million in the second quarter of 2002 compared with $4.2 million in the second quarter of 2001. Operating income at the Papermaking Equipment segment decreased to $5.0 million in 2002 from $7.2 million, excluding goodwill amortization, in 2001. Operating income at the Composite and Fiber-based Products segment increased to $0.1 million in 2002 from an operating loss of $1.2 million, excluding goodwill amortization, in 2001. Operating losses from the composite building products business were $0.7 million and $1.1 million in the second quarters of 2002 and 2001, respectively.

Interest Income and Expense

       Interest income decreased to $0.6 million in the second quarter of 2002 from $1.8 million in the second quarter of 2001. Of the total decrease in interest income in 2002, approximately $0.7 million was due to lower prevailing interest rates, and $0.5 million was due to lower average invested balances. The decrease in average invested balances primarily relates to repurchases of our subordinated convertible debentures (Note 6), the redemption in September 2001 of our Thermo Fibergen subsidiary's common stock, and to a lesser extent, consideration paid to Thermo Fibergen shareholders for the acquisition of their minority interest. Interest expense decreased to $1.2 million in the second quarter of 2002 from $1.9 million in the second quarter of 2001, as a result of repurchases of our subordinated convertible debentures.

Income Taxes

       The effective tax rate was 38% in the second quarter of 2002 and 42% in the second quarter of 2001. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. The effective tax rate decreased in 2002 as a result of the elimination of goodwill amortization, including nondeductible goodwill, under SFAS No. 142 (Note 7) and various tax planning initiatives.

                                   KADANT INC.

-----------------------------------------------------

Minority Interest

       Minority interest (income) expense in the second quarters of 2002 and 2001 represents the minority investors' share of earnings or losses in our majority-owned subsidiaries.

Extraordinary Item

       During the second quarter of 2002, we repurchased $27.0 million principal amount of our 4 1/2% subordinated convertible debentures for $26.4 million in cash, resulting in an extraordinary gain of $257,000, net of deferred debt charges, and net of income tax provision of $157,000 (Note 6).

First Six Months 2002 Compared With First Six Months 2001
---------------------------------------------------------

Revenues

       Revenues decreased to $89.7 million in the first six months of 2002 from $115.6 million in the first six months of 2001. Excluding the unfavorable effects of currency translation in 2002 of $0.6 million due to a stronger U.S. dollar relative to the functional currencies in countries in which we operate, revenues decreased by $25.3 million, or 22%.

       Pulp and Papermaking Equipment and Systems Segment. Excluding the effect of currency translation, revenues in the Papermaking Equipment segment decreased by $27.5 million, or 25%, in the first six months of 2002 compared with the first six months of 2001. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased by $19.4 million in 2002 primarily as a result of decreases in sales in North America and Europe due to adverse market conditions and, to a lesser extent, a decrease in export sales to China. Revenues from the segment's water-management and accessories product lines decreased by $4.6 million and $3.7 million in 2002, respectively, primarily due to a decrease in demand in North America as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization.

       Composite and Fiber-based Products Segment. The Composite and Fiber-based Products segment revenues increased to $7.2 million in the first six months of 2002 compared with $5.0 million in the first six months of 2001, primarily as a result of an increase of $1.9 million in sales of our composite building products as demand has increased with the expansion of our distribution channels. In addition, revenues from our fiber-based granular products increased $0.4 million primarily due to the introduction of two new applications of our agricultural carrier products.

Gross Profit Margin

       Gross profit margin increased to 38% in the first six months of 2002 from 37% in the first six months of 2001. The gross profit margin at the Papermaking Equipment segment was 39% in both periods. The gross profit margin at the Composite and Fiber-based Products segment increased to 26% in 2002 from 12% in 2001 primarily due to the reasons discussed in the results of operations for the second quarter of 2002 compared with the second quarter of 2001.

Other Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first six months of 2002 from 26% in the first six months of 2001 due to lower revenues. Selling, general, and administrative expenses decreased to $25.3 million in 2002 from $30.4 million in 2001 primarily due to cost-reduction efforts at the Papermaking Equipment segment, as well as the absence in 2002 of $1.7 million of goodwill amortization which was recorded in 2001.

                                   KADANT INC.

---------------------------------------------------------

       Research and development expenses as a percentage of revenues were 3% in both periods. Research and development expenses decreased to $2.4 million in the first six months of 2002 compared with $3.7 million in the first six months of 2001, primarily at the Papermaking Equipment segment partly due to the closure of a redundant laboratory (Note 5).

Restructuring and Unusual Costs

       During the first six months of 2002, the Company recorded restructuring and unusual costs of $3.6 million. Restructuring costs of $1.0 million, which were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, related to severance costs for 62 employees across all functions primarily at the Company's Papermaking Equipment segment, 60 of whom were terminated as of June 29, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand. Unusual costs of $2.6 million include noncash charges of $2.4 million for asset writedowns, consisting of $1.0 million for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment, and $1.4 million for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $0.2 million for related disposal and facility-closure costs (Note 5).

Operating Income

       Operating income was $2.8 million in the first six months of 2002 compared with $9.2 million in the first six months of 2001. Excluding restructuring and unusual costs in 2002 and goodwill amortization in 2001, operating income at the Papermaking Equipment segment decreased to $8.9 million in 2002 from $15.0 million in 2001. Excluding restructuring and unusual costs in 2002 and goodwill amortization in 2001, operating losses at the Composite and Fiber-based Products segment decreased to $0.7 million in 2002 from $2.1 million in 2001. Operating losses from the composite building products business, excluding restructuring and unusual costs, were $1.7 million and $1.6 million in the first six months of 2002 and 2001, respectively.

Interest Income and Expense

       Interest income decreased to $1.3 million in the first six months of 2002 from $4.0 million in the first six months of 2001. Of the total decrease in interest income in 2002, approximately $1.7 million was due to lower prevailing interest rates, and $1.0 million was due to lower average invested balances. The decrease in average invested balances primarily relates to repurchases of our subordinated convertible debentures (Note 6), the redemption in September 2001 of our Thermo Fibergen subsidiary's common stock, and to a lesser extent, consideration paid to Thermo Fibergen shareholders for the acquisition of their minority interest. Interest expense decreased to $2.6 million in the first six months of 2002 from $3.7 million in the first six months of 2001, as a result of the repurchases of our subordinated convertible debentures.

Income Taxes

       The effective tax rate was 38% in the first six months of 2002 and 42% in the first six months of 2001. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. The effective tax rate decreased in 2002 as a result of the elimination of goodwill amortization, including nondeductible goodwill, under SFAS No. 142 (Note 7) and various tax planning initiatives.

Minority Interest

       Minority interest (income) expense in the first six months of 2002 and 2001 represents the minority investors' share of earnings or losses in our majority-owned subsidiaries.

                                   KADANT INC.

---------------------------------------------------------

Extraordinary Item

       During the first six months of 2002, we repurchased $29.9 million principal amount of our 4 1/2% subordinated convertible debentures for $29.2 million in cash, resulting in an extraordinary gain of $286,000, net of deferred debt charges, and net of income tax provision of $175,000 (Note 6).

Liquidity and Capital Resources

       Consolidated working capital was $154.8 million at June 29, 2002, compared with $159.4 million at December 29, 2001. Included in working capital are cash, cash equivalents, and available-for-sale investments of $118.6 million at June 29, 2002, compared with $119.4 million at December 29, 2001. Of the total cash, cash equivalents, and available-for-sale investments at June 29, 2002, $7.6 million was held by a majority-owned subsidiary, and the remainder was held by us and our wholly owned subsidiaries. At June 29, 2002, $54.7 million of cash, cash equivalents, and available-for-sale investments was held by our foreign subsidiaries.

       During the first six months of 2002, cash of $12.6 million was provided by operating activities compared with $13.3 million in the first six months of 2001. Decreases in accounts receivable and unbilled contract costs and fees provided cash of $11.4 million and $0.7 million in 2002, respectively, primarily at the Papermaking Equipment segment largely due to improved collection efforts. In addition, a decrease in inventories provided cash of $2.7 million in 2002 primarily at the Papermaking Equipment segment as a result of our efforts to match inventory levels with demand. A decrease in accounts payable used cash of $2.4 million in 2002 primarily at the Papermaking Equipment segment due to the timing of payments. In addition, a use of cash of $4.9 million in 2002 resulted from a decrease in other accrued liabilities, primarily accrued interest, accrued warranty costs and, to a lesser extent, accrued income taxes.

       Our investing activities, excluding available-for-sale investments and advances to former affiliates, used $2.7 million of cash in the first six months of 2002, compared with $1.1 million in the first six months of 2001. During the first six months of 2002, we purchased property, plant, and equipment for $1.3 million, including $0.5 million at our composite building products business, the effects of which were offset in part by our collection of $0.2 million from a note receivable related to the September 2000 sale of a fiber-recovery and water-clarification services plant. In addition, we paid $1.4 million in 2002 in connection with the acquisition of the minority interest of our Thermo Fibergen subsidiary.

       Our financing activities used cash of $13.2 million in the first six months of 2002, compared with $0.2 million in the first six months of 2001. During the first six months of 2002, we used $29.3 million to fund repurchases of our subordinated convertible debentures (Note 6), as well as $0.5 million to fund the payment of long-term obligations. In addition, we paid $1.5 million in connection with the acquisition of common stock of our Thermo Fibergen subsidiary. These uses of cash were offset in part by $17.6 million of cash provided from the June 2002 issuance of 1.3 million shares of our common stock in a public offering (Note 8). In September 2001, our board of directors authorized the repurchase, through September 24, 2002, of up to $50 million of our debt and equity securities in the open market or in negotiated transactions. In April 2002, our board of directors authorized the repurchase, through April 9, 2003, of up to an additional $50 million of our debt and equity securities in the open market or in negotiated transactions. As of June 29, 2002, we had $36.7 million remaining under these authorizations.

       At June 29, 2002, we had $83.3 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. If we repatriate undistributed foreign earnings into the U.S., we do not expect that this will have a material adverse effect on our current liquidity.

                                   KADANT INC.

       Our net cash (calculated as cash, cash equivalents, and available-for-sale investments less total short- and long-term debt) was $29.1 million at June 29, 2002, compared with net debt of $0.4 million at December 29, 2001.

       During the remainder of 2002, we plan to make expenditures for property, plant, and equipment of approximately $2.8 million, including $1.1 million at our composite building products business. The composite expenditures largely relate to refinements and improvements we are making to optimize the process and expand capacity at our manufacturing facility. Our ability to use our cash and to incur additional debt is limited by financial covenants in our distribution agreement, as amended, with Thermo Electron. These financial covenants require that (1) the ratio of our net indebtedness to net capitalization not exceed 40% and (2) on a rolling four quarter basis, that the sum of our (a) operating income (excluding restructuring and other unusual items, such as gains on sales of assets, included in operating income), (b) amortization of goodwill and other intangible assets, and (c) interest income, be at least four times greater than interest expense. In instances where our net indebtedness to net capitalization is less than or equal to 20% for any measurement date, the coverage ratio of four times greater than interest expense is lowered to three times greater than interest expense. As of June 29, 2002, we were in compliance with all the financial covenants of the agreement, as amended. If we fail to comply with the financial covenants, Thermo Electron could require us to refinance our debentures, conduct an exchange offer for the debentures, or repay in full the underlying obligation. If we were required to take any of these actions, we might not have sufficient cash or credit capacity to engage in transactions, such as a significant acquisition, that might otherwise benefit our business. These circumstances could also impair our ability to continue to engage in transactions that have been integral to our historical operations. We believe that our existing resources are sufficient to meet the capital requirements of our existing operations for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       Our exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from our exposure at year-end 2001.

Forward-Looking Statements

       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2002 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on the condition of the pulp and paper industry, which is currently in a downcycle.

       We sell products primarily to the pulp and paper industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. The global pulp and paper industry has been in a prolonged downcycle, with depressed pulp and paper prices, decreased spending, mill closures, consolidations, and bankruptcies. The North American pulp and paper industry has been particularly adversely affected by higher energy prices, a strong U.S. dollar, and a slowing domestic economy. This cyclical downturn has adversely affected our business. Mill closures, consolidations, and bankruptcies of customers may cause our sales to decline and, if we are unable to collect from our customers, may adversely affect our profitability. The financial condition of the pulp and paper industry may not improve in the near future, and the severity of the downturn could expand to our European and Asian businesses.

                                   KADANT INC.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

       During 2001, approximately 55% of our sales were to customers outside the United States, principally in Europe. International revenues are subject to a number of risks, including the following:

       - agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
       -  foreign customers may have longer payment cycles;
       - foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade; and
       - the protection of intellectual property in foreign countries may be more difficult to enforce.

       Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in foreign markets where payment for our products and services is made in the local currency. Any of these factors could have a material adverse impact on our business and results of operations.

       An increasing portion of our international sales has and may in the future come from China. An increase in revenues from China will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, or developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. In addition, orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased risk of cancellation prior to shipment due to payment terms that are applicable to doing business in China.

We are subject to intense competition in all of our markets.

       We encounter significant competition in each of our principal markets. We believe that the principal competitive factors affecting the markets for our products include quality, price, service, technical expertise, and product innovation. Our competitors include a number of large multinational corporations such as Voith Paper GmbH and Metso Corporation. Competition, especially in China, could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Competitors' technologies may prove to be superior to ours. Many of these competitors may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. In addition, our composite building products business is subject to intense competition, particularly in the decking market, from traditional wood products and other composite lumber manufacturers, many of whom have greater financial, technical, and marketing resources than we do. As a result, we may be unable to compete successfully in this market.

Our composite building products business is a new entrant into a new market. Our success will depend on our ability to manufacture and commercialize our composite building products.

       In 2000, we began to develop, produce, market, and sell fiber-based composite products primarily for the building industry. Development, manufacturing, and commercialization of our composite building products will require significant development and testing of the products, and our efforts may not be successful. Further, our

                                   KADANT INC.

composite building products may not gain market acceptance. We may need to incur significant branding and distribution expenses to successfully market and distribute products. Our ability to market these products successfully will depend on the willingness of consumers to purchase fiber-based composites in lieu of wood-based building products. To penetrate the market and gain market share, we will need to educate consumers, including wood suppliers, contractors, and homebuilders, regarding the benefits of our fiber-based composite products over products made of wood and other traditional materials. This strategy may not be successful. We have no experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we may encounter difficulties in connection with any large-scale manufacturing or commercialization of these new products. If we were to exit this business, we would incur significant losses.

Our composite building products business may not be able to obtain effective distribution of its products.

       The composite building products business is subject to intense competition, and we rely on distributors in the building products industry to market, distribute, and sell our products. We may be unable to produce our products in sufficient quantity to interest these distributors or to retain and add new distributors. If we are unable to distribute our products effectively, our revenues would decline and we would have to incur additional expenses to market these products directly.

The failure of our composite building products to perform over long periods of time could result in potential liabilities.

       Our composite building products are fairly new, have not been on the market for long periods of time, and may be used in applications for which we may have no knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could reduce our operating results as well our stock price.

We may not be able to obtain raw material for our composite building products and fiber-based granules on commercially reasonable terms and are dependent on a single mill for the raw material.

       We are dependent on a single paper mill for the fiber used in the manufacture of our composite building products and fiber-based granules. This mill has the exclusive right to supply the papermaking byproducts used to manufacture the granules used in our process. Although we believe our relationship with the mill is good, the mill could decide not to renew its contract with us in 2003, or may not renew on commercially reasonable terms, and we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and may prevent our products from being competitive.

Our inability to successfully identify and complete acquisitions or successfully integrate any acquisitions could have a material adverse effect on our business.

       Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. We may not be able to complete future acquisitions, integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions. The size and selection of suitable acquisition candidates also may be limited due to the financial covenants we have with Thermo Electron Corporation, our former parent company.

                                   KADANT INC.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

       We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. We have filed for a patent relating to our composite building products business. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.

       We also rely on trade secrets and proprietary know-how, which we seek to protect, in part, by confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors.

       Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in our quarterly operating results may cause our stock price to decline.

       Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which became effective as of January 2000, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A significant proportion of our costs are fixed, due in part to our significant sales, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

       - failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB 101;
       -  demand for and market acceptance of our products;

                                   KADANT INC.

       -  competitive pressures resulting in lower sales prices of our products;
       -  adverse changes in the pulp and paper industry;
       -  delays or problems in the introduction of new products by us;
       - our competitors' announcements of new products, services, or technological innovations;
       - contractual liabilities incurred by us related to guarantees of our equipment performance;
       - increased costs of raw materials or supplies, including the cost of energy; and
       -  changes in the timing of product orders.

Anti-takeover provisions in our charter documents and under Delaware law and the potential tax effects of our spinoff from Thermo Electron could prevent or delay transactions that our shareholders may favor.

       Provisions of our charter and by-laws may discourage, delay, or prevent a merger or acquisition that our shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. For example, these provisions:

       - authorize the issuance of "blank check" preferred stock without any need for action by shareholders;
       - provide for a classified board of directors with staggered three-year terms;
       - require supermajority shareholder voting to effect various amendments to our charter and by-laws;
       - eliminate the ability of our shareholders to call special meetings of shareholders;
       -  prohibit shareholder action by written consent; and
       - establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

       In addition, our board of directors has adopted a shareholder rights plan intended to protect shareholders in the event of an unfair or coercive offer to acquire our company and to provide our board of directors with adequate time to evaluate unsolicited offers. Preferred stock purchase rights have been distributed to our common shareholders pursuant to the rights plan. This rights plan may have anti-takeover effects. The rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in our best interests and those of our shareholders and may discourage, delay, or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares.

       The tax treatment of the distribution of our common stock by Thermo Electron under the Internal Revenue Code and regulations thereunder could also serve to discourage an acquisition of our company. An acquisition of our company within two years following the distribution, which took place in August 2001, could result in federal tax liability being imposed on Thermo Electron and, in more limited circumstances, on shareholders of Thermo Electron who received shares of our common stock in the distribution. In addition, even acquisitions occurring more than two years after the distribution could cause the distribution to be taxable to Thermo Electron if the acquisitions were determined to be pursuant to an overall plan that existed at the time of the distribution. As part of the distribution, we have indemnified Thermo Electron, but not the shareholders of Thermo Electron, for any resulting tax liability if the tax liability is attributable to certain acts by us, including an acquisition of our company. The prospect of that tax liability and our indemnification obligation may have anti-takeover effects.

A number of actions following the spinoff from Thermo Electron could cause the distribution to be fully taxable to shareholders of Thermo Electron who received shares of our common stock in the distribution and/or to Thermo Electron, and to us.

        The IRS has issued a ruling that no gain or loss will be recognized by us, Thermo Electron, or its shareholders upon the distribution of our common stock as of the date of the distribution, except with respect to cash received in lieu of fractional shares of our common stock and distributions of our common stock acquired by Thermo Electron within

                                   KADANT INC.

the past five years in taxable transactions. However, the distribution could become fully taxable if we, Thermo Electron, or the shareholders of Thermo Electron who received shares of our common stock in the distribution, take any of a number of actions following the distribution. We have entered into a tax matters agreement with Thermo Electron that restricts our ability to engage in these types of actions. If any conditions of the IRS ruling are not satisfied, the distribution could become taxable to the shareholders of Thermo Electron who received shares of our common stock in the distribution and/or Thermo Electron. As part of the distribution, we have indemnified Thermo Electron, but not the shareholders of Thermo Electron, for any resulting tax liability if the tax liability is attributable to certain acts by us.

Sales of substantial amounts of our common stock may occur from time to time, which could cause our stock price to decline.

       Our shares were distributed pro rata to the shareholders of Thermo Electron, and from time to time, these shareholders have sold and may in the future sell substantial amounts of our common stock in the public market if our shares no longer meet their investment criteria or other objectives. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, whether as a result of the distribution or otherwise, could cause the market price of our common stock to decline.

If we are unable to comply with the financial covenants contained in our distribution agreement with Thermo Electron, we may be required to take certain actions that could compromise our ability to execute our business plan.

       We have agreed to certain financial covenants contained in our distribution agreement with Thermo Electron that restrict our use of cash and our ability to incur additional debt as part of Thermo Electron's continued guarantee of our subordinated convertible debentures. If we fail to comply with these financial covenants, Thermo Electron could, among other things, require us to refinance our debentures, conduct an exchange offer for the debentures, or repay in full the underlying obligation. If we were required to take any of these actions, we might not have sufficient cash or credit capacity to engage in transactions, such as significant acquisitions, that might otherwise benefit our business.

Continuing low interest rates, coupled with declines in operating income, could cause us to no longer be in compliance with the financial covenants contained in our distribution agreement with Thermo Electron, and we may be unable to renegotiate the covenants or obtain a waiver from Thermo Electron.

       The unexpected decline in interest rates in the fall of 2001, coupled with lower invested cash balances and lower operating income, resulted in our non-compliance with one of the financial covenants originally negotiated in our distribution agreement with Thermo Electron. We were able to negotiate an amendment to the agreement that resulted in our compliance with the financial covenants, as amended. If we should again fail to comply with the financial covenants, there is no assurance that Thermo Electron would either renegotiate the covenants on terms satisfactory to us or grant a waiver.

We may have potential business conflicts of interest with Thermo Electron with respect to our past and ongoing relationships that could harm our business operations.

       Conflicts of interest may arise between Thermo Electron and us in a number of areas relating to our past and ongoing relationships, including: labor, tax, employee benefit, indemnification, and other matters arising from our separation from Thermo Electron; and restrictions related to our use of cash and our ability to incur indebtedness in connection with Thermo Electron's continuing obligations under its guarantees of our subordinated convertible debentures. We may not be able to resolve any potential conflicts.

                                   KADANT INC.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

       In April 2002, we issued an aggregate of 7,500 shares of our common stock, $0.01 par value per share, to our outside directors pursuant to our directors restricted stock plan. Under this plan, each director may elect to receive 2,500 shares of restricted stock in lieu of cash fees for their service as a director. The shares issued to directors are restricted from resale for five years, with certain exceptions. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

       For a description of restrictions on our working capital that may be imposed due to the financial covenants contained in our distribution agreement with Thermo Electron, refer to the section captioned "Liquidity and Capital Resources" in Item 2 of Part I in this report on Form 10-Q.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       On May 16, 2002, at the Annual Meeting of Shareholders, the shareholders elected one incumbent director, Dr. John M. Albertine, to a three-year term expiring in 2005. Dr. Albertine received 10,662,279 shares cast in favor of his election and 103,687 shares cast against his election.

       The shareholders also approved a second proposal at the annual meeting, recommended by our board of directors, to amend our equity incentive plan to increase the annual limit on the potential size of individual awards to 500,000 shares. The proposal received 8,420,969 shares cast in favor, 2,301,318 shares cast against, and 43,679 shares abstained. No broker non-votes were recorded on the proposal.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b)    Reports on Form 8-K

       On June 14, 2002, we filed a Current Report on Form 8-K, dated June 14, 2002, to report under Item 5 (Other Events) the sale of 1.3 million shares of our common stock.

       On June 20, 2002, the Company filed a Current Report on Form 8-K, dated June 19, 2002, to report under Item 4 (Changes in Registrant's Certifying Accountant) a change in our independent auditor.

                                   KADANT INC.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 2002.

                                                   KADANT INC.



                                                   /s/ Thomas M. O'Brien
                                                   -----------------------------
                                                   Thomas M. O'Brien
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                   KADANT INC.

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
--------------------------------------------------------------------------------

   10        Amended and Restated Equity Incentive Plan

   99        Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002