Form 10-Q
period 2002-09-28
KADANT INC
filed 2002-11-07
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 28, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                           Outstanding at October 25, 2002
     ----------------------------               -------------------------------
     Common Stock, $.01 par value                         13,546,952

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------


                                   KADANT INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                               September 28,        December 29,
(In thousands)                                                                                          2002                2001
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $101,741            $102,807
 Available-for-sale investments, at quoted market value (amortized cost
    of $18,927 and $16,625)                                                                           18,927              16,625
 Accounts receivable, less allowances of $2,774 and $2,515                                            30,265              39,178
 Unbilled contract costs and fees                                                                     14,127              10,126
 Inventories:
    Raw materials and supplies                                                                        12,918              13,625
    Work in process                                                                                    5,376               6,962
    Finished goods (includes $1,071 and $1,917 at customer locations)                                 10,909              12,947
 Deferred tax asset                                                                                    8,379               6,991
 Other current assets                                                                                  3,194               3,198
                                                                                                    --------            --------

                                                                                                     205,836             212,459
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               71,529              71,710
 Less: Accumulated depreciation and amortization                                                      46,104              43,225
                                                                                                    --------            --------

                                                                                                      25,425              28,485
                                                                                                    --------            --------

Other Assets                                                                                           9,175              10,441
                                                                                                    --------            --------

Goodwill (Note 7)                                                                                    117,664             116,269
                                                                                                    --------            --------

                                                                                                    $358,100            $367,654
                                                                                                    ========            ========






                                   KADANT INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                               September 28,        December 29,
(In thousands except share amounts)                                                                     2002                2001
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations                                                        $    585            $    573
 Accounts payable                                                                                     20,641              18,661
 Accrued payroll and employee benefits                                                                 8,686               7,990
 Accrued warranty costs                                                                                3,839               4,598
 Customer deposits                                                                                     2,729               3,070
 Accrued merger consideration                                                                              -               2,824
 Other accrued expenses (Note 5)                                                                      12,161              15,360
                                                                                                    --------            --------

                                                                                                      48,641              53,076
                                                                                                    --------            --------

Deferred Income Taxes and Other Deferred Items                                                        11,574              11,457
                                                                                                    --------            --------

Long-term Obligations:
 Subordinated convertible debentures (Note 6)                                                         86,176             118,138
 Notes payable                                                                                           580               1,129
                                                                                                    --------            --------

                                                                                                      86,756             119,267
                                                                                                    --------            --------

Minority Interest                                                                                        300                 297
                                                                                                    --------            --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued                                                                                            -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized;
    14,045,550 and 12,745,165 shares issued (Note 8)                                                     140                 127
 Capital in excess of par value (Note 8)                                                              98,657              81,229
 Retained earnings                                                                                   147,401             143,504
 Treasury stock at cost, 498,598 and 505,146 shares                                                  (21,042)            (21,345)
 Deferred compensation                                                                                   (53)                 (5)
 Accumulated other comprehensive items (Note 2)                                                      (14,274)            (19,953)
                                                                                                    --------            --------

                                                                                                     210,829             183,557
                                                                                                    --------            --------

                                                                                                    $358,100            $367,654
                                                                                                    ========            ========







The accompanying notes are an integral part of these consolidated financial statements.





                                   KADANT INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                             September 28,        September 29,
(In thousands except per share amounts)                                                               2002                 2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                           $50,084              $56,085
                                                                                                   -------              -------

Costs and Operating Expenses:
 Cost of revenues                                                                                   31,576               35,458
 Selling, general, and administrative expenses                                                      12,490               14,613
 Research and development expenses                                                                   1,149                1,644
 Restructuring costs (Note 5)                                                                          101                  588
                                                                                                   -------              -------

                                                                                                    45,316               52,303
                                                                                                   -------              -------

Operating Income                                                                                     4,768                3,782

Interest Income                                                                                        676                1,574
Interest Expense                                                                                    (1,084)              (1,872)
                                                                                                   -------              -------

Income Before Provision for Income Taxes, Minority Interest,
 and Extraordinary Item                                                                              4,360                3,484
Provision for Income Taxes                                                                           1,657                1,452
Minority Interest (Income) Expense                                                                       1                  (13)
                                                                                                   -------              -------

Income Before Extraordinary Item                                                                     2,702                2,045
Extraordinary Item (net of income taxes of $3; Note 6)                                                   5                    -
                                                                                                   -------              -------

Net Income                                                                                         $ 2,707              $ 2,045
                                                                                                   =======              =======

Basic and Diluted Earnings per Share Before Extraordinary Item                                     $   .20              $   .17
                                                                                                   =======              =======

Basic and Diluted Earnings per Share (Note 3)                                                      $   .20              $   .17
                                                                                                   =======              =======

Weighted Average Shares (Note 3):
 Basic                                                                                              13,547               12,273
                                                                                                   =======              =======

 Diluted                                                                                            13,716               12,348
                                                                                                   =======              =======










The accompanying notes are an integral part of these consolidated financial statements.




                                   KADANT INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                             ----------------------------------
                                                                                             September 28,        September 29,
(In thousands except per share amounts)                                                               2002                 2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $139,802             $171,717
                                                                                                  --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                   87,141              107,738
 Selling, general, and administrative expenses                                                      37,757               45,054
 Research and development expenses                                                                   3,589                5,307
 Restructuring and unusual costs (Note 5)                                                            3,738                  588
                                                                                                  --------             --------

                                                                                                   132,225              158,687
                                                                                                  --------             --------

Operating Income                                                                                     7,577               13,030

Interest Income                                                                                      1,954                5,527
Interest Expense                                                                                    (3,720)              (5,616)
                                                                                                  --------             --------

Income Before Provision for Income Taxes, Minority Interest,
 and Extraordinary Item                                                                              5,811               12,941
Provision for Income Taxes                                                                           2,202                5,407
Minority Interest (Income) Expense                                                                       3                  (87)
                                                                                                  --------             --------

Income Before Extraordinary Item                                                                     3,606                7,621
Extraordinary Item (net of income taxes of $178; Note 6)                                               291                    -
                                                                                                  --------             --------

Net Income                                                                                        $  3,897             $  7,621
                                                                                                  ========             ========

Basic and Diluted Earnings per Share Before Extraordinary Item                                    $    .28             $    .62
                                                                                                  ========             ========

Earnings per Share (Note 3):
 Basic                                                                                            $    .31             $    .62
                                                                                                  ========             ========

 Diluted                                                                                          $    .30             $    .62
                                                                                                  ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              12,744               12,276
                                                                                                  ========             ========

 Diluted                                                                                            12,911               12,311
                                                                                                  ========             ========







The accompanying notes are an integral part of these consolidated financial statements.



                                   KADANT INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                              ----------------------------------
                                                                                              September 28,        September 29,
(In thousands)                                                                                         2002                 2001
--------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                        $  3,897             $  7,621
 Adjustments to reconcile net income to net cash provided by operating activities:
   Noncash restructuring and unusual costs (Note 5)                                                   2,441                    -
   Extraordinary item (Note 6)                                                                         (291)                   -
   Depreciation and amortization                                                                      3,893                7,093
   Provision for losses on accounts receivable                                                          233                1,081
   Minority interest (income) expense                                                                     3                  (87)
   Other noncash items                                                                                  522                  (17)
   Changes in current accounts:
     Accounts receivable                                                                              9,225                4,046
     Unbilled contract costs and fees                                                                (3,404)              (2,629)
     Inventories                                                                                      5,352               (3,737)
     Other current assets                                                                            (1,259)              (3,968)
     Accounts payable                                                                                 1,155                1,998
     Other current liabilities                                                                       (4,593)              (1,490)
                                                                                                   --------             --------

          Net cash provided by operating activities                                                  17,174                9,911
                                                                                                   --------             --------

Investing Activities:
 Acquisition of minority interest in subsidiary                                                      (1,364)                   -
 Purchases of available-for-sale investments                                                         (2,302)                   -
 Proceeds from maturities of available-for-sale investments                                               -               69,350
 Advances from former affiliates, net                                                                     -                5,704
 Purchases of property, plant, and equipment                                                         (2,215)              (3,750)
 Proceeds from repayments of note receivable                                                            200                1,800
 Other, net                                                                                            (178)                   5
                                                                                                   --------             --------

          Net cash provided by (used in) investing activities                                        (5,859)              73,109
                                                                                                   --------             --------

Financing Activities:
 Repurchases of Company subordinated convertible debentures (Note 6)                                (31,369)                   -
 Net proceeds from issuance of Company common stock in public offering (Note 8)                      17,648                    -
 Net proceeds from issuance of Company and subsidiary common stock                                      472                  490
 Purchases of Company common stock                                                                        -                 (587)
 Acquisition of subsidiary common stock                                                              (1,461)                   -
 Repayments of long-term obligations                                                                   (537)                (509)
 Transfer from former parent company                                                                      -                1,309
                                                                                                   --------             --------

          Net cash provided by (used in) financing activities                                      $(15,247)            $    703
                                                                                                   --------             --------




                                   KADANT INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                              ----------------------------------
                                                                                              September 28,        September 29,
(In thousands)                                                                                         2002                 2001
--------------------------------------------------------------------------------------------------------------------------------


Exchange Rate Effect on Cash                                                                       $  2,866             $  1,262
                                                                                                   --------             --------

Increase (Decrease) in Cash and Cash Equivalents                                                     (1,066)              84,985
Cash and Cash Equivalents at Beginning of Period                                                    102,807               62,461
                                                                                                   --------             --------

Cash and Cash Equivalents at End of Period                                                         $101,741             $147,446
                                                                                                   ========             ========

Noncash Activities:
 Amounts forgiven in exchange for the acquisition of 49%
   minority interest in Kadant Composites Inc.                                                     $      -             $  2,053
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

                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
1. General

   The interim consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 28, 2002, the results of operations for the three- and nine-month periods ended September 28, 2002, and September 29, 2001, and cash flows for the nine-month periods ended September 28, 2002, and September 29, 2001. Interim results are not necessarily indicative of results for a full year.

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

2. Comprehensive Income

   Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments, unrealized net of tax gains and losses on available-for-sale investments, and deferred gains and losses on foreign currency contracts. During the third quarters of 2002 and 2001, the Company had comprehensive income of $4,361,000 and $4,041,000, respectively. During the first nine months of 2002 and 2001, the Company had comprehensive income of $9,576,000 and $8,879,000, respectively.

3. Earnings per Share

   Basic and diluted earnings per share were calculated as follows:

                                                                     Three Months Ended                 Nine Months Ended
                                                               ------------------------------     ------------------------------
                                                               September 28,    September 29,     September 28,    September 29,
(In thousands except per share amounts)                                 2002             2001              2002             2001
--------------------------------------------------------------------------------------------------------------------------------

Basic
Income Before Extraordinary Item                                     $ 2,702          $ 2,045           $ 3,606          $ 7,621
Extraordinary Item (net of income taxes of $3 and $178)                    5                -               291                -
                                                                     -------          -------           -------          -------

Net Income                                                           $ 2,707          $ 2,045           $ 3,897          $ 7,621
                                                                     -------         --------           -------          -------

Weighted Average Shares                                               13,547           12,273            12,744           12,276
                                                                     -------          -------           -------          -------

Basic Earnings per Share:
 Income Before Extraordinary Item                                    $   .20          $   .17           $   .28          $   .62
 Extraordinary Item                                                        -                -               .03                -
                                                                     -------          -------           -------          -------

                                                                     $   .20          $   .17           $   .31          $   .62
                                                                     =======          =======           =======          =======




                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3. Earnings per Share (continued)

                                                                     Three Months Ended                  Nine Months Ended
                                                               ------------------------------     ------------------------------
                                                               September 28,    September 29,     September 28,    September 29,
(In thousands except per share amounts)                                 2002             2001              2002             2001
--------------------------------------------------------------------------------------------------------------------------------

Diluted
Income Before Extraordinary Item                                     $ 2,702          $ 2,045           $ 3,606          $ 7,621
Extraordinary Item (net of income taxes of $3 and $178)                    5                -               291                -
                                                                     -------          -------           -------          -------

Net Income                                                           $ 2,707          $ 2,045           $ 3,897          $ 7,621
                                                                     -------          -------           -------          -------

Weighted Average Shares                                               13,547           12,273            12,744           12,276
Effect of Stock Options                                                  169               75               167               35
                                                                     -------          -------           -------          -------

Weighted Average Shares, as Adjusted                                  13,716           12,348            12,911           12,311
                                                                     -------          -------           -------          -------

Diluted Earnings per Share:
 Income Before Extraordinary Item                                    $   .20          $   .17           $   .28          $   .62
 Extraordinary Item                                                        -                -               .02                -
                                                                     -------          -------           -------          -------


                                                                     $   .20          $   .17           $   .30          $   .62
                                                                     =======          =======           =======          =======

   Options to purchase approximately 400,700 and 509,100 shares of common stock for the third quarters of 2002 and 2001, respectively, and 507,600 and 447,000 shares of common stock for the first nine months of 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

   In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the conversion of the Company's 4 1/2% subordinated convertible debentures, convertible at $60.50 per share, because the effect would be antidilutive.

4. Business Segment Information

                                                                 Three Months Ended                      Nine Months Ended
                                                          --------------------------------       --------------------------------
                                                          September 28,      September 29,       September 28,      September 29,
(In thousands)                                                     2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                    $ 46,322           $ 55,174            $128,822           $165,847
 Composite and Fiber-based Products                               3,762                911              10,980              5,870
                                                               --------           --------            --------           --------

                                                               $ 50,084           $ 56,085            $139,802           $171,717
                                                               ========           ========            ========           ========




                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.       Business Segment Information (continued)

                                                                 Three Months Ended                      Nine Months Ended
                                                          --------------------------------       --------------------------------
                                                          September 28,      September 29,       September 28,      September 29,
(In thousands)                                                     2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes, Minority
 Interest, and Extraordinary Item (a):
    Pulp and Papermaking Equipment and Systems (b)              $ 5,839            $ 6,773             $12,746            $20,156
    Composite and Fiber-based Products (c) (d)                     (272)            (2,204)             (2,647)            (4,440)
    Corporate (e)                                                  (799)              (787)             (2,522)            (2,686)
                                                                -------            -------             -------            -------

    Total Operating Income                                        4,768              3,782               7,577             13,030
    Interest Income (Expense), Net                                 (408)              (298)             (1,766)               (89)
                                                                -------            -------             -------            -------

                                                                $ 4,360            $ 3,484             $ 5,811            $12,941
                                                                =======            =======             =======            =======

Operating Income, Excluding Restructuring and Unusual Costs
 and Goodwill Amortization:
    Pulp and Papermaking Equipment and Systems                  $ 5,940            $ 8,146             $14,845            $23,138
    Composite and Fiber-based Products (d)                         (272)            (2,127)             (1,008)            (4,246)
    Corporate (e)                                                  (799)              (787)             (2,522)            (2,686)
                                                                -------            -------             -------            -------

                                                                $ 4,869            $ 5,232             $11,315            $16,206
                                                                =======            =======             =======            =======

Capital Expenditures:
    Pulp and Papermaking Equipment and Systems                  $   266            $   399             $   897            $ 1,131
    Composite and Fiber-based Products                              583                961               1,173              2,619
    Corporate                                                        18                  -                 145                  -
                                                                -------            -------             -------            -------

                                                                $   867            $ 1,360             $ 2,215            $ 3,750
                                                                =======            =======             =======            =======


(a) Includes consolidated goodwill amortization of $862 and $2,588 in the three- and nine-month periods ended September 29, 2001, respectively.
(b) Includes goodwill amortization of $803 and $2,412 in the three- and nine-month periods ended September 29, 2001, respectively.
(c) Includes goodwill amortization of $59 and $176 in the three- and nine-month periods ended September 29, 2001, respectively.
(d) Includes operating losses from the composite building products business, excluding restructuring and unusual costs, of $376 and
    $1,331 in the three-month periods ended September 28, 2002 and September 29, 2001, respectively, and $2,107 and $2,969 in the nine-month periods ended September 28, 2002 and September 29, 2001, respectively.
(e) Primarily general and administrative expenses.


                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. Restructuring and Unusual Costs

   During the first nine months of 2002, the Company recorded restructuring and unusual costs of $3,738,000. Restructuring costs of $1,129,000, which were accounted for in accordance with Emerging Issues Task Force (EITF) Pronouncement No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," related to severance costs for 68 employees across all functions primarily at the Company's Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment, all of whom were terminated as of September 28, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $2,609,000 include noncash charges of $2,441,000 for asset writedowns, consisting of $953,000 for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment, and $1,488,000 for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $168,000 for related disposal and facility-closure costs.

   A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying consolidated balance sheet, follows:

(In thousands)                                                                        Severance
-----------------------------------------------------------------------------------------------

 Balance at December 29, 2001                                                           $    56
    Provision                                                                             1,129
    Usage                                                                                (1,031)
    Currency translation adjustment                                                           5
                                                                                        -------

 Balance at September 28, 2002                                                          $   159
                                                                                        =======

   The Company expects to pay the remaining accrued restructuring costs primarily during the remainder of 2002.

6. Extraordinary Item

   During the first quarter of 2002, the Company repurchased $2,875,000 principal amount of its 4 1/2% subordinated convertible debentures for $2,806,000 in cash, resulting in an extraordinary gain of $29,000, net of deferred debt charges, and net of income tax provision of $18,000. During the second quarter of 2002, the Company repurchased $26,987,000 principal amount of these debentures for $26,385,000 in cash, resulting in an extraordinary gain of $257,000, net of deferred debt charges, and net of income tax provision of $157,000. During the third quarter of 2002, the Company repurchased $2,100,000 principal amount of these debentures for $2,079,000 in cash, resulting in an extraordinary gain of $5,000, net of deferred debt charges, and net of income tax provision of $3,000. In the first nine months of 2002, the combined extraordinary gain resulting from these transactions was $291,000, net of deferred debt charges, and net of income tax provision of $178,000. As of September 28, 2002, $86,176,000 principal amount of the debentures remained outstanding.

7. Recent Accounting Pronouncements

"Business Combinations" and "Goodwill and Other Intangible Assets"
------------------------------------------------------------------

   In July 2001, the Financial Accounting Standards Board (FASB) released for issuance Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

   SFAS No. 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with indefinite useful lives. Intangible assets with indefinite useful lives are to be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 is to be applied for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recorded as of January 1, 2002, regardless of when those assets were initially recognized. The Company is currently evaluating goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is an initial evaluation for potential impairment, while the second step measures the amount of the impairment. The Company completed the first step of the goodwill impairment test in the second quarter of 2002. Having completed step one, the Company expects that a portion of the goodwill related to both of its segments may be impaired. The Company currently has $113,488,000 and $4,176,000 of goodwill in the Papermaking Equipment segment and the Composite and Fiber-based Products segment, respectively. The Company has not yet determined the amount of the potential impairment, but plans to complete the measurement of the impairment in the fourth quarter of 2002. In accordance with the SFAS No. 142 transition procedures, an impairment that is required to be recognized when adopting the standard will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

   Pro forma results as if SFAS No. 142 had been adopted at the beginning of 2001 are as follows:

                                                                               Three Months Ended         Nine Months Ended
(In thousands except per share amounts)                                        September 29, 2001        September 29, 2001
---------------------------------------------------------------------------------------------------------------------------

Net Income, as Reported                                                                    $2,045                    $7,621
Add back:  Goodwill Amortization                                                              584                     1,757
                                                                                           ------                    ------

Net Income, as Adjusted                                                                    $2,629                    $9,378
                                                                                           ======                    ======

Basic and Diluted Earnings per Share, as Reported                                          $  .17                    $  .62
Add back:  Goodwill Amortization                                                              .05                       .14
                                                                                           ------                    ------

Basic and Diluted Earnings per Share, as Adjusted                                          $  .22                    $  .76
                                                                                           ======                    ======


Accounting for the Impairment or Disposal of Long-lived Assets
--------------------------------------------------------------

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-lived Assets." The standard provides guidance on measuring impairment of long-lived assets and applying accounting for discontinued operations upon adoption. The Company adopted the standard during the first quarter of 2002. Adoption of the standard did not affect the Company's financial statements.


                                   KADANT INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7. Recent Accounting Pronouncements (continued)

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
----------------------------------------------------------------------------

   In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such but instead will be reported as other nonoperating income or expenses.

Accounting for Costs Associated with Exit or Disposal Activities
----------------------------------------------------------------

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which supersedes EITF 94-3. The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF 94-3 will continue to apply with regard to the Company's previously announced restructuring plans.

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

Overview

Company Background

   Kadant operates in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Papermaking Equipment segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. We have been in operation for more than 100 years and have a large, stable customer base that includes most of the world's paper manufacturers. We also have one of the largest installed bases of

                                   KADANT INC.

equipment in the pulp and paper industry, which provides us with a higher-margin spare parts and consumables business that we believe is less susceptible than our capital equipment business to the cyclical trends in the paper industry.

   Through our Composite and Fiber-based Products segment, we manufacture and sell agricultural carriers derived from cellulose fiber, and develop, manufacture, and market fiber-based composite products for the building industry.

   Prior to our incorporation, we operated as a division of Thermo Electron Corporation. We were incorporated in Delaware in November 1991 as a wholly owned subsidiary of Thermo Electron. In November 1992, we completed an initial public offering of our common stock and became a majority-owned public subsidiary of Thermo Electron. On July 12, 2001, we changed our name from Thermo Fibertek Inc. to Kadant Inc., and on August 8, 2001, we were spun off from Thermo Electron and became an independent public company.

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

Composite and Fiber-based Products Segment

   Our Composite and Fiber-based Products segment consists of two product lines: our fiber-based granular products and our composite building products. We employ patented technology to produce biodegradable absorbing granules from papermaking byproducts. These granules are primarily used as agricultural carriers and for home lawn and garden applications. In our composite building products business, we develop, produce, and market fiber-based composite products, primarily for the building industry, used for applications such as decking and railing systems and roof tiles. In January 2001, we acquired the remaining 49% equity interest that we did not already own in Kadant Composites Inc., which comprises our composite building products business.

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

                                   KADANT INC.

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

   Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Critical Accounting Policies" in Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as amended, filed with the Securities and Exchange Commission. There have been no material changes since year-end 2001 that warrant further disclosure, except with respect to the valuation of goodwill under Statement of Financial Accounting Standards (SFAS) No. 142. The Company is currently evaluating goodwill for impairment using the two-step process as prescribed in SFAS No. 142 (Note 7). The first step is an initial evaluation for potential impairment, while the second step measures the amount of the impairment. The Company completed the first step of the goodwill impairment test in the second quarter of 2002. Having completed step one, the Company expects that a portion of the goodwill related to both of its segments may be impaired. As of September 28, 2002, the Company had $113.5 million and $4.2 million of goodwill in the Papermaking Equipment segment and the Composite and Fiber-based Products segment, respectively. The Company has not yet determined the amount of the potential impairment, but plans to complete the measurement of the impairment in the fourth quarter of 2002. In accordance with SFAS No. 142 transition procedures, an impairment that is required to be recognized when adopting the standard will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

Industry and Business Outlook

   Our products are primarily sold to the pulp and paper industry. The paper industry has been in a prolonged downcycle, characterized by weak pulp and paper prices, decreased capital spending, and consolidation of paper companies within the industry. As paper companies continue to consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This trend, along with paper companies' actions to quickly reduce operating rates and restrict capital spending and maintenance programs, has adversely affected our business. Over the long term, as the markets recover, we expect that consolidation in the paper industry and improved capacity management will have a positive effect on paper companies' financial performance and, in return, will be favorable to both paper companies and their suppliers, such as Kadant.

   There has been a significant amount of papermaking downtime in the pulp and paper industry in 2001 and 2002. This, coupled with weakened conditions in the world economy, has produced a difficult market environment resulting in deferrals of capital projects by the paper companies and pricing pressure in some of our product lines. The combination of these factors has caused a reduction in our revenues throughout 2002, and resulted in our lower operating results in the first nine months of 2002 versus the same period last year. To mitigate the effects of these difficult market conditions, we are concentrating our efforts on several initiatives to improve our product gross margins, including focusing on the higher-margin parts and consumables business across all our product lines, sourcing the manufacture of non-proprietary components from third party suppliers, shifting more production to our lower-cost manufacturing facility in Mexico, and lowering our manufacturing overhead costs throughout the business.

                                   KADANT INC.

In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital. The modest gain in momentum we saw midyear in the pulp and paper industry has stalled, and recovery will likely be slower than expected. In the third quarter of 2002, we experienced a 17% decrease in total bookings compared to last year. This is largely due to a decrease in orders for our stock preparation equipment, which include large orders for complete custom-engineered systems. The timing of these orders is difficult to predict. Therefore, we expect earnings in the fourth quarter of 2002 to be $.15 to $.18 per diluted share on revenues of $43 to $46 million. For the fiscal year ending December 28, 2002, we expect earnings per share, excluding restructuring and unusual costs and extraordinary items (Notes 5 and 6), to be $.60 to $.63 per diluted share on revenues of $182 to $185 million. The earnings estimate for 2002 includes the favorable effect of ceasing goodwill amortization ($.19 per diluted share in 2001) resulting from the adoption of SFAS No. 142, but excludes other possible effects on earnings in 2002 resulting from the adoption of SFAS No. 142, which may include an impairment charge to be determined in the fourth quarter of 2002 in accordance with that standard (Note
7). We believe the composite building products business will generate approximately $2.0 to $3.0 million of revenues, with operating losses of $0.3 million to $0.5 million, in the fourth quarter of 2002. We expect to generate from $8 to $9 million of revenues, with operating losses (excluding restructuring and unusual costs) of $2.4 to $2.6 million, from this business in 2002.

   In October 2001, we terminated for nonperformance a distributor's exclusive rights to market and sell certain of our composite building products due to failure to meet minimum purchase commitments. We are now building and expanding our distribution network for composite building products and are advertising in trade magazines, conducting in-store promotions, and exhibiting at trade and home shows. We now have numerous distribution centers throughout the U.S. for our products. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products, especially in light of the phase-out of widely used CCA pressure-treated lumber that contains potentially harmful chemicals.

Results of Operations

Third Quarter 2002 Compared With Third Quarter 2001
---------------------------------------------------

Revenues

   Revenues decreased to $50.1 million in the third quarter of 2002 from $56.1 million in the third quarter of 2001. Excluding the favorable effects of currency translation in 2002 of $1.6 million due to a weaker U.S. dollar relative to the functional currencies in countries in which we operate, revenues decreased by $7.6 million, or 14%.

   Pulp and Papermaking Equipment and Systems Segment. Excluding the effect of currency translation, revenues at the Papermaking Equipment segment decreased to $44.7 million in the third quarter of 2002 from $55.2 million in the third quarter of 2001. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased by $6.4 million in 2002 primarily as a result of a decrease in export sales to China and, to a lesser extent, a decrease in sales in North America due to adverse market conditions. Revenues from the segment's water-management and accessories product lines decreased by $3.0 million and $1.2 million in 2002, respectively, primarily due to a decrease in demand in North America as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization, as well as pricing pressures.

   Composite and Fiber-based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $3.8 million in the third quarter of 2002 from $0.9 million in the third quarter of 2001 largely due to an increase of $2.6 million in sales of our composite building products due to increased marketing efforts resulting in higher demand and expansion of our distribution channels.

                                   KADANT INC.

---------------------------------------------------

Gross Profit Margin

   Gross profit margin remained constant at 37% in the third quarters of 2002 and 2001. The gross profit margin at the Papermaking Equipment segment decreased to 38% in 2002 from 39% in 2001 primarily due to lower revenues and increased pricing pressures, offset in part by a favorable change in product mix toward higher-margin products. The gross profit margin at the Composite and Fiber-based Products segment increased to 27% in 2002 compared to negative gross margins in 2001 primarily due to positive gross profit margins from our composite building products resulting from an increase in revenues. In addition, gross profit margins from our fiber-based granular products increased primarily due to a decrease in 2002 in the cost of natural gas used in the production process and, to a lesser extent, an increase in revenues and a change to a more favorable product mix.

Other Operating Expenses

   Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the third quarter of 2002 from 26% in the third quarter of 2001. Selling, general, and administrative expenses decreased to $12.5 million in 2002 from $14.6 million in 2001 primarily due to cost-reduction efforts at the Papermaking Equipment segment, as well as the absence in 2002 of $0.9 million of goodwill amortization that was recorded in 2001.

   Research and development expenses as a percentage of revenues were 2% in the third quarter of 2002 compared with 3% in the third quarter of 2001. Research and development expenses decreased to $1.1 million in the third quarter of 2002 compared with $1.6 million in the third quarter of 2001, primarily at the Papermaking Equipment segment due to restructuring efforts taken in 2002 and the closure of a redundant laboratory (Note 5).

Restructuring Costs

   The Company recorded additional net restructuring charges of $101,000 during the third quarter of 2002. Restructuring charges of $157,000 related to severance costs for six manufacturing and sales employees at the Company's Papermaking Equipment segment, all of whom were terminated as of September 28, 2002. Restructuring income of $56,000 resulted from the reversal of severance costs that are no longer required related to restructuring efforts taken in the first quarter of 2002 at the Papermaking Equipment segment (Note 5). During the third quarter of 2001, the Company recorded restructuring costs of $0.6 million for severance costs relating to 52 employees primarily in the manufacturing and sales functions at the Papermaking Equipment segment's domestic subsidiaries, all of whom were terminated by September 29, 2001.

Operating Income

   Operating income was $4.8 million in the third quarter of 2002 compared with $3.8 million in the third quarter of 2001. Excluding restructuring and unusual costs and goodwill amortization in the 2002 and 2001 periods, operating income at the Papermaking Equipment segment decreased to $5.9 million in 2002 from $8.1 million in 2001, and operating losses at the Composite and Fiber-based Products segment decreased to $0.3 million in 2002 from $2.1 million in 2001, due to the reasons discussed above.

Interest Income and Expense

   Interest income decreased to $0.7 million in the third quarter of 2002 from $1.6 million in the third quarter of 2001. Of the total decrease in interest income in 2002, approximately $0.5 million was due to lower prevailing interest rates, and $0.4 million was due to lower average invested balances. The decrease in average invested balances primarily relates to repurchases of our subordinated convertible debentures (Note 6), the redemption in September 2001 of our Thermo Fibergen subsidiary's common stock and, to a lesser extent, consideration paid to Thermo

                                   KADANT INC.

---------------------------------------------------

Fibergen shareholders for the acquisition of their minority interest. Interest expense decreased to $1.1 million in the third quarter of 2002 from $1.9 million in the third quarter of 2001 as a result of repurchases of our subordinated convertible debentures (Note 6).

Income Taxes

   The effective tax rate was 38% in the third quarter of 2002 and 42% in the third quarter of 2001. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. The effective tax rate decreased in 2002 as a result of the elimination of goodwill amortization, including nondeductible goodwill, under SFAS No. 142 (Note 7) and various tax planning initiatives.

Minority Interest

   Minority interest (income) expense in the third quarters of 2002 and 2001 represents the minority investors' share of earnings or losses in our majority-owned subsidiaries.

Extraordinary Item

   During the third quarter of 2002, we repurchased $2.1 million principal amount of our 4 1/2% subordinated convertible debentures for $2.1 million in cash, resulting in an extraordinary gain of $5,000, net of deferred debt charges, and net of income tax provision of $3,000 (Note 6).

First Nine Months 2002 Compared With First Nine Months 2001
-----------------------------------------------------------

Revenues

   Revenues decreased to $139.8 million in the first nine months of 2002 from $171.7 million in the first nine months of 2001. Excluding the favorable effects of currency translation in 2002 of $1.0 million due to a weaker U.S. dollar relative to the functional currencies in countries in which we operate, revenues decreased by $32.9 million, or 19%.

   Pulp and Papermaking Equipment and Systems Segment. Excluding the effect of currency translation, revenues at the Papermaking Equipment segment decreased to $127.8 million in the first nine months of 2002 from $165.8 million in the first nine months of 2001. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased by $25.8 million in 2002 primarily as a result of a decrease in sales in North America and Europe due to adverse market conditions and, to a lesser extent, a decrease in export sales to China. Revenues from the segment's water-management and accessories product lines decreased by $7.6 million and $4.9 million in 2002, respectively, primarily due to a decrease in demand in North America as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization, as well as pricing pressures.

   Composite and Fiber-based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $11.0 million in the first nine months of 2002 from $5.9 million in the first nine months of 2001, primarily as a result of an increase of $4.4 million in sales of our composite building products due to increased marketing efforts resulting in higher demand and expansion of our distribution channels. In addition, revenues from our fiber-based granular products increased by $0.7 million in 2002 primarily due to the introduction of two new applications of our agricultural carrier products.

                                   KADANT INC.

-----------------------------------------------------------

Gross Profit Margin

   Gross profit margin increased to 38% in the first nine months of 2002 from 37% in the first nine months of 2001. The gross profit margin at the Papermaking Equipment segment was 39% in both periods. The gross profit margin at the Composite and Fiber-based Products segment increased to 26% in 2002 from negative gross margins of 6% in 2001 primarily due to the reasons discussed in the results of operations for the third quarter of 2002 compared with the third quarter of 2001.

Other Operating Expenses

   Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first nine months of 2002 from 26% in the first nine months of 2001 due to lower revenues. Selling, general, and administrative expenses decreased to $37.8 million in 2002 from $45.1 million in 2001 primarily due to cost-reduction efforts at the Papermaking Equipment segment, as well as the absence in 2002 of $2.6 million of goodwill amortization that was recorded in 2001.

   Research and development expenses as a percentage of revenues were 3% in both periods. Research and development expenses decreased to $3.6 million in the first nine months of 2002 compared with $5.3 million in the first nine months of 2001, primarily at the Papermaking Equipment segment due to restructuring efforts taken in 2002 and the closure of a redundant laboratory (Note 5).

Restructuring and Unusual Costs

   During the first nine months of 2002, the Company recorded restructuring and unusual costs of $3.7 million. Restructuring costs of $1.1 million, which were accounted for in accordance with Emerging Issues Task Force Pronouncement No. 94-3, related to severance costs for 68 employees across all functions primarily at the Company's Papermaking Equipment segment, all of whom were terminated as of September 28, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $2.6 million include noncash charges of $2.4 million for asset writedowns, consisting of $1.0 million for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment, and $1.4 million for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $0.2 million for related disposal and facility-closure costs (Note 5). During the first nine months of 2001, the Company recorded restructuring costs of $0.6 million for severance costs relating to 52 employees primarily in the manufacturing and sales functions at the Papermaking Equipment segment's domestic subsidiaries, all of whom were terminated by September 29, 2001.

Operating Income

   Operating income was $7.6 million in the first nine months of 2002 compared with $13.0 million in the first nine months of 2001. Excluding restructuring and unusual costs and goodwill amortization in the 2002 and 2001 periods, operating income at the Papermaking Equipment segment decreased to $14.8 million in 2002 from $23.1 million in 2001, and operating losses at the Composite and Fiber-based Products segment decreased to $1.0 million in 2002 from $4.2 million in 2001, due to the reasons discussed above.

Interest Income and Expense

   Interest income decreased to $2.0 million in the first nine months of 2002 from $5.5 million in the first nine months of 2001. Of the total decrease in interest income in 2002, approximately $2.1 million was due to lower prevailing interest rates, and $1.4 million was due to lower average invested balances. The decrease in average

                                   KADANT INC.

-----------------------------------------------------------

invested balances primarily relates to repurchases of our subordinated convertible debentures (Note 6), the redemption in September 2001 of our Thermo Fibergen subsidiary's common stock and, to a lesser extent, consideration paid to Thermo Fibergen shareholders for the acquisition of their minority interest. Interest expense decreased to $3.7 million in the first nine months of 2002 from $5.6 million in the first nine months of 2001 as a result of the repurchases of our subordinated convertible debentures (Note 6).

Income Taxes

   The effective tax rate was 38% in the first nine months of 2002 and 42% in the first nine months of 2001. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. The effective tax rate decreased in 2002 as a result of the elimination of goodwill amortization, including nondeductible goodwill, under SFAS No. 142 (Note 7) and various tax planning initiatives.

Minority Interest

   Minority interest (income) expense in the first nine months of 2002 and 2001 represents the minority investors' share of earnings or losses in our majority-owned subsidiaries.

Extraordinary Item

   During the first nine months of 2002, we repurchased $32.0 million principal amount of our 4 1/2% subordinated convertible debentures for $31.3 million in cash, resulting in an extraordinary gain of $291,000, net of deferred debt charges, and net of income tax provision of $178,000 (Note 6).


Liquidity and Capital Resources

   Consolidated working capital was $157.2 million at September 28, 2002, compared with $159.4 million at December 29, 2001. Included in working capital are cash, cash equivalents, and available-for-sale investments of $120.7 million at September 28, 2002, compared with $119.4 million at December 29, 2001. Of the total cash, cash equivalents, and available-for-sale investments at September 28, 2002, $7.6 million was held by a majority-owned subsidiary, and the remainder was held by us and our wholly owned subsidiaries. At September 28, 2002, $57.5 million of cash, cash equivalents, and available-for-sale investments was held by our foreign subsidiaries.

   During the first nine months of 2002, cash of $17.2 million was provided by operating activities compared with $9.9 million in the first nine months of 2001. A decrease in accounts receivable provided cash of $9.2 million in 2002 primarily at the Papermaking Equipment segment largely due to a decrease in revenues and improved collection efforts, offset in part by a use of cash of $3.4 million resulting from an increase in unbilled contract costs and fees at the Papermaking Equipment segment due to the timing of progress billings on large contracts. A decrease in inventories provided cash of $5.4 million in 2002 primarily at the Papermaking Equipment segment as a result of our efforts to match inventory levels with demand. In addition, an increase in accounts payable provided cash of $1.2 million in 2002 primarily at the Papermaking Equipment segment due to the timing of payments. A use of cash of $4.6 million in 2002 resulted from a decrease in other accrued liabilities, primarily accrued interest, accrued warranty costs, deferred revenues and, to a lesser extent, accrued income taxes.

   Our investing activities, excluding available-for-sale investments and advances to former affiliates, used $3.6 million of cash in the first nine months of 2002, compared with $1.9 million in the first nine months of 2001. During the first nine months of 2002, we purchased property, plant, and equipment for $2.2 million, including $1.1 million at our composite building products business, the effects of which were slightly offset by our collection of $0.2 million

                                   KADANT INC.

from a note receivable related to the September 2000 sale of a fiber-recovery and water-clarification services plant. In addition, we paid $1.4 million in 2002 in connection with the acquisition of the minority interest of our Thermo Fibergen subsidiary.

   Our financing activities used cash of $15.2 million in the first nine months of 2002, compared with $0.7 million provided in the first nine months of 2001. During the first nine months of 2002, we used $31.4 million to fund repurchases of our subordinated convertible debentures (Note 6), as well as $0.5 million to fund the payment of other long-term obligations. In addition, we paid $1.5 million in connection with the acquisition of common stock of our Thermo Fibergen subsidiary. These uses of cash were offset in part by $17.6 million of cash provided from the June 2002 issuance of 1.3 million shares of our common stock in a public offering (Note 8). In September 2001, our board of directors authorized the repurchase, through September 24, 2002, of up to $50 million of our debt and equity securities in the open market or in negotiated transactions. In April 2002, our board of directors authorized the repurchase, through April 9, 2003, of up to an additional $50 million of our debt and equity securities in the open market or in negotiated transactions. As of September 28, 2002, we had $34.6 million remaining under this authorization.

   At September 28, 2002, we had $85.3 million of undistributed foreign earnings that could be subject to tax if remitted to the U.S. If we repatriate undistributed foreign earnings into the U.S., we do not expect that this will have a material adverse effect on our current liquidity.

   Our net cash (calculated as cash, cash equivalents, and available-for-sale investments less total short- and long- term debt) was $33.3 million at September 28, 2002, compared with net debt of $0.4 million at December 29, 2001.

   Although we currently have no material commitments for capital expenditures, during the remainder of 2002, we plan to make expenditures for property, plant, and equipment of approximately $1.6 million, including $0.7 million at our composite building products business. The expected composite expenditures largely relate to refinements and improvements we are making to optimize the production process and expand capacity at our manufacturing facility.

   Our ability to use our cash and to incur additional debt is limited by financial covenants in our distribution agreement, as amended, with Thermo Electron. These financial covenants require that (1) the ratio of our net indebtedness to net capitalization not exceed 40% and (2) on a rolling four quarter basis, that the sum of our (a) operating income (excluding restructuring and other unusual items, such as gains on sales of assets, included in operating income), (b) amortization of goodwill and other intangible assets, and (c) interest income, be at least four times greater than interest expense. In instances where the ratio of our net indebtedness to net capitalization is less than or equal to 20% for any measurement date, the coverage ratio of four times greater than interest expense is lowered to three times greater than interest expense. As of September 28, 2002, we were in compliance with all the financial covenants of the agreement, as amended. If we fail to comply with the financial covenants, Thermo Electron could require us to refinance our debentures, conduct an exchange offer for the debentures, or repay in full the underlying obligation. If we were required to take any of these actions, we might not have sufficient cash or credit capacity to engage in transactions, such as a significant acquisition, that might otherwise benefit our business. These circumstances could also impair our ability to continue to engage in transactions that have been integral to our historical operations. In the future, our liquidity position will be primarily affected by the level of free cash flows from operations and the amount of cash expended on repurchases of our subordinated convertible debentures and acquisitions, if any. We believe that our existing resources, together with the cash we expect to generate from operations, are sufficient to meet the capital requirements of our existing operations for the foreseeable future.

                                   KADANT INC.


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

   We sell products primarily to the pulp and paper industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. The global pulp and paper industry has been in a prolonged downcycle, with depressed pulp and paper prices, decreased spending, mill closures, consolidations, and bankruptcies. The North American pulp and paper industry has been particularly adversely affected by higher energy prices and slowing economies. As paper companies continue to consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This cyclical downturn has adversely affected our business. Mill closures, consolidations, and bankruptcies of customers have caused our sales to decline and, if we are unable to collect from our customers, our profitability may be adversely affected. The financial condition of the pulp and paper industry may not improve in the near future, and the severity of the downturn could expand to our European and Asian businesses.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

   During 2001, approximately 55% of our sales were to customers outside the United States, principally in Europe and China. International revenues are subject to a number of risks, including the following:

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

Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in foreign markets where payment for our products and services is made in their local currencies. Any of these factors could have a material adverse impact on our business and results of operations.

   An increasing portion of our international sales has and may in the future come from China. We are currently planning to establish an assembly facility in China for our stock preparation equipment and related aftermarket parts. An increase in revenues, as well as operation of an assembly facility in China, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest or unstable economic conditions in China, or developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. In addition, orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased risk of cancellation prior to shipment due to payment terms that are applicable to doing business in China. The timing of these orders is difficult to predict.

                                   KADANT INC.

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

   In 2000, we began to develop, produce, market, and sell composite products primarily for the building industry. Development, manufacturing, and commercialization of our composite building products require significant development and testing of the products, and our efforts may not be successful. Further, our composite building products may not gain market acceptance. We expect to incur significant branding and distribution expenses to successfully market and distribute these products. Our ability to market these products successfully depends on the willingness of consumers to purchase fiber-based composite products as an alternative to traditional building products. To penetrate the market and gain market share, we need to educate consumers, including wood suppliers, distributors, contractors, and homebuilders, regarding the benefits of our fiber-based composite products over products made of wood, slate, and other traditional materials. This strategy may not be successful. We have little or no experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we may encounter difficulties in connection with any large-scale manufacturing or commercialization of these new products. If we were to exit this business, we would incur significant losses.

Our composite building products business may not be able to obtain effective distribution of its products and may experience seasonal fluctuation in sales and quarterly operating results.

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

   In general, the building products industry experiences seasonal fluctuations in sales particularly in the fourth quarter, in which holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. As our business grows, we would expect our sales in the fourth quarter to reflect this seasonal variation. Operating results will tend to be lower in quarters with lower sales, which are not offset by a corresponding reduction in operating costs. In addition, we may also experience lower gross profit margins in the fourth quarter and first quarter due to seasonal incentive discounts offered to our distributors. As a result of these factors, we believe sequential period-to-period comparisons of our operating results are not reliable indicators of future performance, and the operating results for any quarterly period may not be indicative of operating results to be expected for a full year.

                                   KADANT INC.

The failure of our composite building products to perform over long periods of time could result in potential liabilities.

   Our composite building products are new, have not been on the market for long periods of time, and may be used in applications for which we may have no knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could reduce our operating results.

We are dependent on a single mill for the raw material for our composite building products and fiber-based granules, and we may not be able to obtain raw material on commercially reasonable terms; and the manufacture of our fiber-based granules is subject to commodity price risks.

   We are dependent on a single paper mill for the fiber used in the manufacture of our composite building products and fiber-based granules. This mill has the exclusive right to supply the papermaking byproducts used to manufacture the granules used in our process. Although we believe our relationship with the mill is good, the mill could decide not to renew its contract with us in 2003, or may not renew on commercially reasonable terms, and we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and may prevent our products from being competitive. Our composite building products also contain recycled and off-spec plastics, which are subject to wide fluctuations in pricing and availability. We may be unable to obtain sufficient quantities at reasonable prices, which could adversely affect our ability to produce a sufficient quantity of our products or produce our products at competitive prices.

   In addition, we use natural gas in the production process for our fiber-based granular products. We manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. There can be no assurance that we will be effective in managing our exposure to natural gas price fluctuations. High natural gas prices will have an adverse effect on our results of operations.

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.

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

   In addition, we have previously acquired several companies and businesses.
As a result of these acquisitions, we have recorded significant goodwill on our balance sheet, which amounts to approximately $117.7 million as of September 28, 2002. In accordance with SFAS No. 142, we assess the carrying value of the goodwill that we have recorded at least annually or whenever events or changes in circumstances indicate that its current carrying value has diminished.
These events or circumstances generally would include operating losses or a significant decline in earnings associated with the acquired business or asset. SFAS No. 142 transition procedures state that an impairment charge that is required to be recognized when adopting the standard will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We are currently evaluating goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is an initial evaluation for potential impairment, while the second step measures the amount of the impairment. We completed the first step of the goodwill impairment test in the

                                   KADANT INC.

second quarter of 2002. Having completed step one, we expect that a portion of the goodwill related to both of our segments may be impaired. We have not yet determined the amount of the potential impairment, but plan to complete this measurement in the fourth quarter of 2002. Any future impairment losses recorded after the transition period will be recorded as a reduction to operating income, which could have a material adverse affect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows in turn depend, in part, on how well we have integrated these businesses.

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

   We seek to protect trade secrets and proprietary know-how, in part, through confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors.

   Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in our quarterly operating results may cause our stock price to decline.

   Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which became effective as of January 2000, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our

                                   KADANT INC.

operations. A significant proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

   - failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 101;
   -   demand for and market acceptance of our products;
   -   competitive pressures resulting in lower sales prices of our products;
   -   adverse changes in the pulp and paper industry;
   -   delays or problems in the introduction of new products by us;
   - our competitors' announcements of new products, services, or technological innovations;
   - contractual liabilities incurred by us related to guarantees of our equipment performance;
   - increased costs of raw materials or supplies, including the cost of energy; and
   -   changes in the timing of product orders.

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

   The tax treatment of the distribution of our common stock by Thermo
Electron under the Internal Revenue Code and regulations thereunder could also serve to discourage an acquisition of our company. An acquisition of our company within two years following the distribution, which took place in August 2001, could result in federal tax liability being imposed on Thermo Electron and, in more limited circumstances, on shareholders of Thermo Electron who received shares of our common stock in the distribution. In addition, even acquisitions occurring more than two years after the distribution could cause the distribution to be taxable to Thermo Electron if the acquisitions were determined to be pursuant to an overall plan that existed at the time of the distribution. As part of the distribution, we have agreed to indemnify Thermo Electron, but not the shareholders of Thermo Electron, for any resulting tax liability if the tax liability is attributable to certain acts by us, including an acquisition of our company. The prospect of that tax liability and our indemnification obligation may have anti-takeover effects.

                                   KADANT INC.

A number of actions following our spinoff from Thermo Electron could cause the distribution to be fully taxable to shareholders of Thermo Electron who received shares of our common stock in the distribution and/or to Thermo Electron, and to us.

   The IRS has issued a ruling that no gain or loss will be recognized by us, Thermo Electron, or its shareholders upon the distribution of our common stock as of the date of the distribution, except with respect to cash received in lieu of fractional shares of our common stock and distributions of our common stock acquired by Thermo Electron within the past five years in taxable transactions. However, the distribution could become fully taxable if we, Thermo Electron, or the shareholders of Thermo Electron who received shares of our common stock in the distribution, take any of a number of actions following the distribution. We have entered into a tax matters agreement with Thermo Electron that restricts our ability to engage in these types of actions. If any conditions of the IRS ruling are not satisfied, the distribution could become taxable to the shareholders of Thermo Electron who received shares of our common stock in the distribution and/or Thermo Electron. As part of the distribution, we have agreed to indemnify Thermo Electron, but not the shareholders of Thermo Electron, for any resulting tax liability if the tax liability is attributable to certain acts by us.

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

   We have agreed to certain financial covenants contained in our distribution agreement with Thermo Electron that restrict our use of cash and our ability to incur additional debt as part of Thermo Electron's continued guarantee of our subordinated convertible debentures. If we fail to comply with these financial covenants, Thermo Electron could, among other things, require us to refinance our debentures, conduct an exchange offer for the debentures, or repay in full the underlying obligation. If we are required to take any of these actions, we might not have sufficient cash or credit capacity to engage in transactions, such as significant acquisitions, that might otherwise benefit our business.

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

                                   KADANT INC.

We may have potential business conflicts of interest with Thermo Electron with respect to our past and ongoing relationships that could harm our business operations.

   Conflicts of interest may arise between Thermo Electron and us in a number of areas relating to our past and ongoing relationships, including: labor, tax, employee benefit, indemnification, and other matters arising from our separation from Thermo Electron; and restrictions related to our use of cash and our ability to incur indebtedness in connection with Thermo Electron's continuing obligations under its guarantee of our subordinated convertible debentures. We may not be able to resolve any potential conflicts

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

   Our exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from our exposure at year-end 2001.

Item 4 - Controls and Procedures
--------------------------------

   Within the 90 days prior to the filing of this quarterly report, our chief executive officer (CEO) and chief financial officer (CFO) performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation by our CEO and CFO.


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

(b)    Reports on Form 8-K

       None.

                                   KADANT INC.


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 2002.

                            KADANT INC.

                            /s/ Thomas M. O'Brien
                           -----------------------------------------------------
                            Thomas M. O'Brien
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)


                                 CERTIFICATIONS

I, William A. Rainville, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kadant Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                   KADANT INC.


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002      /s/ William A. Rainville
                            ----------------------------------------------------
                            William A. Rainville
                            Chief Executive Officer


I, Thomas M. O'Brien, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kadant Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                   KADANT INC.


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002      /s/ Thomas M. O'Brien
                            ----------------------------------------------------
                            Thomas M. O'Brien
                            Executive Vice President and Chief Financial Officer

                                   KADANT INC.


                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
--------------------------------------------------------------------------------

99.1 Certification of the Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.