Form 10-K
period 2002-12-28
KADANT INC
filed 2003-03-24
CIK 886346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

(mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of June 28, 2002, was approximately $222,491,000.

As of January 31, 2003, the Registrant had 13,550,285 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 2002, are incorporated by reference into Parts I and II of Form 10-K, and portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, are incorporated by reference into Part III of Form 10-K. Copies of these documents can be obtained at no cost by calling the Company at (978) 776-2000.

                                     PART I

Item 1.         Business

(a)     General Development of Business

        Kadant Inc. (also referred to in this document as "we," "us," "our," "Registrant," or "Company") operates in two segments: the Pulp and Papermaking Equipment and Systems segment and the Composite and Fiber-based Products segment.

        Through our Pulp and Papermaking Equipment and Systems segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. Our principal products include:

        . Stock-preparation systems and equipment: custom-engineered systems and equipment for de-inking, screening, cleaning, and refining waste fiber to prepare it for entry into the paper machine during production of recycled paper;

        . Papermaking machine accessory equipment: doctoring systems and related consumables that clean papermaking rolls to keep paper machines running efficiently, and profiling systems that control moisture, web curl, and gloss during paper production; and

        . Water-management systems: equipment that is essential for the continuous cleaning of paper machine fabrics and the draining, purifying, and recycling of process water for paper sheet and web formation.

        Our Company is well established and has a long history in the papermaking equipment industry. Certain of our subsidiaries, or their predecessor companies, have been in operation for nearly 100 years or more. We have a large, stable customer base that includes most of the world's major paper manufacturers and our products and systems can be found in most of the world's pulp and paper mills. We also have one of the largest installed bases of equipment in the pulp and paper industry, which provides us with a high-margin spare parts and consumables business that we believe is less susceptible than our capital equipment business to the cyclical trends of the paper industry. We currently manufacture our products for the pulp and paper industry in six countries in Europe and North America, and license certain of our products for manufacture in South America and the Pacific Rim.

        Through our Composite and Fiber-based Products segment, we develop, manufacture, and market composite building materials produced from recycled fiber, plastic, and other materials, and manufacture and sell granules derived from pulp fiber that are used primarily as agricultural carriers and for home lawn and garden applications. Our principal products include:

        . Composite building products: decking and railing systems and roof tiles that we develop and produce from a combination of recycled fiber, plastic, and other materials, and market primarily to the building industry; and

        . Fiber-based granular products: biodegradable, absorbing granules that we produce from papermaking byproducts for use primarily as agricultural carriers and for home lawn and garden applications.

        We were incorporated in November 1991 as a wholly owned subsidiary of Thermo Electron Corporation as the successor-in-interest to several of its subsidiaries. In November 1992, we conducted an initial public offering of our common stock and became a majority-owned public subsidiary of Thermo Electron. On August 8, 2001, Thermo Electron spun off its equity interest in us as a dividend to its shareholders and ceased to hold any shares of our common stock. Thermo Electron received a favorable private letter ruling from the Internal Revenue Service that the distribution would generally qualify as a tax-free distribution. The favorable tax treatment was subject to our compliance with various facts and representations, including a representation that we would conduct a public offering of 10 to 20 percent of our outstanding common stock within one year of the distribution. In June 2002, we sold 1.3 million shares, or approximately 10 percent, of our common stock in a public offering at $14.62 per share, for net proceeds of $17.7 million. The offering supported our business plan, which includes repayment of debt, acquisitions, creation of strategic partnerships, and investments in our core papermaking equipment and composite building products businesses.

        From January through September 2002, we repurchased $32.0 million principal amount of our 4 1/2 % subordinated convertible debentures, due July 15, 2004, for $31.3 million in cash, plus accrued interest, resulting in an extraordinary gain of $0.3 million, net of deferred debt charges, and net of income tax provision of $0.2 million. In December 2002, we redeemed the remaining $86.2 million outstanding principal amount of the debentures for 100% par value, plus accrued interest, resulting in an extraordinary loss of $0.3 million from the writeoff of the remaining deferred debt, net of income tax benefit of $0.2 million.

        During 2002, in accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we recorded an after-tax goodwill impairment charge accounted for as a cumulative effect of change in accounting principle of $32.8 million, consisting of $29.9 million at the Papermaking Equipment segment and $2.9 million at the Composite and Fiber-based Products segment (see Notes 1 and 17 to Consolidated Financial Statements in our 2002* Annual Report to Shareholders).

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents that we incorporate by reference in this Annual Report on Form 10-K include statements that are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," "will," or similar expressions, we are making forward-looking statements. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2002 Annual Report to Shareholders.

        Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section of our 2002 Annual Report to Shareholders captioned "Risk Factors," which is incorporated in this document by reference.

(b)     Financial Information About Segments

        Financial information concerning our segments is summarized in Note 14 to Consolidated Financial Statements in our 2002 Annual Report to Shareholders, and is incorporated in this document by reference.

(c)     Description of Business

        (i)     Principal Products and Services

        We operate in two segments: (1) Pulp and Papermaking Equipment and Systems and (2) Composite and Fiber-based Products. We aggregate into segments our businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

----------
* References to 2002, 2001, and 2000 in this document are for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

PULP AND PAPERMAKING EQUIPMENT AND SYSTEMS

        Our pulp and papermaking equipment and systems business consists of the following product lines: stock-preparation systems and equipment, papermaking machine accessory equipment, and water-management systems.

Stock-Preparation Systems and Equipment

        We develop, manufacture, and sell complete custom-engineered systems, as well as standard individual components, for the preparation of recycled and virgin fibers for entry into the paper machine during production of recycled paper. We offer many products relating to all aspects of the stock-preparation process. Our principal stock-preparation products include:

        Screening Systems. We offer a full range of screening systems, including coarse screens that remove metals and sand from the pulp mixture, and fine screens that remove microscopic particles such as glue and plastic. In late 2000, we introduced a patented screening technology that, in certain applications, can produce up to 40% cleaner pulp without decreasing capacity. As a result, we believe our screening systems are the most technologically advanced currently on the market. We also offer screen baskets, which are essentially the consumable portion of the screen.

        De-Inking Systems. We offer de-inking systems that remove ink by injecting small air bubbles into the bottom of the pulp mixture. The ink in the pulp mixture bonds to the air bubbles and rises to the surface where the inky film is removed. We believe that our de-inking systems remove ink more effectively with less fiber loss than those systems offered by our competitors.

        Pulpers. We offer both high- and low-consistency pulpers that blend wastepaper with water and chemicals to form pulp mixtures without contaminant breakdown, thus allowing easier contaminant removal in later stages of the papermaking process. Our high-consistency pulpers generate pulp mixtures comprised of approximately 85% water and 15% fiber, and our low-consistency pulpers generate pulp mixtures comprised of approximately 94% water and 6% fiber.

        Cleaning Systems. We offer both forward and reverse cleaners. Forward cleaners remove heavy contaminants such as metal and sand from the pulp mixture, and reverse cleaners remove light contaminants such as glue and plastic.

        Washing Systems. We offer counter-current washing systems that remove ink and ash from the pulp mixture by injecting water counter-current to the flow and drawing contaminants out with the water.

        Trash Removal Systems. We offer trash removal systems that remove large debris and impurities by screening them from the pulp mixture.

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

        In addition, we develop, manufacture, and sell products for the virgin pulping process, including:

        Washers. We also offer horizontal counter-current belt washers that are used to remove lignin and process chemicals.

        Evaporators, Recausticizing, and Condensate Treatment Systems. We offer evaporators, recausticizing, and condensate treatment systems that are used to concentrate and recycle process chemicals and to remove condensate gases.

        Bleaching Systems. We offer oxygen-bleaching systems that increase the brightness of the pulp without using chlorine bleach or moving parts.

        Revenues from our stock-preparation systems and equipment product line were $82.0 million, $111.1 million, and $113.0 million in 2002, 2001, and 2000, respectively.

Papermaking Machine Accessory Equipment

        We develop, manufacture, and sell a wide range of accessories that continuously clean the rolls of a papermaking machine, remove the paper from the machine rolls during sheet breaks, automatically cut the paper sheets and webs at sheet breaks, and eliminate curl from the paper sheets and webs. These functions are critical for paper manufacturers because they reduce machine breakdowns and downtime, extend the life of consumable fabrics, and improve paper quality. Our principal accessories include:

        Doctor Systems. A doctor system cleans a paper machine roll by placing a blade at an angle against the tangent of the roll. The system is typically comprised of a doctor (a structure supporting the blade and holder), a blade holder, and a doctor blade. A large paper machine may have as many as 100 doctor systems.

        Doctor Holders. A doctor holder is the part of a doctor system that holds the doctor blade to ensure constant and uniform pressure against the tangent of the roll. It is critical that the entire length of the roll is doctored consistently, and the holder is designed to ensure that the force of the blade is evenly applied.

        Doctor Blades. We offer doctor blades made of metal, bi-metal, or synthetic materials, customized to individual applications. Our blades typically perform one of four functions on a paper machine: cleaning, creping, web removal, or the application of coatings. We offer doctor blades that keep the rolls of a papermaking machine clean by removing stock accumulations, water rings, fuzz, pitch, and filler buildup. We also offer doctor blades that are specially designed to remove the paper sheet or web from the roll during sheet breaks and startups. In addition, we offer creping doctor blades, which are instrumental in the production of tissue and toweling, and coater blades, which evenly apply coatings that add gloss to the paper sheet. A typical doctor blade has a life ranging from eight hours to two months, depending on the application.

        Revenues from our papermaking machine accessory equipment product line were $58.8 million, $63.4 million, and $70.3 million in 2002, 2001, and 2000, respectively.

Water-Management Systems

        We develop, manufacture, and sell water-management systems used to clean papermaking machine fabrics, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Our principal water-management systems include:

        Shower and Fabric-Conditioning Systems. Paper machine fabrics convey the paper web through the forming, pressing, and drying sections of the paper machine. The average paper machine has between 3 and 12 fabrics. These fabrics can easily become contaminated with fiber, fillers, pitch, and dirt that can have a detrimental effect on paper machine performance and paper quality. Our shower and fabric-conditioning systems assist in the removal of these contaminants. We design and build shower systems that clean the fabrics with oscillating showers using both high-pressure and low-pressure water together with chemical additives. We design our showers to clean the fabrics using a minimum amount of water, thereby reducing fresh water usage. There are generally between 10 and 30 showers used on a paper machine. We also design and manufacture vacuum-augmented dewatering boxes for removing shower water and contaminants from paper machine fabrics.

        Formation Systems. On many paper machines, the sheet of paper is formed on a fourdrinier-type former. We supply all the structures located in the fourdrinier section under the forming fabric that remove water from the pulp mixture. These structures consist of the forming board, gravity foils, low- and high-vacuum structures, and vacuum control systems. Our patented VID formation system creates improved sheet or web formation by allowing the papermaker to increase speed, reduce fiber cost, improve formation and sheet properties, and reduce chemical usage.

        Water-Filtration Systems. The paper industry is one of the largest industrial users of fresh water. We offer water-filtration systems consisting of single in-line pressure filters, multiple-barrel pressure filters, whitewater gravity strainers, vacuum-augmented fiber recovery strainers, and side-hill screens that remove contaminants from the process water before reuse and recover reusable fiber for recycling back into the pulp mixture. Our filtration systems also allow our customers to reuse their process water within the paper mill, thereby reducing freshwater usage. Our fine-filtration system can remove particles as small as 1 to 20 microns in size.

        Revenues from our water-management systems product line were $28.9 million, $37.8 million, and $42.4 million in 2002, 2001, and 2000, respectively.

COMPOSITE AND FIBER-BASED PRODUCTS

        Our Composite and Fiber-based Products segment consists of two product lines: composite building products and fiber-based granular products.

Composite Building Products

        We develop, manufacture, and market composite building products made from recycled fiber, plastic, and other materials. As an alternative to traditional products such as pressure-treated lumber, and cedar, slate, and clay roof tiles, composite building products have numerous applications, such as decking and roofing.

        We currently offer the following composite building products:

        Decking and Railing Systems. Our decking products are marketed under the name GeoDeck(TM). Our decking system includes deck boards as well as railings. These materials, which are available in several different fade-resistant colors, feature a brushed appearance that we believe offers a more attractive alternative to the homeowner than other composite decking products.

        Roof Tiles. Our composite roof tiles are made to resemble traditional slate and clay tiles. Traditional clay and slate tiles are heavy, brittle, and susceptible to breakage, as well as expensive and difficult to install. Our composite tile products are also lighter and less susceptible to breakage than traditional clay and slate tiles, which we believe provides significant savings in labor and other costs. Our composite roof tile products have a Class A fire-resistance rating when used in conjunction with certain underlayments.

        Our composite building products are sold to distributors who have numerous distribution centers throughout the U.S.

        Revenues from our composite building products business were $8.6 million, $1.9 million, and $0.2 million in 2002, 2001, and 2000, respectively.

Fiber-Based Granular Products

        We also produce biodegradable absorbing granules from papermaking byproducts. These granules are used primarily as carriers that deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. In addition, our granules are used in our composite building products.

        Revenues from our fiber-based granular products business were $6.0 million, $5.8 million, and $6.6 million in 2002, 2001, and 2000, respectively.

        (ii) and (xi) New Products; Research and Development

        We seek to develop a broad range of equipment for all facets of the markets we serve. Over the next several years, we expect to focus our research and development efforts on the development of fiber-based composite building products and the technological advancement of our stock-preparation, accessory, and water-management equipment.

        Our research and development expenses were $4.8 million, $6.6 million, and $7.7 million in 2002, 2001, and 2000, respectively.

PULP AND PAPERMAKING EQUIPMENT AND SYSTEMS

        An important element of our growth strategy for this segment is the development or licensing of new complementary products. We have state-of-the-art research facilities and collaborative relationships with several of our pulp and paper industry customers.

        For recycling equipment, we maintain a stock-preparation pilot laboratory adjacent to our manufacturing facility in France, which contains all the equipment necessary to replicate a commercial stock-preparation system. In this laboratory, a customer's wastepaper can be tested to determine the exact system configuration that would be recommended for its future facility. In 2002, we closed a similar, redundant pilot laboratory in Middletown, Ohio. The testing laboratory is also used to evaluate prototype equipment, enabling research teams to quickly and thoroughly evaluate new designs. In addition, we work closely with our customers in the development of products, typically field-testing new products on our customers' papermaking machines using pilot systems. For our other product lines, we have a facility that houses an operation for continued development of accessory equipment, while another is devoted to the development of new water-management systems.

COMPOSITE AND FIBER-BASED PRODUCTS

        We are developing fiber-based composite products for the building industry, primarily for decking and roofing applications. We have a research and development facility in Bedford, Massachusetts, that is focused on developing new composite formulations and enhancing the composition, color, and other attributes of our composite building products.

        We continue research and development efforts to develop high-value products using materials recovered from the papermaking process, including a low-bulk density product for home lawn and garden applications. We operate a manufacturing plant in Green Bay, Wisconsin, which processes papermaking byproducts provided by a nearby paper recycling mill into cellulose-based granules.

        (iii)   Raw Materials

PULP AND PAPERMAKING EQUIPMENT AND SYSTEMS

        Raw materials, components, and supplies for all of our significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on our business.

COMPOSITE AND FIBER-BASED PRODUCTS

        Raw materials, components, and supplies for our composite building products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on our business. The raw material used in the manufacture of our fiber-based granules is obtained from a single paper recycling mill. The mill has the exclusive right to supply papermaking byproducts to our existing granulation plant in Green Bay, Wisconsin, under a contract that expires in December 2003, subject to successive mutual two-year extensions. Although we believe that our relationship with the mill is good, the mill may not agree to renew the contract upon its expiration. To date, we have experienced no difficulties in obtaining these materials.

        (iv)    Patents, Licenses, and Trademarks

        We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position.

PULP AND PAPERMAKING EQUIPMENT AND SYSTEMS

        We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2003 to 2018. Third parties have certain rights governing two of our patents that we jointly developed. We currently hold an exclusive long-term, worldwide license for a patent on technology that another third party developed. We have joint ownership with that third party of a second patent on technology that was jointly developed.

        We maintain a worldwide network of licensees and cross-licensees of products with other companies serving the pulp, papermaking, converting, and paper recycling industries. We hold an exclusive worldwide license for certain de-inking cells under an agreement that extends until 2007. We also have license arrangements with several companies with regard to accessory equipment.

COMPOSITE AND FIBER-BASED PRODUCTS

        We have filed several U.S. patent applications for various products and processes relating to papermaking byproducts and composite building products, and expect to file additional patent applications in the future.

        We currently hold several U.S. patents, expiring at various dates ranging from 2004 to 2016, relating to various aspects of the processing of fiber-based granular materials and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets. Our patent relating to the use of fiber-based granules in the agricultural, professional turf, and home lawn and garden markets expires in 2004. We also have foreign counterparts to these U.S. patents in Canada and in various European countries, and have additional patents pending in Canada and certain European countries. In addition, we have granted third-party nonexclusive licenses under two of our patents to sell fiber-based granules produced at an existing site for sale in the oil and grease absorption and catbox filler markets.

        (v)     Seasonal Influences

PULP AND PAPERMAKING EQUIPMENT AND SYSTEMS

        There are no material seasonal influences on this segment's sales of products and services.

COMPOSITE AND FIBER-BASED PRODUCTS

        Our composite building products are used or installed in outdoor construction applications. This business experiences seasonal fluctuations in sales, particularly in the fourth and first quarters, when holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. Operating results will tend to be lower in quarters with lower sales, which are not entirely offset by a corresponding reduction in operating costs. In addition, we may also experience lower gross profit margins in the fourth and first quarters due to seasonal incentive discounts offered to our distributors.

        Our fiber-based granular product business also experiences fluctuations in sales, particularly in the third quarter, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

        (vi)    Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

        (vii)   Dependency on a Single Customer

        A large portion of revenues from our Composite and Fiber-based Products segment depends on a few customers. The loss of revenues from any of these customers could have a material adverse effect on this segment. No single customer accounted for more than 10% of the Company's consolidated revenues in any of the past three years.

        (viii)  Backlog

        Our backlog of firm orders for the Pulp and Papermaking Equipment and Systems segment was $28.4 million and $30.9 million at year-end 2002 and 2001, respectively. The backlog of firm orders for the Composite and Fiber-based Products segment was $4.5 million and $0.3 million at year-end 2002 and 2001, respectively. We anticipate that substantially all of the backlog at December 28, 2002, will be shipped or completed during the next 12 months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

        (ix)    Government Contracts

        Not applicable.

        (x)     Competition

        We face significant competition in each of our principal markets. We compete primarily on the basis of quality, price, service, technical expertise, and product innovation. We believe the reputation that we and our predecessor companies have established for quality products and in-depth process knowledge provides us with a competitive advantage. In addition, a significant portion of our business is generated from our existing worldwide customer base. To maintain this base, we have emphasized technology, service, and a problem-solving relationship with our customers.

PULP AND PAPERMAKING EQUIPMENT AND SYSTEMS

        We are a leading supplier of stock-preparation equipment used for the preparation of recycled and virgin fibers in the production of recycled paper. Several major competitors supply various pieces of equipment for this process. Our principal competitors in this market are Voith Paper GmbH, Groupe Laperriere & Verrault Inc., Metso Corporation, and Maschinenfabrik Andritz AG. We compete in this market primarily on the basis of technical expertise, product innovation, and price. Other competitors specialize in segments within the white- and brown-paper markets.

        We are a leading supplier of specialty accessory equipment for papermaking machines. Our principal competitors in this market on a worldwide basis are ESSCO, Inc. and Metso Corporation. Because of the high capital costs of papermaking machines and the role of our accessories in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, performance, and price.

        Various competitors exist in the formation, shower and fabric-conditioning systems, and filtration systems markets. Asten/Johnson Foils is a major supplier of formation tables, while a variety of smaller companies compete within the shower and fabric-conditioning systems and filtration systems markets. In each of these markets, we generally compete on the basis of process knowledge, application experience, product quality, service, and price.

COMPOSITE AND FIBER-BASED PRODUCTS

        Our principal competitors for composite building products are producers of traditional products such as pressure-treated lumber, and clay, slate, and cedar shake roof tiles. Many of the suppliers of traditional products have well-established ties in the building and construction industry. In addition, several suppliers have entered the composite building products market, and competition has become intense. The leading providers of composite decking products include Trex Company, Inc.; Louisiana-Pacific Corporation; Fiber Composites LLC; and Advanced Environmental Recycling Technologies Inc. The leading composite roof tile supplier is Royal Group Technologies Limited. We compete in this market on the basis of product performance, brand awareness, and price.

        We believe that we are currently the only producer of fiber-based agricultural carriers. In this market, our principal competitors in the U.S. are producers of clay-based agricultural carriers for row crops and professional turf protection, and producers of corncob-based granules traditionally used in the home lawn and garden and professional turf markets. Our patent relating to fiber-based granular products expires in 2004. After that date, we expect to be subject to additional competition in this market. The principal competitive advantages our agricultural carrier products offer are that they are virtually dust-free and more uniform in absorption and particle-size distribution than clay- and corncob-based carriers. In addition, our granules are chemically neutral, requiring little or no chemical deactivation. We compete in this market on the basis of product quality and price.

        (xii)   Environmental Protection Regulations

        We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

        (xiii)  Number of Employees

        As of December 28, 2002, we employed approximately 1,060 people. Approximately 22 employees at our facility in Pointe Claire, Quebec, Canada, are represented by a labor union under a collective bargaining agreement expiring August 31, 2003. Approximately 27 employees at our facility in Guadalajara, Mexico, are represented by a labor union under an annual collective bargaining agreement. In addition, certain employees of our subsidiaries in France and England are represented by trade unions. We consider our relations with employees and unions to be good.

(d)     Financial Information About Geographic Areas

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in our 2002 Annual Report to Shareholders, and is incorporated in this document by reference.

(e)     Available Information

        We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers, including Kadant, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We maintain a Web site with the address www.kadant.com. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We also make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports filed with or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the SEC.

(f)     Executive Officers of the Registrant

        Name                   Age   Present Title (Fiscal Year First Became Executive Officer)
        ----------------------------------------------------------------------------------------------------
        William A. Rainville    61   Chairman of the Board, President, and Chief Executive Officer (1991)
        Thomas M. O'Brien       51   Executive Vice President, Chief Financial Officer, and Treasurer (1994)
        Jonathan W. Painter     44   Executive Vice President (1997)
        Edward J. Sindoni       58   Senior Vice President (1994)
        Edwin D. Healy          65   Vice President (2002)
        Sandra L. Lambert       48   Vice President, General Counsel, and Secretary (2001)
        Michael J. McKenney     41   Vice President, Finance (Chief Accounting Officer) (2002)

        Mr. Rainville has been our president and chief executive officer since our incorporation in 1991, a member of our board of directors since 1992, and chairman of our board since 2001. Prior to our spinoff in 2001, Mr. Rainville also held various managerial positions with Thermo Electron, most recently serving as chief operating officer, recycling and resource recovery, a position he held since 1998, and for more than five years prior to that, as a senior vice president. Prior to joining Thermo Electron, Mr. Rainville held positions at Drott Manufacturing, Paper Industry Engineering, and Sterling Pulp and Paper.

        Mr. O'Brien has been an executive vice president since 1998 and our chief financial officer and treasurer since 2001. He also served as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O'Brien held various finance positions at Racal Interlan, Inc.; Prime Computer; Compugraphic Corporation; and the General Electric Company.

        Mr. Painter has been an executive vice president since 1997 and the president of our composite building products business since 2001. He served as our treasurer and treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter also held various managerial positions at Kadant and Thermo Electron.

        Mr. Sindoni has been a senior vice president since 2001 and, prior to that, served as a vice president since 1992. Prior to joining us in 1987, he had a 21-year career with the General Electric Company.

        Mr. Healy has been a vice president since October 2002 and the president of our Kadant Black Clawson Inc. subsidiary since 2000. He held various managerial positions at Kadant Black Clawson since its acquisition in 1997 and before that, served as the president of our Fiberprep Inc. subsidiary from 1988 to 1997. Prior to joining us, Mr. Healy had a 29-year career with Bird, Escher, Wyss and its predecessor, Bird Machinery.

        Ms. Lambert has been a vice president and general counsel since 2001, and our secretary since our incorporation in 1991. Prior to joining us, she was a vice president and the secretary of Thermo Electron from 1999 and 1990, respectively, and before that was a member of Thermo Electron's legal department.

        Mr. McKenney has been our vice president, finance, and chief accounting officer since January 2002, and had been corporate controller since 1997. Mr. McKenney was controller of Kadant AES, our division acquired from Albany International Inc., from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International.

Item 2.         Properties

        We believe that our facilities are in good condition and are suitable and adequate for our present operations and that, with respect to leases expiring in the near future, suitable space is readily available if any leases are not extended. The location and general character of our principal properties by segment as of December 28, 2002, are as follows:

PULP AND PAPERMAKING EQUIPMENT AND SYSTEMS

        We own approximately 1,056,000 square feet and lease approximately 100,000 square feet, under leases expiring at various dates ranging from 2003 to 2008, of manufacturing, engineering, and office space. Our principal engineering and manufacturing space is located in Vitry-le-Francois, France; Auburn, Massachusetts; Rayville, Louisiana; Queensbury, New York; Mason, Ohio; Guadalajara, Mexico; Pointe Claire, Quebec, Canada; Bury, England; and Hindas, Sweden. We are currently planning to establish an assembly facility in China to support our stock-preparation equipment business.

COMPOSITE AND FIBER-BASED PRODUCTS

        We own approximately 26,000 square feet and lease approximately 146,000 square feet, under leases expiring at various dates ranging from 2003 to 2006, of manufacturing, engineering, and office space located principally in Green Bay, Wisconsin; and Bedford, Massachusetts. The Green Bay facility's operating lease may be extended through 2014, at our option. We are currently exploring our options regarding significant capacity expansion at the existing facility in Green Bay, or at a new location.

Item 3.         Legal Proceedings

        Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

        Not applicable.

                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters

        Information concerning the market and market price for our common stock, $.01 par value per share, and our dividend policy is included under the headings "Common Stock Market Information" and "Dividend Policy" in our 2002 Annual Report to Shareholders, and is incorporated in this document by reference.

Item 6.         Selected Financial Data

        This information is included under the heading "Selected Financial Information" in our 2002 Annual Report to Shareholders, and is incorporated in this document by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This information is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report to Shareholders, and is incorporated in this document by reference.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

        These disclosures are included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report to Shareholders, and are incorporated in this document by reference.

Item 8.         Financial Statements and Supplementary Data

        Our Consolidated Financial Statements as of December 28, 2002, and Supplementary Data, are included in our 2002 Annual Report to Shareholders and are incorporated in this document by reference. See Item 15 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        In June 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated June 19, 2002.

        Our consolidated financial statements for each of the two fiscal years ended December 29, 2001, and December 30, 2000, were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with any material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

        The information concerning directors is included under the heading "Election of Directors" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference. The information concerning executive officers is included under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

Item 11.        Executive Compensation

        This information is included under the heading "Executive Compensation" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information concerning security ownership is included under the heading "Stock Ownership" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 28, 2002:

                      Equity Compensation Plan Information

                                                                                                         (c)
                                                                                                Number of Securities
                                                   (a)                                         Remaining Available for
                                           Number of Securities              (b)                Future Issuance Under
                                            to be Issued upon          Weighted-Average          Equity Compensation
                                               Exercise of            Exercise Price of           Plans (Excluding
                                           Outstanding Options,      Outstanding Options,      Securities Reflected in
Plan Category                              Warrants, and Rights      Warrants, and Rights            Column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
 by security holders                                  2,133,252(1)   $              17.14(1)                   507,010(2)

Equity compensation plans not
 approved by security holders                           603,167      $              13.16                       5,500
                                           --------------------      --------------------      -----------------------

    Total                                             2,736,419(1)   $              16.26(1)                   512,510(2)
                                           ====================      ====================      =======================

    (1) Excludes an aggregate of 334,062 shares of common stock issuable under our employees stock purchase plan in connection with current and future offering periods under the plan. Excludes 6,557 shares reserved for issuance pursuant to our deferred compensation plan for directors.

    (2) Includes 334,062 shares of common stock issuable under our employees stock purchase plan in connection with current and future offering periods under the plan, including 20,006 shares issued on December 31, 2002 upon the completion of the 2002 offering period.

Item 13.        Certain Relationships and Related Transactions

        This information is included under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement to be filed with the SEC, not later than 120 days after the close of the fiscal year. This information is incorporated in this document by reference.

Item 14.        Controls and Procedures

        Our management, including our chief executive officer (CEO) and chief financial officer (CFO), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing of this report pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation by our CEO and CFO.

                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d)   Financial Statements and Schedules

        (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

                Information incorporated by reference from Exhibit 13 filed herewith:

                        Consolidated Statement of Operations
                        Consolidated Balance Sheet
                        Consolidated Statement of Cash Flows
                        Consolidated Statement of Comprehensive Income (Loss) and Shareholders' Investment
                        Notes to Consolidated Financial Statements
                        Report of Independent Auditor
                        Report of Independent Public Accountants

        (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

                Financial Statement Schedule filed herewith:

                        Schedule II: Valuation and Qualifying Accounts

                All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

        (3) Exhibits filed herewith or incorporated in this document by reference are set forth in Item 15(c) below.

(b)     Reports on Form 8-K

        None.

(c)     Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2003                   KADANT INC.


                                       By:  /s/ William A. Rainville
                                            -----------------------------------
                                            William A. Rainville
                                            President, Chief Executive Officer,
                                            and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 24, 2003.

Signature                              Title
---------                              -----
By: /s/ William A. Rainville           President, Chief Executive Officer, and
    -----------------------------      Chairman of the Board
    William A. Rainville

By: /s/ Thomas M. O'Brien              Executive Vice President, Chief Financial Officer,
    -----------------------------      and Treasurer
    Thomas M. O'Brien

By: /s/ Michael J. McKenney            Vice President, Finance (Chief Accounting Officer)
    -----------------------------
    Michael J. McKenney

By: /s/ John M. Albertine              Director
    -----------------------------
    John M. Albertine

By  /s/ John K. Allen                  Director
    -----------------------------
    John K. Allen

By: /s/ Francis L. McKone              Director
    -----------------------------
    Francis L. McKone

                                 CERTIFICATIONS

I, William A. Rainville, certify that:

     1.      I have reviewed this annual report on Form 10-K of Kadant Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                       /s/ William A. Rainville
                                           -------------------------------------
                                           William A. Rainville
                                           Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas M. O'Brien, certify that:

     1.      I have reviewed this annual report on Form 10-K of Kadant Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                       /s/ Thomas M. O'Brien
                                           -------------------------------------
                                           Thomas M. O'Brien
                                           Executive Vice President and Chief
                                           Financial Officer

                          Report of Independent Auditor

To the Board of Directors and Shareholders of Kadant Inc.:

        We have audited the consolidated financial statements of Kadant Inc. as of December 28, 2002, and for the year then ended, and have issued our report thereon dated February 7, 2003 (included elsewhere in this Form 10-K). Our audit also included Schedule II - Valuation and Qualifying Accounts as of December 28, 2002, and for the year then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule of Kadant Inc. as of December 29, 2001 and December 30, 2000, and for the years then ended, was subjected to the auditing procedures applied by other auditors, who have ceased operation, in connection with their audit of the consolidated financial statements for those two years and whose report dated February 8, 2002, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

        In our opinion, the financial statement schedule as of December 28, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           /s/ Ernst & Young LLP

Boston, Massachusetts
February 7, 2003

                    Report of Independent Public Accountants

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SUPPLEMENTAL SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 29, 2001, AND DECEMBER 30, 2000.

To the Shareholders and Board of Directors of Kadant Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kadant Inc.'s (formerly named Thermo Fibertek Inc.) Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on those basic statements taken as a whole. The schedule listed in Item 14 on page 14* is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                           Arthur Andersen LLP

Boston, Massachusetts
February 8, 2002

* The schedule is now listed in Item 15 on page 16.

SCHEDULE II

                                   KADANT INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Balance at    Provision               Accounts                Balance
                                               Beginning   Charged to    Accounts    Written                 at End
Description                                      of Year      Expense   Recovered        Off   Other(a)    of Year
-------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year Ended December 28, 2002                  $    2,515   $      818   $     121   $   (808)  $    (12)   $  2,634

Year Ended December 29, 2001                  $    2,182   $    1,146   $      31   $   (876)  $     32    $  2,515

Year Ended December 30, 2000                  $    1,659   $    1,197   $       7   $   (616)  $    (65)   $  2,182

                                                                           Provision
                                                                          Charged to
                                                           Balance at        Expense     Activity                 Balance
                                                            Beginning   (Reversed to   Charged to      Currency    at End
Description                                                   of Year        Income)      Reserve   Translation   of Year
-------------------------------------------------------------------------------------------------------------------------
ACCRUED RESTRUCTURING COSTS (b)

Year Ended December 28, 2002                               $       56   $      1,129   $   (1,163)  $         6   $    28

Year Ended December 29, 2001                               $       32   $        673   $     (648)  $        (1)  $    56

Year Ended December 30, 2000                               $      669   $       (506)  $      (33)  $       (98)  $    32

(a) Includes allowances of businesses acquired and sold during the year, as described in Note 4 to Consolidated Financial Statements in our 2002 Annual Report to Shareholders, and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 12 to Consolidated Financial Statements in our 2002 Annual Report to Shareholders.

                                  EXHIBIT INDEX

Exhibit
Number          Description of Exhibit
--------------------------------------------------------------------------------

  3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

  3.2 By-Laws of the Registrant, as amended and restated (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

  4.1 Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as
                Exhibit 4.1 to the Registrant's Current Report on Form 8-K [File No. 1-11406], filed with the Commission on July 17, 2001, and incorporated in this document by reference).

  4.2 Fiscal Agency Agreement dated as of July 16, 1997, among the Registrant, Thermo Electron Corporation, and Bankers Trust Company as fiscal agent, relating to $153 million principal amount of 4 1/2% Convertible Subordinated Debentures due 2004 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-11406] and incorporated in this document by reference).

 10.1* Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

 10.2* Form of Executive Retention Agreement between the Registrant and its executive officers - each executive officer has a two-year agreement, except Mr. William A. Rainville, who has a three-year agreement, and Mr. Michael J. McKenney, who has a one-year agreement (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

 10.3 Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as
                Exhibit 99.3 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

 10.4 First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

 10.5 Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit
                99.4 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

 10.6*          Amended and Restated Nonqualified Stock Option Plan of the
                Registrant.

                                  EXHIBIT INDEX

Exhibit
Number          Description of Exhibit
--------------------------------------------------------------------------------

 10.7*          Amended and Restated Equity Incentive Plan of the Registrant.

 10.8* Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

 10.9* Amended and Restated Directors' Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

 10.10* Directors Restricted Stock Plan (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 [File No 1-11406] and incorporated in this document by reference).

 10.11*         2001 Employee Equity Incentive Plan of the Registrant.

 16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 20, 2002 (filed as Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated June 19, 2002 [File No 1-11406] and incorporated in this document by reference).

 13 Annual Report to Shareholders for the year ended December 28, 2002 (only those portions incorporated in this document by reference).

 21             Subsidiaries of the Registrant.

 23.1           Consent of Ernst & Young LLP.

 23.2           Information Regarding Consent of Arthur Andersen LLP.

 99.1 Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Form 10-K.