Form 10-Q
period 2003-03-29
KADANT INC
filed 2003-05-13
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 29, 2003
       or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether or not the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at April 25, 2003
     ----------------------------              -----------------------------
     Common Stock, $.01 par value                       13,584,445

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------


                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                   March 29,        December 28,
(In thousands)                                                                                          2003                2002
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $ 44,977            $ 44,429
 Accounts receivable, less allowances of $2,822 and $2,634                                            31,278              30,818
 Unbilled contract costs and fees                                                                     12,252               6,002
 Inventories (Note 5)                                                                                 31,891              29,486
 Deferred tax asset                                                                                    6,620               6,668
 Other current assets                                                                                  3,155               2,974
                                                                                                    --------            --------

                                                                                                     130,173             120,377
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               72,614              70,220
 Less: Accumulated depreciation and amortization                                                      47,118              44,759
                                                                                                    --------            --------

                                                                                                      25,496              25,461
                                                                                                    --------            --------

Other Assets                                                                                          13,998              13,458
                                                                                                    --------            --------

Goodwill                                                                                              72,014              72,221
                                                                                                    --------            --------

                                                                                                    $241,681            $231,517
                                                                                                    ========            ========


<

>

                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                   March 29,        December 28,
(In thousands except share amounts)                                                                     2003               2002
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term notes payable                                                      $    598            $    585
 Accounts payable                                                                                     22,452              18,093
 Accrued payroll and employee benefits                                                                 7,190               9,445
 Accrued warranty costs                                                                                4,564               4,310
 Customer deposits                                                                                     2,310               2,301
 Other current liabilities                                                                            11,699              10,942
                                                                                                    --------            --------

                                                                                                      48,813              45,676
                                                                                                    --------            --------

Deferred Income Taxes                                                                                    983                 940
                                                                                                    --------            --------

Other Long-term Liabilities                                                                            2,884               2,763
                                                                                                    --------            --------

Long-term Notes Payable                                                                                  363                 580
                                                                                                    --------            --------

Minority Interest                                                                                        302                 301
                                                                                                    --------            --------

Shareholders' Investment (Note 7):
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued                                                                                            -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized;
    14,049,539 and 14,045,550 shares issued                                                              140                 140
 Capital in excess of par value                                                                       98,029              98,567
 Retained earnings                                                                                   119,697             116,702
 Treasury stock at cost, 475,259 and 495,265 shares                                                  (20,057)            (20,901)
 Deferred compensation                                                                                     -                 (27)
 Accumulated other comprehensive items (Note 2)                                                       (9,473)            (13,224)
                                                                                                    --------            --------

                                                                                                     188,336             181,257
                                                                                                    --------            --------

                                                                                                    $241,681            $231,517
                                                                                                    ========            ========








The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>

                                   KADANT INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                 ------------------------------
                                                                                                 March 29,            March 30,
(In thousands except per share amounts)                                                               2003                 2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $ 51,375             $ 43,340
                                                                                                  --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                   32,208               27,187
 Selling, general, and administrative expenses                                                      13,512               12,691
 Research and development expenses                                                                   1,043                1,288
 Restructuring and unusual costs                                                                         -                3,637
                                                                                                  --------             --------

                                                                                                    46,763               44,803
                                                                                                  --------             --------

Operating Income (Loss)                                                                              4,612               (1,463)

Interest Income                                                                                        236                  655
Interest Expense                                                                                       (17)              (1,429)
Other Income (Note 8)                                                                                    -                   47
                                                                                                  --------             --------

Income (Loss) Before Income Taxes and Cumulative Effect of Change in
 Accounting Principle                                                                                4,831               (2,190)
Income Tax (Provision) Benefit                                                                      (1,836)                 831
                                                                                                  --------             --------

Income (Loss) Before Cumulative Effect of  Change in Accounting Principle                            2,995               (1,359)
Cumulative Effect of Change in Accounting Principle (net of  income tax
 benefit of $12,420)                                                                                     -              (32,756)
                                                                                                  --------             --------

Net Income (Loss)                                                                                 $  2,995             $(34,115)
                                                                                                  ========             ========

Basic and Diluted Earnings (Loss) per Share Before Cumulative Effect of
 Change in Accounting Principle                                                                   $    .22             $   (.11)
                                                                                                  ========             ========

Basic and Diluted Earnings (Loss) per Share (Note 3)                                              $    .22             $  (2.79)
                                                                                                  ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              13,574               12,239
                                                                                                  ========             ========

 Diluted                                                                                            13,767               12,239
                                                                                                  ========            =========





The accompanying notes are an integral part of these condensed consolidated financial statements.


<

>                                   KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                    ------------------------------
                                                                                                    March 29,            March 30,
(In thousands)                                                                                           2003                 2002
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                                                    $ 2,995             $(34,115)
 Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
      Noncash restructuring and unusual costs                                                               -                2,441
      Cumulative effect of change in accounting principle, net of tax benefit                               -               32,756
      Depreciation and amortization                                                                     1,285                1,342
      Provision for losses on accounts receivable                                                         175                    -
      Other noncash items                                                                                 116                  142
      Changes in current accounts:
        Accounts receivable                                                                              (265)               3,315
        Unbilled contract costs and fees                                                               (6,204)               3,918
        Inventories                                                                                    (2,080)               3,116
        Other current assets                                                                             (282)              (1,849)
        Accounts payable                                                                                4,184               (3,073)
        Other current liabilities                                                                        (964)              (4,747)
                                                                                                      -------             --------

          Net cash provided by (used in) operating activities                                          (1,040)               3,246
                                                                                                      -------             --------

Investing Activities:
 Purchases of property, plant, and equipment                                                             (853)                (595)
 Acquisition of minority interest in subsidiary                                                             -               (1,364)
 Purchases of available-for-sale investments                                                                -               (1,615)
 Proceeds from repayments of note receivable                                                                -                  200
 Other, net                                                                                               (52)                (161)
                                                                                                      -------             --------

          Net cash used in investing activities                                                          (905)              (3,535)
                                                                                                      -------             --------

Financing Activities:
 Repurchases of Company subordinated convertible debentures                                                 -               (2,806)
 Net proceeds from issuance of Company and subsidiary common stock                                        306                  469
 Acquisition of subsidiary common stock                                                                     -               (1,461)
 Repayments of long-term obligations                                                                     (204)                (192)
                                                                                                      -------             --------

          Net cash provided by (used in) financing activities                                             102               (3,990)
                                                                                                      -------             --------

Exchange Rate Effect on Cash                                                                            2,391                 (243)
                                                                                                      -------             --------

Increase (Decrease) in Cash and Cash Equivalents                                                          548               (4,522)
Cash and Cash Equivalents at Beginning of Period                                                       44,429              102,807
                                                                                                      -------             --------

Cash and Cash Equivalents at End of Period                                                            $44,977             $ 98,285
                                                                                                      =======             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.     General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at March 29, 2003, and its results of operations and cash flows for the three-month periods ended March 29, 2003, and March 30, 2002. Interim results are not necessarily indicative of results for a full year.

       Historical financial results have been restated to reflect the adoption of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (Note 8). The condensed consolidated balance sheet presented as of December 28, 2002, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission.

2.     Comprehensive Income (Loss)

       Comprehensive income (loss) combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts. During the first quarters of 2003 and 2002, the Company had comprehensive income of $6,746,000 and a comprehensive loss of $34,778,000, respectively.

3.     Earnings (Loss) per Share

       Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                                          Three Months Ended
                                                                                                      --------------------------
                                                                                                      March 29,        March 30,
(In thousands except per share amounts)                                                                    2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Basic
Income (Loss) Before Cumulative Effect of Change in Accounting Principle                                $ 2,995         $ (1,359)
Cumulative Effect of Change in Accounting Principle (net of income tax
benefit of $12,420)                                                                                           -          (32,756)
                                                                                                        -------         --------

Net Income (Loss)                                                                                       $ 2,995         $(34,115)
                                                                                                        -------         --------

Weighted Average Shares                                                                                  13,574           12,239
                                                                                                        -------         --------

Basic Earnings (Loss) per Share:
 Income (Loss) Before Cumulative Effect of Change in Accounting Principle                               $   .22         $   (.11)
 Cumulative Effect of Change in Accounting Principle                                                          -            (2.68)
                                                                                                        -------         --------

                                                                                                        $   .22         $  (2.79)
                                                                                                        =======         ========


<

>                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.     Earnings (Loss) per Share (continued)

                                                                                                          Three Months Ended
                                                                                                      --------------------------
                                                                                                      March 29,        March 30,
(In thousands except per share amounts)                                                                    2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Diluted
Income (Loss) Before Cumulative Effect of Change in Accounting Principle                                $ 2,995        $  (1,359)
Cumulative Effect of Change in Accounting Principle (net of income tax
benefit of $12,420)                                                                                           -          (32,756)
                                                                                                        -------         --------

Net Income (Loss)                                                                                       $ 2,995         $(34,115)
                                                                                                        -------         --------

Weighted Average Shares                                                                                  13,574           12,239
Effect of Stock Options                                                                                     193                -
                                                                                                        -------         --------

Weighted Average Shares, as Adjusted                                                                     13,767           12,239
                                                                                                        -------         --------

Diluted Earnings (Loss) per Share:
 Income (Loss) Before Cumulative Effect of Change in Accounting Principle                               $   .22         $   (.11)
 Cumulative Effect of Change in Accounting Principle                                                          -            (2.68)
                                                                                                        -------         --------

                                                                                                        $   .22         $  (2.79)
                                                                                                        =======         ========

       Options to purchase approximately 393,400 and 2,473,600 shares of common stock for the first quarters of 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and/or their effect would have been antidilutive.

       In addition, the computation of diluted earnings per share in 2002 excludes the effect of assuming the conversion of the Company's 4 1/2% subordinated convertible debentures, convertible at $60.50 per share, because the effect would have been antidilutive. The debentures were no longer outstanding as of December 28, 2002.

4.     Warranty Obligations

       The Company provides for the estimated cost of product warranties, primarily using historical information and estimated repair costs, at the time product revenue is recognized. In the Pulp and Papermaking Equipment and Systems segment, the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. In the Composite and Fiber-based Products segment, the Company offers a standard limited warranty on our decking and roofing products restricted to repair or replacement of the defective product or refund of the original purchase price. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's

<

>                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Warranty Obligations (continued)

estimates, revisions to the estimated warranty liability would be required. The changes in the carrying amount of product warranties for the three months ended March 29, 2003, are as follows:

(In thousands)                                                                                 March 29, 2003
-------------------------------------------------------------------------------------------------------------

Balance at December 28, 2002                                                                         $  4,310
 Provision charged to income                                                                              603
 Usage                                                                                                   (470)
 Other, net (a)                                                                                           121
                                                                                                      -------

Balance at March 29, 2003                                                                            $  4,564
                                                                                                     ========

(a) Primarily represents the effects of currency translation.

5.     Inventories

       The components of inventories are as follows:

                                                                                                    March 29,            Dec. 28,
(In thousands)                                                                                           2003                2002
---------------------------------------------------------------------------------------------------------------------------------

Raw Materials and Supplies                                                                           $ 13,886            $ 12,937
Work in Process                                                                                         5,779               6,126
Finished Goods (includes $931 and $954 at customer locations)                                          12,226              10,423
                                                                                                     --------            --------

                                                                                                     $ 31,891            $ 29,486
                                                                                                     ========            ========

6.     Business Segment Information

                                                                                                         Three Months Ended
                                                                                                    -----------------------------
                                                                                                    March 29,           March 30,
(In thousands)                                                                                           2003                2002
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
     Pulp and Papermaking Equipment and Systems                                                      $ 45,557            $ 40,577
     Composite and Fiber-based Products                                                                 5,818               2,763
                                                                                                     --------            --------

                                                                                                     $ 51,375            $ 43,340
                                                                                                     ========            ========


<

>                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.     Business Segment Information (continued)

                                                                                                          Three Months Ended
                                                                                                     ----------------------------
                                                                                                     March 29,          March 30,
(In thousands)                                                                                            2003               2002
---------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and Cumulative Effect of
 Change in Accounting Principle (a):
    Pulp and Papermaking Equipment and Systems (b)                                                     $ 5,240            $ 1,883
    Composite and Fiber-based Products (c) (d)                                                             412             (2,473)
    Corporate (e)                                                                                       (1,040)              (873)
                                                                                                       -------            -------

    Total Operating Income (Loss)                                                                        4,612             (1,463)
    Interest and Other Income (Expense), Net                                                               219               (727)
                                                                                                       -------            -------

                                                                                                       $ 4,831            $(2,190)
                                                                                                       =======            =======

Capital Expenditures:
    Pulp and Papermaking Equipment and Systems                                                         $   202            $   332
    Composite and Fiber-based Products                                                                     648                263
    Corporate                                                                                                3                  -
                                                                                                       -------            -------

                                                                                                       $   853            $   595
                                                                                                       =======            =======


(a)  Restated in the 2002 period to reflect the reclassification to "other income" of an extraordinary item resulting from repurchases of our subordinated convertible debentures in accordance with the adoption of SFAS No. 145 (Note 8).
(b)  Includes restructuring and unusual costs of $1,998 in the 2002 period.
(c)  Includes restructuring and unusual costs of $1,639 in the 2002 period.
(d)  Includes operating income from the composite building products business of $84 in the 2003 period and an operating loss of $2,170, including restructuring and unusual costs of $1,116, in the 2002 period.
(e)  Primarily general and administrative expenses.

7.     Stock-Based Compensation

       During 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123, "Accounting for Stock-based Compensation," which provides a fair-value method of recognizing stock-based compensation expense. As permitted by SFAS No. 148 and SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards


<

>                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.     Stock-Based Compensation (continued)

granted after 1994 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company's financial results would have been as follows:

                                                                                                      Three Months Ended
                                                                                                   ------------------------
                                                                                                   March 29,      March 30,
(In thousands except per share amounts)                                                                 2003           2002
---------------------------------------------------------------------------------------------------------------------------

Net Income (Loss):
 As reported                                                                                         $ 2,995       $(34,115)
 Deduct: Total stock-based employee compensation expense determined under the
    fair-value-based method for all awards, net of tax                                                  (407)          (240)
                                                                                                    --------       --------

 Pro forma                                                                                           $ 2,588       $(34,355)
                                                                                                     =======       ========

Basic and Diluted Earnings (Loss) per Share:
 As reported                                                                                             .22          (2.79)
 Pro forma                                                                                               .19          (2.81)


8.     Recent Accounting Pronouncements

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
----------------------------------------------------------------------------
No. 13, and Technical Corrections
---------------------------------

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Adoption of the standard is generally required in 2003. Under the standard, transactions initially classified by the Company as extraordinary items, such as gains and losses from the Company's early extinguishment of its convertible debentures, will no longer be treated as such, but instead will be reported as other nonoperating income or expense. The Company reclassified the gain from repurchases of its debentures in the first quarter of 2002 to "other income" in the accompanying statement of operations to conform to this standard.

Accounting for Revenue Arrangements with Multiple Deliverables
--------------------------------------------------------------

       In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The provisions of EITF No. 00-21 are required to be adopted for revenue arrangements entered into by the Company in fiscal periods beginning after June 15, 2003, although early adoption is permitted. EITF No. 00-21 addresses arrangements with customers that have multiple deliverables, such as equipment and installation, and provides guidance as to when recognition of revenue for each deliverable is appropriate. The Company is currently evaluating the impact of the adoption of EITF No. 00-21 on its consolidated financial statements.


<

>                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.     Recent Accounting Pronouncements (continued)

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
----------------------------------------------------------------------------
Indirect Guarantees of Indebtedness of Others
---------------------------------------------

       In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard did not have an effect on the Company's financial statements. See Note 4 for the Company's related disclosure requirement under this standard.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

       Throughout this report on Form 10-Q, we make forward-looking statements, which are statements concerning possible or assumed future results of operations. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," "will," or similar expressions, we are making forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions, and are based on the beliefs and assumptions of our management, using information currently available to our management. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in this report on Form 10-Q. We assume no obligation to update any such forward-looking statements.

Overview

Company Background

       We operate in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Papermaking Equipment segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world's major paper manufacturers. As a result, we have one of the largest installed bases of equipment in the pulp and paper industry, which provides us with a high-margin spare parts and consumables business that we believe is less susceptible to the cyclical trends in the paper industry.

       Through our Composite and Fiber-based Products segment, we develop, manufacture, and market composite products made from recycled fiber and plastic, primarily for the building industry, and manufacture and sell granules derived from pulp fiber for use as agricultural carriers and for home lawn and garden applications.

       Prior to our incorporation, we operated as a division of Thermo Electron Corporation. We were incorporated in Delaware in November 1991 as a wholly owned subsidiary of Thermo Electron, and as the successor-in-interest to several of its subsidiaries. In November 1992, we conducted an initial public offering of our common stock and became a majority-owned public subsidiary of Thermo Electron. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc., and on August 8, 2001, we were spun off from Thermo Electron and became a fully independent public company.

<

>                                   KADANT INC.

Pulp and Papermaking Equipment and Systems Segment

       Our Papermaking Equipment segment designs and manufactures stock-preparation systems and equipment, papermaking machine accessories, and water-management systems for the paper and paper recycling industries. Principal products include:

       - Stock-preparation systems and equipment: custom-engineered systems and equipment for pulping, de-inking, screening, cleaning, and refining waste fiber to prepare it for entry into the paper machine during production of recycled paper;

       - Papermaking machine accessory equipment: doctoring systems and related consumables that clean papermaking rolls to keep paper machines running efficiently, and profiling systems that control moisture, web curl, and gloss during paper production; and

       - Water-management systems: equipment that is essential for the continuous cleaning of paper machine fabrics and the draining, purifying, and recycling of process water for paper sheet formation.

Composite and Fiber-Based Products Segment

       Our Composite and Fiber-based Products segment consists of two product lines: composite building products and fiber-based granular products. Our principal products include:

       - Composite building products: decking and railing systems and roof tiles that we develop and produce from a combination of recycled fiber, plastic, and other materials, and market primarily to the building industry; and

       - Fiber-based granular products: biodegradable, absorbing granules that we produce from papermaking byproducts for use as agricultural carriers and for home lawn and garden applications.

International Sales

       During 2002, approximately 50% of our sales were to customers outside the United States, principally in Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Application of Critical Accounting Policies and Estimates

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

       Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or

<

>                                   KADANT INC.

subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission. There have been no material changes since year-end 2002 that warrant further disclosure.

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. The paper industry has been in a prolonged downcycle, characterized by weak pulp and paper prices, decreased capital spending, and consolidation of companies within the industry. As paper companies continue to consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This trend, along with paper companies' actions to quickly reduce operating rates and restrict capital spending and maintenance programs, has adversely affected our business. Over the long term, as the markets recover, we expect that consolidation in the paper industry and improved capacity management will have a positive effect on paper companies' financial performance and, in return, will be favorable to both paper companies and their suppliers, such as Kadant.

       There has been a significant amount of papermaking downtime in the pulp and paper industry in the last few years. This, coupled with weakened conditions in the world economy, has produced a difficult market environment resulting in deferrals of capital projects by paper companies and pricing pressure in some of our product lines. To mitigate the effects of these difficult market conditions, we are concentrating our efforts on several initiatives to improve our operating results, including focusing on higher-margin parts and consumables businesses across all our product lines, sourcing the manufacture of non-proprietary components from third-party suppliers, shifting more production to our lower-cost manufacturing facilities, and lowering our manufacturing overhead costs throughout the business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       Despite the challenging industry environment, we are pursuing several market opportunities. In the last several years, China has become a significant market for our products. Revenues from China primarily arise from large capital orders, the timing of which is often difficult to predict. To capitalize on this growing market, we are in the process of establishing an assembly facility in China for our stock-preparation equipment and related aftermarket products. Orders from China of nearly $16 million for stock-preparation equipment largely contributed to the 31% increase (25% excluding currency exchange effects) in total Company bookings, to $61.1 million in the first quarter of 2003, which was our best bookings quarter in three years, compared with $46.7 million in the first quarter of 2002. The bookings growth came entirely from our Papermaking Equipment segment due to the orders from China, and a combined 14% increase in orders in the accessories and water-management product lines.

       We have also continued to invest in our composite building products business, which, we believe, provides us with an internal growth opportunity. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products, especially in light of the phase-out of widely used pressure-treated lumber that contains chromated copper arsenate
(CCA), a potentially harmful preservative. We are continuing our national marketing program for our composite building products and are expanding our distribution network, with numerous distribution centers carrying our products throughout the U.S. We have recently added distributors in Northern California, Louisiana, and eastern Pennsylvania. Record orders in the fourth quarter of 2002, coupled with an unusually long winter, which delayed the start of the building season, have resulted in reduced first quarter bookings. In addition, the price of plastic used in our composite products has dramatically increased in recent months. Plastic is our largest cost in the manufacture of our composite products and this increase will have a significant impact on our profitability in the composites building products business for the remainder of 2003. These factors considered, we are lowering our guidance for the composite

<

>
                                   KADANT INC.

Overview (continued)

building products business in 2003. We had projected operating income of $1.0 to $1.5 million for the year, on revenues of $14 to $16 million. We now expect operating income of $300,000 to $600,000, on revenues of $13 to $15 million for the year.

       Because of the strong bookings mentioned above in the Papermaking Equipment segment, which has more than offset lower-than-expected bookings levels in the composite building products business, we are raising our earlier earnings per share and revenue guidance of $.80 to $.90 and $185 to $195 million, respectively. We now expect to earn, on a consolidated GAAP (generally accepted accounting principles) basis, from $.24 to $.26 per diluted share, on revenues of $53 to $55 million in the second quarter of 2003. For the full year, we are raising our guidance slightly to account for what we believe will be a strong first half, but are factoring in the continued uncertainty in the worldwide economy and in the industry - the net effect being lower sequential earnings in the third quarter of 2003 and higher sequential results in the fourth quarter of 2003. We now expect to earn from $.84 to $.92 per diluted share for 2003, on revenues of $190 to $200 million.

Results of Operations

First Quarter 2003 Compared With First Quarter 2002
---------------------------------------------------

Revenues

       Revenues increased to $51.4 million in the first quarter of 2003 from $43.3 million in the first quarter of 2002, an increase of $8.1 million, or 19%. Revenues in 2003 include the favorable effect of currency translation of $2.1 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

       Pulp and Papermaking Equipment and Systems Segment. Revenues at the Papermaking Equipment segment increased to $45.6 million in the first quarter of 2003 compared with $40.6 million in the first quarter of 2002, an increase of $5.0 million, or 12%. Revenues in 2003 include the favorable effect of currency translation described above, all of which occurred in this segment. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line increased by $5.9 million, or 32%, in 2003 primarily as a result of an increase in export sales to China, offset in part by a decrease in sales in North America due to continued market weakness. Revenues from the segment's water-management and accessories product lines decreased in 2003 by $0.6 million, or 8%, and $0.3 million, or 2%, respectively, primarily due to a decrease in demand in North America as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization.

       Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $5.8 million in the first quarter of 2003 from $2.8 million in 2002, as a result of an increase of $3.4 million in sales of our composite building products due to higher demand resulting from our winter-buy discount program, increased marketing efforts, and expansion of our distribution channels. This increase was slightly offset by a decrease in revenues from our fiber-based granular products of $0.3 million in the first quarter of 2003 compared with the first quarter of 2002.

Gross Profit Margin

       Gross profit margin remained constant at 37% in the first quarters of 2003 and 2002. The gross profit margin at the Papermaking Equipment segment decreased slightly to 38% in 2003 from 39% in 2002 primarily due to an overall change in product mix to a higher percentage of lower-margin capital equipment revenues, offset in part by an increase in parts and consumables gross profit margins. The gross profit margin at the Composite and Fiber-based Products segment increased to 32% in the first quarter of 2003 from 16% in the first quarter of 2002 due to a change to positive gross profit margins in 2003 from our composite building products resulting primarily from increased revenues. In addition, gross profit margins from our fiber-based granular products increased due to a favorable change in product

<

>                                   KADANT INC.

---------------------------------------------------

mix. The price of plastic used in the production of our composite products has increased dramatically in the last several months. We do not expect plastic prices to remain at these elevated levels throughout 2003, but if this were to occur, the gross profit margins at this segment would be adversely affected from the levels expected.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 26% in the first quarter of 2003 compared with 29% in the first quarter of 2002 due to the increase in revenues. Selling, general, and administrative expenses increased to $13.5 million in 2003 from $12.7 million in 2002 primarily due to the effects of foreign currency translation at the Papermaking Equipment segment.

       Research and development expenses as a percentage of revenues were 2% in the first quarter of 2003 compared with 3% in the first quarter of 2002 primarily due to the increase in revenues. Research and development expenses decreased to $1.0 million in 2003 compared with $1.3 million in 2002, primarily at the Papermaking Equipment segment due to restructuring efforts taken in 2002 and the closure of a redundant laboratory in the second quarter of 2002.

Restructuring and Unusual Costs

       During the first quarter of 2002, we recorded restructuring and unusual costs of $3.6 million. Restructuring costs of $1.0 million, which were accounted for in accordance with Emerging Issues Task Force Pronouncement No. 94-3, related to severance costs for 62 employees across all functions primarily at the Papermaking Equipment segment, all of whom were terminated as of March 30, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $2.6 million include noncash charges of $2.4 million for asset writedowns, consisting of $1.0 million for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment, and $1.4 million for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $0.2 million for related disposal and facility-closure costs. We estimated annual savings of approximately $4.5 million ($1.7 million in cost of revenues; $2.3 million in selling, general, and administrative expenses; and $0.5 million in research and development expenses) from these actions beginning in the second quarter of 2002.

Interest Income and Expense

       Interest income decreased to $0.2 million in the first quarter of 2003 from $0.7 million in the first quarter of 2002 primarily due to lower average invested balances. The decrease in average invested balances primarily relates to the repurchase and redemption of our subordinated convertible debentures in 2002, offset in part by proceeds received from our June 2002 public stock offering.

       Interest expense decreased to $17,000 in the first quarter of 2003 from $1.4 million in the first quarter of 2002 as a result of the redemption and repurchases of our subordinated convertible debentures in 2002. We expect interest expense will be significantly lower throughout 2003 compared with 2002 due to the redemption of the debentures.

Income Taxes

       Our effective tax rate was 38% in the first quarters of 2003 and 2002. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.



<

>                                   KADANT INC.

---------------------------------------------------

Cumulative Effect of Change in Accounting Principle

       In accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets," which we adopted as of December 30, 2001, we recorded a transitional goodwill impairment charge in our restated results in the first quarter of 2002, representing the cumulative effect of a change in accounting principle of $32.8 million (consisting of $29.9 million at the Papermaking Equipment segment and $2.9 million at the Composite and Fiber-based Products segment), net of income tax benefit of $12.4 million.

Liquidity and Capital Resources

       Consolidated working capital was $81.4 million at March 29, 2003, compared with $74.7 million at December 28, 2002. Included in working capital are cash and cash equivalents of $45.0 million at March 29, 2003, compared with $44.4 million at December 28, 2002. Of the total cash and cash equivalents at March 29, 2003, $7.7 million was held by a majority-owned subsidiary, and the remainder was held by our wholly owned subsidiaries and us. At March 29, 2003, $28.4 million of cash and cash equivalents was held by our foreign subsidiaries.

       During the first quarter of 2003, cash of $1.0 million was used in operating activities, compared with cash provided by operating activities of $3.2 million in the first quarter of 2002. Cash of $6.2 million was used by an increase in unbilled contract costs and fees due to the timing of progress billings on three large contracts. An increase in inventories used cash of $2.1 million in 2003 primarily at the Papermaking Equipment segment as a result of our efforts to match inventory levels with increased demand, as evidenced by an increase in bookings in the first quarter of 2003. An increase in accounts payable provided a source of cash of $4.2 million in 2003 primarily at the Papermaking Equipment segment due to the timing of payments. In addition, the use of $1.0 million in cash resulted from a decrease in other accrued liabilities, primarily due to a decrease in accrued payroll and employee benefits as a result of employee incentive payments made in the first quarter of 2003 and the timing of payroll payments, offset in part by proceeds received from the settlement of a forward foreign currency hedge contract.

       Our investing activities used $0.9 million of cash in the first quarter of 2003, compared with $3.5 million in the first quarter of 2002. During the first quarter of 2003, we purchased property, plant, and equipment for $0.9 million, including $0.6 million at our composite building products business.

       Our financing activities provided cash of $0.1 million in the first quarter of 2003, compared with a use of cash of $4.0 million in the first quarter of 2002. During the first quarter of 2003, proceeds of $0.3 million from the issuance of common stock in connection with our employee stock purchase plan were largely offset by the repayment of $0.2 million of a long-term note payable.

       In April 2002, our board of directors authorized the repurchase of up to $50 million of our debt and equity securities in the open market or in negotiated transactions. As of March 29, 2003, we had $34.6 million remaining under this authorization, which expired on April 9, 2003.

       At March 29, 2003, we had $41.1 million of unremitted foreign earnings that could be subject to tax if remitted to the U.S. Our practice is to reinvest indefinitely the earnings of certain of our international subsidiaries. We do not expect that this will have a material adverse effect on our current liquidity.

       Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2003 for property, plant, and equipment of approximately $3.0 million, including $1.3 million at our composite building products business. In addition, we are exploring our options regarding significant capacity expansion for the composite building products business either at our existing facility in Green Bay, Wisconsin, or at a

<

>                                   KADANT INC.

new location. We currently estimate that the cost of expanding our Green Bay facility could range from $3 to $5 million, while the cost of equipping a new facility could range from $7 to $8 million (excluding land and building). In addition, we are in the process of establishing an assembly facility in China to support our stock-preparation equipment business. The establishment of this facility is still in its planning stages, with several factors remaining undecided. We presently estimate that the facility will be operational in the first quarter of 2004 and that the costs to establish this new facility could range from $2 to $3 million.

       In the future, our liquidity position will be primarily affected by the level of cash flows from operations and the amount of cash expended on capital expenditures, or on acquisitions, if any. We believe that our existing resources, together with the cash we expect to generate from operations, are sufficient to meet the capital requirements of our current operations for the foreseeable future.

Risk Factors

       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2003 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on the condition of the pulp and paper industry, which is currently in a downcycle.

       We sell products primarily to the pulp and paper industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. The global pulp and paper industry has been in a prolonged downcycle, resulting in depressed pulp and paper prices, decreased spending, mill closures, consolidations, and bankruptcies, all of which have adversely affected our business. The North American pulp and paper industry has been particularly adversely affected by higher energy prices and a slowing economy. As paper companies continue to consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This cyclical downturn has caused our sales to decline and has adversely affected our profitability. The financial condition of the pulp and paper industry may not improve in the near future, and the severity of the downturn could expand to our European and Asian businesses.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

       During 2002, approximately 50% of our sales were to customers outside the United States, principally in Europe and China. International revenues are subject to a number of risks, including the following:

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

Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets where payment for our products and services is made in their local currencies. Any of these factors could have a material adverse impact on our business and results of operations.


<

>                                   KADANT INC.

       An increasing portion of our international sales has and may in the future come from China. We are in the process of establishing an assembly facility in China for our stock-preparation equipment and related aftermarket parts. An increase in revenues, as well as operation of an assembly facility in China, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. In addition, orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased risk of cancellation prior to shipment due to payment terms that are applicable to doing business in China. The timing of these orders is often difficult to predict.

We are subject to intense competition in all our markets.

       We believe that the principal competitive factors affecting the markets for our products include quality, price, service, technical expertise, and product innovation. Our competitors include a number of large multinational corporations such as Voith Paper GmbH and Metso Corporation. Competition, especially in China, will increase as new companies enter the market and as existing competitors expand their product lines and intensify efforts within existing product lines. Competitors' technologies may prove to be superior to ours. Many of these competitors may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. In addition, our composite building products business is subject to intense competition, particularly in the decking market, from traditional wood products and other composite manufacturers, many of whom have greater financial, technical, and marketing resources than we do. As a result, we may be unable to compete successfully in this market.

Our composite building products business is a relatively new entrant into a new market. Our success will depend on our ability to manufacture and commercialize our composite building products.

       In 2000, we began to develop, produce, market, and sell composite products primarily for the building industry. Development, manufacturing, and commercialization of our composite building products require significant development and testing, and technical expertise in the formulation and manufacture of the products, and our efforts may not be successful. Further, growth of our composite building products business requires ongoing market acceptance. We expect to incur significant branding and distribution expenses to successfully market and distribute these products. Our ability to market these products successfully depends on the willingness of consumers to purchase fiber-based composite products as an alternative to traditional building products. To penetrate the market and gain market share, we need to educate consumers, including wood suppliers, distributors, contractors, and homebuilders, regarding the benefits of our fiber-based composite products over products made of wood, slate, and other traditional materials. This strategy may not be successful. We have little experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we may encounter difficulties in connection with any large-scale manufacturing or commercialization of these new products. If we are successful, our capacity may not be sufficient to meet demand without significant additional investment. In addition, the majority of our production is largely dependent upon a single piece of equipment. If that equipment were to fail for an extended period of time and spare parts or replacement equipment were not readily obtainable, it would have a material adverse effect on our revenues from this business in that period. If we were to exit this business, we would incur significant losses.

Our composite building products business may not be able to obtain effective distribution of its products.

       The composite building products business is subject to intense competition, and we rely on distributors in the building products industry to market, distribute, and sell our products. We may be unable to produce our products in sufficient quantity to interest or retain these distributors or to add new distributors. If we are unable to distribute our products effectively, our revenues will decline and we will have to incur additional expenses to market these products directly.

<

>                                   KADANT INC.

Higher interest rates could adversely affect demand for our composite building products.

       Demand for our composite building products is affected by several factors beyond our control, including weather conditions and economic conditions. Recent demand for our products has been driven, in part, by the availability of low-interest mortgage and home equity loans. An increase in interest rates or tightened credit could adversely affect demand for home remodeling projects, including demand for our products.

Seasonality and weather conditions could adversely affect our business.

       In general, the building products industry experiences seasonal fluctuations in sales, particularly in the winter and early spring, when holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. In addition, our composite building products are used or installed in outdoor construction applications, and our sales volume, bookings, gross margins, and operating income can be negatively affected by adverse weather conditions. As our business grows, we would expect our performance to reflect these seasonal variations. Operating results will tend to be lower in quarters with lower sales, which are not entirely offset by a corresponding reduction in operating costs. In addition, we may also experience lower gross profit margins in the fourth and first quarters due to seasonal incentive discounts offered to our distributors. As a result of these factors, we believe sequential period-to-period comparisons of our operating results are not reliable indicators of future performance, and the operating results for any one quarterly period may not be indicative of operating results to be expected for a full year.

The failure of our composite building products to perform over long periods of time could result in potential liabilities.

       Our composite building products are new, have not been on the market for long periods of time, and may be used in applications for which we may have little knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could adversely affect our operating results.

We are dependent on a single mill for the raw material used in our composite building products and fiber-based granules, and we may not be able to obtain raw material on commercially reasonable terms; and the manufacture of our fiber-based granules is subject to commodity price risks.

       We are dependent on a single paper mill for the fiber used in the manufacture of our composite building products and fiber-based granules. This mill has the exclusive right to supply the papermaking byproducts used in our process to manufacture the granules. Although we believe our relationship with the mill is good, the mill could decide not to renew its contract with us at the end of 2003, or may not renew on commercially reasonable terms, and we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and may prevent our products from being competitive. Our composite building products also contain plastic, which is subject to wide fluctuations in pricing, quality, and availability. Due to higher energy costs, the price of plastic has significantly increased over the last several months. We may be unable to obtain sufficient quantities at reasonable prices, which would adversely affect our profitability and ability to produce a sufficient quantity of our products or to produce our products at competitive prices.

       In addition, we use natural gas in the production of our fiber-based granular products. We manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. There can be no assurance that we will be effective in managing our exposure to natural gas price fluctuations.

<

>                                   KADANT INC.

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

       In addition, we have previously acquired several companies and businesses. As a result of these acquisitions, we have recorded significant goodwill on our balance sheet, which amounts to approximately $72.0 million as of March 29, 2003. In accordance with SFAS No. 142, we assess the carrying value of the goodwill that we have recorded at least annually or whenever events or changes in circumstances indicate that its current carrying value has diminished. These events or circumstances generally would include operating losses or a significant decline in earnings associated with the acquired business or asset. In the first quarter of 2002, we recorded an after-tax goodwill impairment charge upon the adoption of this standard of $32.8 million, consisting of $29.9 million at the Papermaking Equipment segment and $2.9 million at the Composite and Fiber-based Products segment. In accordance with SFAS No. 142, any future impairment losses identified after adoption will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows in turn depend, in part, on how well we have integrated these businesses.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

       We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. A patent relating to our fiber-based granular products expires in 2004. After that date, we could be subject to additional competition in this market, which could have an adverse effect on this business. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.

<

>                                  KADANT INC.

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

       Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which became effective in January 2000, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A significant portion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

       - failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 101;
       -   demand for and market acceptance of our products;
       - competitive pressures resulting in lower sales prices of our products;
       -   adverse changes in the pulp and paper industry;
       -   delays or problems in our introduction of new products;
       - our competitors' announcements of new products, services, or technological innovations;
       - contractual liabilities incurred by us related to guarantees of our product performance;
       - increased costs of raw materials or supplies, including the cost of energy; and
       -   changes in the timing of product orders.

Anti-takeover provisions in our charter documents and under Delaware law, our shareholder rights plan, and the potential tax effects of our spinoff from Thermo Electron could prevent or delay transactions that our shareholders may favor.

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

<

>                                   KADANT INC.

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

       The IRS has issued a ruling that no gain or loss will be recognized by us, Thermo Electron, or its shareholders upon the distribution of our common stock as of the date of the distribution, except with respect to cash received in lieu of fractional shares of our common stock and distributions of our common stock acquired by Thermo Electron within the past five years in taxable transactions. However, the distribution could become fully taxable if we, Thermo Electron, or the shareholders of Thermo Electron who received shares of our common stock in the distribution, take any of a number of actions following the distribution. We have entered into a tax matters agreement with Thermo Electron that restricts our ability to engage in these types of actions. If any conditions of the IRS ruling are not satisfied, the distribution could become taxable to the shareholders of Thermo Electron who received shares of our common stock in the distribution and/or Thermo Electron. As part of the distribution, we have agreed to indemnify Thermo Electron, but not the shareholders of Thermo Electron, for any resulting tax liability if the liability is attributable to certain acts by us.

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

<

>                                   KADANT INC.

We may have potential business conflicts of interest with Thermo Electron with respect to our past and ongoing relationships that could harm our business operations.

       Conflicts of interest may arise between Thermo Electron and us in a number of areas relating to our past and ongoing relationships, including: labor, tax, employee benefit, indemnification, and other matters arising from our separation from Thermo Electron. We may not be able to resolve any of these potential conflicts.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2002.

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

       Within the 90 days prior to the filing of this quarterly report, our chief executive officer (CEO) and chief financial officer (CFO) performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

(b)    Changes in Internal Controls

       There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation performed by our CEO and CFO.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b)    Reports on Form 8-K

       None.


<

>                                  KADANT INC.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 2003.

                            KADANT INC.

                            /s/ Thomas M. O'Brien
                            ----------------------------------------------------
                            Thomas M. O'Brien
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)



<

>                                   KADANT INC.

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

Date: May 12, 2003          /s/ William A. Rainville
                            -------------------------------
                            William A. Rainville
                            Chief Executive Officer

<

>                                   KADANT INC.

                                 CERTIFICATIONS

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

Date: May 12, 2003          /s/ Thomas M. O'Brien
                            ----------------------------------------------------
                            Thomas M. O'Brien
                            Executive Vice President and Chief Financial Officer


<

>                                   KADANT INC.

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
--------------------------------------------------------------------------------

  99 Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.