Form 10-Q
period 2003-06-28
KADANT INC
filed 2003-08-07
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 28, 2003 or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 25, 2003
     ----------------------------         ----------------------------
     Common Stock, $.01 par value                  13,618,943

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                    June 28,        December 28,
(In thousands)                                                                                          2003                2002
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $ 52,482            $ 44,429
 Accounts receivable, less allowances of $2,814 and $2,634                                            36,870              30,818
 Unbilled contract costs and fees                                                                     14,161               6,002
 Inventories (Note 5)                                                                                 32,488              29,486
 Deferred tax asset                                                                                    6,856               6,668
 Other current assets                                                                                  2,957               2,974
                                                                                                    --------            --------

                                                                                                     145,814             120,377
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               74,576              70,220
 Less: Accumulated depreciation and amortization                                                      49,363              44,759
                                                                                                    --------            --------

                                                                                                      25,213              25,461
                                                                                                    --------            --------

Other Assets                                                                                          13,758              13,458
                                                                                                    --------            --------

Goodwill                                                                                              72,618              72,221
                                                                                                    --------            --------

                                                                                                    $257,403            $231,517
                                                                                                    ========            ========


<

>
                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                    June 28,        December 28,
(In thousands except share amounts)                                                                     2003                2002
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term notes payable                                                      $    598            $    585
 Accounts payable                                                                                     23,917              18,093
 Accrued payroll and employee benefits                                                                 8,899               9,445
 Accrued warranty costs                                                                                4,917               4,310
 Customer deposits                                                                                     2,636               2,301
 Other current liabilities                                                                            14,277              10,942
                                                                                                    --------            --------

                                                                                                      55,244              45,676
                                                                                                    --------            --------

Deferred Income Taxes                                                                                  1,011                 940
                                                                                                    --------            --------

Other Long-Term Liabilities                                                                            3,044               2,763
                                                                                                    --------            --------

Long-Term Notes Payable                                                                                    -                 580
                                                                                                    --------            --------

Minority Interest                                                                                        378                 301
                                                                                                    --------            --------

Shareholders' Investment (Note 7):
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
   none issued                                                                                             -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized;
   14,049,538 and 14,045,550 shares issued                                                               140                 140
 Capital in excess of par value                                                                       96,755              98,567
 Retained earnings                                                                                   123,586             116,702
 Treasury stock at cost, 430,595 and 495,265 shares                                                  (18,171)            (20,901)
 Deferred compensation                                                                                   (92)                (27)
 Accumulated other comprehensive items (Note 2)                                                       (4,492)            (13,224)
                                                                                                    --------            --------

                                                                                                     197,726             181,257
                                                                                                    --------            --------

                                                                                                    $257,403            $231,517
                                                                                                    ========            ========











The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>
                                   KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                  -----------------------------
                                                                                                  June 28,             June 29,
(In thousands except per share amounts)                                                               2003                 2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $ 55,784             $ 46,378
                                                                                                  --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                   35,086               28,378
 Selling, general, and administrative expenses                                                      13,382               12,576
 Research and development expenses                                                                   1,310                1,152
 Restructuring and unusual items (Note 8)                                                             (180)                   -
                                                                                                  --------             --------

                                                                                                    49,598               42,106
                                                                                                  --------             --------

Operating Income                                                                                     6,186                4,272

Interest Income                                                                                        214                  623
Interest Expense                                                                                       (11)              (1,207)
Other Income (Note 10)                                                                                   -                  414
                                                                                                  --------             --------

Income Before Provision for Income Taxes and Minority Interest                                       6,389                4,102
Provision for Income Taxes                                                                           2,428                1,552
Minority Interest Expense                                                                               72                    1
                                                                                                  --------             --------

Net Income                                                                                        $  3,889             $  2,549
                                                                                                  ========             ========

Earnings per Share (Note 3):
 Basic                                                                                            $    .29             $    .20
                                                                                                  ========             ========

 Diluted                                                                                          $    .28             $    .20
                                                                                                  ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              13,601               12,446
                                                                                                  ========             ========

 Diluted                                                                                            13,908               12,661
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


<

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                  -----------------------------
                                                                                                  June 28,             June 29,
(In thousands except per share amounts)                                                               2003                 2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $107,159             $ 89,718
                                                                                                  --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                   67,294               55,565
 Selling, general, and administrative expenses                                                      26,894               25,267
 Research and development expenses                                                                   2,353                2,440
 Restructuring and unusual items (Note 8)                                                             (180)               3,637
                                                                                                  --------             --------

                                                                                                    96,361               86,909
                                                                                                  --------             --------

Operating Income                                                                                    10,798                2,809

Interest Income                                                                                        450                1,278
Interest Expense                                                                                       (28)              (2,636)
Other Income (Note 10)                                                                                   -                  461
                                                                                                  --------             --------

Income Before Provision for Income Taxes, Minority Interest, and
 Cumulative Effect of Change in Accounting Principle                                                11,220                1,912
Provision for Income Taxes                                                                           4,264                  720
Minority Interest Expense                                                                               72                    2
                                                                                                  --------             --------

Income Before Cumulative Effect of Change in Accounting Principle                                    6,884                1,190
Cumulative Effect of Change in Accounting Principle (net of
 income tax benefit of $12,420; Note 9)                                                                  -              (32,756)
                                                                                                  --------             --------

Net Income (Loss)                                                                                 $  6,884             $(31,566)
                                                                                                  ========             ========

Earnings per Share Before Cumulative Effect of Change in Accounting Principle (Note 3):
 Basic                                                                                            $    .51             $    .10
                                                                                                  ========             ========

 Diluted                                                                                          $    .50             $    .10
                                                                                                  ========             ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                                            $    .51             $  (2.56)
                                                                                                  ========             ========

 Diluted                                                                                          $    .50             $  (2.52)
                                                                                                  ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              13,588               12,343
                                                                                                  ========             ========

 Diluted                                                                                            13,837               12,508
                                                                                                  ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


<

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                                                           Six Months Ended
                                                                                                     -----------------------------
                                                                                                     June 28,             June 29,
(In thousands)                                                                                           2003                 2002
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                                                   $  6,884             $(31,566)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Noncash restructuring and unusual items                                                                -                2,441
     Gain on sale of property (Note 8)                                                                   (649)                   -
     Cumulative effect of change in accounting principle (Note 9)                                           -               32,756
     Depreciation and amortization                                                                      2,607                2,587
     Provision for losses on accounts receivable                                                           77                  129
     Minority interest expense                                                                             72                    2
     Other noncash items                                                                                  172                   58
     Changes in current accounts:
       Accounts receivable                                                                             (4,259)              11,423
       Unbilled contract costs and fees                                                                (7,725)                 703
       Inventories                                                                                     (1,440)               2,650
       Other current assets                                                                              (208)              (1,255)
       Accounts payable                                                                                 4,809               (2,373)
       Other current liabilities                                                                        2,718               (4,938)
                                                                                                     --------             --------

         Net cash provided by operating activities                                                      3,058               12,617
                                                                                                     --------             --------

Investing Activities:
 Purchases of property, plant, and equipment                                                           (1,448)              (1,348)
 Proceeds from sale of property, plant, and equipment                                                     940                   46
 Acquisition of minority interest in subsidiary                                                             -               (1,364)
 Purchases of available-for-sale investments                                                                -               (2,643)
 Proceeds from repayments of note receivable                                                                -                  200
 Other, net                                                                                              (125)                (255)
                                                                                                     --------             --------

         Net cash used in investing activities                                                           (633)              (5,364)
                                                                                                     --------             --------

Financing Activities:
 Repurchases of Company subordinated convertible debentures                                                 -              (29,290)
 Net proceeds from issuance of Company common stock in public offering                                      -               17,648
 Net proceeds from issuance of Company and subsidiary common stock                                        791                  472
 Acquisition of subsidiary common stock                                                                     -               (1,461)
 Repayments of long-term obligations                                                                     (567)                (537)
                                                                                                     --------             --------

         Net cash provided by (used in) financing activities                                              224              (13,168)
                                                                                                     --------             --------

Exchange Rate Effect on Cash                                                                            5,404                2,410
                                                                                                     --------             --------

Increase (Decrease) in Cash and Cash Equivalents                                                        8,053               (3,505)
Cash and Cash Equivalents at Beginning of Period                                                       44,429              102,807
                                                                                                     --------             --------

Cash and Cash Equivalents at End of Period                                                           $ 52,482             $ 99,302
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

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.   General

     The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at June 28, 2003, and its results of operations for the three- and six-month periods ended June 28, 2003, and June 29, 2002, and cash flows for the six-month periods ended June 28, 2003, and June 29, 2002. Interim results are not necessarily indicative of results for a full year.

     Historical financial results have been restated to reflect the adoption of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (Note 9), and SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (Note 10). The condensed consolidated balance sheet presented as of December 28, 2002, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission.

2.   Comprehensive Income (Loss)

     Comprehensive income (loss) combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts. During the second quarters of 2003 and 2002, the Company had comprehensive income of $8,870,000 and $7,045,000, respectively. During the first six months of 2003 and 2002, the Company had comprehensive income of $15,616,000 and a comprehensive loss of $27,733,000, respectively.


<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.   Earnings (Loss) per Share

     Basic and diluted earnings (loss) per share were calculated as follows:

                                                                       Three Months Ended                  Six Months Ended
                                                                    -------------------------          -------------------------
                                                                    June 28,         June 29,          June 28,         June 29,
(In thousands except per share amounts)                                 2003             2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Basic
Income Before Cumulative Effect of Change in Accounting
 Principle                                                          $  3,889         $  2,549          $  6,884         $  1,190
Cumulative Effect of Change in Accounting Principle (net
 of income tax benefit of $12,420)                                         -                -                 -          (32,756)
                                                                    --------         --------          --------         --------

Net Income (Loss)                                                   $  3,889         $  2,549          $  6,884         $(31,566)
                                                                    --------         --------          --------         --------

Weighted Average Shares                                               13,601           12,446            13,588           12,343
                                                                    --------         --------          --------         --------

Basic Earnings (Loss) per Share:
 Income Before Cumulative Effect of Change in Accounting
   Principle                                                        $    .29         $    .20          $    .51         $    .10
 Cumulative Effect of Change in Accounting Principle                       -                -                 -            (2.66)
                                                                    --------         --------          --------         --------

                                                                    $    .29         $    .20          $    .51         $  (2.56)
                                                                    ========         ========          ========         ========

Diluted
Income Before Cumulative Effect of Change in Accounting
 Principle                                                          $  3,889         $  2,549          $  6,884         $  1,190
Cumulative Effect of Change in Accounting Principle (net
 of income tax benefit of $12,420)                                         -                -                 -          (32,756)
                                                                    --------         --------          --------         --------

Net Income (Loss)                                                   $  3,889         $  2,549          $  6,884         $(31,566)
                                                                    --------         --------          --------         --------

Weighted Average Shares                                               13,601           12,446            13,588           12,343
Effect of Stock Options                                                  307              215               249              165
                                                                    --------         --------          --------         --------

Weighted Average Shares, as Adjusted                                  13,908           12,661            13,837           12,508
                                                                    --------         --------          --------         --------

Diluted Earnings (Loss) per Share:
 Income Before Cumulative Effect of Change in Accounting
   Principle                                                        $    .28         $    .20          $    .50         $    .10
 Cumulative Effect of Change in Accounting Principle                       -                -                 -            (2.62)
                                                                    --------         --------          --------        ---------

                                                                    $    .28         $    .20          $    .50         $  (2.52)
                                                                    ========         ========          ========         ========


   Options to purchase approximately 345,700 and 439,200 shares of common stock for the second quarters of 2003 and 2002, respectively, and 369,500 and 561,000 shares of common stock for the first six months of 2003 and


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

4.   Warranty Obligations

     The Company provides for the estimated cost of product warranties, primarily using historical information and estimated repair costs, at the time product revenue is recognized. In the Pulp and Papermaking Equipment and Systems segment (Papermaking Equipment segment), the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. In the Composite and Fiber-based Products segment, the Company offers a standard limited warranty on its decking and roofing products restricted to repair or replacement of the defective product or refund of the original purchase price. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required. The changes in the carrying amount of product warranties for the three and six months ended June 28, 2003, are as follows:

                                                                                Three Months Ended          Six Months Ended
(In thousands)                                                                       June 28, 2003             June 28, 2003
----------------------------------------------------------------------------------------------------------------------------

Beginning Balance                                                                          $ 4,564                   $ 4,310
 Provision charged to income                                                                   640                     1,243
 Usage                                                                                        (454)                     (924)
 Other, net (a)                                                                                167                       288
                                                                                           -------                   -------

Balance at June 28, 2003                                                                   $ 4,917                   $ 4,917
                                                                                           =======                   =======

(a) Primarily represents the effects of currency translation.

5.   Inventories

     The components of inventories are as follows:

(In thousands)                                                                       June 28, 2003             Dec. 28, 2002
----------------------------------------------------------------------------------------------------------------------------

Raw Materials and Supplies                                                                 $13,760                   $12,937
Work in Process                                                                              6,440                     6,126
Finished Goods (includes $1,398 and $954 at customer locations)                             12,288                    10,423
                                                                                           -------                   -------

                                                                                           $32,488                   $29,486
                                                                                           =======                   =======

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6. Business Segment Information

                                                                       Three Months Ended                  Six Months Ended
                                                                    -------------------------          -------------------------
                                                                    June 28,         June 29,          June 28,         June 29,
(In thousands except per share amounts)                                 2003             2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                          $50,674          $41,923          $ 96,231          $82,500
 Composite and Fiber-based Products                                    5,110            4,455            10,928            7,218
                                                                     -------          -------          --------          -------

                                                                     $55,784          $46,378          $107,159          $89,718
                                                                     =======          =======          ========          =======

Income Before Provision for Income Taxes, Minority Interest,
 and Cumulative Effect of Change in Accounting Principle (a):
   Pulp and Papermaking Equipment and Systems (b)                    $ 6,691          $ 5,024          $ 11,931          $ 6,907
   Composite and Fiber-based Products (c) (d)                            571               98               983           (2,375)
   Corporate (e)                                                      (1,076)            (850)           (2,116)          (1,723)
                                                                     -------          -------          --------          -------

   Total Operating Income                                              6,186            4,272            10,798            2,809
   Interest and Other Income (Expense), Net                              203             (170)              422             (897)
                                                                     -------          -------          --------          -------

                                                                     $ 6,389          $ 4,102          $ 11,220          $ 1,912
                                                                     =======          =======          ========          =======

Capital Expenditures:
 Pulp and Papermaking Equipment and Systems                          $   359          $   419          $    561              631
 Composite and Fiber-based Products                                      228              327               876              590
 Corporate                                                                 8                7                11              127
                                                                     -------          -------          --------          -------

                                                                         595          $   753          $  1,448          $ 1,348
                                                                     =======          =======          ========          =======



(a)  Restated in the 2002 period to reflect the reclassification to "other income" of an extraordinary item in accordance with the adoption of SFAS No. 145 resulting from repurchases of our subordinated convertible debentures (Note 10).
(b)  Includes net restructuring costs and unusual income of $180 in the three- and six-month periods ended June 28, 2003
     (Note 8), and restructuring and unusual costs of $1,998 in the six-month period ended June 29, 2002.
(c)  Includes restructuring and unusual costs of $1,639 in the six-month period ended June 29, 2002.
(d)  Includes operating income from the composite building products business of $26 and $110 in the three- and six-month periods ended June 28, 2003, respectively, and operating losses of $677 in the three-month period ended June 29, 2002, and $2,847, including restructuring and unusual costs of $1,116, in the six-month period ended June 29, 2002.
(e)  Primarily general and administrative expenses.


7.   Stock-Based Compensation

     During 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based
Compensation - Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123, "Accounting for Stock-based Compensation," which provides a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 148 and SFAS No. 123, the Company has elected to continue

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.   Stock-Based Compensation (continued)

to apply APB No. 25 to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company's financial results would have been as follows:

                                                                       Three Months Ended                   Six Months Ended
                                                                    -------------------------          -------------------------
                                                                    June 28,         June 29,          June 28,         June 29,
(In thousands except per share amounts)                                 2003             2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss):
 As reported                                                         $ 3,889          $ 2,549           $ 6,884         $(31,566)
 Deduct: Total stock-based employee compensation expense
   determined under the fair-value-based method for all
   awards, net of tax                                                   (616)            (620)           (1,285)          (1,147)
                                                                     -------          -------           -------         --------

 Pro forma                                                           $ 3,273          $ 1,929           $ 5,599         $(32,713)
                                                                     =======          =======           =======         ========

Basic Earnings (Loss) per Share:
 As reported                                                         $   .29          $   .20           $   .51         $  (2.56)
 Pro forma                                                               .24              .15               .41            (2.65)

Diluted Earnings (Loss) Per Share:
 As reported                                                         $   .28          $   .20           $   .50         $  (2.52)
 Pro forma                                                               .24              .15               .40            (2.62)

8.   Restructuring and Unusual Items

     During the second quarter of 2003, the Company recorded net restructuring costs and unusual income of $180,000. Restructuring costs of $469,000, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment's Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual income resulted from a gain of $649,000 from the sale of property, for approximately $921,000 in cash, at the same subsidiary.

     A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying consolidated balance sheet, follows:

(In thousands)                                                                        Severance
-----------------------------------------------------------------------------------------------

 Balance at December 28, 2002                                                           $    28
   Provision                                                                                469
   Usage                                                                                    (21)
   Currency translation                                                                      36
                                                                                        -------

 Balance at June 28, 2003                                                               $   512
                                                                                        =======



<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.   Restructuring and Unusual Items (continued)

     The specific restructuring measures and associated estimated costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of June 28, 2003, and anticipates that all actions related to these liabilities will be completed within a 12-month period.

9.   Goodwill and Other Intangible Assets

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible
Assets," effective December 30, 2001. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. As a result of the adoption of the standard, the Company recorded an after-tax goodwill impairment charge of $32,756,000 ($45,176,000 pre-tax), which was recorded as a cumulative effect of change in accounting principle in its restated results in the first quarter of 2002. This after-tax charge consists of $29,869,000 at the Papermaking Equipment segment (specifically at the stock-preparation reporting unit) and $2,887,000 at the Composites and Fiber-based Products segment (specifically at the fiber-based granules reporting unit). The impairment charge recorded in 2002 was primarily due to a change in methodology from the undiscounted cash flow method used in 2001 under the Company's previous accounting policy, to the discounted cash flow method used in accordance with SFAS No. 142.

10.  Recent Accounting Pronouncements

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
------------------------------------------------------------------
Statement No. 13, and Technical Corrections
-------------------------------------------

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Adoption of the standard is generally required in 2003. Under the standard, transactions initially classified by the Company as extraordinary items, such as gains and losses from the Company's early extinguishment of its convertible debentures, will no longer be treated as such, but instead will be reported as other nonoperating income or expense. The Company reclassified the gain from repurchases of its debentures in 2002 to "other income" in the accompanying statement of operations to conform to this standard.

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

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
----------------------------------------------------------------------------
Indirect Guarantees of Indebtedness of Others
---------------------------------------------

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.  Recent Accounting Pronouncements (continued)

standard did not have an effect on the Company's financial statements. See Note 4 for the Company's related disclosure requirement under this standard.

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

Overview

Company Background

     We operate in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Papermaking Equipment segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world's major paper manufacturers and, as a result, we have one of the largest installed bases of equipment in the pulp and paper industry. Our installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which we believe is less susceptible to the cyclical trends in the paper industry.

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

Overview (continued)

Pulp and Papermaking Equipment and Systems Segment

     Our Papermaking Equipment segment designs and manufactures stock-preparation systems and equipment, papermaking machine accessories, and water-management systems for the paper and paper recycling industries. Our principal products include:

     - Stock-preparation systems and equipment: custom-engineered systems and equipment for pulping, de-inking, screening, cleaning, and refining waste fiber to prepare it for entry into the paper machine during production of recycled paper;

     - Papermaking machine accessory equipment: doctoring systems and related consumables that clean papermaking rolls to keep paper machines running efficiently, and profiling systems that control moisture, web curl, and gloss during paper production; and

     - Water-management systems: equipment that is essential for the continuous cleaning of paper machine fabrics and the draining, purifying, and recycling of process water during paper sheet formation.

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

Application of Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect

<

>
                                   KADANT INC.

Overview (continued)

the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ from these estimates under different assumptions or conditions.

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

Industry and Business Outlook

     Our products are primarily sold to the pulp and paper industry. The paper industry has been in a prolonged downcycle, characterized by weak pulp and paper prices, decreased capital spending, and consolidation of companies within the industry. In response to weak market conditions, paper companies frequently reduce capacity and postpone, or even cancel, capacity addition or expansion projects. These trends, along with paper companies' actions to quickly idle their paper machines to adjust supply and demand, have adversely affected our business. Over the long term, as the markets recover, we expect that consolidation in the paper industry and improved capacity management will have a positive effect on paper companies' financial performance and, in turn, will be favorable to both paper companies and their suppliers, such as Kadant.

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

     Despite the challenging industry environment, we are pursuing several market opportunities. In the last several years, China has become a significant market for our products. Revenues from China primarily arise from large capital orders, the timing of which is often difficult to predict. To capitalize on this growing market, we are in the process of establishing an assembly facility in China for our stock-preparation equipment and related aftermarket products. During the first half of 2003, we received orders from China of approximately $17 million for stock-preparation equipment (approximately $16 million and $1 million in the first and second quarters of 2003, respectively). We expect to receive additional orders from China during the balance of the year, although not necessarily at this level.

     In the second quarter of 2003, on a consolidated basis, total Company bookings decreased by 11% to $43.4 million (including a 5% increase from the favorable effect of currency translation) versus a year ago. The decrease in bookings largely resulted from a 9% decrease in orders (including a 6% increase due to the favorable effect of currency translation) at the Papermaking Equipment segment, primarily in the stock preparation product line. Bookings in this product line continue to be hampered by tight capital spending due to sluggish industry conditions in both North America and Europe, and were also affected by the expected decrease in orders from China in the second quarter of 2003, as noted above.



<

>
                                   KADANT INC.

Overview (continued)

     We have also continued to invest in our composite building products business, which, we believe, provides us with another internal growth opportunity. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products, especially in light of the phase-out of pressure-treated lumber that contains chromated copper arsenate (CCA), a potentially harmful preservative. We are continuing our marketing program for our composite building products and are expanding our distribution network, with numerous distribution centers carrying our products throughout the U.S. An unusually long winter, followed by a wet spring in much of the U.S., delayed the start of the building season and contributed to an increase in inventory levels, just as we improved our capacity and operating rates at our Green Bay, Wisconsin, facility. Most, but not all, of our distributors have worked through their inventory and are now reordering, as evidenced by an increase in bookings to $2.8 million in the second quarter of 2003, from a relatively low level of $1.4 million in the first quarter of 2003. We believe our largest distributor still has sufficient inventory levels, as it has not placed orders in significant amounts in 2003. We expect to reduce our operating rates at the Green Bay facility in the third quarter of 2003, as we believe that we currently have sufficient inventory to meet customer demands. In addition, the price of plastic used in our composite products dramatically increased in the first half of 2003, although it has recently returned to more traditional levels. Plastic is the largest cost in the manufacture of our composite products, and this increase, along with lower overhead absorption due to the anticipated lower production levels, will have a significant impact on our profitability in the composite building products business for the remainder of 2003, particularly in the third quarter of 2003, when products manufactured using the higher-cost plastic will be sold. In addition, our composite products business has recently experienced an increase in warranty claims. A continued increase in warranty claims would also have an adverse impact on the profitability of this business. These factors considered, we expect the composite building products business to report an operating loss of $300,000 to $400,000 in the third quarter of 2003, and about the same loss for all of 2003. Revenues are expected to be $3 to $4 million in the third quarter of 2003, and $13 to $15 million for the year.

     Factoring in our current booking levels, and the probable timing of orders from China in the second half of 2003, we expect to earn, on a consolidated GAAP (generally accepted accounting principles) basis, from $.17 to $.19 per diluted share, on revenues of $44 to $46 million in the third quarter of 2003. For the full year, we are maintaining our earlier consolidated earnings guidance of $.84 to $.92 per diluted share (on a GAAP basis), on revenues of $195 to $200 million (changed from $190 to $200 million). We are also factoring in the continued uncertainty in the worldwide economy and in the paper industry
- the net effect being lower sequential earnings in the third quarter of 2003.

Results of Operations

Second Quarter 2003 Compared With Second Quarter 2002
-----------------------------------------------------

Revenues

     Revenues increased to $55.8 million in the second quarter of 2003 from $46.4 million in the second quarter of 2002, an increase of $9.4 million, or 20%. Revenues in 2003 include the favorable effect of currency translation of $3.3 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

     Pulp and Papermaking Equipment and Systems Segment. Revenues at the Papermaking Equipment segment increased to $50.7 million in the second quarter of 2003 compared with $41.9 million in the second quarter of 2002, an increase of $8.8 million, or 21%. Revenues in 2003 include a 13% increase from internal growth and an 8% increase from the favorable effect of currency translation described above, all of which occurred in this segment. Revenues from the segment's stock-preparation equipment product line increased by $8.1 million, or 42%, in 2003 primarily as a result of a 31% increase from internal growth, due primarily to an increase in sales to China, and an 11% increase from the favorable effect of currency translation. Revenues from the segment's accessories and water-management product lines increased in 2003 by $0.5 million, or 4%, and $0.2 million, or 3%, respectively, primarily due to an increase from

<

>
                                   KADANT INC.

Second Quarter 2003 Compared With Second Quarter 2002 (continued)
-----------------------------------------------------

the favorable effect of currency translation. The net increase of 4% in the accessories product line included a decrease due to declines in demand in Europe and North America as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization.

     Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $5.1 million in the second quarter of 2003 from $4.5 million in 2002, as a result of an increase of $1.2 million in sales of our composite building products due to higher demand resulting from our increased marketing efforts and expansion of our distribution channels. This increase was slightly offset by a decrease in revenues from our fiber-based granular products of $0.6 million in the second quarter of 2003 compared with the second quarter of 2002 primarily due to a decrease in sales of our granules for home lawn and garden use to a large customer.

Gross Profit Margin

     Gross profit margin decreased to 37% in the second quarter of 2003 from 39% in the second quarter of 2002. The gross profit margin at the Papermaking Equipment segment decreased to 37% in 2003 from 40% in the second quarter of 2002 primarily due to an overall change in product mix to a higher percentage of lower-margin capital equipment revenues, offset slightly by an increase in parts and consumables gross profit margins. The gross profit margin at the Composite and Fiber-based Products segment increased to 37% in the second quarter of 2003 from 32% in the second quarter of 2002 primarily as a result of efficiencies associated with higher levels of production of our composite building products and higher net prices, offset in part by higher costs of plastic used in production and higher-than-expected warranty provisions for composite products made during the quarter. The price of plastic used to produce our composite products increased dramatically in the first half of the year, although it has recently returned to more traditional levels. We expect that our gross profit margins in the third quarter of 2003 will be adversely affected by the higher plastic costs and reduced operating rates, as previously mentioned. If plastic prices were to further increase from their current levels during the remainder of 2003, the gross profit margins at this segment would continue to be adversely affected. In addition, a continued increase in warranty claims would also adversely the gross profit margins at this segment. Gross profit margins from our fiber-based granular products decreased slightly as a result of an increase in the cost of natural gas used in our production process.

Operating Expenses

     Selling, general, and administrative expenses as a percentage of revenues were 24% in the second quarter of 2003 compared with 27% in the second quarter of 2002 due to the increase in revenues. Selling, general, and administrative expenses increased to $13.4 million in 2003 from $12.6 million in 2002 primarily due to an increase of $0.6 million from the unfavorable effect of foreign currency translation at the Papermaking Equipment segment.

     Research and development expenses as a percentage of revenues were 2% in the second quarters of 2003 and 2002. Research and development expenses increased to $1.3 million in 2003 compared with $1.2 million in 2002, primarily at the Papermaking Equipment segment due to the unfavorable effect of foreign currency translation at the Papermaking Equipment segment.

Restructuring and Unusual Items

     During the second quarter of 2003, we recorded net restructuring costs and unusual income of $0.2 million. Restructuring costs of $0.5 million, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment's Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. We estimate annual savings from these actions of approximately $0.4 million primarily in cost of revenues beginning in the latter part of 2003. Unusual income resulted from a gain of $0.6 million from the sale of property, for approximately $0.9 million in cash, at the same subsidiary (Note 8).


<

>
                                   KADANT INC.

Second Quarter 2003 Compared With Second Quarter 2002 (continued)
-----------------------------------------------------

Interest Income and Expense

     Interest income decreased to $0.2 million in the second quarter of 2003 from $0.6 million in the second quarter of 2002 primarily due to lower average invested balances. The decrease in average invested balances primarily relates to the repurchase and redemption of our subordinated convertible debentures in 2002, offset in part by proceeds received from our June 2002 public stock offering.

     Interest expense decreased to $11,000 in the second quarter of 2003 from $1.2 million in the second quarter of 2002 as a result of the redemption and repurchases of our subordinated convertible debentures in 2002. We expect interest expense will be significantly lower throughout 2003 compared with 2002 due to the redemption of the debentures.

Income Taxes

     Our effective tax rate was 38% in the second quarters of 2003 and 2002.
The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

First Six Months 2003 Compared With First Six Months 2002
----------------------------------------------------------

Revenues

     Revenues increased to $107.2 million in the first six months of 2003 from $89.7 million in the first six months of 2002, an increase of $17.5 million, or 19%. Revenues in 2003 include the favorable effect of currency translation of $5.4 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

     Pulp and Papermaking Equipment and Systems Segment. Revenues at the Papermaking Equipment segment increased to $96.2 million in the first six months of 2003 compared with $82.5 million in the first six months of 2002, an increase of $13.7 million, or 17%. Revenues in 2003 include a 10% increase from internal growth and a 7% increase from the favorable effect of currency translation described above, all of which occurred in this segment. Revenues from the segment's stock-preparation equipment product line increased by $14.0 million, or 37%, in 2003 as a result of a 28% increase from internal growth primarily due to an increase in sales to China and, to a lesser extent, a 9% increase from the favorable effect of currency translation. The net increase in internal growth included decreases in sales in Europe and North America due to continued market weakness. Revenues from the segment's accessories product line increased slightly in 2003 by $0.2 million, or 1%, due to a 6% increase from the favorable effect of currency translation, largely offset by decreases in demand in North America and Europe as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization. Revenues from the segment's water management product line decreased $0.4 million, or 2%, primarily due to machine shutdowns and mill closures in North America and Europe as previously discussed, offset in part by a 2% increase from the favorable effect of currency translation.

     Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $10.9 million in the first six months of 2003 from $7.2 million in 2002 as a result of a $4.5 million increase in sales of our composite building products due to higher demand resulting from our winter buy discount program, increased marketing efforts, and expansion of our distribution channels. This increase was slightly offset by a decrease in revenues from our fiber-based granular products of $0.8 million in the first six months of 2003 compared with the first six months of 2002 primarily due to a decrease in revenues from our granules used in home lawn and garden and cat-box filler products.



<

>
                                   KADANT INC.

First Six Months 2003 Compared With First Six Months 2002 (continued)
---------------------------------------------------------

Gross Profit Margin

     Gross profit margin decreased to 37% in the first six months of 2003 from 38% in the first six months of 2002. The gross profit margin at the Papermaking Equipment segment decreased to 38% in 2003 from 39% in 2002 primarily due to an overall change in product mix to a higher percentage of lower-margin capital equipment revenues, offset in part by an increase in parts and consumables gross profit margins. The gross profit margin at the Composite and Fiber-based Products segment increased to 35% in the first six months of 2003 from 26% in the first six months of 2002 due to the reasons discussed in the results of operations for the second quarter of 2003.

Operating Expenses

     Selling, general, and administrative expenses as a percentage of revenues were 25% in the first six months of 2003 compared with 28% in the first six months of 2002 due to the increase in revenues. Selling, general, and administrative expenses increased to $26.9 million in 2003 from $25.3 million in 2002 primarily due to an increase of $1.3 million from the unfavorable effects of foreign currency translation at the Papermaking Equipment segment.

     Research and development expenses as a percentage of revenues were 2% in the first six months of 2003 compared with 3% in the first six months of 2002 primarily due to the increase in revenues.

Restructuring and Unusual Items

     During the first six months of 2003, we recorded net restructuring costs and unusual income of $0.2 million. Restructuring costs of $0.5 million, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment's Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual income resulted from a gain of $0.6 million from the sale of property, for approximately $0.9 million in cash, at the same subsidiary (Note 8).

     During the first six months of 2002, we recorded restructuring and unusual costs of $3.6 million. Restructuring costs of $1.0 million, which were accounted for in accordance with Emerging Issues Task Force Pronouncement No. 94-3, related to severance costs for 62 employees across all functions primarily at the Papermaking Equipment segment, 60 of whom were terminated as of June 29, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $2.6 million include noncash charges of $2.4 million for asset writedowns, consisting of $1.0 million for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment, and $1.4 million for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $0.2 million for related disposal and facility-closure costs. We believe we achieved annual savings of approximately $4.5 million ($1.7 million in cost of revenues; $2.3 million in selling, general, and administrative expenses; and $0.5 million in research and development expenses) from these actions beginning in the first six months of 2002.

Interest Income and Expense

     Interest income decreased to $0.5 million in the first six months of 2003 from $1.3 million in the first six months of 2002 primarily due to lower average invested balances. The decrease in average invested balances primarily relates to the repurchase and redemption of our subordinated convertible debentures in 2002, offset in part by proceeds received from our June 2002 public stock offering.

     Interest expense decreased to $28,000 in the first six months of 2003 from $2.6 million in the first six months of 2002 as a result of the repurchases and redemption of our subordinated convertible debentures in 2002.


<

>
                                   KADANT INC.

First Six Months 2003 Compared With First Six Months 2002 (continued)
---------------------------------------------------------

Income Taxes

     Our effective tax rate was 38% in the first six months of 2003 and 2002. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

Cumulative Effect of Change in Accounting Principle

     In accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets," which we adopted as of December 30, 2001, we recorded a transitional goodwill impairment charge in our restated results in the first quarter of 2002, representing the cumulative effect of a change in accounting principle of $32.8 million (consisting of $29.9 million at the Papermaking Equipment segment and $2.9 million at the Composite and Fiber-based Products segment), net of income tax benefit of $12.4 million. The impairment charge recorded in 2002 was primarily due to a change in methodology from the undiscounted cash flow method used in 2001 under our previous accounting policy, to the discounted cash flow method used in accordance with SFAS No. 142 (Note
9).

Liquidity and Capital Resources

     Consolidated working capital was $90.6 million at June 28, 2003, compared with $74.7 million at December 28, 2002. Included in working capital are cash and cash equivalents of $52.5 million at June 28, 2003, compared with $44.4 million at December 28, 2002. Of the total cash and cash equivalents at June 28, 2003, $7.7 million was held by a majority-owned subsidiary, and the remainder was held by our wholly owned subsidiaries and us. At June 28, 2003, $34.8 million of cash and cash equivalents was held by our foreign subsidiaries.

     During the first six months of 2003, cash of $3.1 million was provided by operating activities, compared with $12.6 million in the first six months of 2002. Cash of $7.7 million was used by an increase in unbilled contract costs and fees due to the timing of progress billings on large contracts. Cash of $4.3 million was also used by an increase in accounts receivable due to the timing of cash receipts. In addition, an increase in inventories used cash of $1.4 million in 2003 as a result of our efforts to match inventory levels with expected demand at the Composite and Fiber-based Products segment, offset in part by a decrease in inventory at the Papermaking Equipment segment. An increase in accounts payable provided a source of cash of $4.8 million in 2003 primarily at the Papermaking Equipment segment due to the timing of payments. In addition, an increase of $2.7 million in cash resulted from an increase in other accrued liabilities, primarily due to an increase in accrued income taxes and, to a lesser extent, proceeds received from the settlement of a forward foreign currency hedge contract.

     Our investing activities used $0.6 million of cash in the first six months of 2003, compared with $5.4 million in the first six months of 2002. During the first six months of 2003, we purchased property, plant, and equipment for $1.4 million, including $0.8 million at our composite building products business.

     Our financing activities provided cash of $0.2 million in the first six months of 2003, compared with a use of cash of $13.2 million in the first six months of 2002. During the first six months of 2003, proceeds of $0.8 million from the issuance of common stock in connection with our employee stock option and stock purchase plans were largely offset by the repayment of $0.6 million of long-term notes payable.

     In May 2003, our board of directors authorized the repurchase of up to $25 million of our equity securities in the open market or in negotiated transactions through May 15, 2004. As of June 28, 2003, all $25 million authorized remained unused.

     At June 28, 2003, we had $42.1 million of unremitted foreign earnings that could be subject to tax if remitted to the U.S. Our practice is to reinvest indefinitely the earnings of certain of our international subsidiaries. We do not expect that this will have a material adverse effect on our current liquidity.



<

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

     Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2003 for property, plant, and equipment of approximately $2.6 million, including $1.2 million at our composite building products business. We no longer expect to expand our Green Bay facility in 2003, although we do expect to make significant investments in production equipment. In addition, we are planning to establish an assembly facility in China to support our stock-preparation equipment business. We presently estimate that the facility will be operational in mid-2004 and that the costs to establish this new facility, most of which we expect to incur in 2004, could range from $2 to $3 million.

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

     We sell products primarily to the pulp and paper industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. The global pulp and paper industry has been in a prolonged downcycle, resulting in depressed pulp and paper prices, decreased spending, mill closures, consolidations, and bankruptcies, all of which have adversely affected our business. The pulp and paper industry has been affected by higher energy prices and slowing economies in North America and Europe. As paper companies continue to consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. The financial condition of the pulp and paper industry may not improve in the near future, and the severity of the downturn could expand to our Asian business.

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

Risk Factors (continued)

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

     In 2000, we began to develop, produce, market, and sell composite products primarily for the building industry. Development, manufacturing, and commercialization of our composite building products require significant development and testing, and technical expertise in the formulation and manufacture of the products, and our efforts may not be successful. Further, growth of our composite building products business requires ongoing market acceptance. We expect to incur significant expenses to successfully market and distribute these products. Our ability to market these products successfully depends on the willingness of consumers to purchase fiber-based composite products as an alternative to traditional building products. To penetrate the market and gain market share, we need to educate consumers, including wood suppliers, distributors, contractors, and homebuilders, regarding the benefits of our fiber-based composite products over products made of wood, slate, and other traditional materials. This strategy may not be successful. We have little experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we may encounter difficulties in connection with any large-scale manufacturing or commercialization of these new products. If we are successful, our capacity may not be sufficient to meet demand without significant additional investment. In addition, the majority of our production is largely dependent upon a single piece of equipment. If that equipment were to fail for an extended period of time and spare parts or replacement equipment were not readily obtainable, it would have a material adverse effect on our revenues from this business in that period. If we were to exit this business, we would incur significant losses.

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

Risk Factors (continued)

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

     We are dependent on a single paper mill for the fiber used in the manufacture of our composite building products and fiber-based granules. This mill has the exclusive right to supply the papermaking byproducts used in our process to manufacture the granules. Although we believe our relationship with the mill is good, the mill could decide to terminate its relationship with us, and we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and may prevent our products from being competitive. Our composite building products also contain plastic, which is subject to wide fluctuations in pricing, quality, and availability. Due to higher energy costs, the price of plastic significantly increased in early 2003, although it has recently returned to more traditional levels. In the future, we may be unable to obtain sufficient quantities at reasonable prices, which would adversely affect our profitability and ability to produce a sufficient quantity of our products or to produce our products at competitive prices.

     In addition, we use natural gas in the production of our fiber-based granular products. We manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase a portion of our natural gas requirements from a supplier. There can be no assurance that we will be effective in managing our exposure to natural gas price fluctuations.

<

>
                                   KADANT INC.

Risk Factors (continued)

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

     In addition, we have previously acquired several companies and businesses. As a result of these acquisitions, we have recorded significant goodwill on our balance sheet, which amounted to approximately $72.6 million as of June 28, 2003. In accordance with SFAS No. 142, we assess the carrying value of the goodwill that we have recorded at least annually or whenever events or changes in circumstances indicate that its current carrying value has diminished. These events or circumstances generally would include operating losses or a significant decline in earnings associated with the acquired business or asset. In the first quarter of 2002, we recorded an after-tax goodwill impairment charge upon the adoption of this standard of $32.8 million, consisting of $29.9 million at the Papermaking Equipment segment and $2.9 million at the Composite and Fiber-based Products segment. In accordance with SFAS No. 142, any future impairment losses identified after adoption will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows in turn depend, in part, on how well we have integrated these businesses.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

     We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. A patent relating to our fiber-based granular products expires in 2004. After that date, we could be subject to additional competition in this market, which could have an adverse effect on this business. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or to proceed in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.

<

>
                                   KADANT INC.

Risk Factors (continued)

     We seek to protect trade secrets and proprietary know-how, in part, through confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors.

     Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. We could incur substantial costs and diversion of management resources to defend these claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

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

Risk Factors (continued)

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

Risk Factors (continued)

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

Item 4 - Controls and Procedures
--------------------------------

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, together with the participation of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 28, 2003. Based on this evaluation, our CEO and CFO concluded that, as of June 28, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to Kadant, including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(d)  Changes in Internal Controls Over Financial Reporting

     During the period ended June 28, 2003, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     On May 15, 2003, at the annual meeting of shareholders, the shareholders elected two incumbent directors, Dr. John K. Allen and Mr. Francis L. McKone, to the class of directors whose three-year term expires at Kadant's annual meeting of the shareholders in 2006. Dr. Allen received 12,667,091 shares voted in favor of his election and 215,454 shares voted against. Mr. McKone received 12,326,888 shares voted in favor of his election and 555,657 shares voted against.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     See Exhibit Index on the page immediately preceding exhibits.



<

>
                                   KADANT INC.

Item 6 - Exhibits and Reports on Form 8-K (continued)
-----------------------------------------

(b)  Reports on Form 8-K

     On April 11, 2003, we furnished a Current Report on Form 8-K, dated April 10, 2003, under Item 9 - Regulation FD Disclosure (Information Furnished Pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition"), containing a copy of a press release issued on April 10, 2003, relating to our composite building products business.

     On April 28, 2003, we filed a Current Report on Form 8-K, dated April 28, 2003, under Item 5 - Other Events regarding a press release issued on April 28, 2003, relating to listing of our common stock on the New York Stock Exchange.

     On April 30, 2003, we furnished a Current Report on Form 8-K, dated
April 30, 2003, under Item 9 - Regulation FD Disclosure (Information Furnished Pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition"), containing a copy of a press release issued on April 30, 2003, announcing our financial results for the fiscal quarter ended March 29, 2003.

<

>
                                   KADANT INC.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 2003.

                            KADANT INC.

                            /s/ Thomas M. O'Brien
                            ----------------------------------------------------
                            Thomas M. O'Brien
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)



<

>
                                   KADANT INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------
31.1           Certification of the Principal Executive Officer of the
               Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
               Securities Exchange Act of 1934, as amended.

31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32 Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.