Form 10-Q
period 2003-09-27
KADANT INC
filed 2003-11-07
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 27, 2003 or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 24, 2003
----------------------------                     -------------------------------
Common Stock, $.01 par value                               13,653,786

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------


                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                               September 27,        December 28,
(In thousands)                                                                                          2003                2002
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $ 65,687            $ 44,429
 Accounts receivable, less allowances of $2,698 and $2,634                                            30,991              30,818
 Unbilled contract costs and fees                                                                      3,836               6,002
 Inventories (Note 5)                                                                                 31,061              29,486
 Deferred tax asset                                                                                    7,046               6,668
 Other current assets                                                                                  2,442               2,974
                                                                                                    --------            --------

                                                                                                     141,063             120,377
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               74,008              70,220
 Less: Accumulated depreciation and amortization                                                      48,941              44,759
                                                                                                    --------            --------

                                                                                                      25,067              25,461
                                                                                                    --------            --------

Other Assets                                                                                          13,584              13,458
                                                                                                    --------            --------

Goodwill                                                                                              72,598              72,221
                                                                                                    --------            --------

                                                                                                    $252,312            $231,517
                                                                                                    ========            ========


<

>
                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                               September 27,        December 28,
(In thousands except share amounts)                                                                     2003                2002
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term notes payable                                                      $    598            $    585
 Accounts payable                                                                                     19,373              18,093
 Accrued payroll and employee benefits                                                                 8,682               9,445
 Accrued warranty costs                                                                                4,934               4,310
 Accrued income taxes                                                                                  4,673               1,404
 Customer deposits                                                                                     2,034               2,301
 Other current liabilities                                                                            10,348               9,538
                                                                                                    --------            --------

                                                                                                      50,642              45,676
                                                                                                    --------            --------

Deferred Income Taxes                                                                                  1,007                 940
                                                                                                    --------            --------

Other Long-Term Liabilities                                                                            2,870               2,763
                                                                                                    --------            --------

Long-Term Notes Payable                                                                                    -                 580
                                                                                                    --------            --------

Minority Interest                                                                                        369                 301
                                                                                                    --------            --------

Shareholders' Investment (Note 7):
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued                                                                                            -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized;
    14,049,538 and 14,045,550 shares issued                                                              140                 140
 Capital in excess of par value                                                                       95,746              98,567
 Retained earnings                                                                                   126,249             116,702
 Treasury stock at cost, 395,752 and 495,265 shares                                                  (16,702)            (20,901)
 Deferred compensation                                                                                   (61)                (27)
 Accumulated other comprehensive items (Note 2)                                                       (7,948)            (13,224)
                                                                                                    --------            --------

                                                                                                     197,424             181,257
                                                                                                    --------            --------

                                                                                                    $252,312            $231,517
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

<

>
                                   KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                             ----------------------------------
                                                                                             September 27,        September 28,
(In thousands except per share amounts)                                                               2003                 2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $ 45,906             $ 50,084
                                                                                                  --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                   27,768               31,576
 Selling, general, and administrative expenses                                                      12,775               12,490
 Research and development expenses                                                                   1,149                1,149
 Restructuring and unusual items (Note 8)                                                              157                  101
                                                                                                  --------             --------

                                                                                                    41,849               45,316
                                                                                                  --------             --------

Operating Income                                                                                     4,057                4,768

Interest Income                                                                                        243                  676
Interest Expense                                                                                       (11)              (1,084)
Other Income (Note 10)                                                                                   -                    8
                                                                                                  --------             --------

Income Before Provision for Income Taxes and Minority Interest                                       4,289                4,368
Provision for Income Taxes                                                                           1,630                1,660
Minority Interest (Income) Expense                                                                      (4)                   1
                                                                                                  --------             --------

Net Income                                                                                        $  2,663             $  2,707
                                                                                                  ========             ========

Earnings per Share (Note 3):
 Basic                                                                                            $    .20             $    .20
                                                                                                  ========             ========

 Diluted                                                                                          $    .19             $    .20
                                                                                                  ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              13,632               13,547
                                                                                                  ========             ========

 Diluted                                                                                            14,041               13,716
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


<

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                             ----------------------------------
                                                                                             September 27,        September 28,
(In thousands except per share amounts)                                                               2003                 2002
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $153,065             $139,802
                                                                                                  --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                   95,062               87,141
 Selling, general, and administrative expenses                                                      39,669               37,757
 Research and development expenses                                                                   3,502                3,589
 Restructuring and unusual items (Note 8)                                                              (23)               3,738
                                                                                                  --------             --------

                                                                                                   138,210              132,225
                                                                                                  --------             --------

Operating Income                                                                                    14,855                7,577

Interest Income                                                                                        693                1,954
Interest Expense                                                                                       (39)              (3,720)
Other Income (Note 10)                                                                                   -                  469
                                                                                                  --------             --------

Income Before Provision for Income Taxes, Minority Interest, and
 Cumulative Effect of Change in Accounting Principle                                                15,509                6,280
Provision for Income Taxes                                                                           5,894                2,380
Minority Interest Expense                                                                               68                    3
                                                                                                  --------             --------

Income Before Cumulative Effect of Change in Accounting Principle                                    9,547                3,897
Cumulative Effect of Change in Accounting Principle (net of
 income tax benefit of $12,420; Note 9)                                                                  -              (32,756)
                                                                                                  --------             --------

Net Income (Loss)                                                                                 $  9,547             $(28,859)
                                                                                                  ========             ========

Earnings per Share Before Cumulative Effect of Change in Accounting
 Principle (Note 3):
  Basic                                                                                           $    .70             $    .31
                                                                                                  ========             ========

  Diluted                                                                                         $    .69             $    .30
                                                                                                  ========             ========

Earnings (Loss) per Share (Note 3):
  Basic                                                                                           $    .70             $  (2.26)
                                                                                                  ========             ========

  Diluted                                                                                         $    .69             $  (2.24)
                                                                                                  ========             ========

Weighted Average Shares (Note 3):
  Basic                                                                                             13,602               12,744
                                                                                                  ========             ========

  Diluted                                                                                           13,905               12,911
                                                                                                  ========             ========



The accompanying notes are an integral part of these condensed consolidated financial statements.


<

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                                                        Nine Months Ended
                                                                                                ----------------------------------
                                                                                                September 27,        September 28,
(In thousands)                                                                                           2003                 2002
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                                                   $  9,547             $(28,859)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Cumulative effect of change in accounting principle (Note 9)                                          -               32,756
      Noncash restructuring and unusual items                                                               -                2,441
      Gain on sale of property (Note 8)                                                                  (649)                   -
      Depreciation and amortization                                                                     3,855                3,893
      Provision for losses on accounts receivable                                                          57                  233
      Minority interest expense                                                                            68                    3
      Other items                                                                                         459                  231
      Changes in current accounts:
        Accounts receivable                                                                             1,191                9,225
        Unbilled contract costs and fees                                                                2,460               (3,404)
        Inventories                                                                                      (329)               5,352
        Other current assets                                                                             (301)              (1,259)
        Accounts payable                                                                                  524                1,155
        Other current liabilities                                                                       3,129               (4,593)
                                                                                                     --------             --------

          Net cash provided by operating activities                                                    20,011               17,174
                                                                                                     --------             --------

Investing Activities:
 Purchases of property, plant, and equipment                                                           (2,570)              (2,215)
 Proceeds from sale of property, plant, and equipment (Note 8)                                            942                  118
 Acquisition of minority interest in subsidiary                                                             -               (1,364)
 Purchases of available-for-sale investments                                                                -               (2,302)
 Proceeds from repayments of note receivable                                                                -                  200
 Other, net                                                                                              (202)                (296)
                                                                                                     --------             --------

          Net cash used in investing activities                                                        (1,830)              (5,859)
                                                                                                     --------             --------

Financing Activities:
 Repurchases of Company subordinated convertible debentures                                                 -              (31,369)
 Net proceeds from issuance of Company common stock in public offering                                      -               17,648
 Net proceeds from issuance of Company and subsidiary common stock                                      1,165                  472
 Acquisition of subsidiary common stock                                                                     -               (1,461)
 Repayments of long-term obligations                                                                     (567)                (537)
                                                                                                     --------             --------

          Net cash provided by (used in) financing activities                                             598              (15,247)
                                                                                                     --------             --------

Exchange Rate Effect on Cash                                                                            2,479                2,866
                                                                                                     --------             --------

Increase (Decrease) in Cash and Cash Equivalents                                                       21,258               (1,066)
Cash and Cash Equivalents at Beginning of Period                                                       44,429              102,807
                                                                                                     --------             --------

Cash and Cash Equivalents at End of Period                                                           $ 65,687             $101,741
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

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.     General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "us," "our," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 27, 2003, and its results of operations for the three- and nine-month periods ended September 27, 2003, and September 28, 2002, and cash flows for the nine-month periods ended September 27, 2003, and September 28, 2002. Interim results are not necessarily indicative of results for a full year.

       Historical financial results have been restated to reflect the adoption of the Financial Accounting Standards Board's (FASB's) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (Note 9), and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (Note 10). The condensed consolidated balance sheet presented as of December 28, 2002, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission.

2.     Comprehensive Income (Loss)

       Comprehensive income (loss) combines net income (loss) and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts. During the third quarters of 2003 and 2002, the Company had a comprehensive loss of $793,000 and comprehensive income of $4,023,000, respectively. During the first nine months of 2003 and 2002, the Company had comprehensive income of $14,823,000 and a comprehensive loss of $23,751,000, respectively.


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.     Earnings (Loss) per Share

       Basic and diluted earnings (loss) per share were calculated as follows:

                                                                     Three Months Ended                 Nine Months Ended
                                                               ------------------------------    -------------------------------
                                                               September 27,    September 28,     September 27,    September 28,
(In thousands except per share amounts)                                 2003             2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Basic
Income Before Cumulative Effect of Change in Accounting
 Principle                                                           $ 2,663          $ 2,707           $ 9,547         $  3,897
Cumulative Effect of Change in Accounting Principle (net
 of income tax benefit of $12,420)                                         -                -                 -          (32,756)
                                                                     -------          -------           -------         --------

Net Income (Loss)                                                    $ 2,663          $ 2,707           $ 9,547         $(28,859)
                                                                     -------          -------           -------         --------

Weighted Average Shares                                               13,632           13,547            13,602           12,744
                                                                     -------          -------           -------         --------

Basic Earnings (Loss) per Share:
 Income Before Cumulative Effect of Change in Accounting
   Principle                                                         $   .20          $   .20           $   .70         $    .31
 Cumulative Effect of Change in Accounting Principle                       -                -                 -            (2.57)
                                                                     -------          -------           -------         --------

                                                                     $   .20          $   .20           $   .70         $  (2.26)
                                                                     =======          =======           =======         ========

Diluted
Income Before Cumulative Effect of Change in Accounting
 Principle                                                           $ 2,663          $ 2,707           $ 9,547         $  3,897
Cumulative Effect of Change in Accounting Principle (net
 of income tax benefit of $12,420)                                         -                -                 -          (32,756)
                                                                     -------          -------           -------         --------

Net Income (Loss)                                                    $ 2,663          $ 2,707           $ 9,547         $(28,859)
                                                                     -------          -------           -------         --------

Weighted Average Shares                                               13,632           13,547            13,602           12,744
Effect of Stock Options                                                  409              169               303              167
                                                                     -------          -------           -------         --------

Weighted Average Shares, as Adjusted                                  14,041           13,716            13,905           12,911
                                                                     -------          -------           -------         --------

Diluted Earnings (Loss) per Share:
 Income Before Cumulative Effect of Change in Accounting
   Principle                                                         $   .19          $   .20           $   .69         $    .30
 Cumulative Effect of Change in Accounting Principle                       -                -                 -            (2.54)
                                                                     -------          -------           -------        ---------
                                                                     $   .19          $   .20           $   .69         $  (2.24)
                                                                     =======          =======           =======         ========


      Options to purchase approximately 304,200 and 400,700 shares of common stock for the third quarters of 2003 and 2002, respectively, and 347,800 and 507,600 shares of common stock for the first nine months of 2003 and 2002,


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

4.     Warranty Obligations

       The Company provides for the estimated cost of product warranties, primarily using historical information and estimated repair costs, at the time product revenue is recognized. In the Pulp and Papermaking Equipment and Systems segment (Papermaking Equipment segment), the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. In the Composite and Fiber-based Products segment, the Company offers a standard limited warranty on its composite building products restricted to repair or replacement of the defective product or refund of the original purchase price. Composite building products are new and the Company has limited historical experience from which to estimate product warranty costs. These products experienced a significant increase in warranty claims in the second and third quarters of 2003 versus historical claim rates. Accordingly, the Company has increased its estimated costs of product warranties for this business and recorded related warranty expenses of $621,000 and $1,098,000 in the three- and nine-month periods ended September 27, 2003, respectively. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required. The changes in the carrying amount of product warranties for the three- and nine-month periods ended September 27, 2003, are as follows:

                                                                                Three Months Ended         Nine Months Ended
(In thousands)                                                                  September 27, 2003        September 27, 2003
----------------------------------------------------------------------------------------------------------------------------

Beginning Balance                                                                          $ 4,917                   $ 4,310
 Provision charged to income                                                                   793                     2,036
 Usage                                                                                        (658)                   (1,582)
 Other, net (a)                                                                               (118)                      170
                                                                                           -------                   -------

Ending Balance                                                                             $ 4,934                   $ 4,934
                                                                                           =======                   =======

(a) Primarily represents the effects of currency translation.

5.      Inventories

        The components of inventories are as follows:

(In thousands)                                                                  September 27, 2003         December 28, 2002
----------------------------------------------------------------------------------------------------------------------------

Raw Materials and Supplies                                                                 $12,646                   $12,937
Work in Process                                                                              6,945                     6,126
Finished Goods (includes $1,432 and $954 at customer locations)                             11,470                    10,423
                                                                                           -------                   -------

                                                                                           $31,061                   $29,486
                                                                                           =======                   =======

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6. Business Segment Information

                                                                     Three Months Ended                Nine Months Ended
                                                               ------------------------------     ----------------------------
                                                               September 27,    September 28,     September 27,  September 28,
(In thousands except per share amounts)                                 2003             2002              2003           2002
------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                          $42,023          $46,322          $138,254       $128,822
 Composite and Fiber-based Products                                    3,883            3,762            14,811         10,980
                                                                     -------          -------          --------       --------

                                                                     $45,906          $50,084          $153,065       $139,802
                                                                     =======          =======          ========       ========

Income Before Provision for Income Taxes, Minority Interest,
 and Cumulative Effect of Change in Accounting Principle (a):
  Pulp and Papermaking Equipment and Systems (b)                     $ 5,702          $ 5,839          $ 17,633       $ 12,746
  Composite and Fiber-based Products (c) (d)                            (669)            (272)              314         (2,647)
  Corporate (e)                                                         (976)            (799)           (3,092)        (2,522)
                                                                     -------          -------          --------       --------

  Total Operating Income                                               4,057            4,768            14,855          7,577
  Interest and Other Income (Expense), Net                               232             (400)              654         (1,297)
                                                                     -------          -------          --------       --------

                                                                     $ 4,289          $ 4,368          $ 15,509       $  6,280
                                                                     =======          =======          ========       ========

Capital Expenditures:
 Pulp and Papermaking Equipment and Systems                          $   537          $   266          $  1,098       $    897
 Composite and Fiber-based Products                                      585              583             1,461          1,173
 Corporate                                                                 -               18                11            145
                                                                     -------          -------          --------       --------

                                                                     $ 1,122          $   867          $  2,570       $  2,215
                                                                     =======          =======          ========       ========


(a)  Restated in the 2002 period to reflect the reclassification to "other income" of an extraordinary item in accordance with the adoption of SFAS No. 145 resulting from repurchases of our subordinated convertible debentures (Note 10).
(b)  Includes restructuring costs of $157 in the three-month period ended September 27, 2003 (Note 8), net restructuring costs and unusual income of $23 in the nine-month period ended September 27, 2003 (Note 8), and restructuring and unusual costs of $2,099 in the nine-month period ended September 28, 2002.
(c)  Includes restructuring and unusual costs of $1,639 in the nine-month period ended September 28, 2002.
(d)  Includes operating losses from the composite building products business of $771 and $661 in the three- and nine-month periods ended September 27, 2003, respectively; $376 in the three-month period ended September 28, 2002; and $3,285, including restructuring and unusual costs of $1,178, in the nine-month period ended September 28, 2002.
(e)  Primarily general and administrative expenses.

7.     Stock-Based Compensation

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123, "Accounting for Stock-based Compensation," which provides a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 148 and SFAS No. 123, the Company has elected to

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.     Stock-Based Compensation (continued)

continue to apply APB No. 25 to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company's financial results would have been as follows:

                                                                     Three Months Ended                  Nine Months Ended
                                                               ------------------------------     ------------------------------
                                                               September 27,    September 28,     September 27,    September 28,
(In thousands except per share amounts)                                 2003             2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss):
 As reported                                                         $ 2,663          $ 2,707           $ 9,547         $(28,859)
 Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  for all awards, net of tax                                            (617)            (692)           (1,902)          (1,839)
                                                                     -------          -------           -------         --------

 Pro forma                                                           $ 2,046          $ 2,015           $ 7,645         $(30,698)
                                                                     =======          =======           =======         ========

Basic Earnings (Loss) per Share:
 As reported                                                         $   .20          $   .20           $   .70         $  (2.26)
 Pro forma                                                               .15              .15               .56            (2.41)

Diluted Earnings (Loss) Per Share:
 As reported                                                         $   .19          $   .20           $   .69         $  (2.24)
 Pro forma                                                               .15              .15               .55            (2.38)

8.     Restructuring and Unusual Items

       During the first nine months of 2003, the Company recorded net restructuring and unusual income of $23,000, including $626,000 of restructuring costs and $649,000 of unusual income as detailed below.

       During the second quarter of 2003, the Company recorded restructuring costs of $469,000, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment's Kadant Lamort subsidiary. During the third quarter of 2003, the Company recorded an additional $157,000 of costs related to this restructuring activity. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for the Company's products. During the second quarter of 2003, unusual income resulted from a gain of $649,000 from the sale of property, for approximately $921,000 in cash, at the same subsidiary.






<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.     Restructuring and Unusual Items (continued)

       A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying consolidated balance sheet, follows:

(In thousands)                                                                        Severance
-----------------------------------------------------------------------------------------------

 Balance at December 28, 2002                                                            $   28
    Provision                                                                               626
    Usage                                                                                   (21)
    Currency translation                                                                     (7)
                                                                                         ------

 Balance at September 27, 2003                                                           $  626
                                                                                         ======

       The specific restructuring measures and associated estimated costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of September 27, 2003, and anticipates that all actions related to these liabilities will be completed within a 12-month period from the date the restructuring actions were taken.

9.     Goodwill and Other Intangible Assets

       The Company adopted SFAS No. 142, "Goodwill and Other Intangible
Assets," effective December 30, 2001. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired. As a result of the adoption of the standard, the Company recorded an after-tax goodwill impairment charge of $32,756,000 ($45,176,000 pre-tax), which was recorded as a cumulative effect of change in accounting principle in its restated results in the first quarter of 2002. This after-tax charge consists of $29,869,000 at the Papermaking Equipment segment (specifically at the stock-preparation reporting unit) and $2,887,000 at the Composite and Fiber-based Products segment (specifically at the fiber-based granules reporting unit). The impairment charge recorded in 2002 was primarily due to a change in methodology from the undiscounted cash flow method used in 2001 under the Company's previous accounting policy, to the discounted cash flow method used in accordance with SFAS No. 142.

10.    Recent Accounting Pronouncements

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
----------------------------------------------------------------------------
No. 13, and Technical Corrections
---------------------------------

       In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Adoption of the standard generally is required in 2003. Under the standard, transactions initially classified by the Company as extraordinary items, such as gains and losses from the Company's early extinguishment of its convertible debentures, will no longer be treated as such, but instead will be reported as other nonoperating income or expense. The Company reclassified the gain from repurchases of its debentures in the 2002 periods to "other income" in the accompanying consolidated statements of income and operations to conform to this standard.

Accounting for Revenue Arrangements with Multiple Deliverables
--------------------------------------------------------------

       In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The provisions of EITF No. 00-21 are required

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Recent Accounting Pronouncements (continued)

to be adopted for revenue arrangements entered into by the Company in fiscal periods beginning after June 15, 2003, although early adoption was permitted. EITF No. 00-21 addresses arrangements with customers that have multiple deliverables, such as equipment and installation, and provides guidance as to when recognition of revenue for each deliverable is appropriate. Adoption of this standard in the third quarter of 2003 did not have a material effect on the Company's financial statements.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
----------------------------------------------------------------------------
Indirect Guarantees of Indebtedness of Others
---------------------------------------------

       In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard did not have an effect on the Company's consolidated financial statements. See Note 4 for the Company's related disclosure requirement under this standard.

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

Overview

Company Background

       We operate in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Papermaking Equipment segment, we develop, manufacture, and market a range of equipment for the worldwide papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world's major paper manufacturers and, as a result, we have one of the largest installed bases of equipment in the pulp and paper industry. Our installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which we believe, is less susceptible to the cyclical trends in the paper industry.

       Through our Composite and Fiber-based Products segment, we develop, manufacture, and market composite products made from recycled fiber and plastic, primarily for the building industry, and manufacture and sell granules derived from pulp fiber for use as carriers for agricultural; home lawn and garden; and professional lawn, turf, and ornamental applications.


<

>
                                   KADANT INC.

Overview (continued)

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

Pulp and Papermaking Equipment and Systems Segment

       Our Papermaking Equipment segment consists of three primary product lines: stock-preparation systems and equipment, papermaking machine accessories, and water-management systems. Our principal products include:

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

Composite and Fiber-Based Products Segment

       Our Composite and Fiber-based Products segment consists of two product lines: composite building products and fiber-based granular products. Our principal products include:

       - Composite building products: decking, railing systems, and roof tiles that we develop and produce from a combination of recycled fiber, plastic, and other materials, and market primarily to the building industry; and

       - Fiber-based granular products: biodegradable, absorbing granules that we produce from papermaking byproducts for use as carriers for agricultural; home lawn and garden; and professional lawn, turf, and ornamental applications.

International Sales

       During the first nine months of 2003, approximately 56% of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.



<

>
                                   KADANT INC.

Overview (continued)

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

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. The paper industry has been in a prolonged downcycle, characterized by weak pulp and paper prices, decreased capital spending, and consolidation of companies within the industry. In response to weak market conditions, paper companies have reduced capacity and postponed, or even canceled, capacity addition or expansion projects. These trends, along with paper companies' actions to more quickly idle their paper machines to adjust supply to demand, have adversely affected our business. Over the long term, as the markets recover, we expect that consolidation in the paper industry and improved capacity management will have a positive effect on paper companies' financial performance and, in turn, will be favorable to both paper companies and their suppliers, such as Kadant.

       In addition, there has been a significant amount of downtime in North America and Europe in the pulp and paper industry in the last few years. This, coupled with weak economic conditions in the paper industry, has produced a difficult market environment resulting in deferrals of capital projects by paper companies and pricing pressure in some of our product lines. To mitigate the effects of these difficult market conditions, we are concentrating our efforts on several initiatives intended to improve our operating results, including focusing on higher-margin parts and consumables businesses across all our product lines, sourcing the manufacture of non-proprietary components from third-party suppliers, shifting more production to our lower-cost manufacturing facilities, and lowering our manufacturing overhead costs throughout the business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       Despite the challenging industry environment, we are pursuing several market opportunities. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we are in the process of establishing an assembly facility in China for this equipment and related aftermarket products, as well as for our accessories and water-management products. During the first nine months of 2003, revenues from China for stock-preparation equipment increased almost $12 million over the comparable period last year. Revenues from China primarily arise from large capital orders, the timing of which is often difficult to predict.

       In the third quarter of 2003, our consolidated bookings increased by 15% to $47.2 million (including a 5% increase from the favorable effect of currency translation) versus the third quarter a year ago. The increase in bookings largely resulted from a 14% increase in orders (including a 5% increase due to the favorable effect of currency translation) at the Papermaking Equipment segment, primarily in the stock-preparation equipment product line. Bookings in this product line were led by stronger orders from China and Europe during the quarter versus the same

<

>
                                   KADANT INC.

Overview (continued)

period last year, but continue to be hampered by tight capital spending due to sluggish industry conditions in North America.

       We have also continued to invest in our composite building products business, which, we believe, provides us with another internal growth opportunity. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products. We continue to focus on expanding our distribution network, with numerous distribution centers now carrying our composite decking products throughout the U.S., and have recently launched an incentive program to further expand our dealer base.

       An unusually long winter, followed by a wet spring in much of the U.S. in 2003, delayed the start of the building season. This situation contributed to an increase in inventory levels throughout the distribution chain, just as we increased capacity and operating rates at our facility in Green Bay, Wisconsin. Certain of our distributors chose to work down their inventory in the third quarter of 2003, which had an adverse impact on sales. We believe that sales in the fourth quarter of 2003 will be weak as distributors continue to work down their inventory levels, and due to the seasonality of the business. We will also curtail production at the Green Bay facility in the fourth quarter of 2003, as we believe that we have sufficient inventory to meet current customer demand. In addition, our composite building products business has recently experienced a significant increase in warranty claims associated with our decking products, which had an adverse impact on the profitability of this business beginning in the second quarter of 2003. Accordingly, we have increased our estimated costs of product warranties for this business and recorded related warranty expenses of $0.6 million and $1.1 million in the three- and nine-month periods ended September 27, 2003, respectively. The lower overhead absorption due to the anticipated lower sales and production levels, reduced pricing due to our winter-buy discount program, as well as the increase in warranty expense as a percentage of revenues over last year, will have a significant impact on our profitability in the composite building products business for the remainder of 2003. In addition, the price of plastic used in the production of our composite building products dramatically increased in the first half of 2003, although it has returned to more traditional levels. Higher-than-expected warranty claims and/or an increase in the price of plastic would have an adverse impact on the future profitability of this business. These factors considered, we expect our composite building products business to report, on a GAAP (generally accepted accounting principles) basis, an operating loss of $1.0 to $1.3 million, on revenues of $1.8 to $2.3 million, in the fourth quarter of 2003, and an operating loss of $1.7 to $2.0 million, on revenues of $12.1 to $12.6 million, for the year.

       Factoring in our higher booking levels at the Papermaking Equipment segment and the anticipated operating loss at the composite building products business, we expect to earn, on a consolidated GAAP basis, from $.15 to $.17 per diluted share, on revenues of $45 to $47 million in the fourth quarter of 2003. For the full year, we expect to earn $.84 to $.86 per diluted share (changed from $.84 to $.92 per diluted share), on a GAAP basis, on revenues of $198 to $200 million (changed from $195 to $200 million).

Results of Operations

Third Quarter 2003 Compared With Third Quarter 2002
---------------------------------------------------

Revenues

       Revenues decreased to $45.9 million in the third quarter of 2003 from $50.1 million in the third quarter of 2002, a decrease of $4.2 million, or 8%. Revenues in 2003 include the favorable effect of currency translation of $2.2 million (or 5%) due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

       Pulp and Papermaking Equipment and Systems Segment. Revenues at the Papermaking Equipment segment decreased to $42.0 million in the third quarter of 2003 compared with $46.3 million in the third quarter of 2002, a

<

>
                                   KADANT INC.

Third Quarter 2003 Compared With Third Quarter 2002 (continued)
---------------------------------------------------

decrease of $4.3 million, or 9%. The decline in 2003 includes a 14% decrease in revenues primarily at our stock-preparation equipment product line, offset in part by a 5% increase from the favorable effect of currency translation. Revenues from the segment's stock-preparation equipment product line decreased by $5.4 million, or 22%, in 2003 as a result of a 27% decrease in revenues from Europe and China, primarily as a result of the timing of large orders, offset in part by a 5% increase from the favorable effect of currency translation. Revenues from the segment's water-management product line increased by $1.1 million, or 16%, in 2003 primarily due to increased sales in North America. The segment's accessories product line revenues decreased $0.1 million in 2003 due to a 6% decrease in demand in North America and Europe as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization, which was almost entirely offset by an increase from the favorable effect of currency translation.

       Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $3.9 million in the third quarter of 2003 from $3.8 million in 2002 as a result of an increase of $0.4 million in revenues from our fiber-based granular products due to an increase in sales of our granules for home lawn and garden use to a large customer. This increase was almost entirely offset by a decrease in sales of our composite building products due to weaker-than-expected demand during the third quarter of 2003 as a result of the higher-than-expected inventory levels at the distributors primarily due to the unusually long winter and wet spring in 2003.

Gross Profit Margin

       Gross profit margin increased to 40% in the third quarter of 2003 from 37% in the third quarter of 2002. The gross profit margin at the Papermaking Equipment segment increased to 42% in 2003 from 38% in the third quarter of 2002 primarily due to an increase in capital equipment gross profit margins and, to a lesser extent, an overall change in product mix to a larger proportion of higher-margin parts and consumables revenues compared to last year. The gross profit margin at the Composite and Fiber-based Products segment decreased to 11% in the third quarter of 2003 from 27% in the third quarter of 2002 primarily as a result of higher-than-expected warranty costs of $0.6 million and lower sales and production volumes. The composite building products business has experienced a significant increase in warranty costs for our decking products in the second and third quarters of 2003, which has adversely affected gross profit margins at this segment. The anticipated lower sales and production volumes, reduced pricing due to the winter-buy discount program, as well as the increase in warranty expense as a percentage of revenues over last year, will continue to adversely affect gross profit margins in the fourth quarter of 2003. Gross profit margins from our fiber-based granular products decreased slightly as a result of an increase in the cost of natural gas used in our production process in 2003 compared with 2002.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the third quarter of 2003 compared with 25% in the third quarter of 2002 primarily due to the decrease in revenues. Selling, general, and administrative expenses increased to $12.8 million in 2003 from $12.5 million in 2002 primarily due to an increase of $0.6 million from the unfavorable effect of foreign currency translation at the Papermaking Equipment segment, offset in part by a decrease in internal expenses resulting from our ongoing efforts to reduce costs.

       Research and development expenses as a percentage of revenues were 3% in the third quarter of 2003 compared with 2% in the third quarter of 2002 due to the decrease in revenues.

Restructuring and Unusual Items

       During the third quarter of 2003, we recorded additional restructuring costs of $0.2 million related to the restructuring actions taken during the second quarter of 2003 (Note 8).




<

>
                                   KADANT INC.

Third Quarter 2003 Compared With Third Quarter 2002 (continued)
---------------------------------------------------

       During the third quarter of 2002, we recorded additional restructuring costs of $0.1 million related to the restructuring actions taken in the first quarter of 2002 as described in the results of operations for the first nine months of 2003 compared with the first nine months of 2002.

Interest Income and Expense

       Interest income decreased to $0.2 million in the third quarter of 2003 from $0.7 million in the third quarter of 2002 primarily due to lower average invested balances. The decrease in average invested balances primarily relates to the use of cash to repurchase and redeem our subordinated convertible debentures in 2002, offset in part by cash generated from operating activities in the third quarter of 2003.

       Interest expense decreased to $11,000 in the third quarter of 2003 from $1.1 million in the third quarter of 2002 as a result of the redemption and repurchases of our subordinated convertible debentures in 2002. We expect interest expense will be significantly lower for the remainder of 2003 compared with 2002 due to the redemption of our debentures.

Income Taxes

       Our effective tax rate was 38% in both the third quarter of 2003 and 2002. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

First Nine Months 2003 Compared With First Nine Months 2002
------------------------------------------------------------

Revenues

       Revenues increased to $153.1 million in the first nine months of 2003 from $139.8 million in the first nine months of 2002, an increase of $13.3 million, or 9%. Revenues in 2003 include the favorable effect of currency translation of $7.6 million (or 5%) due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

       Pulp and Papermaking Equipment and Systems Segment. Revenues at the Papermaking Equipment segment increased to $138.3 million in the first nine months of 2003 compared with $128.8 million in the first nine months of 2002, an increase of $9.5 million, or 7%. The increase in revenues in 2003 includes a 6% increase from the favorable effect of currency translation and a 1% increase in revenues primarily at the stock-preparation equipment product line. Revenues from the segment's stock-preparation equipment product line increased by $8.6 million, or 14%, in 2003 as a result of an 8% increase from the favorable effect of currency translation and a 6% increase primarily due to an increase in sales from China, offset in part by lower sales from Europe and North America due to continued market weakness. Revenues from the segment's water-management product line increased $0.7 million, or 3%, in 2003 primarily due to a 2% increase from the favorable effect of currency translation, as well as a 1% increase in sales from North America. Revenues from the segment's accessories product line increased by $0.1 million in 2003, due to a 6% increase from the favorable effect of currency translation, which was almost entirely offset by decreases in demand in North America and Europe as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization.

       Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $14.8 million in the first nine months of 2003 from $11.0 million in 2002 as a result of a $4.3 million increase in sales of our composite building products in the first half of 2003 resulting from our winter-buy discount program, increased marketing efforts, and expansion of our distribution channels, offset in part by weaker-than-expected demand in the third quarter of 2003 as a result of the higher-than-expected inventory levels at the distributors primarily due to the unusually long winter and wet spring in 2003. Revenues at our fiber-based granular products

<

>
                                   KADANT INC.

First Nine Months 2003 Compared With First Nine Months 2002 (continued)
-----------------------------------------------------------

business decreased $0.5 million in the first nine months of 2003 compared with the first nine months of 2002 primarily due to a decrease in revenues from our cat-box filler product.

Gross Profit Margin

       Gross profit margin remained constant at 38% in the first nine months of 2003 and 2002. The gross profit margin at the Papermaking Equipment segment remained constant at 39% in 2003 and 2002. The gross profit margin at the Composite and Fiber-based Products segment increased to 28% in the first nine months of 2003 from 26% in the first nine months of 2002. The higher gross profit margin in 2003 was primarily due to an increase in revenues at the composite building products business, offset in part by higher-than-expected warranty costs of $1.1 million and, to a lesser extent, the higher costs of plastic used in production. In addition, the increase in the gross profit margin at this segment was offset by an increase in the cost of natural gas used in the production of our fiber-based granules.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 26% in the first nine months of 2003 compared with 27% in the first nine months of 2002 due to the increase in revenues in the 2003 period. Selling, general, and administrative expenses increased to $39.7 million in 2003 from $37.8 million in 2002 primarily due to an increase of $2.0 million from the unfavorable effects of foreign currency translation at the Papermaking Equipment segment.

       Research and development expenses as a percentage of revenues were 2% in the first nine months of 2003 compared with 3% in the first nine months of 2002 primarily due to the increase in revenues in the 2003 period.

Restructuring and Unusual Items

       During the first nine months of 2003, we recorded net restructuring costs and unusual income of $23,000. Restructuring costs of $0.6 million, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment's Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. We estimate annual savings from these actions of approximately $0.4 million, primarily in cost of revenues, beginning in the fourth quarter of 2003. Unusual income resulted from a gain of $0.6 million from the sale of property, for approximately $0.9 million in cash, at the same subsidiary (Note 8).

       During the first nine months of 2002, we recorded restructuring and unusual costs of $3.7 million. Restructuring costs of $1.1 million, which were accounted for in accordance with Emerging Issues Task Force Pronouncement No. 94-3, related to severance costs for 68 employees across all functions primarily at the Papermaking Equipment segment, all of whom were terminated as of September 28, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $2.6 million include noncash charges of $2.4 million for asset writedowns, consisting of $1.4 million for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment and $1.0 million for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment; and $0.2 million for related disposal and facility-closure costs. We believe we achieved annual savings of approximately $4.5 million ($1.7 million in cost of revenues; $2.3 million in selling, general, and administrative expenses; and $0.5 million in research and development expenses) from these actions beginning in the second quarter of 2002.

Interest Income and Expense

       Interest income decreased to $0.7 million in the first nine months of 2003 from $2.0 million in the first nine months of 2002 primarily due to lower average invested balances. The decrease in average invested balances resulted

<

>
                                   KADANT INC.

First Nine Months 2003 Compared With First Nine Months 2002 (continued)
-----------------------------------------------------------

primarily from the use of cash to repurchase and redeem our subordinated convertible debentures in 2002, offset in part by proceeds received from our June 2002 public stock offering and cash generated from operating activities in the first nine months of 2003.

       Interest expense decreased to $39,000 in the first nine months of 2003 from $3.7 million in the first nine months of 2002 as a result of the repurchases and redemption of our subordinated convertible debentures in 2002.

Income Taxes

       Our effective tax rate was 38% in both the first nine months of 2003 and 2002. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

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

Liquidity and Capital Resources

       Consolidated working capital was $90.4 million at September 27, 2003, compared with $74.7 million at December 28, 2002. Included in working capital are cash and cash equivalents of $65.7 million at September 27, 2003, compared with $44.4 million at December 28, 2002. Of the total cash and cash equivalents at September 27, 2003, $7.7 million was held by a majority-owned subsidiary, and the remainder was held by our wholly owned subsidiaries and us. At September 27, 2003, $35.9 million of cash and cash equivalents was held by our foreign subsidiaries.

       During the first nine months of 2003, cash of $20.0 million was provided by operating activities, compared with $17.2 million in the first nine months of 2002. Cash of $2.5 million was provided by a decrease in unbilled contract costs and fees due to the timing of progress billings on large contracts at the Papermaking Equipment segment. Cash of $1.2 million was also provided by a decrease in accounts receivable due to the timing of cash receipts at the Papermaking Equipment segment. In addition, an increase in inventories used cash of $0.3 million in 2003 as a result of an increase in finished goods inventory at the Composite and Fiber-based Products segment, offset in part by a decrease in inventory levels at the Papermaking Equipment segment. An increase in accounts payable provided a source of cash of $0.5 million in 2003 primarily at the Papermaking Equipment segment due to the timing of payments. In addition, an increase of $3.1 million in cash resulted from an increase in other current liabilities, primarily due to an increase in accrued income taxes, proceeds received from the settlement of a forward foreign currency hedge contract and, to a lesser extent, an increase in accrued warranty costs.

       Our investing activities used $1.8 million of cash in the first nine months of 2003, compared with $3.6 million in the first nine months of 2002 (excluding available-for-sale investment activity). During the first nine months of 2003, we purchased property, plant, and equipment for $2.6 million, including $1.3 million at our composite building products business, offset in part by proceeds of $0.9 million received from the sale of property (Note 8).

       Our financing activities provided cash of $0.6 million in the first nine months of 2003, compared with a use of cash of $15.2 million in the first nine months of 2002. During the first nine months of 2003, we received proceeds of $1.2 million from the issuance of common stock in connection with our employee stock option and stock purchase plans, which were offset in part by the repayments of $0.6 million of long-term notes payable.


<

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

       In May 2003, our board of directors authorized the repurchase of up to $25.0 million of our equity securities in the open market or in negotiated transactions through May 15, 2004. As of November 6, 2003, no purchases had been made under this authorization.

       At September 27, 2003, we had $44.1 million of unremitted foreign earnings that could be subject to tax if remitted to the U.S. Our practice is to reinvest indefinitely the earnings of our international subsidiaries. We do not expect that this will have a material adverse effect on our current liquidity.

       Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2003 for property, plant, and equipment of approximately $1.6 million, including $0.7 million at our composite building products business. We no longer expect to expand our Green Bay, Wisconsin, composites facility in 2003. We have made significant investments in production equipment and currently believe that we have sufficient manufacturing capacity at that facility to meet demand in 2004. We are establishing an assembly facility in China to support our stock-preparation equipment business. We presently estimate that the China facility will be operational in mid-2004 and that the costs to establish this new facility, most of which we expect to incur in 2004, could range from $2.0 to $3.0 million.

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

       We sell products primarily to the pulp and paper industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. The global pulp and paper industry has been in a prolonged downcycle, resulting in depressed pulp and paper prices, decreased spending, mill closures, consolidations, and bankruptcies, all of which have adversely affected our business. The pulp and paper industry has also been affected by higher energy prices and slowing economies in North America and Europe. In response to weak market conditions, paper companies frequently reduce capacity and postpone, or even cancel, capacity addition or expansion projects, increase papermaking machine downtime, or close mills. The financial condition of the pulp and paper industry may not improve in the near future, and the severity of the downturn could expand to our Asian business.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

       During the first nine months of 2003, approximately 56% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

       - agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
       -   foreign customers may have longer payment cycles;
       - foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose


<

>
                                   KADANT INC.

Risk Factors (continued)

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

       An increasing portion of our international sales has and may in the future come from China. We are in the process of establishing an assembly facility in China for our stock-preparation equipment and related aftermarket parts. An increase in revenues in China, as well as the operation of an assembly facility there, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased risk of cancellation prior to shipment due to payment terms that are applicable to doing business in China. In addition, the timing of these orders is often difficult to predict.

We are subject to intense competition in all our markets.

       We believe that the principal competitive factors affecting the markets for our products include quality, price, service, technical expertise, and product innovation. Our competitors include a number of large multinational corporations such as Voith Paper GmbH and Metso Corporation. Competition, especially in China, is increasing as new companies enter the market and as existing competitors expand their product lines and intensify efforts within existing product lines. Competitors' technologies may prove to be superior to ours. Many of these competitors may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. In addition, our composite building products business is subject to intense competition, particularly in the decking market, from traditional wood products and other composite manufacturers, many of whom have greater financial, technical, and marketing resources than we do. As a result, we may be unable to compete successfully in this market.

Our composite building products business is a relatively new entrant into a new market. Our success will depend on our ability to manufacture and commercialize our composite building products.

       In 2000, we began to develop, produce, market, and sell composite products primarily for the building industry. Development, manufacturing, and commercialization of our composite building products require significant technical expertise and testing of their formulation and manufacturing processes, and our efforts may not be successful. Further, growth of our composite building products business requires ongoing market acceptance. We expect to incur significant expenses to successfully market and distribute these products. Our ability to market these products successfully depends on the willingness of consumers to purchase fiber-based composite products as an alternative to traditional building products. To penetrate the market and gain market share, we need to educate consumers, including wood suppliers, distributors, contractors, and homebuilders, regarding the benefits of our fiber-based composite products over products made of wood, slate, and other traditional materials. This strategy may not be successful. We have little experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we may encounter difficulties in connection with any large-scale manufacturing or commercialization of these new products. If we are successful, our capacity may not be sufficient to meet demand without significant additional investment. In addition, the majority of our production is largely dependent upon a single piece of equipment. If that equipment were to fail for an extended period of time and spare parts or replacement equipment were not readily obtainable, it would have a material adverse effect on our revenues from this business in that period. If we were to exit this business, we would incur significant losses.



<

>
                                   KADANT INC.

Risk Factors (continued)

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

       Demand for our composite building products is affected by several factors beyond our control, including economic conditions. Recent demand for our products has been driven, in part, by the availability of low-interest mortgage and home equity loans. An increase in interest rates or tightened credit could adversely affect demand for home remodeling projects, including demand for our products.

Seasonality and weather conditions could adversely affect our business.

       In general, the building products industry experiences seasonal fluctuations in sales, particularly in the winter and early spring, when holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. In addition, our composite building products are used or installed in outdoor construction applications, and our sales volume, bookings, gross margins, and operating income can be negatively affected by adverse weather. We expect our performance to reflect these seasonal variations. Operating results will tend to be lower in quarters with lower sales, which are not entirely offset by a corresponding reduction in operating costs. In addition, we may also experience lower gross profit margins in the fourth and first quarters due to seasonal incentive discounts offered to our distributors. As a result of these factors, we believe sequential period-to-period comparisons of our operating results are not reliable indicators of future performance, and the operating results for any one quarterly period may not be indicative of operating results to be expected for a full year.

The failure of our composite building products to perform could result in potential liabilities.

       Our composite building products are new, have not been on the market for long periods of time, and may be used in applications for which we may have little knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could adversely affect our operating results. We have recently experienced a significant increase in warranty claims and warranty expense related to our composite decking products. A continued increase in warranty claims or expenses and/or failure of our products to perform or to be accepted in the marketplace will have an adverse impact on the profitability of our business.

We are dependent on a single mill for the raw material used in our composite building products and fiber-based granules, and we may not be able to obtain raw material on commercially reasonable terms; and the manufacture of our fiber-based granules is subject to commodity price risks.

       We are dependent on a single paper mill for the fiber used in the manufacture of our composite building products and fiber-based granules. This mill has the exclusive right to supply the papermaking byproducts used in our process to manufacture the granules. Although we believe our relationship with the mill is good, the mill could decide to terminate its relationship with us, and we would be forced to find an alternative supply for this raw material. We

<

>
                                   KADANT INC.

Risk Factors (continued)

may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and may prevent our products from being competitive. Our composite building products also contain plastic, which is subject to wide fluctuations in pricing, quality, and availability. Due to higher energy costs, the price of plastic significantly increased in early 2003, although it has returned to more traditional levels. In the future, we may be unable to obtain sufficient quantities at reasonable prices, which would adversely affect our profitability and ability to produce a sufficient quantity of our products or to produce our products at competitive prices.

       In addition, we use natural gas in the production of our fiber-based granular products. We manage our exposure to natural gas price fluctuations by entering into forward contracts to purchase a portion of our natural gas requirements from a supplier. There can be no assurance that we will be effective in managing our exposure to natural gas price fluctuations.

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

       In addition, we have previously acquired several companies and businesses. As a result of these acquisitions, we have recorded significant goodwill on our balance sheet, which amounted to approximately $72.6 million as of September 27, 2003. In accordance with SFAS No. 142, we assess the carrying value of the goodwill that we have recorded at least annually or whenever events or changes in circumstances indicate that its current carrying value has diminished. These events or circumstances generally would include operating losses or a significant decline in earnings associated with the acquired business or asset. In the first quarter of 2002, we recorded an after-tax goodwill impairment charge upon the adoption of this standard of $32.8 million, consisting of $29.9 million at the Papermaking Equipment segment and $2.9 million at the Composite and Fiber-based Products segment. In accordance with SFAS No. 142, any future impairment losses identified after adoption will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows, in turn, depend partly on how well we have integrated these businesses.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

       We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the

<

>
                                   KADANT INC.

Risk Factors (continued)

rights under these patents may not provide us with competitive advantages. A patent relating to our fiber-based granular products expires in mid-2004. After that date, we could be subject to additional competition in this market, which could have an adverse effect on this business. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or to proceed in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.

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

       Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which became effective in January 2000, we cannot reliably predict future revenues and profitability. Unexpected changes may cause us to adjust our operations. A significant portion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

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

-

<

>
                                   KADANT INC.

Risk Factors (continued)

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

       The tax treatment of the distribution of our common stock by Thermo Electron under the Internal Revenue Code and regulations promulgated thereunder could also serve to discourage an acquisition of our company. An acquisition of our Company could result in federal tax liability being imposed on Thermo Electron and, in more limited circumstances, on shareholders of Thermo Electron who received shares of our common stock in the distribution, if the acquisition was determined to be pursuant to an overall plan that existed at the time of the distribution (which took place in 2001). As part of the distribution, we have agreed to indemnify Thermo Electron, but not the shareholders of Thermo Electron, for any resulting tax liability if the tax liability is attributable to certain acts by us, including an acquisition of our company. The prospect of that tax liability and our indemnification obligation may have anti-takeover effects.

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


<

>
                                   KADANT INC.

Risk Factors (continued)

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

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

       Our management, with the participation of our chief executive officer
(CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 27, 2003. Based on this evaluation, our CEO and CFO concluded that, as of September 27, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)    Changes in Internal Controls Over Financial Reporting

       During the period ended September 27, 2003, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.


<

>
                                   KADANT INC.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

       On July 24, 2003, we furnished a Current Report on Form 8-K, dated July 23, 2003, under Item 9 - Regulation FD Disclosure (Information Furnished Pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition"), containing a copy of a press release issued on July 23, 2003, announcing our financial results for the fiscal quarter ended June 28, 2003.

<

>
                                   KADANT INC.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 2003.

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