Form 10-K
period 2004-01-03
KADANT INC
filed 2004-03-17
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

(mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number 1-11406

KADANT INC.

(Exact name of Registrant as specified in Its charter)

Delaware	52-1762325
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Acton Place, Suite 202 Acton, Massachusetts	01720
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 776-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 27, 2003, was approximately $246,891,000.

As of March 1, 2004, the registrant had 14,230,408 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004, are incorporated by reference into Part III of Form 10-K. A copy of this document can be obtained at no cost by calling the Company at (978) 776-2000.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended January 3, 2004

Kadant Inc.	2003 Annual Report

PART I

Item 1.    Business

Introduction

The Company was incorporated in Delaware in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, we completed an initial public offering of a portion of our outstanding common stock. On July 12, 2001, the Company changed its name to Kadant Inc. from Thermo Fibertek Inc. In August 2001, Thermo Electron disposed of its remaining equity interest in Kadant by means of a stock dividend to its shareholders. In May 2003, we moved the listing of our common stock to the New York Stock Exchange, where it continues to trade under the symbol KAI.

The terms “we,” “us,” “our,” “Registrant,” or “Company” in this Report refer to Kadant Inc. and its consolidated subsidiaries.

Description of Our Business

We are a leading supplier of equipment used in the global papermaking and paper recycling industry and also a manufacturer of composite building materials. We operate in two segments: (1) Pulp and Papermaking Equipment and Systems and (2) Composite and Fiber-based Products. We aggregate into segments our businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

Pulp and Papermaking Equipment and Systems

Our Pulp and Papermaking Equipment and Systems segment has a well-established and long history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or their predecessor companies have been in operation for approximately 100 years. Our customer base includes most of the world’s major paper manufacturers and we have one of the largest installed bases of equipment in the pulp and paper industry, with our equipment found in most of the world’s pulp and paper mills. We manufacture our products in six countries in Europe and North America and license certain products for manufacture in South America and the Pacific Rim.

Our Pulp and Papermaking Equipment and Systems segment consists of the following product lines: stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems.

Stock-preparation systems and equipment

We develop, manufacture, and market complete custom-engineered systems, as well as standard individual components, for the preparation of recycled and virgin fibers for entry into the paper machine during the production of recycled paper. Our principal stock-preparation products include:

–	Recycling and approach flow systems: Our equipment includes pulping, screening, cleaning, and de-inking systems that blend pulp mixtures and remove contaminants, such as ink, glue, metals, and other impurities, to prepare it for entry into the paper machine during the production of recycled paper.

–	Virgin pulping process equipment: Our equipment includes pulp washing, evaporators, recausticizing, and condensate treatment systems used to remove lignin, concentrate and recycle process chemicals, and remove condensate gases.

Kadant Inc.	2003 Annual Report

Paper machine accessory equipment

We develop, manufacture, and market a wide range of accessories that continuously clean the rolls of a paper machine, remove the paper from the machine rolls during sheet breaks, automatically cut the paper sheets and webs at sheet breaks, and eliminate curl from the paper sheets and webs. Our principal accessory products include:

–	Doctor systems and holders: Our doctor systems clean papermaking rolls to maintain the efficient operation of paper machines by placing a blade against the roll at a constant and uniform pressure. A doctor system consists of the structure supporting the blade and the blade holder. A large paper machine may have as many as 100 doctor systems.

–	Profiling systems: We offer profiling systems that control moisture, web curl, and gloss during paper production.

–	Doctor blades: We manufacture doctor blades made of a variety of materials including metal, bi-metal, or synthetic materials that perform a variety of functions including cleaning, creping, web removal, or the application of coatings. A typical doctor blade has a life ranging from eight hours to two months, depending on the application.

Water-management systems

We develop, manufacture, and market water-management systems used to continuously clean paper machine fabrics, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Our principal water-management systems include:

–	Shower and fabric-conditioning systems: Paper machine fabrics convey the paper web through the forming, pressing, and drying sections of the paper machine. The average paper machine has between 3 and 12 fabrics. These fabrics can easily become contaminated with fiber, fillers, pitch, and dirt that can have a detrimental effect on paper machine performance and paper quality. Our shower and fabric-conditioning systems assist in the removal of these contaminants.

–	Formation systems: We supply structures that drain, purify, and recycle process water from the pulp mixture during paper sheet and web formation.

–	Water-filtration systems: We offer a variety of filtration systems and strainers that remove contaminants from process water before reuse and recover reusable fiber for recycling back into the pulp mixture.

Composite and Fiber-Based Products

Our Composite and Fiber-based Products segment develops, manufactures, and markets products in two product lines: composite building products and fiber-based granular products.

Composite building products

We offer decking and railing systems and roof tiles produced from recycled fiber, plastic, and other materials, and marketed through distributors primarily to the building industry. Our decking products are marketed under the trade name GeoDeck™.

Fiber-based granular products

We produce biodegradable, absorbant granules from papermaking byproducts for use primarily in agricultural, home lawn and garden, and professional lawn, turf and ornamental applications.

Research and Development

We seek to develop a broad range of products for all facets of the markets we serve. We are focusing our research and development efforts on the technological advancement of our stock-preparation, paper machine accessory, and water-management products and the development of composite building products.

Kadant Inc.	2003 Annual Report

Our research and development expenses were $4.7 million, $4.8 million, and $6.6 million in 2003*, 2002, and 2001, respectively.

Raw Materials

Raw materials, components, and supplies for all of our significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on our business.

The raw material used in the manufacture of our fiber-based granules is obtained from a single paper recycling mill. The mill has the exclusive right to supply papermaking byproducts to our existing granulation plant in Green Bay, Wisconsin, under a contract that expires in December 2005, and is renewable every two years by mutual agreement. Although we believe that our relationship with the mill is good, the mill may not agree to renew the contract upon its expiration. To date, we have experienced no difficulties in obtaining this material.

Patents, Licenses, and Trademarks

We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position.

Pulp and Papermaking Equipment and Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2004 to 2023. We maintain a worldwide network of licensees and cross-licensees of products with other companies serving the pulp, papermaking, converting, and paper recycling industries.

Composite and Fiber-Based Products

We have filed several U.S. patent applications for various products and processes relating to papermaking byproducts and composite building products, and expect to file additional patent applications in the future.

We currently hold several U.S. patents, expiring at various dates ranging from 2004 to 2021, relating to various aspects of the processing of fiber-based granular materials and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets. Our patent relating to the use of fiber-based granules in the agricultural, professional turf, and home lawn and garden markets expires in 2004. We also have foreign counterparts to these U.S. patents in Canada. In addition, we have granted third-party nonexclusive licenses under two of our patents to sell fiber-based granules produced at an existing site for sale in the oil and grease absorption and catbox filler markets.

Seasonal Influences

Pulp and Papermaking Equipment and Systems

There are no material seasonal influences on this segment’s sales of products and services.

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

*	References to 2003, 2002, and 2001 in this document are for the fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

Kadant Inc.	2003 Annual Report

Our fiber-based granular products business also experiences fluctuations in sales, usually in the third quarter, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

A large portion of revenues from our Composite and Fiber-based Products segment depends on a few customers. The loss of revenues from any of these customers could have a material adverse effect on this segment. No single customer accounted for more than 10% of the Company’s consolidated revenues in any of the past three years.

Backlog

Our backlog of firm orders for the Pulp and Papermaking Equipment and Systems segment was $35.3 million and $28.4 million at year-end 2003 and 2002, respectively. The backlog of firm orders for the Composite and Fiber-based Products segment was $2.1 million and $4.5 million at year-end 2003 and 2002, respectively. We anticipate that substantially all of the backlog at January 3, 2004, will be shipped or completed during the next 12 months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

Competition

We face significant competition in each of our principal markets. We compete primarily on the basis of quality, price, service, technical expertise, and product performance and innovation. We believe the reputation that we have established for quality products and in-depth process knowledge provides us with a competitive advantage. In addition, a significant portion of our business is generated from our existing worldwide customer base. To maintain this base, we have emphasized technology, service, and a problem-solving relationship with our customers.

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

We are a leading supplier of specialty accessory equipment for paper machines. Our principal competitors in this market on a worldwide basis are ESSCO, Inc. and Metso Corporation. Because of the high capital costs of paper machines and the role of our accessories in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, performance, and price.

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

Kadant Inc.	2003 Annual Report

Composite and Fiber-Based Products

Our principal competitors in composite building products are producers of traditional decking products such as pressure-treated lumber, and producers of roof tiles made of clay, slate, and cedar. Many of the suppliers of traditional products have well-established ties in the building and construction industry. In addition, competition among composite building products manufacturers is intense, and is dominated by Trex Company, Inc.

Environmental Protection Regulations

We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of January 3, 2004, we employed approximately 1,000 people worldwide. Approximately 26 employees at our facility in Guadalajara, Mexico, are represented by a labor union under an annual collective bargaining agreement. In addition, certain employees of our subsidiaries in France and England are represented by trade unions. We consider our relations with employees and unions to be good.

Additional Financial Information

Financial information concerning our segments and product lines is summarized in Part IV, Item 15, Financial Statement Schedules, Note 12, which begin on page F-1 of this Report.

Financial information about exports by domestic operations and about foreign operations is summarized in Part IV, Item 15, Financial Statement Schedules, Note 12, which begin on page F-1 of this Report.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents that we incorporate by reference in this Report include forward-looking statements that are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely,” “will,” “would,” or similar expressions, we are making forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned “Risk Factors” in Part II, Item 7, of this Report.

Available Information

Our Internet address is www.kadant.com. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this Report. We make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

Kadant Inc.	2003 Annual Report

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 17, 2004:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

William A. Rainville	62	Chairman of the Board, President, and Chief Executive Officer (1991)
Thomas M. O’Brien	52	Executive Vice President, Chief Financial Officer, and Treasurer (1994)
Jonathan W. Painter	45	Executive Vice President (1997)
Edward J. Sindoni	59	Senior Vice President (1994)
Edwin D. Healy	66	Vice President (2002)
Sandra L. Lambert	49	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	42	Vice President, Finance (Chief Accounting Officer) (2002)

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

Mr. O’Brien has been an executive vice president since 1998 and our chief financial officer and treasurer since 2001. He also served as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O’Brien held various finance positions at Racal Interlan, Inc.; Prime Computer; Compugraphic Corporation; and the General Electric Company.

Mr. Painter has been an executive vice president since 1997 and president of our composite building products business since 2001. He served as our treasurer and treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter also held various managerial positions at Kadant and Thermo Electron.

Mr. Sindoni has been a senior vice president since 2001 and is responsible for our paper machine accessory equipment and water-management systems businesses. From 1992 to 2001, he served as a vice president. Prior to joining us in 1987, he had a 21-year career with the General Electric Company.

Mr. Healy has been a vice president since October 2002 and is responsible for our stock-preparation equipment business. He also served as the president of our Kadant Black Clawson Inc. subsidiary from 2000 to mid-2003. He held various managerial positions at Kadant Black Clawson since its acquisition in 1997 and before that, served as the president of our Fiberprep Inc. subsidiary from 1988 to 1997. Prior to joining us, Mr. Healy had a 29-year career with Bird, Escher, Wyss and its predecessor, Bird Machinery.

Ms. Lambert has been a vice president and our general counsel since 2001, and our secretary since our incorporation in 1991. Prior to joining us, she was a vice president and the secretary of Thermo Electron starting in 1999 and 1990, respectively, and before that was a member of Thermo Electron’s legal department.

Mr. McKenney has been our vice president, finance, and chief accounting officer since January 2002, and had been corporate controller since 1997. Mr. McKenney was controller of Kadant AES, our division acquired from Albany International Inc., from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International.

Kadant Inc.	2003 Annual Report

Item 2.    Properties

We believe that our facilities are in good condition and are suitable and adequate for our present operations and that, with respect to leases expiring in the near future, suitable space is readily available if any leases are not extended. The location and general character of our principal properties by segment as of January 3, 2004, are as follows:

Pulp and Papermaking Equipment and Systems

We own approximately 1,056,000 square feet and lease approximately 96,000 square feet, under leases expiring on various dates ranging from 2004 to 2008, of manufacturing, engineering, and office space. Our principal engineering and manufacturing space is located in Vitry-le-Francois, France; Auburn, Massachusetts; Rayville, Louisiana; Queensbury, New York; Mason, Ohio; Guadalajara, Mexico; Summerstown, Ontario, Canada; Bury, England; and Hindas, Sweden. We are currently establishing an assembly facility in China to support our stock-preparation equipment business.

Composite and Fiber-Based Products

We own approximately 26,000 square feet and lease approximately 151,000 square feet, under leases expiring on various dates ranging from 2004 to 2006, of manufacturing, engineering, and office space located principally in Green Bay, Wisconsin; and Bedford, Massachusetts. The Green Bay facility’s operating lease may be extended through 2014, at our option.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Kadant Inc.	2003 Annual Report

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

On May 14, 2003, our common stock began trading on the New York Stock Exchange under the symbol KAI. Prior to that date, our common stock was traded on the American Stock Exchange.

The following table sets forth the high and low sale prices of our common stock for 2003 and 2002, as reported in the consolidated transaction reporting system.

	2003		2002
Quarter	High	Low	High	Low
First	$17.25	$13.40	$15.16	$12.55
Second	19.70	15.55	17.00	13.91
Third	20.88	17.81	16.30	12.51
Fourth	22.04	17.20	16.09	12.50

Holders of Common Stock

As of March 1, 2004, we had approximately 8,600 holders of record of our common stock. This does not include holdings in street or nominee name. The closing market price on the New York Stock Exchange for our common stock on March 1, 2004, was $20.88 per share.

Dividend Policy

We have never paid cash dividends and we do not at this time expect to pay cash dividends in the foreseeable future because our policy has been to use earnings to finance expansion and growth. Payment of dividends will rest within the discretion of the board of directors and will depend upon, among other factors, our earnings, capital requirements, and financial condition.

Item 6.    Selected Financial Data

(In thousands except per share amounts)	2003	2002 (a,b)	2001 (b,c)	2000 (d)	1999 (e)
Statement of Operations Data
Revenues	$203,542	$185,674	$221,166	$234,913	$228,036
Income Before Cumulative Effect of Change in Accounting Principles	11,817	5,954	9,982	16,012	17,778
Net Income (Loss)	11,817	(26,802)	9,982	15,142	17,778
Earnings per Share Before Cumulative Effect of Change in Accounting Principles (f):
Basic	.87	.46	.81	1.31	1.45
Diluted	.85	.45	.81	1.30	1.44
Earnings (Loss) per Share (f):
Basic	.87	(2.07)	.81	1.24	1.45
Diluted	.85	(2.04)	.81	1.23	1.44

Balance Sheet Data
Working Capital (g)	$107,004	$74,701	$159,383	$173,097	$158,711
Total Assets	271,713	231,517	367,654	414,215	442,577
Long-term Obligations	–	580	119,267	154,650	154,350
Shareholders’ Investment	211,758	181,257	183,557	170,633	164,070

(a)

Reflects $3.6 million of pretax restructuring and unusual costs; the redemption and repurchase of $118.1 million of the Company’s 4 ½% subordinated convertible debentures, resulting in a pretax gain of

Kadant Inc.	2003 Annual Report

$50; and a charge for the cumulative effect of a change in accounting principle of $32.8 million, net of income tax benefit of $12.4 million.
(b)	Annual results were revised to reclassify extraordinary gains from the Company’s redemption and repurchase of its debentures pursuant to the issuance of Statement of Financial Accounting Standards No. 145, which is discussed in Note 1 (See Part IV, Item 15, Financial Statement Schedules, of this Report).
(c)	Reflects $0.7 million of pretax restructuring costs and the repurchase of $34.9 million of the Company’s debentures, resulting in a pretax gain of $1.1 million.
(d)	Reflects a $1.7 million pretax gain on sale of property, $0.5 million of pretax income related to restructuring and unusual items, and a charge for the cumulative effect of change in accounting principle of $0.9 million, net of income tax benefit of $0.6 million.
(e)	Reflects an $11.2 million pretax gain on the February 1999 disposition of Thermo Wisconsin, Inc., pretax restructuring costs and unusual items of $6.2 million, and the reclassification of common stock of a subsidiary subject to redemption to current liabilities.
(f)	Restated to reflect a one-for-five reverse stock split of our common stock, effective July 12, 2001.
(g)	Includes $17.0 million and $49.2 million reclassified from common stock of a subsidiary subject to redemption to current liabilities in 2000 and 1999, respectively, and the 2001 and 2000 redemption of this common stock for $13.1 million and $34.6 million, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in the Consolidated Financial Statements, beginning on page F-1 of this Report.

Overview

Industry Background

We operate in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Papermaking Equipment segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world’s major paper manufacturers. As a result, we have one of the largest installed bases of equipment in the pulp and paper industry. Our installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which, we believe, is less susceptible to the cyclical trends in the paper industry.

Through our Composite and Fiber-based Products segment, we develop, manufacture, and market composite products made from recycled fiber and plastic, primarily for the building industry, and manufacture and sell granules derived from pulp fiber for use as carriers for agricultural; home lawn and garden; and professional lawn, turf, and ornamental applications.

International Sales

During 2003, approximately 57% of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Kadant Inc.	2003 Annual Report

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements.

Revenue Recognition.    In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The provisions of EITF No. 00-21 were required to be adopted for revenue arrangements entered into by us in fiscal periods beginning after June 15, 2003. EITF No. 00-21 addresses arrangements with customers that have multiple deliverables, such as equipment and installation, and provides guidance as to when recognition of revenue for each deliverable is appropriate. Adoption of this standard did not have a material effect on our financial statements. In addition, we recognize revenues and profits on certain long-term contracts using the percentage-of-completion method of accounting.

–	Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting were $49.3 million in 2003, $35.4 million in 2002, and $53.5 million in 2001. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The complexity of the estimation process under the percentage-of-completion method affects the amounts reported in our financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirement changes. In addition, we are exposed to the risk, primarily relating to our orders in China, that a customer will not comply with the order’s contractual obligations causing the customer to forfeit its deposit on the order. The contractual obligations relating to the order may be difficult to enforce through a foreign country’s legal system, which could result in a significant credit exposure in the period or periods that were to be affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our business conditions were to be different, or if we used different assumptions, it is possible that materially different amounts could be reported as revenues in our financial statements.

–

SAB No. 104.    Under Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. When a sale arrangement involves multiple elements (e.g., installation), the Company considers the guidance in EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under EITF 00-21, revenues for products

Kadant Inc.	2003 Annual Report

sold that require installation, where the installation is essential to functionality or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment with estimated installation costs accrued. We provide a reserve for the estimated warranty and installation costs at the time revenue is recognized, as applicable. To the extent that installation becomes a significant component of our business in the future, the judgment associated with the determination of revenue recognition will increase. The complexity of all issues related to the assumptions, risks, and uncertainties inherent in the application of SAB No. 104 affects the amounts reported as revenues in our financial statements. Under SAB No. 104, we may not be able to reliably predict future revenues and profitability due to the difficulty of estimating when installation will be performed or when we will meet the contractually agreed upon performance tests, which can delay or prohibit recognition of revenues. The determination of when we install the equipment or fulfill the performance guarantees is largely dependent on the customers, their willingness to allow installation of the equipment or performance of the appropriate tests in a timely manner, and their cooperation in addressing possible problems that would impede achievement of the performance guarantee criteria. Unexpected changes in the timing related to the completion of installation or performance guarantees could cause our revenues and earnings to be significantly affected.

Inventories.    We value our inventory at the lower of the actual cost (on a first-in, first-out, or weighted average basis) or market value and include materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and compare these amounts to historical and forecasted usage of and demand for each particular product or product line. We record a charge to cost of revenues for excess and obsolete inventory to reduce the carrying value of the inventories to net realizable value. Inventory writedowns have historically been within our expectations and the provisions established. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand, resulting in a charge for the writedown of that inventory in that period. In addition, our estimates of future product usage or demand may prove to be inaccurate, resulting in an understated or overstated provision for excess and obsolete inventory. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product usage and demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Valuation of Goodwill and Intangible Assets.    We evaluate the recoverability of goodwill and other intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment test in the fourth quarter of 2003 using estimates from our strategic plans and long-range forecasts. No adjustment was required to the carrying value of our goodwill or other intangible assets based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated cost structures. Our judgments and assumptions regarding the determination of the fair value of an intangible asset or goodwill associated with an acquired business could change as future events impact such fair values. Any future impairment loss could have a material adverse impact on our long-term assets and operating expenses in the period in which impairment is determined to exist.

Accounts Receivable.    Judgments are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, we look at historical writeoffs of our receivables. We

Kadant Inc.	2003 Annual Report

also look at current trends in the credit quality of our customer base as well as changes in our credit policies. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and each customer’s current creditworthiness. We continuously monitor collections and payments from our customers. In addition, in some instances we utilize letters of credit as a way to mitigate credit exposure. While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rate of bad debts that we have in the past, especially in light of business conditions in the paper industry. A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely impact our operating cash flows in that period.

Warranties.    In the Papermaking Equipment segment, we offer warranties of various durations to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate terms regarding warranty coverage and length of warranty depending on the products and applications. Our standard mechanical warranties require us to repair or replace a defective product during the warranty period at no cost to the customer. In the Composite and Fiber-based Products segment, we offer a standard limited warranty to the original owner of our decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. We record an estimate for warranty-related costs at the time of sale based on our actual historical return rates and repair costs. In our Papermaking Equipment segment, while our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. In our Composite and Fiber-based Products segment, we experienced an increase in warranty claims in the second half of 2003 related to excessive contraction of our decking products. Although we increased the warranty provisions in the second half accordingly, we cannot guarantee that the reserves established will be sufficient if we incur warranty return rates higher than we anticipated. In either segment, a significant increase in warranty return rates or costs to repair our products would lead to an increase in the warranty provision and could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs occur.

Industry and Business Outlook

Our products are primarily sold to the pulp and paper industry. The paper industry, especially in North America, has been in a prolonged downcycle, characterized by weak pulp and paper prices, decreased capital spending, and consolidation of paper companies within the industry. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. This tendency, along with paper companies’ actions to quickly reduce operating rates and restrict capital spending and maintenance programs, has adversely affected our business. Over the long term, as the markets recover, we expect that consolidation in the paper industry and improved capacity management will have a positive effect on paper companies’ financial performance and, in return, will be favorable to both paper companies and their suppliers, such as Kadant.

There has been a significant amount of downtime in North America and Europe which, coupled with weak economic conditions in the paper industry, has produced a difficult market environment resulting in deferrals of capital projects by paper companies and pricing pressure in some of our product lines. To mitigate the effects of these difficult market conditions in North America and Europe, we continue to concentrate our efforts on several initiatives intended to improve our operating results, including focusing on expanding our business in China, higher-margin parts and consumables businesses across all our product lines, sourcing the manufacture of non-proprietary components from third-party suppliers, shifting more production to our lower-cost manufacturing facilities, and lowering our manufacturing overhead costs throughout the business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

Despite the challenging industry environment, we are pursuing several market opportunities. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we are establishing a wholly owned subsidiary that will operate a manufacturing and assembly

Kadant Inc.	2003 Annual Report

facility in China for this equipment and related aftermarket products, as well as for our accessories and water-management products in the future. Our total revenues from China were $31.1 million, $15.6 million, and $27.2 million in 2003, 2002, and 2001, respectively. Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict.

We have also continued to invest in our composite building products business which, we believe, provides us with another internal growth opportunity. We believe that the market for composite building products will grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products. We continue to focus on expanding our distribution network, with numerous distribution centers now carrying our composite decking products throughout the U.S.

We did, however, experience some problems in the composite building products business that affected our profitability in 2003 and will continue to hamper profitability in the first half of 2004. Adverse weather conditions in much of the U.S. in the first half of 2003 delayed the start of the building season. This situation contributed to an increase in inventory levels throughout the distribution chain just as we increased capacity and operating rates at our composites facility in Green Bay, Wisconsin. Certain of our distributors chose to work down their inventory in 2003, which had an adverse impact on sales particularly in the fourth quarter of 2003, which traditionally has lower revenues than other quarters due to the seasonality of the business. In response to these business conditions, we curtailed production at the Green Bay facility in the fourth quarter of 2003. We have also curtailed production in the first quarter of 2004 as we believe that we have sufficient inventory to meet current customer demand. In addition, in the second half of 2003 we experienced a significant increase in warranty claims associated with excessive contraction of our decking products, which had an adverse impact on profitability. Accordingly, we have increased our estimated costs of product warranties and recorded related warranty expense of $1.9 million for the year ended January 3, 2004. The lower overhead absorption due to the anticipated lower production levels, reduced pricing due to our annual winter-buy discount program, and the increase in warranty expense as a percentage of revenues over last year will have a significant adverse impact on our profitability in the composite building products business in the beginning of 2004. These factors considered, we expect our composite building products business to report, on a GAAP (generally accepted accounting principles) basis, an operating loss of $0.8 to $1.0 million, on revenues of $3.5 to $4.0 million, in the first quarter of 2004, and an operating loss of $0.8 to $1.2 million, on revenues of $15 to $17 million, for the year.

For the total company we expect to earn, on a consolidated GAAP basis, from $.18 to $.20 per diluted share, on revenues of $48 to $50 million in the first quarter of 2004. For the full year, we expect to earn $.90 to $1.00 per diluted share on a GAAP basis, on revenues of $205 to $215 million.

Results of Operations

2003 Compared to 2002

Revenues

Revenues increased to $203.5 million in 2003 from $185.7 million in 2002, an increase of $17.8 million, or 10%. Revenues in 2003 include the favorable effect of currency translation of $10.2 million, or 6%, due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

Pulp and Papermaking Equipment and Systems Segment. Revenues at the Papermaking Equipment segment increased to $185.7 million in 2003 compared with $171.1 million in 2002, an increase of $14.6 million, or 9%. The increase in revenues in 2003 includes a 6% increase from the favorable effect of currency translation. Revenues from the segment’s stock-preparation equipment product line increased by $11.9 million, or 15%, in 2003 as a result of an 8% increase in internal growth and a 7% increase from the favorable effect of currency translation. The internal growth is entirely due to a $14.8 million increase in sales to China, offset in part by lower sales in Europe and North America due to continued market weakness. Revenues from the segment’s water-management product line increased $0.6 million, or 2%, in 2003, due to a 3% increase from the favorable effect of currency translation, and a 1% increase in sales from North America, which were offset by a 2%

Kadant Inc.	2003 Annual Report

decrease in sales from Europe. Revenues from the segment’s accessories product line increased by $2.0 million, or 3%, in 2003, due to a 6% increase from the favorable effect of currency translation, offset by a 3% decrease in sales from North America and Europe as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization.

Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $17.8 million in 2003 from $14.6 million in 2002, an increase of $3.2 million, or 23%. The increase in revenues was the result of a $3.5 million, or 41%, increase in sales of our composite building products resulting from increased marketing efforts and expansion of our distribution channels. Revenues in the second half of 2003 were affected by weaker-than-expected demand as a result of higher inventory levels at distributors primarily due to the weather-related delayed start to the 2003 building season. Revenues at our fiber-based granular products business decreased $0.2 million in 2003 compared with 2002 due to a decrease in sales of our catbox filler product.

Gross Profit Margin

Gross profit margin remained constant at 38% in 2003 and 2002. The gross profit margin at the Papermaking Equipment segment remained constant at 39% in 2003 and 2002. The gross profit margin at the Composite and Fiber-based Products segment decreased to 21% in 2003 from 25% in 2002 primarily due to the composite building products business. The lower gross profit margin in 2003 at composite building products was primarily due to an increase in warranty costs of $1.5 million and, to a lesser extent, the higher cost of plastic used in production, offset in part by efficiencies associated with higher levels of production. The price of plastic used in the production of our composite building products has recently increased. We do not expect plastic prices to remain at current levels throughout 2004. Higher-than-expected plastic prices and/or warranty claims would have an adverse impact on the gross profit margin of this segment. In addition, contributing to the decrease in the gross profit margin at this segment was an increase in the cost of natural gas used in the production of our fiber-based granules.

Operating Expenses

Selling, general, and administrative expenses were $53.8 million in 2003, up 7% compared to last year. This increase consists of an unfavorable foreign currency translation effect of 6% and internal selling, general, and administrative expense increases of 1%. Selling, general, and administrative expenses as a percentage of revenues were 26% in 2003 compared with 27% in 2002 as a result of higher revenues and low internal growth.

Research and development expenses as a percentage of revenues were 2% in 2003 compared with 3% in 2002 primarily due to the increase in revenues in the 2003 period.

Restructuring and Unusual Costs

During 2003, we recorded net restructuring costs and unusual income of $23,000. Restructuring costs of $0.6 million, which were accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment’s Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. We estimate annual savings from these actions of approximately $0.4 million, primarily in cost of revenues, which began in the fourth quarter of 2003. Unusual income resulted from a gain of $0.6 million from the sale of property, for approximately $0.9 million in cash, at the same subsidiary (Note 10).

During 2002, we recorded restructuring and unusual costs of $3.6 million. Restructuring costs of $1.1 million, which were accounted for in accordance with Emerging Issues Task Force Pronouncement No. 94-3, related to severance costs for 68 employees across all functions primarily at the Papermaking Equipment segment, all of whom were terminated as of December 28, 2002. These actions were taken in an

Kadant Inc.	2003 Annual Report

effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $2.5 million include noncash charges of $2.4 million for asset writedowns, consisting of $1.0 million for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment and $1.4 million for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $0.1 million for related disposal and facility-closure costs (Note 10). Annual savings were approximately $4.5 million ($1.7 million in cost of revenues, $2.3 million in selling, general, and administrative expenses, and $0.5 million in research and development expenses) from these actions beginning in the second quarter of 2002.

Interest Income and Expense

Interest income decreased to $1.0 million in 2003 from $2.6 million in 2002 primarily due to lower average invested balances as well as lower prevailing interest rates. The decrease in average invested balances resulted primarily from the use of cash to repurchase and redeem our subordinated convertible debentures in 2002, offset in part by cash generated from operating activities in 2003 and proceeds received from our June 2002 public stock offering.

Interest expense decreased to $49,000 in 2003 from $4.7 million in 2002 as a result of the repurchases and redemption of our subordinated convertible debentures in 2002.

Other Income

During 2003, in accordance with the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” transactions initially classified by the Company as extraordinary items, which included gains and losses from the Company’s early extinguishment of its 4 ½% subordinated convertible debentures, due July 15, 2004, are no longer treated as such, and were reclassified as “other income.” From January through September 2002, we repurchased $32.0 million principal amount of the debentures for $31.3 million in cash, plus accrued interest, resulting in a gain of $0.5 million, net of deferred debt charges. In December 2002, we redeemed the remaining $86.2 million outstanding principal amount of the debentures for 100% par value, plus accrued interest, resulting in a loss of $0.4 million from the write-off of the remaining deferred debt charges (Note 6).

Income Taxes

Our effective tax rate was 38% in both 2003 and 2002. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. We expect our effective tax rate to be approximately 35% in 2004.

Minority Interest

Minority interest expense in 2003 and 2002 represents minority investors’ share of earnings in our majority-owned subsidiaries.

Cumulative Effect of Change in Accounting Principle

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 30, 2001, and recorded a transitional goodwill impairment charge in our restated results in the first quarter of 2002, representing the cumulative effect of change in accounting principle of $32.8 million (consisting of $29.9 million at the Papermaking Equipment segment and $2.9 million at the Composite and Fiber-based Products segment), net of income tax benefit of $12.4 million (Note 15).

Kadant Inc.	2003 Annual Report

2002 Compared With 2001

Revenues

Revenues decreased to $185.7 million in 2002 from $221.2 million in 2001, a decrease of $35.5 million, or 16%. Revenues in 2002 include the favorable effects of currency translation of $2.1 million due to a weaker U.S. dollar relative to the functional currencies in countries in which we operate.

Pulp and Papermaking Equipment and Systems Segment.    Revenues at the Papermaking Equipment segment decreased to $171.1 million in 2002 compared with $213.5 million in 2001, a decrease of $42.4 million, or 20%. Revenues in 2002 include the favorable effects of currency translation described above. Revenues from the Papermaking Equipment segment’s stock-preparation equipment product line decreased by $29.1 million, or 26%, in 2002 primarily as a result of a decrease in export sales to China due to the timing of several large orders, as well as a decrease in sales in North America and Europe due to adverse market conditions. Revenues from the segment’s water-management and accessories product lines decreased in 2002 by $8.9 million, or 24%, and $4.7 million, or 7%, respectively, primarily due to a decrease in demand in North America as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization, as well as pricing pressures.

Composite and Fiber-Based Products Segment.    Revenues at the Composite and Fiber-based Products segment increased to $14.6 million in 2002 from $7.7 million in 2001, primarily as a result of an increase of $6.6 million in sales of our composite building products due to higher demand resulting from increased marketing efforts and expansion of our distribution channels. In addition, revenues from our fiber-based granular products increased by $0.2 million in 2002.

Gross Profit Margin

Gross profit margin increased to 38% in 2002 from 37% in 2001. The gross profit margin at the Papermaking Equipment segment was 39% in both periods. The gross profit margin at the Composite and Fiber-based Products segment increased to 25% in 2002 from negative gross margins of 7% in 2001, primarily due to positive gross profit margins from our composite building products resulting from increased revenues. In addition, gross profit margins from our fiber-based granular products increased primarily due to a decrease in 2002 in the cost of natural gas used in the production process.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 27% in 2002 and 2001. Selling, general, and administrative expenses decreased to $50.3 million in 2002 from $59.0 million in 2001, a decline of 15%, primarily due to cost-reduction efforts at the Papermaking Equipment segment, as well as the absence in 2002 of $3.4 million of goodwill amortization that was recorded in 2001.

Research and development expenses as a percentage of revenues were 3% in 2002 and 2001. Research and development expenses decreased to $4.8 million in 2002 compared with $6.6 million in 2001, primarily at the Papermaking Equipment segment due to restructuring efforts taken in 2002 and the closure of a redundant laboratory (Note 10).

Restructuring and Unusual Costs

During 2002, we recorded restructuring and unusual costs of $3.6 million. Restructuring costs of $1.1 million, which were accounted for in accordance with Emerging Issues Task Force Pronouncement No. 94-3, related to severance costs for 68 employees across all functions primarily at the Papermaking Equipment segment, all of whom were terminated as of December 28, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $2.5 million include noncash charges of $2.4 million for asset writedowns, consisting of $1.0 million for

Kadant Inc.	2003 Annual Report

the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment and $1.4 million for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $0.1 million for related disposal and facility-closure costs (Note 10). Annual savings were approximately $4.5 million ($1.7 million in cost of revenues, $2.3 million in selling, general, and administrative expenses, and $0.5 million in research and development expenses) from these actions beginning in the second quarter of 2002.

During 2001, we recorded restructuring costs of $0.7 million for severance costs relating to 63 employees primarily in manufacturing and sales functions at the Papermaking Equipment segment’s domestic subsidiaries, all of whom were terminated by December 29, 2001. Annual savings were approximately $3.5 million ($1.7 million in cost of revenues, $1.5 million in selling, general, and administrative expenses, and $0.3 million in research and development expenses) from these actions beginning in the fourth quarter of 2001.

Interest Income and Expense

Interest income decreased to $2.6 million in 2002 from $6.6 million in 2001. Of the total decrease in interest income in 2002, approximately $2.7 million was due to lower prevailing interest rates, and $1.3 million was due to lower average invested balances. The decrease in average invested balances primarily relates to repurchases of our subordinated convertible debentures (Note 6), the redemption in September 2001 of our Kadant Fibergen (formerly Thermo Fibergen) subsidiary’s common stock and, to a lesser extent, consideration paid to Kadant Fibergen shareholders for the acquisition of their minority interest (Note 9).

Interest expense decreased to $4.7 million in 2002 from $7.3 million in 2001 as a result of the redemption and repurchases of our subordinated convertible debentures (Note 6).

Other Income

From January through September 2002, we repurchased $32.0 million principal amount of our 4½% subordinated convertible debentures, due July 15, 2004, for $31.3 million in cash, plus accrued interest, resulting in a gain of $0.5 million, net of deferred debt charges. In December 2002, we redeemed the remaining $86.2 million outstanding principal amount of the debentures for 100% par value, plus accrued interest, resulting in a loss of $0.4 million from the write-off of the remaining deferred debt charges (Note 6).

During 2001, we repurchased $34.9 million principal amount of our convertible debentures for $33.5 million in cash, plus accrued interest, resulting in a gain of $1.1 million, net of deferred debt charges (Note 6).

Income Taxes

Our effective tax rate was 38% in 2002 and 42% in 2001. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. The effective tax rate decreased in 2002 primarily as a result of the elimination of goodwill amortization, including nondeductible goodwill, under SFAS No. 142.

Minority Interest

Minority interest (income) expense in 2002 and 2001 represents minority investors’ share of earnings or losses in our majority-owned subsidiaries.

Cumulative Effect of Change in Accounting Principle

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 30, 2001, and recorded a transitional goodwill impairment charge in our restated results in the first quarter of 2002, representing the cumulative effect of change in accounting principle of $32.8 million (consisting of $29.9 million at the Papermaking Equipment segment and $2.9 million at the Composite and Fiber-based Products segment), net of income tax benefit of $12.4 million (Note 15).

Kadant Inc.	2003 Annual Report

Liquidity and Capital Resources

Consolidated working capital was $107.0 million at January 3, 2004, compared with $74.7 million at December 28, 2002. Included in working capital are cash and cash equivalents of $74.5 million at January 3, 2004, compared with $44.4 million at December 28, 2002. Of the total cash and cash equivalents at January 3, 2004, $7.7 million was held by a majority-owned subsidiary, and the remainder was held by us and our wholly owned subsidiaries. At January 3, 2004, $40.0 million of cash and cash equivalents was held by our foreign subsidiaries.

During 2003, cash of $23.0 million was provided by operating activities, compared with $27.0 million in 2002. An increase in accounts payable provided a source of cash of $4.3 million in 2003 primarily due to the timing of payments at the Papermaking Equipment segment. Cash of $2.9 million was provided by a decrease in accounts receivable due to the timing of cash receipts at the Papermaking Equipment segment. In addition, an increase of $2.8 million in cash resulted from an increase in other current liabilities, primarily due to an increase in billings in excess of costs and fees, proceeds received from the settlement of a forward foreign currency hedge contract, and an increase in accrued payroll and employee benefits. Cash of $4.3 million was used by an increase in unbilled contract costs and fees due to the timing of progress billings on large contracts at the Papermaking Equipment segment. In addition, an increase in inventories used cash of $1.4 million in 2003 as a result of an increase at the Composite and Fiber-based Products segment, offset in part by a decrease at the Papermaking Equipment segment.

Our investing activities used $3.2 million of cash in 2003, compared with $4.4 million in 2002 (excluding available-for-sale investment activity). During 2003, we purchased property, plant, and equipment for $4.0 million, including $2.0 million at our composite building products business, offset in part by proceeds of $1.0 million received from the sale of property (Note 10).

Our financing activities provided cash of $4.5 million in 2003, compared with a use of cash of $101.4 million in 2002. During 2003, we received proceeds of $5.1 million from the issuance of common stock in connection with our employee stock option and stock purchase plans, which was offset in part by the repayment of $0.6 million of long-term notes payable.

In May 2003, our board of directors authorized the repurchase of up to $25.0 million of our equity securities in the open market or in negotiated transactions through May 15, 2004. As of March 17, 2004, no purchases had been made under this authorization.

At January 3, 2004, we had $50.9 million of unremitted foreign earnings that could be subject to tax if remitted to the U.S. Our practice is to reinvest indefinitely the earnings of certain of our international subsidiaries. We do not expect that this will have a material adverse effect on our current liquidity.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures during 2004 for property, plant, and equipment of approximately $4.5 million, including $0.3 million at our composite building products business. We are establishing an assembly facility in China to support our stock-preparation equipment business. We presently estimate that the China facility will be completed in late 2004 and that the capital expenditures associated with establishing this new facility will be approximately $1.7 million.

Kadant Inc.	2003 Annual Report

Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company’s known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of January 3, 2004, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 6 and 8 of our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations:
Long-term debt obligations	$0.6	$–	$–	$–	$0.6
Operating lease obligations	2.0	2.4	0.5	–	4.9

Total contractual cash obligations*	2.6	2.4	0.5	–	5.5

Commercial Commitments:**
Letters of credit	6.9	2.8	–	–	9.7

Total	$9.5	$5.2	$0.5	$–	$15.2

*	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this analysis.
**	In the ordinary course of business, we are required to issue limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.

Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity.

We do not have special-purpose entities or use off-balance-sheet financing techniques, except for the operating leases and other commitments disclosed in the above table.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations and the amount of cash expended on capital expenditures, or on acquisitions, if any. We believe that our existing resources, together with the cash we expect to generate from operations, are sufficient to meet the capital requirements of our current operations for the foreseeable future.

Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on the condition of the pulp and paper industry.    We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. In recent years, the industry in certain geographic regions, notably North America, has been in a prolonged downcycle resulting in depressed pulp and paper prices, decreased spending, mill closures, consolidations, and bankruptcies, all of which adversely affected our business. As paper companies consolidate in response to market weakness, they frequently reduce capacity

Kadant Inc.	2003 Annual Report

and postpone or even cancel capacity addition or expansion projects. These cyclical downturns can cause our sales to decline and adversely affect our profitability.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.    During 2003, approximately 57% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

–	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;
–	foreign customers may have longer payment cycles;
–	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade; and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

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

An increasing portion of our international sales has and may in the future come from China. An increase in revenues, as well as our planned operation of a manufacturing and assembly facility in China, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. In addition, orders from customers in China, particularly for large systems that have been tailored to a customer’s specific requirements, involve increased risk of cancellation prior to shipment due to payment terms that are applicable to doing business in China. The timing of these orders is often difficult to predict.

We are subject to intense competition in all our markets.    We believe that the principal competitive factors affecting the markets for our products include quality, price, service, technical expertise, and product innovation. Our competitors include a number of large multinational corporations that may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Competitors’ technologies may prove to be superior to ours. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. Competition, especially in China, could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. In addition, our composite building products business is subject to intense competition, particularly in the decking market, from traditional wood products and other composite lumber manufacturers, many of whom have greater financial, technical, and marketing resources than we do. As a result, we may be unable to compete successfully in this market.

Our success in the market for composite building products will depend on our ability to manufacture and distribute our composite building products.    In 2000, we began to develop, produce, market, and sell composite products primarily for the building industry. Development, manufacturing, and commercialization of our composite building products require significant testing and technical expertise in the formulation and manufacture of the products, and our efforts may not be successful. Further, growth of our composite building products business requires ongoing market acceptance. We expect to incur significant branding and distribution expenses to successfully market and distribute these products and our strategy may not be successful. We have limited experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected

Kadant Inc.	2003 Annual Report

demand, and we may encounter difficulties in connection with any large-scale manufacturing or commercialization of these new products. Our capacity may not be sufficient to meet demand without significant additional investment. In addition, the majority of our production is dependent upon a single piece of equipment. If that equipment were to fail for an extended period of time, it would have a material adverse effect on our revenues from this business in that period. We rely on distributors in the building products industry to market, distribute, and sell our products. We may be unable to produce our products in sufficient quantity to interest or retain these distributors or to add new distributors. If we are unable to distribute our products effectively, our revenues will decline and we will have to incur additional expenses to market these products directly.

Economic conditions could adversely affect demand for our composite building products.    Demand for our composite building products is affected by several factors beyond our control, including economic conditions. Recent demand for our products has been driven, in part, by the availability of low-interest mortgage and home equity loans. An increase in interest rates or tightened credit could adversely affect demand for home remodeling projects, including demand for our products.

Seasonality and weather conditions could adversely affect our business.    In general, the building products industry experiences seasonal fluctuations in sales, particularly in the fourth and first quarters, when holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. In addition, our composite building products are used or installed in outdoor construction applications, and our sales volume, bookings, gross margins, and operating income can be negatively affected by adverse weather conditions. For example, an unusually long winter followed by a wet spring in many regions of the U.S. delayed the start of the building season and adversely affected our business in the first half of 2003. Operating results will tend to be lower in quarters with lower sales, which are not entirely offset by a corresponding reduction in operating costs. In addition, we may also experience lower gross profit margins in the fourth and first quarters due to seasonal incentive discounts offered to our distributors. As a result of these factors, we believe sequential period-to-period comparisons of our operating results are not reliable indicators of future performance, and the operating results for any one quarterly period may not be indicative of operating results to be expected for a full year.

The failure of our composite building products to perform could result in potential liabilities.    Our composite building products are new, have not been on the market for long periods of time, and may be used for applications in which we may have little knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could adversely affect our operating results. We have recently experienced a significant increase in warranty claims and warranty expense related to our composite decking products. A continued increase in warranty claims or expenses and/or failure of our products to perform or to be accepted in the marketplace will have an adverse impact on the profitability of our business.

We are dependent on a single mill for the raw material used in our fiber-based granules, and we may not be able to obtain raw material on commercially reasonable terms; and the manufacture of our composite building products and fiber-based granules is subject to commodity price risks.    We are dependent on a single paper mill for the fiber used in the manufacture of our fiber-based granules and composite building products. This mill has the exclusive right to supply the papermaking byproducts used in our process to manufacture the granules. Although we believe our relationship with the mill is good, the mill could decide not to renew its contract with us at the end of 2005, or may not renew on commercially reasonable terms. If this were to occur, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and might prevent our products from being competitive.

In addition, we use natural gas in the production of our fiber-based granular products. We manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified

Kadant Inc.	2003 Annual Report

quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations.

Our composite building products also contain plastics, which are subject to wide fluctuations in pricing and availability. Higher energy costs can increase the price of plastic significantly and rapidly. In 2003, for example the price of plastic used in the production of our composite building products increased significantly. We may be unable to obtain sufficient quantities at reasonable prices, which would adversely affect our profitability and ability to produce a sufficient quantity of our products or produce our products at competitive prices.

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

In addition, we have previously acquired several companies and businesses. As a result of these acquisitions, we have recorded significant goodwill on our balance sheet, and in conjunction with the adoption of SFAS No. 142 in 2002, we recorded a transitional impairment charge upon the adoption of this standard. Any future impairment losses identified after 2002 will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows depend, in part, on how well we have integrated these businesses.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.    We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. A patent relating to our fiber-based granular products expires in mid-2004. After that date, we could be subject to increased competition in this market, which could have an adverse effect on this business. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.

We seek to protect trade secrets and proprietary know-how, in part, through confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors.

Kadant Inc.	2003 Annual Report

Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prohibit the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in our quarterly operating results may cause our stock price to decline.    Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104) we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A significant proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104;
–	demand for and market acceptance of our products;
–	competitive pressures resulting in lower sales prices of our products;
–	adverse changes in the pulp and paper industry;
–	delays or problems in our introduction of new products;
–	our competitors’ announcements of new products, services, or technological innovations;
–	contractual liabilities incurred by us related to guarantees of our product performance;
–	increased costs of raw materials or supplies, including the cost of energy; and
–	changes in the timing of product orders.

Anti-takeover provisions in our charter documents, under Delaware law, and in our shareholder rights plan could prevent or delay transactions that our shareholders may favor.    Provisions of our charter and by-laws may discourage, delay, or prevent a merger or acquisition that our shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. For example, these provisions:

–	authorize the issuance of “blank check” preferred stock without any need for action by shareholders;
–	provide for a classified board of directors with staggered three-year terms;
–	require supermajority shareholder voting to effect various amendments to our charter and by-laws;
–	eliminate the ability of our shareholders to call special meetings of shareholders;
–	prohibit shareholder action by written consent; and
–	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

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

Kadant Inc.	2003 Annual Report

does not believe are in our best interests and those of our shareholders and may discourage, delay, or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward foreign exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries’ local currencies. We do not engage in extensive foreign currency hedging activities; however, the purpose of our foreign currency hedging activities is to protect our local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward foreign exchange contracts principally hedge transactions denominated in U.S. dollars. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not enter into speculative foreign currency agreements.

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in a negative impact on our net income of $0.1 million in both 2003 and 2002.

Currency Exchange Rates

We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, and Canadian dollars. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ investment. A 10% depreciation in year-end 2003 and 2002 functional currencies, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $7.1 million and $7.4 million, respectively.

The fair value of forward foreign exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward foreign exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% depreciation in year-end 2003 and 2002 foreign currency exchange rates related to our contracts would have resulted in no impact for 2003 and an increase in unrealized losses on forward foreign exchange contracts of $2.1 million in 2002. Since we use forward foreign exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward foreign currency exchange contracts resulting from changes in foreign currency exchange rates would be offset by corresponding changes in the fair value of the hedged items.

Item 8.    Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

Kadant Inc.	2003 Annual Report

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In June 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated June 19, 2002.

Our consolidated financial statements for the fiscal year ended December 29, 2001 were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with any material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen’s audit report.

Item 9A.    Controls and Procedures

Our management, with the participation of our chief executive officer, or CEO, and chief financial officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 3, 2004. Based on this evaluation, our CEO and CFO concluded that, as of January 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this Report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kadant Inc.	2003 Annual Report

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information concerning directors is included under the heading “Election of Directors” in our 2004 proxy statement and is incorporated in this Report by reference. The information concerning executive officers is included under the heading “Executive Officers of the Registrant” in Part I of this Report.

The information required under Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 proxy statement and is incorporated in this Report by reference.

The information required under Item 406 of Regulation S-K is included under the heading “Code of Ethics” in our 2004 proxy statement and is incorporated in this Report by reference.

Item 11.    Executive Compensation

This information is included under the heading “Executive Compensation” in our 2004 proxy statement and is incorporated in this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information is included under the heading “Stock Ownership” in our 2004 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of January 3, 2004:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	1,621,696	(1)	$17.57	(1)	556,801	(2)
Equity compensation plans not approved by security holders (3)	513,038		$13.17		17,501

Total	2,134,734	(1)	$16.52	(1)	574,302	(2)

(1)	Excludes an aggregate of 293,877 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(2)	Includes 293,877 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan.
(3)	The material features of our 2001 employee equity incentive plan are described in Part IV, Item 15, Financial Statement Schedules, Note 3, which begin on page F-1 of this Report.

Kadant Inc.	2003 Annual Report

Item 13.    Certain Relationships and Related Transactions

This information is included under the heading “Certain Relationships and Related Transactions” in our 2004 proxy statement and is incorporated in this Report by reference.

Item 14.    Principal Accountant Fees and Services

This information is included under the heading “Independent Auditors” in our 2004 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2003 Annual Report

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this report):

Report of Independent Auditors

Report of Independent Accountants

Consolidated Statement of Operations

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Consolidated Statement of Comprehensive Income (Loss) and Shareholders’ Investment

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule (see Index on Page F-1 of this report):

Schedule II: Valuation and Qualifying Accounts

Report of Independent Auditors

Report of Independent Accountants

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(3)	Exhibits filed herewith or incorporated in this document by reference are set forth in Item 15(c) below.

(b)	Reports on Form 8-K

On October 22, 2003, we furnished a Current Report on Form 8-K, describing and furnishing (pursuant to Item 12) the text of our press release of that date announcing our third quarter financial results.

(c)	Exhibits

See Exhibit Index on page 30.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2004	KADANT INC.

By: /s/ William A. Rainville William A. Rainville Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 17, 2004.

Signature	Title

By: /s/ WILLIAM A. RAINVILLE William A. Rainville	Chairman of the Board, Chief Executive Officer, and President

By: /s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Executive Vice President, Chief Financial Officer, and Treasurer

By: /s/ MICHAEL J. MCKENNEY Michael J. McKenney	Vice President, Finance (Chief Accounting Officer)

By: /s/ JOHN M. ALBERTINE John M. Albertine	Director

By: /s/ JOHN K. ALLEN John K. Allen	Director

By: /s/ FRANCIS L. MCKONE Francis L. McKone	Director

By: /s/ JOAQUIM S.S. RIBEIRO Joaquim S.S. Ribeiro	Director

Exhibit Index

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2		By-Laws of the Registrant, as amended and restated (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

4.1		Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406], filed with the Commission on July 17, 2001, and incorporated in this document by reference).

10.1	*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2	*	Form of Executive Retention Agreement between the Registrant and its executive officers – each executive officer has a two-year agreement, except Mr. William A. Rainville, who has a three-year agreement, and Mr. Michael J. McKenney, who has a one-year agreement (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.3		Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.4		First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.5		Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.6	*	Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.7	*	Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.8	*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

10.9	*	Amended and Restated Directors’ Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number		Description of Exhibit

10.10	*	Amended and Restated Directors Restricted Stock Plan.

10.11	*	2001 Employee Equity Incentive Plan of the Registrant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

16.1		Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 20, 2002 (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated June 19, 2002 [File No. 1-11406] and incorporated in this document by reference).

21		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP.

23.2		Information Regarding Consent of Arthur Andersen LLP.

31.1		Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32		Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this Form 10-K.

Kadant Inc.

Annual Report on Form 10-K

Index of Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Auditors on financial statements at January 3, 2004, and for the two years then ended	F-2

Report of Independent Accountants on financial statements at December 29, 2001, and for the year then ended	F-3

Consolidated Statement of Operations for the years ended January 3, 2004, December 28, 2002, and December 29, 2001	F-4

Consolidated Balance Sheet as of January 3, 2004, and December 28, 2002	F-5

Consolidated Statement of Cash Flows for the years ended January 3, 2004, December 28, 2002, and December 29, 2001	F-6

Consolidated Statement of Comprehensive Income (Loss) and Shareholders’ Investment for the years ended January 3, 2004, December 28, 2002, and December 29, 2001	F-7

Notes to Consolidated Financial Statements	F-8

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this report as required to be included in Item 15(a):

Page

Schedule II – Valuation and Qualifying Accounts	F-35

Report of Independent Auditors at January 3, 2004, and for the two years then ended	F-2

Report of Independent Accountants at December 29, 2001, and for the year then ended	F-36

Report of Independent Auditors

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheet of Kadant Inc. as of January 3, 2004, and December 28, 2002, and the related consolidated statements of operations, comprehensive income (loss) and shareholders’ investment, and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Kadant Inc. for the year ended December 29, 2001, were audited by other auditors who have ceased operations and whose report dated February 8, 2002, expressed an unqualified opinion on those statements and schedule before the restatement adjustments described in Note 15.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. at January 3, 2004, and December 28, 2002, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets.” As discussed above, the consolidated financial statements of Kadant Inc. as of December 29, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 15, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142, which was adopted as of December 30, 2001. Our audit procedures with respect to the disclosures in Note 15 related to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note 15 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of Kadant Inc. as of December 29, 2001, and for the year then ended, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of December 29, 2001, and for the year then ended, taken as a whole.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 13, 2004

Report of Independent Accountants

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSSUED BY ARTHUR ANDERSEN LLP. SEE EXHIBIT 23.2 TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2004, FOR FURTHER DISCUSSION.

AS DISCUSSED IN NOTE 15, KADANT INC. REVISED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 29, 2001, TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS.” THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY ERNST & YOUNG LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

To the Shareholders and Board of Directors of Kadant Inc.:

We have audited the accompanying consolidated balance sheet of Kadant Inc. (formerly named Thermo Fibertek Inc., a Delaware corporation) and subsidiaries as of December 29, 2001,* and December 30, 2000,* and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ investment for each of the three years in the period ended December 29, 2001.* These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kadant Inc. and subsidiaries as of December 29, 2001,* and December 30, 2000,* and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001,* in conformity with accounting principles generally accepted in the United States.

As explained in Notes 1* and 17* to the consolidated financial statements, effective January 2, 2000, the Company changed its method of accounting for revenue recognition.

Arthur Andersen LLP

Boston, Massachusetts

February 8, 2002

*	The Company’s consolidated balance sheets as of December 29, 2001, and December 30, 2000, and the consolidated statements of income, cash flows, and comprehensive income and shareholders’ investment for the years ended December 30, 2000 and January 1, 2000, are not included in this Form 10-K. The references to Notes 1 and 17 relate to the adoption of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” in fiscal year 2000. See Note 1 for our revenue recognition policy.

Kadant Inc.	2003 Financial Statements

Consolidated Statement of Operations

(In thousands except per share amounts)	2003	2002	2001
Revenues (Note 12)	$203,542	$185,674	$221,166

Costs and Operating Expenses:
Cost of revenues	126,913	115,234	138,425
Selling, general, and administrative expenses (Note 7)	53,784	50,323	58,960
Research and development expenses	4,653	4,819	6,612
Restructuring and unusual (income) costs (Note 10)	(23)	3,590	673

	185,327	173,966	204,670

Operating Income	18,215	11,708	16,496
Interest Income	965	2,579	6,615
Interest Expense (Note 6)	(49)	(4,741)	(7,341)
Other Income (Note 6)	–	50	1,060

Income Before Provision for Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	19,131	9,596	16,830
Provision for Income Taxes (Note 5)	7,270	3,638	7,082
Minority Interest Expense (Income)	44	4	(234)

Income Before Cumulative Effect of Change in Accounting Principle	11,817	5,954	9,982
Cumulative Effect of Change in Accounting Principle (net of income tax benefit of $12,420; Note 15)	–	(32,756)	–

Net Income (Loss)	$11,817	$(26,802)	$9,982

Earnings per Share Before Cumulative Effect of Change in Accounting Principle (Note 13)
Basic	$.87	$.46	$.81

Diluted	$.85	$.45	$.81

Earnings (Loss) per Share (Note 13)
Basic	$.87	$(2.07)	$.81

Diluted	$.85	$(2.04)	$.81

Weighted Average Shares (Note 13)
Basic	13,659	12,945	12,266

Diluted	13,959	13,109	12,313

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2003 Financial Statements

Consolidated Balance Sheet

(In thousands except share amounts)	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$74,451	$44,429
Accounts receivable, less allowances of $1,680 and $2,634	32,507	30,818
Unbilled contract costs and fees	10,755	6,002
Inventories	33,203	29,486
Deferred tax asset (Note 5)	7,710	6,668
Other current assets	3,187	2,974

	161,813	120,377

Property, Plant, and Equipment, at Cost, Net (Note 10)	25,827	25,461

Other Assets (Notes 3 and 5)	10,537	13,458

Goodwill (Note 15)	73,536	72,221

	$271,713	$231,517

Liabilities and Shareholders’ Investment
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$598	$585
Accounts payable	23,896	18,093
Accrued payroll and employee benefits	11,356	9,445
Accrued warranty costs	4,530	4,310
Customer deposits	2,406	2,301
Accrued income taxes	1,040	1,403
Other current liabilities	10,983	9,539

	54,809	45,676

Deferred Income Taxes (Note 5)	1,617	940

Other Long-Term Liabilities (Note 3)	3,178	2,763

Long-Term Obligations:
Notes payable (Note 6)	–	580

Minority Interest	351	301

Commitments and Contingencies (Note 8)

Shareholders’ Investment (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,309,892 and 14,045,550 shares issued	143	140
Capital in excess of par value	94,454	98,567
Retained earnings	128,519	116,702
Treasury stock at cost, 208,226 and 495,265 shares	(8,788)	(20,901)
Deferred compensation	(31)	(27)
Accumulated other comprehensive items (Note 14)	(2,539)	(13,224)

	211,758	181,257

	$271,713	$231,517

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2003 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2003	2002	2001

Operating Activities
Net income (loss)	$11,817	$(26,802)	$9,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of income tax benefit (Note 15)	–	32,756	–
Depreciation and amortization	5,145	5,177	9,296
Provision for (reversal of) losses on accounts receivable	(312)	818	1,146
Minority interest (income) expense	44	4	(234)
(Gain) loss on sale of property, plant, and equipment	(674)	(264)	45
Noncash restructuring and unusual costs (Note 10)	–	2,399	–
Deferred income tax (income) expense	2,540	(1,019)	1,028
Other items	834	1,124	(507)
Changes in current accounts:
Accounts receivable	2,915	8,426	3,161
Unbilled contract costs and fees	(4,322)	4,821	(2,202)
Inventories	(1,380)	5,349	(803)
Other current assets	(631)	(640)	22
Accounts payable	4,314	(1,610)	(2,942)
Other current liabilities	2,752	(3,545)	(5,187)

Net cash provided by operating activities	23,042	26,994	12,805

Investing Activities
Acquisition of minority interest in subsidiary (Note 9)	–	(1,363)	(1,761)
Advances to former affiliates, net	–	–	5,704
Proceeds from maturities of available-for-sale investments	–	16,625	69,480
Purchases of property, plant, and equipment	(4,022)	(3,344)	(4,589)
Proceeds from sale of property, plant, and equipment	1,048	512	177
Proceeds from repayment of notes receivable	–	200	2,400
Other	(258)	(364)	(55)

Net cash (used in) provided by investing activities	(3,232)	12,266	71,356

Financing Activities
Redemption of subsidiary common stock (Note 9)	–	(1,461)	(13,140)
Purchases of Company subordinated convertible debentures (Note 6)	–	(117,545)	(33,407)
Purchases of Company and subsidiary common stock	–	–	(587)
Net proceeds from issuance of Company common stock (Note 4)	–	17,655	–
Net proceeds from issuance of Company and subsidiary common stock (Note 3)	5,108	516	2,584
Transfer from Thermo Electron	–	–	1,309
Repayment of long-term obligations	(567)	(537)	(509)

Net cash provided by (used in) financing activities	4,541	(101,372)	(43,750)

Exchange Rate Effect on Cash	5,671	3,734	(65)

Increase (Decrease) in Cash and Cash Equivalents	30,022	(58,378)	40,346
Cash and Cash Equivalents at Beginning of Year	44,429	102,807	62,461

Cash and Cash Equivalents at End of Year	$74,451	$44,429	$102,807

Cash Paid For
Interest	$61	$6,853	$7,521
Income taxes	$4,870	$4,978	$4,631

Noncash Activities
Amounts forgiven in exchange for the acquisition of 49% minority interest in Kadant Composites Inc. (Note 2)	$–	$–	$2,053

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2003 Financial Statements

Consolidated Statement of Comprehensive Income (Loss) and

Shareholders’ Investment

(In thousands)	2003	2002	2001

Comprehensive Income (Loss)
Net Income (Loss)	$11,817	$(26,802)	$9,982

Other Comprehensive Items (Note 14):
Foreign currency translation adjustment	10,843	6,528	(460)
Deferred gain (loss) on foreign currency contracts	(158)	201	(19)
Unrealized loss on available-for-sale investments, net of taxes	–	–	(21)

	10,685	6,729	(500)

	$22,502	$(20,073)	$9,482

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning of year	$140	$127	$127
Issuance of Company common stock (Note 4)	–	13	–
Activity under employees’ and directors’ stock plans	3	–	–

Balance at end of year	143	140	127

Capital in Excess of Par Value:
Balance at beginning of year	98,567	81,229	77,231
Issuance of Company common stock (Note 4)	–	17,642	–
Activity under employees’ and directors’ stock plans	(5,374)	(304)	142
Tax benefit related to employees’ and directors’ stock plans	1,261	–	1,058
Effect of majority-owned subsidiary’s equity transactions (Note 9)	–	–	2,798

Balance at end of year	94,454	98,567	81,229

Retained Earnings:
Balance at beginning of year	116,702	143,504	133,522
Net income (loss)	11,817	(26,802)	9,982

Balance at end of year	128,519	116,702	143,504

Treasury Stock, at Cost:
Balance at beginning of year	(20,901)	(21,345)	(20,758)
Purchases of Company common stock	–	–	(587)
Activity under employees’ and directors’ stock plans	12,113	444	–

Balance at end of year	(8,788)	(20,901)	(21,345)

Deferred Compensation:
Balance at beginning of year	(27)	(5)	(36)
Issuance of restricted stock under directors’ stock plans (Note 3)	(122)	(106)	–
Amortization of deferred compensation	118	84	31

Balance at end of year	(31)	(27)	(5)

Accumulated Other Comprehensive Items (Note 14):
Balance at beginning of year	(13,224)	(19,953)	(19,453)
Other comprehensive items	10,685	6,729	(500)

Balance at end of year	(2,539)	(13,224)	(19,953)

	$211,758	$181,257	$183,557

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. (the Company) operates in two segments: (1) Pulp and Papermaking Equipment and Systems (Papermaking Equipment) and (2) Composite and Fiber-based Products. Through its Papermaking Equipment segment, the Company develops, manufactures, and markets a range of equipment and products for the global papermaking and paper recycling industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Through its Composite and Fiber-based Products segment, the Company develops, manufactures, and markets composite products for the building industry made from recycled fiber and plastic, and manufactures and sells granules derived from pulp fiber primarily for use as agricultural carriers and for home lawn and garden applications.

Company History and Former Relationship with Thermo Electron Corporation

The Company was incorporated in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, the Company completed an initial public offering of a portion of its common stock. On July 12, 2001, the Company changed its name to Kadant Inc. from Thermo Fibertek Inc. Thermo Electron disposed of its remaining equity interest in the Company by means of a dividend to Thermo Electron shareholders on August 8, 2001 (Spinoff Date). On May 14, 2003, the Company began trading on the New York Stock Exchange under the ticker symbol “KAI.” Previously the Company’s common stock traded under the ticker symbol “KAI” on the American Stock Exchange.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries, and its 95%-owned Fiberprep, Inc. subsidiary. In December 2001, Kadant Fibergen Inc., formerly Thermo Fibergen Inc., a majority-owned public subsidiary, was merged into a wholly owned subsidiary of the Company (Note 9). All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company has adopted a fiscal year ending the Saturday nearest December 31. References to 2003, 2002, and 2001 are for the fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively. The Company’s Kadant Lamort subsidiary, based in France, has a fiscal year ending on November 30 to allow sufficient time for the Company to consolidate the financial statements of that business.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition, accounts receivable, inventories, warranties, and the valuation of intangible assets and goodwill. A discussion on the application of these and other accounting policies is detailed throughout Note 1.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its financial statements or in the application of accounting policies, if business conditions were different, or if the Company used different estimates and assumptions, it is possible that materially different amounts could be reported in the Company’s financial statements.

Revenue Recognition

The Company recognizes revenue under Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue is generally recognized when products are delivered or services are performed. When the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance.

Due to the significance of the Company’s capital goods and spare parts businesses, most of the Company’s revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements (e.g., installation), the Company considers the guidance in Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables.” Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under EITF 00-21, revenues for products sold that require installation for which the installation is essential to functionality, or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment with estimated installation costs accrued. The adoption of EITF 00-21 in the third quarter of 2003 did not have a material impact on the Company’s results of operations or financial position as the Company typically does not perform significant installation activities in this component of its business.

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method. Revenues recorded under the percentage-of-completion method were $49,256,000 in 2003, $35,403,000 in 2002, and $53,508,000 in 2001. The percentage of completion is determined by relating the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.

Warranty Obligations

The Company provides for the estimated cost of product warranties, primarily using historical information and repair costs, at the time product revenue is recognized. In the Papermaking Equipment segment, we typically negotiate the terms regarding warranty coverage and length of warranty depending on the products and applications. In the Composite and Fiber-based Products segment, we offer a standard limited warranty on our composite building products restricted to repair or replacement of the defective product or refund of the original purchase price. Composite building products are relatively new and the Company has limited historical experience from which to estimate product warranty costs. These products experienced a significant increase in warranty claims during 2003 versus historical claim rates. Accordingly, the Company has increased its estimated costs of product warranties for this business and recorded related warranty expense of $1,873,000 for the fiscal year ended January 3, 2004. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, repair costs, service delivery costs

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The changes in the carrying amount of product warranties for the years ended January 3, 2004, and December 28, 2002 are as follows:

(In thousands)	2003	2002

Balance at Beginning of Year	$4,310	$4,598
Provision charged to income	3,865	2,241
Usage	(4,003)	(2,725)
Other, net (a)	358	196

Balance at End of Year	$4,530	$4,310

(a) Primarily represents the effects of currency translation.

Stock-Based Compensation Plans

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans (Note 3). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ investment.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” which sets forth a fair-value-based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company’s financial results would have been as follows:

(In thousands except per share amounts)	2003	2002	2001

Net Income (Loss):
As reported	$11,817	$(26,802)	$9,982
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(2,043)	(1,389)	(602)

Pro forma	$9,774	$(28,191)	$9,380

Basic Earnings (Loss) per Share:
As reported	$.87	$(2.07)	$.81
Pro forma	$.72	$(2.18)	$.76
Diluted Earnings (Loss) per Share:
As reported	$.85	$(2.04)	$.81
Pro forma	$.70	$(2.15)	$.76

The weighted average fair value per share of options granted was $8.19 and $6.29 in 2002 and 2001, respectively. There were no options granted in 2003. The fair value of each option grant was estimated on the

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

grant date using the Black-Scholes option-pricing model, assuming an expected dividend yield of zero with the following weighted-average assumptions:

	2002	2001
Volatility	46%	50%
Risk-Free Interest Rate	4.3%	4.1%
Expected Life of Options	7 years	5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

Prior to the spinoff from Thermo Electron, the Company and Thermo Electron were parties to a tax allocation agreement under which the Company and its subsidiaries, except its foreign operations, its Fiberprep subsidiary, and in 2000, its Kadant Composites Inc. subsidiary, were included in the consolidated federal and certain state income tax returns filed by Thermo Electron. The tax allocation agreement provided that, in years in which these entities had taxable income, the Company would pay to Thermo Electron amounts comparable to the taxes it would have paid if the Company had filed separate tax returns. The tax allocation agreement terminated as of the date of the spinoff, at which time the Company and Thermo Electron entered into a tax matters agreement.

The tax matters agreement requires, among other things, that the Company file its own income tax returns for tax periods beginning immediately after the date of the spinoff. In addition, the tax matters agreement requires that the Company indemnify Thermo Electron, but not the shareholders of Thermo Electron, against liability for taxes resulting from (a) the conduct of the Company’s business following the distribution or (b) the failure of the distribution to Thermo Electron shareholders of shares of the Company’s common stock or of Viasys Healthcare Inc. (another Thermo Electron spinoff) common stock to continue to qualify as a tax-free spinoff under Section 355 of the Internal Revenue Code as a result of certain actions that the Company takes following the distribution. Thermo Electron has agreed to indemnify the Company against taxes resulting from the conduct of Thermo Electron’s business prior to and following the distribution, or from the failure of the distribution of shares of the Company’s common stock to Thermo Electron shareholders to continue to qualify as a tax-free spinoff other than as a result of some actions that the Company may take following the distribution. Although not anticipated, if any of the Company’s post-distribution activities causes the distribution to become taxable, the Company could incur liability to Thermo Electron and/or various taxing authorities, which could adversely affect the Company’s results of operations, financial position, and cash flows.

Earnings per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the effect would have been antidilutive, diluted earnings per

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

share have been computed assuming the exercise of stock options, as well as their related income tax effects. The conversion of the Company’s convertible obligations and the elimination of its related interest expense was antidilutive in 2002 and 2001.

Stock Split

All share and per share information, including the conversion price of the Company’s subordinated convertible debentures in 2002 and 2001, has been restated to reflect a one-for-five reverse stock split of the Company’s common stock, effective July 12, 2001.

Cash and Cash Equivalents

At year-end 2003 and 2002, the Company’s cash equivalents included investments in money market funds and other marketable securities of its domestic and foreign subsidiaries, which had maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates market value.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out, or weighted average basis) or market value and include materials, labor, and manufacturing overhead. The components of inventories are as follows:

(In thousands)	2003	2002

Raw Materials and Supplies	$13,049	$12,937
Work in Process	7,806	6,126
Finished Goods (includes $860 and $954 at customer locations)	12,348	10,423

	$33,203	$29,486

The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value.

Property, Plant, and Equipment

The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the property as follows: buildings, 10 to 40 years; machinery and equipment, 2 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Property, plant, and equipment consists of the following:

(In thousands)	2003	2002

Land	$3,025	$2,851
Buildings	20,428	19,684
Machinery, Equipment, and Leasehold Improvements	54,005	47,685

	77,458	70,220
Less: Accumulated Depreciation and Amortization	51,631	44,759

	$25,827	$25,461

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Other Assets

Other assets in the accompanying balance sheet includes intangible assets, deferred charges, and deferred tax assets. Intangible assets includes the costs of patents, acquired intellectual property, and noncompete agreements entered into in connection with acquisitions which are amortized using the straight-line method over periods of up to 15, 7, and 10 years, respectively. Acquired intangible assets are as follows:

(In thousands)	Gross	Accumulated Amortization	Net

January 3, 2004
Patents	$1,000	$(625)	$375
Noncompete agreements	3,079	(2,035)	1,044
Acquired intellectual property	5,893	(2,808)	3,085

	$9,972	$(5,468)	$4,504

December 28, 2002
Patents	$1,000	$(542)	$458
Noncompete agreements	3,079	(1,720)	1,359
Acquired intellectual property	5,893	(2,302)	3,591

	$9,972	$(4,564)	$5,408

Amortization of acquired intangible assets was $904,000, $955,000, and $1,067,000 in 2003, 2002, and 2001, respectively. The estimated future amortization expense of acquired intangible assets is $722,000 in 2004; $708,000 in 2005; $698,000 in 2006; $482,000 in 2007; $316,000 in 2008; and $1,578,000 in 2009 and thereafter.

Impairment of Long-Lived Assets Other Than Goodwill

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

As a result of developments in our composite building products business in 2003, we evaluated its long-lived assets for impairment in the fourth quarter under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” No impairment was indicated based on this evaluation.

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired and was amortized through year-end 2001 using the straight-line method principally over 40 years. Accumulated amortization was $19,552,000 at year-end 2001. The Company evaluates the recoverability of goodwill and other intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment test in the fourth quarter of 2003 using the estimates from our strategic plans and long-range forecasts. No adjustment was required to the carrying value of our goodwill or other intangible assets based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach).

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on current and anticipated cost structures. In accordance with the SFAS No. 142 transition procedures, the Company recorded a goodwill impairment charge for the cumulative effect of change in accounting principle of $32,756,000, net of income tax benefit of $12,420,000, upon the adoption of SFAS No. 142, as further described in Note 15.

Through year-end 2001, the Company assessed the future useful life and recoverability of goodwill and other noncurrent assets whenever events or changes in circumstances indicated that the current useful life had diminished, or the carrying value had been impaired. Such events or circumstances generally would have included the occurrence of operating losses or a significant decline in earnings associated with the acquired business or asset. The Company considered the future undiscounted cash flows of the acquired companies in assessing the recoverability of this asset. The Company assessed cash flows before interest charges and if impairment were indicated, would write the asset down to fair value. If quoted market values were not available, the Company estimated fair value by calculating the present value of future cash flows. If impairment had occurred, any excess of carrying value over fair value would have been recorded as a loss. At December 29, 2001, no goodwill impairment existed under this method.

Foreign Currency

All assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with SFAS No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ investment (Note 14). Foreign currency transaction gains and losses are included in the accompanying statement of operations and are not material for the three years presented.

Forward Contracts

Effective in the first quarter of 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value to earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company records to earnings immediately the extent to which a hedge is not effective in achieving offsetting changes in fair value. Adoption of SFAS No. 133 in the first quarter of 2001 did not have a material effect on the Company’s financial position and results of operations.

The Company uses forward currency exchange contracts primarily to hedge certain operational (“cash flow” hedges) and balance sheet (“fair value” hedges) exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of the Company’s operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. The Company enters into forward currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. The Company does not hold or transact in financial instruments for purposes other than risk management.

The Company records its currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other current liabilities and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of other comprehensive items. These deferred gains and losses are recognized in the

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The fair value of these contracts at year-end 2003 and the net impact of the related gains and losses on our results of operations, including the effect of the underlying hedged items, were not material in 2003.

Recent Accounting Pronouncements

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Adoption of the standard was generally required in 2003. Under the standard, transactions previously classified by the Company as extraordinary items, including gains and losses from the Company’s early extinguishment of its convertible debentures (Note 6), were reclassified and reported as other nonoperating income or expense. Prior periods were restated to conform to this presentation.

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a final consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The provisions of EITF No. 00-21 were required to be adopted for revenue arrangements entered into by the Company after June 28, 2003. EITF No. 00-21 addresses arrangements with customers that have multiple deliverables, such as equipment and installation, and provides guidance as to when recognition of revenue for each deliverable is appropriate. Adoption of this standard in the third quarter of 2003 did not have a material effect on the Company’s financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard did not have an effect on the Company’s consolidated financial statements. See “warranty obligations” in this footnote for the Company’s related disclosure requirement under this standard.

Consolidation of Variable Interest Entities

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate such entities. FIN No. 46 is effective immediately for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN No. 46 (FIN No. 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN No. 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have interests in special purpose entities and will apply the provisions of FIN No. 46R in our first quarter 2004 financial statements.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Reclassification

Certain reclassifications have been made to the prior years’ presentations to conform to the 2003 presentation.

2.    Composites Venture

In January 2001, the Company acquired the remaining 49% minority equity interest in Kadant Composites from the minority investor (the Seller). In exchange for the 49% equity interest, the Company agreed to forgive $2,053,000 due from the Seller related to its investment in Kadant Composites prior to the purchase of the remaining 49% equity interest. The excess of assigned fair value of net assets acquired from the buyout over the acquisition cost resulted in a reduction in the intangible asset recorded at the time of the Company’s initial investment in Kadant Composites.

3.    Employee Benefit Plans

Stock-Based Compensation Plans

General

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make a significant contribution to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Options granted under these plans prior to 2001 were nonqualified options that are exercisable immediately, but are subject to provisions similar to vesting that restrict transfer and afford the Company the right to repurchase the shares at the exercise price upon certain events. The restrictions and repurchase rights for these options generally lapse over five to ten years and the term of the option may range from five to twelve years. Options granted under these plans in 2001 and after are nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse.

The Company also had a separate stock option plan for directors, which was terminated in April 2002, that provided for the annual grant of stock options to outside directors on the date of the Company’s annual meeting of shareholders. Options outstanding under this plan are immediately exercisable and expire three years after the date of grant.

Restricted Stock

In both April 2003 and 2002, the Company awarded 7,500 shares of its restricted common stock to its outside directors. The shares had aggregate values of $122,000 and $106,000, respectively, and are restricted from resale for five years from the date of award.

The Company has recorded the fair value of the restricted stock awards as deferred compensation in the accompanying consolidated balance sheet, and amortizes these amounts over the vesting period.

Spinoff Option Exchange

On the Spinoff Date, options to purchase shares of Thermo Electron common stock held by the Company’s employees were exchanged for options to purchase 582,509 shares of the Company’s common stock. The price and share adjustments to the exchanged options were determined in accordance with FASB Interpretation No. 44 and, accordingly, no compensation expense resulted from this transaction.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans (continued)

Stock Options

The Company had 280,000 options available for grant under these plans at January 3, 2004. A summary of the Company’s stock option activity is as follows:

	2003		2002		2001
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding, Beginning of Year	2,736	$16.26	2,299	$16.87	535	$33.85
Granted	–	–	595	15.26	1,245	13.05
Exercised	(499)	12.12	(4)	12.66	–	–
Forfeited	(102)	31.18	(154)	21.62	(64)	38.78
Issued in Exchange	–	–	–	–	583	11.84

Options Outstanding, End of Year	2,135	$16.52	2,736	$16.26	2,299	$16.87

Options Exercisable	1,404	$17.76	1,327	$18.67	1,054	$21.38

A summary of the status of the Company’s stock options at January 3, 2004, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 4.38 – $ 16.00	1,855	4.7 years	$13.40	1,124	4.5 years	$12.93
18.05 – 29.15	108	3.1 years	25.09	108	3.1 years	25.09
30.75 – 57.25	170	2.7 years	44.10	170	2.7 years	44.10
93.33 – 110.80	2	4.0 years	103.68	2	4.0 years	103.68

$ 4.38 – $110.80	2,135	4.5 years	$16.52	1,404	4.2 years	$17.76

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2003, 2002, and 2001 plan years, the Company issued 20,179 shares, 20,006 shares (issued in fiscal 2003), and 12,872 shares, respectively, of its common stock under this plan.

401(k) Savings Plan

The majority of the Company’s U.S. subsidiaries participate in the Company’s 401(k) retirement savings plan. Contributions to the plan are made by both the employee and the Company. Company contributions are based upon the level of employee contributions. The Company contributed and charged to expense $642,000, $674,000, and $835,000 related to the 401(k) plan in 2003, 2002, and 2001, respectively.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans (continued)

Profit-Sharing Plan

One of the Company’s U.S. subsidiaries has adopted a profit-sharing plan under which the Company annually contributes approximately 10% of the subsidiary’s net income before profit-sharing expense. All contributions are immediately vested. In addition, one of the Company’s foreign subsidiaries maintains a state-mandated profit sharing plan. Under this plan, the Company contributes up to 11% of the subsidiary’s net profit after taxes, reduced by 5% of its shareholders’ investment. For these plans, the Company contributed and charged to expense $359,000, $487,000, and $880,000 in 2003, 2002, and 2001, respectively.

Defined Benefit Pension Plan

One of the Company’s U.S. subsidiaries has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The same subsidiary has a post-retirement welfare benefits plan (reflected in the table below in “Other Benefits”). No future retirees are eligible for the post-retirement welfare benefits plan, and the plan includes a limit on the subsidiary’s contributions.

The following summarizes the change in the benefit obligation; the change in plan assets; the funded status; and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,340	$13,973	$1,591	$1,394
Service cost	625	623	–	–
Interest cost	1,026	1,013	74	95
Amendments/Plan Change	–	20	(563)	–
Actuarial (gain) loss	(24)	327	(60)	255
Benefits paid	(701)	(616)	(149)	(153)

Benefit obligation at end of year	$16,266	$15,340	$893	$1,591

Change in Plan Assets:
Fair value of plan assets at beginning of year	$14,804	$17,382	$–	$–
Actual return on plan assets	2,367	(1,962)	–	–
Employer contribution	–	–	149	153
Benefits paid	(701)	(616)	(149)	(153)

Fair value of plan assets at end of year	$16,470	$14,804	$–	$–

Funded (unfunded) status	$204	$(536)	$(893)	$(1,591)
Unrecognized net actuarial loss	1,460	2,631	422	523
Unrecognized prior service cost	153	199	(520)	–

Net amount recognized	$1,817	$2,294	$(991)	$(1,068)

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$1,817	$2,294	$–	$–
Accrued benefit cost	–	–	(991)	(1,068)

Net amount recognized	$1,817	$2,294	$(991)	$(1,068)

Accumulated Benefit Obligation as of year-end	$13,611	$12,187

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans (continued)

	Pension Benefits			Other Benefits
(In thousands)	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost (Income):
Service cost	$625	$623	$483	$–	$–	$–
Interest cost	1,026	1,013	957	74	95	96
Expected return on plan assets	(1,268)	(1,584)	(1,771)	–	–	–
Recognized net actuarial loss (gain)	48	–	(236)	40	14	3
Amortization of transition obligation	–	–	(12)	–	–	–
Amortization of prior service cost	46	45	45	(41)	–	–

Net periodic benefit cost (income)	$477	$97	$(534)	$73	$109	$99

The weighted-average assumptions used to determine benefit obligation as of year-end were as follows:
Discount rate	6.25%	6.75%		6.25%	6.75%
Rate of compensation increase	4.00%	5.00%		–	–

The weighted-average assumptions used to determine net periodic benefit cost (income) were as follows:
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected long-term return on plan assets	8.75%	9.25%	9.25%	–	–	–
Rate of compensation increase	5.00%	5.50%	5.50%	–	–	–

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with SFAS 87.

Assumed healthcare cost trend rates as of year-end were as follows:

	2003		2002
Healthcare cost trend rate assumed for next year	13.00%	*	15.00%
Ultimate healthcare cost trend rate	0.00%	*	5.50%
Year that the assumed rate reaches ultimate rate	2012	*	2010

*	See Information and Assumptions for the Post-Retirement Welfare Benefits Plan at the end of this footnote for more detail.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$–	$–
Effect on post-retirement benefit obligation	$5	$(5)

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans (continued)

Plan Assets

For the pension plan, the weighted-average asset allocation at January 3, 2004, and December 28, 2002, by asset category, are as follows:

Asset Category	Pension Assets at January 3, 2004	Pension Assets at December 28, 2002
Equity securities	64%	57%
Debt securities	31%	38%
Other	5%	5%

Total	100%	100%

The subsidiary has developed an investment policy for the pension plan. The investment strategy is to emphasize total return; that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plan’s assets is the emphasis on consistent growth; specifically, growth in a manner that protects the plan’s assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.

The primary objective for the plan is to provide long-term capital appreciation through investment in equity and debt securities. The following target asset allocation has been established for the plan:

Asset Category	Minimum	Neutral	Maximum
Equity securities	30%	60%	70%
Debt securities	25%	35%	65%
Alternative assets	0%	0%	10%
Other	5%	5%	45%

Total		100%

All equity securities must be drawn from recognized securities exchanges. Debt securities must be weighted to reflect a portfolio average maturity of not more than ten years, with average benchmark duration of five years. The credit quality must equal or exceed high investment grade quality (“BAA” or better).

Cash Flows

Contributions

No cash contributions are expected for the pension or post-retirement welfare benefits plan in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2003.

	Pension Benefits	Other Benefits
2004	$697	$134
2005	721	126
2006	795	118
2007	923	109
2008	935	101
2009-2013	5,810	378

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans (continued)

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

All eligible retirees are currently participating in the plan, with no future retirees eligible to participate. Effective September 1, 2003, the Company capped its monthly contribution to the plan at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 15% in 2003, decreasing to an ultimate rate of 0% in 2012.

Other Retirement Plans

Certain of the Company’s subsidiaries offer other retirement plans. The majority of these subsidiaries offer defined contribution plans. Company contributions to these plans are based on formulas determined by the Company. For these plans, the Company contributed and charged to expense $1,809,000, $1,597,000, and $1,406,000 in 2003, 2002, and 2001, respectively. Other long-term liabilities in the accompanying balance sheet represent liabilities related to one of these plans as well as the post-retirement welfare benefits plan at year-end 2003 and 2002.

4.     Preferred and Common Stock

Preferred Stock

In May 2001, the Company’s shareholders approved an amendment to its Certificate of Incorporation to authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company’s board of directors without further shareholder approval. Subsequently, the board of directors designated 15,000 shares of such preferred stock as Series A junior participating preferred stock for issuance under the Company’s Shareholder Rights Plan (see below). No such preferred stock has been issued by the Company.

Common Stock

In June 2002, the Company sold 1,300,000 shares of its common stock in a public offering at $14.62 per share, for net proceeds of $17,655,000. The Company sold approximately 10% of its outstanding common stock, which satisfied an IRS ruling related to the spinoff of the Company from Thermo Electron (Note 1).

In 2001, the Company’s board of directors adopted a shareholder rights plan. Under the plan, one right was distributed at the close of business on August 6, 2001 for each share of the Company’s common stock outstanding at that time. The rights plan is designed to provide shareholders with fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The rights were attached to the Company’s outstanding common stock at the time of distribution and are not separately transferable or exercisable. The rights will become exercisable if a person acquires 15 percent or more of the Company’s common stock, or a tender or exchange offer is commenced for 15 percent or more of the Company’s common stock, unless, in either case, the transaction was approved by the Company’s board of directors. If the rights become exercisable, each right will initially entitle the Company’s shareholders to purchase .0001 of a share of the Company’s Series A junior participating preferred stock, $.01 par value, at an exercise price of $75. In addition, except with respect to transactions approved by the Company’s board of directors, if the Company is involved in a merger or other transaction with another company in which it is not the surviving corporation, or the Company sells or transfers 50 percent or more of its assets or earning power to another company, each right (other than rights owned by the acquirer) will entitle its holder to purchase $75 worth of the common stock of the acquirer at half the market value at that time. The Company is entitled to redeem the rights at $.001 per right at any time prior to the tenth business day (or later, if so determined by the board of directors) after the acquisition of 15 percent or more of the Company’s common stock. Unless the rights are redeemed or exchanged earlier, they will expire on July 16, 2011.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

4.    Preferred and Common Stock  (continued)

At January 3, 2004, the Company had reserved 2,711,605 unissued shares of its common stock for possible issuance under stock-based compensation plans.

5.    Income Taxes

The components of income before provision for income taxes, minority interest, and cumulative effect of change in accounting principle are as follows:

(In thousands)	2003	2002	2001
Domestic	$12,018	$246	$4,542
Foreign	7,113	9,350	12,288

	$19,131	$9,596	$16,830

The components of the provision for income taxes are as follows:

(In thousands)	2003	2002	2001
Current Provision:
Federal	$1,560	$568	$686
Foreign	2,991	3,696	4,810
State	179	393	558

	4,730	4,657	6,054

Net Deferred Provision (Benefit):
Federal	1,906	(822)	923
Foreign	(89)	(389)	(233)
State	723	192	338

	2,540	(1,019)	1,028

	$7,270	$3,638	$7,082

The Company receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. The current provision for income taxes does not reflect $1,261,000 and $1,058,000 of such benefits from the exercise of stock options that have been allocated to capital in excess of par value in 2003 and 2001, respectively.

The provision for income taxes in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to income before provision for income taxes, minority interest, and cumulative effect of change in accounting principle due to the following:

(In thousands)	2003	2002	2001
Provision for Income Taxes at Statutory Rate	$6,696	$3,359	$5,891
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	586	59	583
Foreign tax rate differential	(768)	(317)	188
Foreign sales corporation/extraterritorial income exclusion	(97)	(89)	(208)
Nondeductible expenses	270	220	306
Change in valuation allowance	224	400	50
Other	359	6	272

	$7,270	$3,638	$7,082

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In thousands)	2003	2002
Deferred Tax Asset (Liability):
Foreign and alternative minimum tax credits	$4,285	$3,952
Inventory basis difference	3,286	2,956
Reserves and accruals	2,960	2,410
Amortization of intangible assets	(267)	941
Operating loss carryforwards	623	496
Allowance for doubtful accounts	349	457
Accrued compensation	(14)	193
Depreciation	(1,617)	(940)
Other	1,117	1,148

	10,722	11,613
Less: Valuation allowance	1,101	877

	$9,621	$10,736

The long-term portion of the deferred tax asset of $3,543,000 and $5,008,000 is included in other assets in the accompanying 2003 and 2002 balance sheet, respectively.

The valuation allowance relates to uncertainty surrounding the realization of state operating loss carryforwards, which begin to expire in 2004, of $2,877,000 and $6,500,000 at year-end 2003 and 2002, respectively, and foreign tax credits of $4,285,000 that expire beginning in 2007. The change in the valuation allowance relates to an increase in the allowance reported for foreign tax credits.

At year-end 2003, the Company had federal and foreign net operating loss carryforwards of $810,000 and $444,000, respectively. Use of the federal net operating loss carryforwards is limited to future taxable earnings of the Company’s domestic subsidiaries. The federal net operating loss will begin expiring in 2019. Of the foreign net operating loss carryforwards, $253,000 expire in the years 2008 through 2017, and the remainder do not expire.

The Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the stock of its domestic subsidiaries (this difference relates primarily to unremitted earnings by subsidiaries) because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its investment in its domestic subsidiaries tax free.

The Company’s practice is to reinvest indefinitely the earnings of certain international subsidiaries. Accordingly, no U.S. income taxes have been provided for approximately $50,900,000 of unremitted earnings of international subsidiaries. The Company believes that any U.S. tax liability due upon remittance of such earnings would be immaterial due to available U.S. foreign tax credits. The related foreign tax withholding would be approximately $2,250,000.

6.    Long-Term Obligations

The Company’s annual requirement for its long-term obligations is $598,000 in 2004, resulting from liabilities relating to two acquisitions made in 2000 and 1999.

In July 1997, the Company issued and sold at par $153,000,000 principal amount of 4 ½% subordinated convertible debentures, due July 15, 2004, for net proceeds of approximately $149,800,000. The debentures were

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

6.    Long-Term Obligations  (continued)

convertible into shares of the Company’s common stock at a conversion price of $60.50 per share, and were guaranteed on a subordinated basis by Thermo Electron. During 2001, the Company repurchased $34,862,000 principal amount of the debentures for $33,506,000 in cash, resulting in a gain of $1,060,000, net of deferred debt charges. From January through September 2002, the Company repurchased $31,962,000 principal amount of the debentures for $31,270,000 in cash, resulting in a gain of $469,000, net of deferred debt charges. In December 2002, the Company redeemed the remaining $86,176,000 outstanding principal amount of the debentures for 100% par value, resulting in a loss of $419,000 from the writeoff of the remaining deferred debt charges.

7.    Related-Party Transactions

Stock Holding Assistance Plan

Prior to 2002, the Company had a stock holding policy that required certain executive officers to hold a minimum number of shares of Company common stock, and a stock holding assistance plan under which the Company could make interest-free loans to executive officers to enable them to purchase Company common stock in the open market to comply with the policy. Two executive officers received loans in 1996 and 1997 under this plan. In December 2001, the board of directors terminated the policy and the plan, and authorized the Company to forgive the remaining outstanding balances of the loans, which totaled $163,000, and to reimburse the executive officers for federal and state income taxes due as a consequence of the loan forgiveness, effective January 2002. In connection with these actions, the Company recorded compensation expense of $299,000 in 2001 to reflect the forgiveness of the notes and tax reimbursements granted to the officers.

Corporate Services and Transition Services Agreements

Prior to the spinoff, the Company and Thermo Electron were parties to a corporate services agreement under which Thermo Electron’s corporate staff provided certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management, and certain financial and other services, for which the Company paid Thermo Electron annually an amount equal to 0.8% of the Company’s consolidated revenues. In 2001, the fee under this agreement was reduced to 0.6% and 0.4% of the Company’s consolidated revenues for the fiscal quarters ending June 30, 2001, and September 29, 2001, respectively. The corporate services agreement terminated as of the Spinoff Date and was replaced by a transition services agreement.

The transition services agreement provided that Thermo Electron would continue to provide the Company with certain administrative services until December 29, 2001. The Company paid a fee under this agreement equal to 0.4% and 0.2% of the Company’s consolidated revenues for the fiscal quarters ending September 29, 2001, and December 29, 2001, respectively, plus out-of-pocket and third-party expenses.

For services under these agreements, the Company was charged $1,135,000 in 2001. The Company believed the charges under these agreements were reasonable and the terms of the agreements were fair to the Company.

8.    Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of operations includes expenses from operating leases of $2,858,000, $2,544,000, and $2,439,000 in 2003, 2002, and 2001, respectively. The future minimum payments due under noncancelable operating leases as of January 3, 2004, are $2,048,000 in 2004; $1,395,000 in 2005; $964,000 in 2006; $357,000 in 2007; $141,000 in 2008; and $20,000 in 2009 and thereafter. Total future minimum lease payments are $4,925,000.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

8.    Commitments and Contingencies  (continued)

Letters of Credit

Outstanding letters of credit, principally relating to performance bonds and customer deposit guarantees, totaled $9,742,000 at January 3, 2004.

Contingencies

In the ordinary course of business, the Company is at times required to issue limited performance guarantees, some of which do not require the issuance of letters of credit to customers in support of these guarantees, relating to its equipment and systems. The Company typically limits its liability under these guarantees to amounts that would not exceed the value of the contract. The Company believes that it has adequate reserves for any potential liability in connection with such guarantees.

Indemnification

The Company is required to indemnify Thermo Electron, but not its shareholders, against liability for taxes arising from the Company’s conduct of business after the spinoff, or the failure of certain distributions to continue to qualify as a tax free spinoff, as described in Note 1 “Income Taxes.”

9.    Redemption of Common Stock and Merger of Subsidiary

The Company’s Kadant Fibergen subsidiary sold 4,715,000 units, each consisting of one share of Kadant Fibergen common stock and one redemption right, in an initial public offering in September 1996 at $12.75 per unit for net proceeds of $55,781,000. The common stock and redemption rights subsequently began trading separately. A holder of a redemption right had the option to require Kadant Fibergen to redeem one share of Kadant Fibergen’s common stock at $12.75 per share in September 2000 (the initial redemption period) or September 2001 (the final redemption period). A redemption right could only be exercised if the holder owned a share of Kadant Fibergen’s common stock at the time of the redemption.

In 2000, during the initial redemption period, holders of Kadant Fibergen’s common stock and common stock redemption rights surrendered 2,713,951 shares of Kadant Fibergen’s common stock at a redemption price of $12.75 per share, for a total of $34,603,000. Kadant Fibergen used available working capital to fund the redemption payment and retired these shares immediately following the redemption.

In 2001, during the final redemption period, holders of Kadant Fibergen’s common stock and common stock redemption rights surrendered 1,030,562 shares of Kadant Fibergen’s common stock at a redemption price of $12.75 per share, for a total of $13,140,000. Kadant Fibergen used a combination of available working capital and a $6,000,000 loan from the Company to fund the redemption payment and retired these shares immediately following the redemption. Common stock redemption rights amounting to 970,487 were not surrendered for redemption by the end of the final redemption period and expired.

On December 27, 2001, the Company completed a short-form merger with Kadant Fibergen, pursuant to which the Company acquired 359,587 shares of Kadant Fibergen’s common stock, representing all the outstanding shares of Kadant Fibergen’s common stock not already owned by the Company, for $12.75 per share in cash. As a result, Kadant Fibergen’s common stock ceased to be publicly traded. The Company expended $4,585,000 in cash for the shares, with $1,761,000 paid in 2001, and $2,824,000 paid in 2002. The shares acquired included 114,487 shares not already owned by the Company that remained outstanding immediately following the final redemption period, and 245,100 additional shares of Kadant Fibergen’s common stock issued after the final redemption period upon the exercise of employee stock options. The Company had previously accelerated the vesting provisions related to the unvested portion of these stock options. To the extent an employee terminates employment before all the options would have become fully vested under the original vesting provisions, the Company will record a compensation charge for such options based on the intrinsic value at the time of the acceleration of the vesting provisions.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

10.    Restructuring and Unusual Costs (Income)

During 2003, the Company recorded net restructuring and unusual income of $23,000, including $626,000 of restructuring costs and $649,000 of unusual income as detailed hereafter. During the second quarter of 2003, the Company recorded restructuring costs of $469,000, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment’s Kadant Lamort subsidiary. During the third quarter of 2003, the Company recorded an additional $157,000 of costs related to this restructuring activity. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for the Company’s products. During the second quarter of 2003, unusual income resulted from a gain of $649,000 from the sale of property, for approximately $921,000 in cash, at the same subsidiary.

During 2002, the Company recorded restructuring and unusual costs of $3,590,000. Restructuring costs of $1,129,000, which were accounted for in accordance with EITF No. 94-3, related to severance costs for 68 employees across all functions primarily at the Company’s Papermaking Equipment segment, all of whom were terminated as of December 28, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $2,461,000 include noncash charges of $2,399,000 for asset writedowns, consisting of $953,000 for the impairment of a laboratory in Ohio held for sale at the Papermaking Equipment segment and $1,446,000 for the writedown of fixed assets held for sale at the Composite and Fiber-based Products segment; and $62,000 for related disposal and facility-closure costs.

During 2001, the Company recorded restructuring costs of $673,000, which were accounted for in accordance with EITF No. 94-3, for severance costs relating to 63 employees primarily in manufacturing and sales functions at the Papermaking Equipment segment’s domestic subsidiaries, all of whom were terminated by December 29, 2001. These actions were taken in an effort to improve profitability and were in response to a weak market environment.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

10.    Restructuring and Unusual Costs (Income)  (continued)

A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying consolidated balance sheet, follows:

(In thousands)	Severance
2001 Restructuring Plan
Provision	$673
Usage	(617)

Balance at December 29, 2001	56
Provision	–
Usage	(56)

Balance at December 28, 2002	$–

2002 Restructuring Plan
Provision	$1,129
Usage	(1,107)
Currency translation	6

Balance at December 28, 2002	28
Provision	–
Usage	(28)

Balance at January 3, 2004	$–

2003 Restructuring Plan
Provision	$626
Usage	(476)
Currency translation	50

Balance at January 3, 2004	$200

The specific restructuring measures and associated estimated costs are based on the Company’s best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of January 3, 2004, and anticipates that all actions related to these liabilities will be completed within a 12-month period.

11.    Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term obligations, accounts payable, notes payable, and forward foreign exchange contracts. The carrying amounts of accounts receivable, current maturities of long-term obligations, and accounts payable approximate fair value due to their short-term nature.

The carrying amount and fair value of the Company’s financial instruments are as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments
Forward foreign exchange contracts receivable	$39	$39	$385	$385
Forward foreign exchange contracts payable	$–	$–	$285	$285

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

11.    Fair Value of Financial Instruments  (continued)

The notional amounts of forward foreign exchange contracts outstanding totaled $109,000 and $21,344,000 at year-end 2003 and 2002, respectively. The fair value of such contracts is the estimated amount that the Company would pay or receive upon termination of the contracts, taking into account the change in foreign exchange rates, which is recorded in the accompanying balance sheet in accordance with SFAS No. 133 (Note 1).

12.    Business Segment and Geographical Information

The Company has combined its operating entities into two segments: Pulp and Papermaking Equipment and Systems and Composite and Fiber-based Products. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

The Company’s Pulp and Papermaking Equipment and Systems segment develops, manufactures, and markets stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the paper and paper recycling industries worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; accessory equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Revenues from the stock-preparation systems and equipment product line were $93,899,000, $81,995,000, and $111,096,000 in 2003, 2002, and 2001, respectively. Revenues from the paper machine accessory equipment product line were $60,780,000, $58,751,000, and $63,444,000 in 2003, 2002, and 2001, respectively. Revenues from the water-management systems product line were $29,507,000, $28,885,000, and $37,789,000 in 2003, 2002, and 2001, respectively.

The Composite and Fiber-based Products segment develops, manufactures, and markets composite building products made from recycled fiber and plastic used for applications such as decking and roofing. In addition, the Company produces biodegradable absorbant granules from papermaking byproducts. These granules are primarily used as agricultural carriers and for home lawn and garden applications. Revenues from the composite building products business were $12,035,000, $8,561,000, and $1,940,000 in 2003, 2002, and 2001, respectively. Revenues from the fiber-based granular products business were $5,799,000, $5,991,000, and $5,760,000 in 2003, 2002, and 2001, respectively.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

12.    Business Segment and Geographical Information  (continued)

(In thousands)	2003	2002	2001
Business Segment Information
Revenues:
Pulp and Papermaking Equipment and Systems (a)	$185,708	$171,122	$213,466
Composite and Fiber-based Products	17,834	14,552	7,700

	$203,542	$185,674	$221,166

Income Before Provision for Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle:
Pulp and Papermaking Equipment and Systems (b)	$23,440	$18,156	$26,139
Composite and Fiber-based Products (c)	(1,103)	(2,933)	(5,968)
Corporate	(4,122)	(3,515)	(3,675)

Total operating income	18,215	11,708	16,496
Interest income (expense), net	916	(2,162)	(726)
Other income	–	50	1,060

	$19,131	$9,596	$16,830

Total Assets:
Pulp and Papermaking Equipment and Systems	$217,211	$198,839	$281,522
Composite and Fiber-based Products (d)	18,548	17,239	25,632
Corporate (e)	35,954	15,439	60,500

	$271,713	$231,517	$367,654

Depreciation and Amortization:
Pulp and Papermaking Equipment and Systems	$3,468	$3,749	$7,480
Composite and Fiber-based Products	1,624	1,396	1,816
Corporate	53	32	–

	$5,145	$5,177	$9,296

Capital Expenditures:
Pulp and Papermaking Equipment and Systems	$1,754	$1,433	$1,564
Composite and Fiber-based Products	2,249	1,759	3,025
Corporate	19	152	–

	$4,022	$3,344	$4,589

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

12.    Business Segment and Geographical Information  (continued)

(In thousands)	2003	2002	2001
Geographical Information
Revenues (f):
United States	$130,964	$115,408	$142,425
France	52,563	50,259	55,291
Other	29,896	27,814	33,845
Transfers among geographic areas (g)	(9,881)	(7,807)	(10,395)

	$203,542	$185,674	$221,166

Long-lived Assets (h):
United States	$18,807	$18,816	$21,722
France	3,203	3,131	2,933
Other	4,008	3,676	3,963

	$26,018	$25,623	$28,618

Export Revenues Included in United States Revenues Above (i)	$39,421	$19,377	$36,876

(a)	Revenues from China were $31.1 million, $15.6 million, and $27.2 million in 2003, 2002, and 2001, respectively.
(b)	Includes $23 of income related to restructuring and unusual items in 2003 and restructuring and unusual costs of $2.1 million and $0.6 million in 2002 and 2001, respectively.
(c)	Includes $1.5 million and $0.1 million of restructuring and unusual costs in 2002 and 2001, respectively. Includes operating losses from the composite building products business of $2.1 million, $3.7 million, and $4.1 million in 2003, 2002, and 2001, respectively.
(d)	Reflects Kadant Fibergen’s 2001 redemption of common stock for $13.1 million.
(e)	Primarily cash and cash equivalents. Reflects the repurchase of $32.0 million and $34.9 million principal amount of the Company’s 4 ½% subordinated convertible debentures for $31.3 million and $33.5 million in cash in 2002 and 2001, respectively, and the December 2002 redemption of the remaining $86.2 million outstanding principal amount of the debentures for 100% par value.
(f)	Revenues are attributed to countries based on selling location.
(g)	Transfers among geographic areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(h)	Includes property, plant, and equipment, net, and other long-term tangible assets.
(i)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

13.    Earnings (Loss) per Share

Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands except per share amounts)	2003	2002	2001
Income Before Cumulative Effect of Change in Accounting Principle	$11,817	$5,954	$9,982
Cumulative Effect of Change in Accounting Principle (net of income tax benefit of $12,420)	–	(32,756)	–

Net Income (Loss)	$11,817	$(26,802)	$9,982

Basic Weighted Average Shares	13,659	12,945	12,266
Effect of Stock Options	300	164	47

Diluted Weighted Average Shares	13,959	13,109	12,313

Basic Earnings (Loss) per Share:
Income before cumulative effect of change in accounting principle	$.87	$.46	$.81
Cumulative effect of change in accounting principle	–	(2.53)	–

	$.87	$(2.07)	$.81

Diluted Earnings (Loss) per Share:
Income before cumulative effect of change in accounting principle	$.85	$.45	$.81
Cumulative effect of change in accounting principle	–	(2.49)	–

	$.85	$(2.04)	$.81

Options to purchase 329,500 shares, 480,800 shares, and 462,200 shares of common stock were not included in the computation of diluted earnings per share for 2003, 2002, and 2001, respectively, because the options’ exercise prices were greater than the average market price for the common stock, and the effect would have been antidilutive.

In addition, the computation of diluted earnings per share for 2002 and 2001 excluded the effect of assuming the conversion of the Company’s 4 ½% subordinated convertible debentures, convertible at $60.50 per share, because the effect would have been antidilutive. The convertible debentures were no longer outstanding as of December 28, 2002 (Note 6).

14.    Comprehensive Income

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts.

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2003	2002	2001
Cumulative Translation Adjustment	$(2,563)	$(13,406)	$(19,934)
Deferred Gain (Loss) on Foreign Currency Contracts	24	182	(19)

	$(2,539)	$(13,224)	$(19,953)

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

15.    Cumulative Effect of Change in Accounting Principle

Adoption of SFAS No. 142

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective December 30, 2001. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired.

Under SFAS No. 142, the Company was required to test all existing goodwill for impairment (using a two-step method) as of December 30, 2001, on a “reporting unit” basis. The Company’s reporting units are as follows: (1) stock preparation, (2) accessories and water management, (3) fiber-based granules, and (4) composite building products. In step 1, goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The fair values of the reporting units were determined using a discounted cash flow methodology and considered such assumptions as weighted average cost of capital, revenue growth, profitability, capital expenditures, and premium for control. For reporting units that failed step 1, the Company proceeded to step 2. In step 2, the Company calculated the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit as determined in step 1. The Company then compared the implied fair value of goodwill as determined in step 2 to the carrying value of goodwill.

As a result of the impairment review, the Company recorded an after-tax goodwill impairment charge of $32,756,000 ($45,176,000 pre-tax), which was recorded as a cumulative effect of change in accounting principle in its restated results in the first quarter of 2002. This after-tax charge consisted of $29,869,000 at the Papermaking Equipment segment (specifically at the stock-preparation reporting unit) and $2,887,000 at the Composite and Fiber-based Products segment (specifically at the fiber-based granules reporting unit). The impairment charge recorded in 2002 was primarily due to the change in methodology from the undiscounted cash flow method used in 2001 under the Company’s previous accounting policy to the discounted cash flow method used in accordance with SFAS No. 142. Under the Company’s previous accounting policy, no goodwill impairment existed at December 29, 2001 (Note 1).

The unaudited quarterly results reflecting the adoption of SFAS No. 142 have been restated as follows:

(In thousands except per share amounts)	Three Months Ended March 30, 2002
Net Loss
As previously reported	$(1,359)
As adjusted	(34,115)

Basic and Diluted Loss per Share
As previously reported	$(.11)
As adjusted	(2.79)

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

15.    Cumulative Effect of Change in Accounting Principle  (continued)

Pro forma results as if SFAS No. 142 had been adopted at the beginning of 2001 are as follows:

(In thousands except per share amounts)	2001
Net Income, as Reported	$9,982
Add back: Goodwill Amortization	2,340

Net Income, as Adjusted	$12,322

Earnings per Share:
Basic and Diluted, as Reported	$.81
Add back: Goodwill Amortization	.19

Basic and Diluted, as Adjusted	$1.00

Changes in goodwill are summarized below:

(In thousands)	Papermaking Equipment Segment	Composite and Fiber-Based Products Segment	Total
Balance at December 29, 2001	$112,093	$4,176	$116,269
Transitional impairment charge	(41,000)	(4,176)	(45,176)
Acquisitions	61	–	61
Currency translation	1,067	–	1,067

Balance at December 28, 2002	72,221	–	72,221
Currency translation	1,315	–	1,315

Balance at January 3, 2004	$73,536	$–	$73,536

Kadant Inc.	2003 Financial Statements

Notes to Consolidated Financial Statements

16.    Unaudited Quarterly Information

2003 (In thousands except per share amounts)	First	Second (a)	Third (a)	Fourth
Revenues	$51,375	$55,784	$45,906	$50,477
Gross Profit	19,167	20,698	18,138	18,626
Net Income	2,995	3,889	2,663	2,270
Basic Earnings per Share	.22	.29	.20	.16
Diluted Earnings per Share	.22	.28	.19	.16

2002 (In thousands except per share amounts)	First (b,c)	Second	Third	Fourth (c)
Revenues	$43,340	$46,378	$50,084	$45,872
Gross Profit	16,153	18,000	18,508	17,779
Income (Loss) Before Cumulative Effect of Change in Accounting Principle (d)	(1,359)	2,549	2,707	2,057
Net Income (Loss)(d)	(34,115)	2,549	2,707	2,057
Basic and Diluted Earnings (Loss) per Share Before Cumulative Effect of Change in Accounting Principle (d)	(.11)	.20	.20	.15
Basic and Diluted Earnings (Loss) per Share(d)	(2.79)	.20	.20	.15

(a)	Includes $0.5 million of pretax charges and $0.6 million of pretax income for restructuring and unusual items in the second quarter of 2003 and $0.2 million of pretax charges for restructuring in the third quarter of 2003 (Note 10).
(b)	Restated to reflect the adoption of SFAS No. 142. The first quarter of 2002 reflects a charge for the cumulative effect of change in accounting principle of $32.8 million, net of income tax benefit of $12.4 million (Note 15).
(c)	Includes $3.6 million of pretax charges and $0.1 million of pretax income for restructuring and unusual items in the first and fourth quarters of 2002, respectively (Note 10).
(d)	Quarterly results were revised to reclassify extraordinary gains and losses pursuant to the issuance of SFAS No. 145, which is discussed in Note 1. Includes gains of $29, $257, and $5, net of taxes in the first, second, and third quarters of 2002, respectively, and loss of $260, net of taxes, in the fourth quarter of 2002, resulting from the repurchases and redemption of the company’s 4 1/2% subordinated convertible debentures (Note 6).

17.    Subsequent Event

During the first quarter of 2004 the Company renegotiated a series of agreements with one of its licensees. As a result of these negotiations the Company will recognize a pretax gain of approximately $1.0 million which is included in the Company’s first quarter guidance.

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense (Reversed to Income)	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended January 3, 2004	$2,634	$(312)	$21	$(865)	$202	$1,680
Year Ended December 28, 2002	$2,515	$818	$121	$(808)	$(12)	$2,634
Year Ended December 29, 2001	$2,182	$1,146	$31	$(876)	$32	$2,515

Description	Balance at Beginning of Year	Provision Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (b)
Year Ended January 3, 2004	$28	$626	$(504)	$50	$200
Year Ended December 28, 2002	$56	$1,129	$(1,163)	$6	$28
Year Ended December 29, 2001	$32	$673	$(648)	$(1)	$56

(a)	Primarily the effect of foreign currency translation.
(b)	The nature of activity in this account is described in Note 10 to Consolidated Financial Statements.

Report of Independent Accountants

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SUPPLEMENTAL SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEAR ENDED DECEMBER 29, 2001.

To the Shareholders and Board of Directors of Kadant Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kadant Inc.’s (formerly named Thermo Fibertek Inc.) Annual Report to Shareholders incorporated by reference* in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on those basic statements taken as a whole. The schedule listed in Item 14 on page 14** is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Boston, Massachusetts

February 8, 2002

*	The Annual Report to Shareholders for 2003 is contained within this Form 10-K.
**	The schedule is now listed in Item 15.