Form 10-Q
period 2004-04-03
KADANT INC
filed 2004-05-12
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended April 3, 2004 or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________ to _________

                         Commission file number 1-11406

                                   KADANT INC.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                              52-1762325
(State or Other Jurisdiction of Incorporation                   (I.R.S. Employer
or Organization)                                             Identification No.)

One Acton Place, Suite 202
Acton, Massachusetts                                                       01720
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at May 5, 2004
    ----------------------------                  --------------------------
    Common Stock, $.01 par value                          14,289,907

PART I - Financial Information

Item 1 - Financial Statements


                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                    April 3,          January 3,
(In thousands)                                                                                          2004                2004
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $ 80,887            $ 74,451
 Accounts receivable, less allowances of $1,801 and $1,680                                            34,583              32,507
 Unbilled contract costs and fees                                                                      7,160              10,755
 Inventories (Note 5)                                                                                 32,156              33,203
 Deferred tax asset                                                                                    7,715               7,710
 Other current assets                                                                                  3,701               3,187
                                                                                                    --------            --------
                                                                                                     166,202             161,813
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               76,495              77,458
 Less: Accumulated depreciation and amortization                                                      52,253              51,631
                                                                                                    --------            --------
                                                                                                      24,242              25,827
                                                                                                    --------            --------

Other Assets                                                                                          10,191              10,537
                                                                                                    --------            --------

Goodwill                                                                                              73,801              73,536
                                                                                                    --------            --------

                                                                                                    $274,436            $271,713
                                                                                                    ========            ========




















     The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>
                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                    April 3,          January 3,
(In thousands, except share amounts)                                                                    2004                2004
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations                                                        $    381            $    598
 Accounts payable                                                                                     22,531              23,896
 Accrued payroll and employee benefits                                                                 8,261              11,356
 Accrued warranty costs                                                                                4,922               4,530
 Customer deposits                                                                                     3,550               2,406
 Accrued income taxes                                                                                  2,047               1,040
 Other current liabilities                                                                             8,783              10,983
                                                                                                    --------            --------
                                                                                                      50,475              54,809
                                                                                                    --------            --------

Deferred Income Taxes                                                                                  1,280               1,617
                                                                                                    --------            --------

Other Long-Term Liabilities                                                                            3,244               3,178
                                                                                                    --------            --------

Minority Interest                                                                                         48                 351
                                                                                                    --------            --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
  none issued                                                                                              -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized
  and 14,497,800 and 14,309,892 shares issued                                                            145                 143
 Capital in excess of par value                                                                       97,089              94,454
 Retained earnings                                                                                   131,247             128,519
 Treasury stock at cost, 198,226 and 208,226 shares                                                   (8,366)             (8,788)
 Deferred compensation                                                                                  (201)                (31)
 Accumulated other comprehensive loss (Note 2)                                                          (525)             (2,539)
                                                                                                    --------            --------
                                                                                                     219,389             211,758
                                                                                                    --------            --------

                                                                                                    $274,436            $271,713
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

<

>
                                   KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                  -----------------------------
                                                                                                  April 3,            March 29,
(In thousands, except per share amounts)                                                              2004                 2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                           $51,727              $51,375
                                                                                                   -------              -------

Costs and Operating Expenses:
 Cost of revenues                                                                                   31,965               32,208
 Selling, general, and administrative expenses                                                      14,868               13,512
 Research and development expenses                                                                   1,018                1,043
                                                                                                   -------              -------
                                                                                                    47,851               46,763
                                                                                                   -------              -------

Operating Income                                                                                     3,876                4,612

Interest Income                                                                                        329                  236
Interest Expense                                                                                        (8)                 (17)
                                                                                                   -------              -------

Income Before Provision for Income Taxes                                                             4,197                4,831

Provision for Income Taxes                                                                          (1,469)              (1,836)
                                                                                                   -------              -------

Net Income                                                                                         $ 2,728              $ 2,995
                                                                                                   =======              =======

Basic and Diluted Earnings per Share                                                               $  0.19              $  0.22
                                                                                                   =======             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              14,222               13,574
                                                                                                   =======              =======

 Diluted                                                                                            14,603               13,767
                                                                                                   =======              =======


















     The accompanying notes are an integral part of these condensed consolidated financial statements.


<

>                                   KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                     -----------------------------
                                                                                                     April 3,            March 29,
(In thousands)                                                                                           2004                 2003
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                           $ 2,728              $ 2,995
 Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                                     1,226                1,285
      Provision for losses on accounts receivable                                                         159                  175
      Other noncash items                                                                                   7                  116
      Changes in current accounts:
        Accounts receivable                                                                            (3,113)                (265)
        Unbilled contract costs and fees                                                                3,698               (6,204)
        Inventories                                                                                     1,469               (2,080)
        Other current assets                                                                             (176)                (282)
        Accounts payable                                                                               (1,680)               4,184
        Other current liabilities                                                                      (3,260)                (964)
                                                                                                      -------              -------


          Net cash provided by (used in) operating activities                                           1,058               (1,040)
                                                                                                      -------              -------

Investing Activities:
 Purchases of property, plant, and equipment                                                             (443)                (853)
 Proceeds from sale of property, plant, and equipment                                                   1,274                   12
 Acquisition of minority interest in subsidiary                                                          (318)                   -
 Other, net                                                                                               (47)                 (64)
                                                                                                      -------              -------

          Net cash provided by (used in) investing activities                                             466                 (905)
                                                                                                      -------              -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                                     3,780                  306
 Repayments of long-term obligations                                                                     (217)                (204)
                                                                                                      -------              -------

          Net cash provided by financing activities                                                     3,563                  102
                                                                                                      -------              -------

Exchange Rate Effect on Cash                                                                            1,349                2,391
                                                                                                      -------              -------

Increase in Cash and Cash Equivalents                                                                   6,436                  548
Cash and Cash Equivalents at Beginning of Period                                                       74,451               44,429
                                                                                                      -------              -------

Cash and Cash Equivalents at End of Period                                                            $80,887              $44,977
                                                                                                      =======              =======








     The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1. General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 3, 2004, and its results of operations and cash flows for the three-month periods ended April 3, 2004, and March 29, 2003. Interim results are not necessarily indicative of results for a full year.

       The condensed consolidated balance sheet presented as of January 3, 2004, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, filed with the Securities and Exchange Commission.

2.     Comprehensive Income

       Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts. During the first quarters of 2004 and 2003, the Company had comprehensive income of $4,742,000 and $6,746,000, respectively. The components of comprehensive income were as follows:

                                                                                                           Three Months Ended
                                                                                                       -------------------------
                                                                                                       April 3,        March 29,
(In thousands)                                                                                             2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                               $2,728           $2,995
                                                                                                         ------           ------

Other Comprehensive Income
  Foreign Currency Translation Adjustments                                                                2,036            3,747
  Deferred (Loss) Gain on Foreign Currency Contracts                                                        (22)               4
                                                                                                         ------           ------
                                                                                                          2,014            3,751
                                                                                                         ------           ------

Comprehensive Income                                                                                     $4,742           $6,746
                                                                                                         ======           ======

3.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                                                           Three Months Ended
                                                                                                       -------------------------
                                                                                                       April 3,        March 29,
(In thousands, except per share amounts)                                                                   2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Basic

Net Income                                                                                               $2,728           $2,995
                                                                                                         ------           ------

Weighted Average Shares                                                                                  14,222           13,574
                                                                                                         ------           ------

Basic Earnings per Share                                                                                 $ 0.19           $ 0.22
                                                                                                         ======           ======


<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3. Earnings per Share (continued)

                                                                                                          Three Months Ended
                                                                                                       -------------------------
                                                                                                       April 3,        March 29,
(In thousands, except per share amounts)                                                                   2004             2003
--------------------------------------------------------------------------------------------------------------------------------

Diluted

Net Income                                                                                               $2,728           $2,995
                                                                                                         ------           ------

Weighted Average Shares                                                                                  14,222           13,574
Effect of Stock Options                                                                                     381              193
                                                                                                         ------           ------
Weighted Average Shares, as Adjusted                                                                     14,603           13,767
                                                                                                         ------           ------

Diluted Earnings per Share                                                                               $ 0.19           $ 0.22
                                                                                                         ======           ======

       Options to purchase approximately 238,800 and 393,400 shares of common stock for the first quarters of 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and/or their effect would have been antidilutive.

4.     Warranty Obligations

       The Company provides for the estimated cost of product warranties, primarily using historical information and estimated repair costs, at the time product revenue is recognized. In the Pulp and Papermaking Equipment and Systems
(Papermaking Equipment) segment the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. In the Composite and Fiber-based Products segment, the Company offers a standard limited warranty on its composite building products restricted to repair or replacement of the defective product or refund of the original purchase price. The composite building products business experienced an increase in warranty claims versus historical claim rates in the latter half of 2003 and the first quarter of 2004. The Company increased its estimated costs for product warranties for this business and recorded related warranty expenses of $496,000 in the first quarter of 2004 compared to $133,000 in the first quarter of 2003.
While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting product failures, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

       The changes in the carrying amount of the Company's consolidated product warranties for the three months ended April 3, 2004 and March 29, 2003, are as follows:
                                                                                                         Three Months Ended
                                                                                                     ---------------------------
                                                                                                     April 3,          March 29,
(In thousands)                                                                                           2004               2003
--------------------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                                                                         $4,530             $4,310

 Provision charged to income                                                                            1,295                603
 Usage                                                                                                   (946)              (470)
 Other, net (a)                                                                                            43                121
                                                                                                       ------             ------

Balance at End of Period                                                                               $4,922             $4,564
                                                                                                       ======             ======


(a) Represents the effects of currency translation.


<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5.     Inventories

       The components of inventories are as follows:

                                                                                                     April 3,          January 3,
(In thousands)                                                                                           2004                2004
---------------------------------------------------------------------------------------------------------------------------------

Raw Materials and Supplies                                                                            $12,838             $13,049
Work in Process                                                                                         7,823               7,806
Finished Goods (includes $795 and $860 at customer locations)                                          11,495              12,348
                                                                                                      -------             -------
                                                                                                      $32,156             $33,203
                                                                                                      =======             =======

6.     Restructuring Items

       During 2003, the Company recorded net restructuring and unusual income of $23,000, including $626,000 of restructuring costs and $649,000 of unusual income as detailed hereafter. During the second quarter of 2003, the Company recorded restructuring costs of $469,000, which were accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment's Kadant Lamort subsidiary. During the third quarter of 2003, the Company recorded an additional $157,000 of costs related to this restructuring activity. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for the Company's products. During the second quarter of 2003, unusual income resulted from a gain of $649,000 from the sale of property, for approximately $921,000 in cash, at the same subsidiary.

       A summary of the changes in accrued restructuring costs associated with the 2003 Restructuring Plan, which are included in other current liabilities in the accompanying condensed consolidated balance sheet, is as follows:

          (In thousands)                                                              Severance
          -------------------------------------------------------------------------------------

          2003 Restructuring Plan

              Balance at January 3, 2004                                                 $  200
                Usage                                                                       (46)
                Currency translation                                                          8
                                                                                         ------
              Balance at April 3, 2004                                                   $  162
                                                                                         ======

       The specific restructuring measures and associated estimated costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out its restructuring activities and anticipates that all actions related to these liabilities will be completed by the end of 2004.


<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


7.     Business Segment Information

                                                                                                          Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 3,          March 29,
(In thousands)                                                                                            2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                                                           $ 45,564           $ 45,557
 Composite and Fiber-based Products                                                                      6,163              5,818
                                                                                                      --------           --------
                                                                                                      $ 51,727           $ 51,375
                                                                                                      ========           ========

Income Before Income Taxes:
    Pulp and Papermaking Equipment and Systems (a)                                                    $  6,343           $  5,240
    Composite and Fiber-based Products (b)                                                                (636)               412
    Corporate (c)                                                                                       (1,831)            (1,040)
                                                                                                      --------           --------
    Total Operating Income                                                                               3,876              4,612
    Interest Income, Net                                                                                   321                219
                                                                                                      --------           --------
                                                                                                      $  4,197           $  4,831
                                                                                                      ========           ========

Capital Expenditures:
    Pulp and Papermaking Equipment and Systems                                                        $    330           $    202
    Composite and Fiber-based Products                                                                     110                648
    Corporate                                                                                                3                  3
                                                                                                      --------           --------
                                                                                                      $    443           $    853
                                                                                                      ========           ========


(a)  Includes a gain of $971 in the 2004 period, which resulted from renegotiating a series of agreements with one of the
     Company's licensees.
(b)  Includes an operating loss of $932 in the 2004 period and operating income of $84 in the 2003 period from the composite building products business.
(c)  Primarily general and administrative expenses.



<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.     Stock-Based Compensation

       As permitted by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," and SFAS No. 123, "Accounting for Stock-based Compensation," the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company's financial results would have been as follows:

                                                                                                      Three Months Ended
                                                                                                   ------------------------
                                                                                                   April 3,       March 29,
(In thousands, except per share amounts)                                                               2004            2003
---------------------------------------------------------------------------------------------------------------------------

Net Income:
 As reported                                                                                        $ 2,728         $ 2,995
 Deduct: Total stock-based employee compensation expense determined under the
    fair-value-based method for all awards, net of tax                                                 (506)           (669)
                                                                                                    -------         -------
 Pro forma                                                                                          $ 2,222         $ 2,326
                                                                                                    =======         =======

Basic Earnings per Share:
 As reported                                                                                        $  0.19         $  0.22
                                                                                                    =======         =======
 Pro forma                                                                                          $  0.16         $  0.17
                                                                                                    =======         =======

Diluted Earnings per Share:
 As reported                                                                                        $  0.19         $  0.22
                                                                                                    =======         =======
 Pro forma                                                                                          $  0.15         $  0.17
                                                                                                    =======         =======

9.     Employee Benefit Plans

Defined Benefit Pension Plan
       One of the Company's U.S. subsidiaries has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The same subsidiary has a post-retirement welfare benefits plan (reflected in the table below in "Other Benefits"). No future retirees are eligible for the post-retirement welfare benefits plan, and the plan includes a limit on the subsidiary's contributions.


<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


9.     Employee Benefit Plans (continued)

        The following summarizes the components of the net periodic benefit cost for the pension benefits and other benefits plans in the first quarter of 2004 and 2003.

                                                                 Three Months Ended                   Three Months Ended
                                                                   April 3, 2004                        March 29, 2003
                                                              -------------------------            ------------------------
(In thousands)                                                 Pension            Other             Pension           Other
                                                              Benefits         Benefits            Benefits        Benefits
---------                              --------


Components of Net Periodic Benefit Cost:
 Service cost                                                 $    162          $    -             $    156        $      -
 Interest cost                                                     257               13                 257              19
 Expected return on plan assets                                   (342)               -                (317)              -
 Recognized net actuarial loss                                       -                9                  12              10
 Amortization of prior service cost                                 11              (15)                 11             (11)
                                                              --------          -------            --------        --------

Net periodic benefit cost                                     $     88          $     7            $    119        $     18
                                                              ========          =======            ========        ========


The weighted-average assumptions used to determine net periodic benefit cost were as follows:

    Discount rate                                                6.25%            6.25%               6.75%           6.75%
    Expected long-term return on plan assets                     8.50%               -                8.75%              -
    Rate of compensation increase                                4.00%               -                5.00%              -

No cash contributions are expected for the pension and post-retirement welfare benefits plans in 2004.

10.    Recent Accounting Pronouncements

Consolidation of Variable Interest Entities
       In January 2003, the Financial Accounting Standards Board (FASB) released Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that all primary beneficiaries of Variable Interest Entities
(VIE) consolidate such entities. FIN No. 46 was effective immediately for VIEs created after January 31, 2003, and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN No. 46 (FIN No. 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN No. 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities and the adoption of the provisions of FIN No. 46R in the first quarter of 2004 did not have an effect on its condensed consolidated financial statements.



<

>
                                   KADANT INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

       This Quarterly Report on Form 10-Q includes forward-looking statements that are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely," "will," "would," or similar expressions, we are making forward-looking statements.

       Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in this Report.

Overview

Company Background

       We operate in two segments: the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment and the Composite and Fiber-based Products segment. Through our Papermaking Equipment segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world's major paper manufacturers. As a result, we have one of the largest installed bases of equipment in the pulp and paper industry. Our installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business and which, we believe, is less susceptible to the cyclical trends in the paper industry.

       Through our Composite and Fiber-based Products segment, we develop, manufacture, and market composite products made from recycled fiber and plastic, primarily for the building industry, and manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications.

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

Pulp and Papermaking Equipment and Systems Segment

       Our Papermaking Equipment segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the paper and paper recycling industries. Principal products include:

       - Stock-preparation systems and equipment: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers for preparation for entry into the paper machine during the production of recycled paper;




<

>
                                   KADANT INC.

Overview (continued)

       - Paper machine accessory equipment: doctoring systems and related consumables that continuously clean papermaking rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, and application of coatings; and profiling systems that control moisture, web curl, and gloss during paper production; and

       - Water-management systems: systems and equipment used to continuously clean paper machine fabrics and to drain, purify, and recycle process water during paper sheet formation.

Composite and Fiber-Based Products Segment

       Our Composite and Fiber-based Products segment consists of two product lines: composite building products and fiber-based granular products. Our principal products include:

       - Composite building products: decking and railing systems and roof tiles produced from recycled fiber, plastic, and other materials, and marketed through distributors primarily to the building industry; and

       - Fiber-based granular products: biodegradable, absorbant granules made from papermaking byproducts for use primarily as carriers in agricultural, home lawn and garden, and professional lawn, turf and ornamental applications.

International Sales

       During the first quarter of 2004, approximately 54% of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Application of Critical Accounting Policies and Estimates

       The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

       Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, filed with the Securities and Exchange Commission. There have been no material changes to these critical accounting policies since year-end 2003 that warrant further disclosure.



<

>
                                   KADANT INC.

Overview (continued)

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. Although there are early signs that a recovery may be underway, particularly in North America, the paper industry has been in a prolonged downcycle for the past several years. Over this period of time, the industry has been characterized by weak pulp and paper prices, decreased capital spending, and consolidation of paper companies within the industry. As paper companies have consolidated in response to market weakness, they have reduced capacity and postponed or even cancelled capacity addition or expansion projects. This tendency, along with paper companies' actions to quickly reduce operating rates and restrict capital spending and maintenance programs, has adversely affected our business. Over the long term, as the market recovers, we expect that consolidation in the paper industry and improved capacity management will have a positive effect on paper companies' financial performance and, in return, will be favorable to both paper companies and their suppliers, such as Kadant.

       There has been a significant amount of downtime at paper mills in North America and Europe which, coupled with weak economic conditions in the paper industry, has produced a difficult market environment resulting in deferrals of capital projects by paper companies and pricing pressure in some of our product lines. To mitigate the effects of these market conditions, we continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) expanding our business in China, (ii) increasing our higher-margin parts and consumables businesses across all our product lines,
(iii) sourcing the manufacture of non-proprietary components from third-party suppliers, (iv) shifting more production to our lower-cost manufacturing facilities, and (v) lowering our manufacturing overhead costs throughout the business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       Despite the challenging industry environment in North America and Europe, we are pursuing several market opportunities in other parts of the world. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we have established a wholly owned subsidiary that will operate a manufacturing and assembly facility in China for this equipment and related aftermarket products, as well as for our accessories and water-management products in the future. Although we are making progress in growing our aftermarket sales in China, revenues there are primarily derived from large capital orders, the timing of which is often difficult to predict. We plan to use our new facility in China as a base for increasing our aftermarket business, which we believe will be more predictable.

       We have also continued to invest in our composite building products business which, we believe, provides us with another internal growth opportunity. We believe that the market for composite building products will continue to grow as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products. We continue to focus on expanding our distribution network, with numerous wholesale distribution centers, as well as retail lumber centers throughout the U.S., now carrying our composite decking products.

       We did, however, experience some problems in the composite building products business that affected our profitability in the first quarter of 2004 and will continue to hamper profitability in the second quarter of 2004. As planned, we curtailed production in the first quarter of 2004 at our composites facility in Green Bay, Wisconsin, as we had sufficient inventory to meet current demand. In addition, in the first quarter of 2004, we experienced an increase in warranty claims over the first quarter of 2003 associated with excessive contraction of certain decking products, which had an adverse impact on profitability. Although we believe this problem was corrected in the third quarter of last year, we are still experiencing claims associated with product produced and installed before the corrective action was implemented. Lower production levels and the increase in warranty expense as a percentage of revenues over last year will continue to have a significant adverse impact on our profitability in the composite building products business in the second quarter of 2004. These factors considered, we expect our composite building products business to report, on a generally accepted



<

>
                                   KADANT INC.

Overview (continued)

accounting principles (GAAP) basis, an operating loss of $0.5 to $0.7 million, on revenues of $4 to $4.5 million, for the second quarter of 2004. We are maintaining our previously announced guidance for this business, and expect to report an operating loss of $0.8 to $1.2 million, on revenues of $15 to $17 million for the full year.

       For the total company we expect to earn, on a consolidated GAAP basis, for the second quarter of 2004, from $0.21 to $0.23 per diluted share, on revenues of $55 to $57 million. For the full year, we are maintaining our previously announced guidance of $0.90 to $1.00 per diluted share on a GAAP basis, on revenues of $205 to $215 million.

Results of Operations

First Quarter 2004 Compared With First Quarter 2003
---------------------------------------------------

       The following table sets forth, for the first fiscal quarters of 2004 and 2003, our unaudited Condensed Consolidated Statement of Income expressed as a percentage of total revenues. The results of operations for the fiscal quarter ended April 3, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                        Three Months Ended
                                                                                                  -----------------------------
                                                                                                  April 3,            March 29,
                                                                                                      2004                 2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            100.0%               100.0%
                                                                                                    ------               ------

Costs and Operating Expenses:
 Cost of revenues                                                                                    61.8                 62.7
 Selling, general, and administrative expenses                                                       28.7                 26.3
 Research and development expenses                                                                    2.0                  2.0
                                                                                                    ------               ------
                                                                                                     92.5                 91.0
                                                                                                    ------               ------

Operating Income                                                                                      7.5                  9.0

Interest Income, net                                                                                  0.6                  0.4
                                                                                                    ------               ------

Income Before Provision for Income Taxes                                                              8.1                  9.4

Provision for Income Taxes                                                                            2.8                  3.6
                                                                                                    ------               ------

Net Income                                                                                            5.3%                 5.8%
                                                                                                    ======               ======

Revenues

       Revenues increased slightly to $51.7 million in the first quarter of 2004 from $51.4 million in the first quarter of
2003, an increase of $0.3 million, or 1%. Revenues in 2004 include a favorable effect of currency translation of $3.0 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.



<

>
                                   KADANT INC.

Results of Operations (continued)

       Revenues for the first quarter of 2004 and 2003 by segment were as follows:
                                                                                                          Three Months Ended
                                                                                                    -----------------------------
                                                                                                      April 3,          March 29,
(In thousands)                                                                                            2004               2003
----------------------------------------------------- ---------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                                                           $ 45,564           $ 45,557
 Composite and Fiber-based Products                                                                      6,163              5,818
                                                                                                      --------           --------
                                                                                                      $ 51,727           $ 51,375
                                                                                                      ========           ========

       Pulp and Papermaking Equipment and Systems Segment. Revenues at the
Papermaking Equipment segment were $45.6 million in both the first quarters of 2004 and 2003. Revenues in 2004 include the favorable effect of currency translation described above, all of which occurred in this segment. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased by $2.7 million, or 11%. Revenues in the stock-preparation equipment product line included a $1.3 million, or 6%, favorable effect from currency translation in the first quarter of 2004 compared to the first quarter of 2003. Revenues in this product line decreased as a result of continued market weakness in North America and Europe and due to a decrease in export sales to China. Revenues in the stock-preparation equipment product line from China were $6.7 million in the first quarter of 2004 compared to $8.3 million in the first quarter of 2003. Revenues from the segment's paper machine accessories product line increased $2.1 million, or 14%, including a $1.3 million favorable effect of currency translation, in the first quarter of 2004 compared to the first quarter of 2003. Revenues from the segment's water-management product line increased $0.6 million, or 9%, including a $0.3 million favorable effect of currency translation, in the first quarter of 2004 compared to the first quarter of 2003.

       Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $6.2 million in the first quarter of 2004 from $5.8 million in the first quarter of 2003, as a result of an increase of $0.5 million in sales of our fiber-based granular products due to stronger sales of Biodac, our patented product family of biodegradable granules that we produce from papermaking byproducts. This increase was slightly offset by a decrease in revenues from our composite building products of $0.1 million in the first quarter of 2004 compared with the first quarter of 2003.

Gross Profit Margin

       Gross profit margin was 38% in the first quarter of 2004 compared to 37% in the first quarter of 2003.

       Gross profit margin for the first quarters of 2004 and 2003 by segment was as follows:
                                                                                                          Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 3,          March 29,
                                                                                                          2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Equipment and Systems                                                              41.3%              38.2%
 Composite and Fiber-based Products                                                                      15.6               32.0
                                                                                                         -----              -----
                                                                                                         38.2%              37.3%

       The gross profit margin at the Papermaking Equipment segment increased to 41% in the first quarter of 2004 from 38% in the first quarter of 2003 primarily due to higher margins achieved on sales of capital equipment, strong aftermarket revenues in China, and a favorable product mix. The gross profit margin at the Composite and Fiber-based Products segment decreased to 16% in the first quarter of 2004 from 32% in the first quarter of 2003 due to



<

>
                                   KADANT INC.

Results of Operations (continued)

significantly lower product margins in our composite building products business. Lower production levels and an increase in warranty expense in the first quarter of 2004 over the first quarter of 2003 contributed to the lower gross profit margin in our composite building products business.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 29% in the first quarter of 2004 compared with 26% in the first quarter of 2003. Selling, general, and administrative expenses increased to $14.9 million in the first quarter of 2004 from $13.5 million in the first quarter of 2003, an increase of $1.4 million, or 10%. Approximately half of the increase, or $0.8 million, was due to the unfavorable impact of foreign currency translation in the Papermaking Equipment segment compared to the first quarter of 2003. The remaining portion of the increase was due to higher expenses in the first quarter of 2004 compared to the first quarter of 2003 which are partially offset by two gains. Included in selling, general, and administrative expenses in the first quarter of 2004 were increased expenses associated with several projects that are underway to further streamline our international organization and the initial expenses related to the establishment of our wholly owned subsidiary in China. Partially offsetting these expenses is a gain of approximately $1.0 million, which resulted from renegotiating a series of agreements with one of our licensees and a gain of approximately $0.1 million from the sale of a building in one of our foreign subsidiaries.

       Research and development expenses were $1.0 million in both the first quarters of 2004 and 2003 and represented 2% of revenues in both periods.

Interest Income

       Interest income increased to $0.3 million in the first quarter of 2004 from $0.2 million in the first quarter of 2003 primarily due to higher average invested balances.

Income Taxes

       Our effective tax rate was 35% and 38% in the first quarters of 2004 and 2003, respectively. The 38% effective tax rate in the first quarter of 2003 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. The 35% effective tax rate in first quarter of 2004 decreased compared to the first quarter of 2003 primarily due to a decrease in state income taxes and nondeductible expenses and a decrease in the foreign blended rate.

Liquidity and Capital Resources

       Consolidated working capital was $115.7 million at April 3, 2004, compared with $107.0 million at January 3, 2004. Included in working capital are cash and cash equivalents of $80.9 million at April 3, 2004, compared with $74.5 million at January 3, 2004. At April 3, 2004, $44.1 million of cash and cash equivalents were held by our foreign subsidiaries.

       Our operating activities provided $1.1 million of cash during the first quarter of 2004 compared to $1.0 million used in operating activities during the first quarter of 2003. Cash was provided by net income of $2.7 million and depreciation and amortization expense of $1.2 million in the first quarter of 2004. In addition in the first quarter of 2004, cash of $3.7 million was provided by a decrease in unbilled contract costs and fees due to the timing of progress billings. An increase in accounts receivable resulted in a use of cash of $3.1 million in 2004 primarily at the Papermaking Equipment segment due to the timing of payments. In





<

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

addition, a use of $3.3 million in cash resulted from a decrease in other accrued liabilities, primarily due to a decrease in accrued payroll and employee benefits as a result of employee incentive payments made in the first quarter of 2004 and the timing of payroll payments.

       Our investing activities provided $0.5 million of cash in the first quarter of 2004 compared with a use of $0.9 million of cash in the first quarter of 2003. During the first quarter of 2004, we received proceeds of $1.3 million from the sale of property, plant, and equipment, offset partly by the purchase of $0.4 million of property, plant, and equipment. In addition, in the first quarter of 2004 we paid $0.3 million to acquire the remaining 5% minority interest in one of our subsidiaries.

       Our financing activities provided cash of $3.6 million and $0.1 million in the first quarter of 2004 and 2003 respectively. During the first quarter of 2004, we received proceeds of $3.8 million from the issuance of common stock in connection with the exercise of employee stock options, which was offset in part by the repayment of $0.2 million of a long-term note payable.

       At April 3, 2004, we had $52.6 million of unremitted foreign earnings that could be subject to tax if remitted to the U.S. Our practice is to reinvest indefinitely the earnings of certain of our international subsidiaries. We do not expect that this will have a material adverse effect on our current liquidity.

       In May 2003, our board of directors authorized the repurchase of up to $25.0 million of our equity securities in the open market or in negotiated transactions through May 15, 2004. As of May 5, 2004, 23,000 shares had been repurchased under this authorization.

       Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2004 for property, plant, and equipment of approximately $4.1 million, including $0.3 million for the composites building products business and $1.7 million for our manufacturing and assembly facility in China.

       In the future, our liquidity position will be primarily affected by the level of cash flows from operations and the amount of cash expended on capital expenditures and stock repurchases, or acquisitions, if any. We believe that our existing resources, together with the cash we expect to generate from operations, are sufficient to meet the capital requirements of our current operations for the foreseeable future.

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


<

>
                                   KADANT INC.

Risk Factors (continued)

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

       During the first quarter of 2004, approximately 54% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

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

       Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets where payment for our products and services is made in their local currencies. Any of these factors could have a material adverse impact on our business and results of operations.
       An increasing portion of our international sales has and may in the future come from China. An increase in revenues, as well as our planned operation of a manufacturing and assembly facility in China, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased credit risk due to payment terms that are applicable to doing business in China. In addition, the timing of these orders is often difficult to predict.

We are subject to intense competition in all our markets.

       We believe that the principal competitive factors affecting the markets for our products include quality, price, service, technical expertise, and product innovation. Our competitors include a number of large multinational corporations that may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Competitors' technologies may prove to be superior to ours. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. Competition, especially in China, could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. In addition, our composite building products business is subject to intense competition, particularly in the decking market, from traditional wood products and other composite lumber manufacturers, many of whom have greater financial, technical, and marketing resources than we do. As a result, we may be unable to compete successfully in this market.

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




<

>
                                   KADANT INC.

Risk Factors (continued)

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

       Our composite building products are new, have not been on the market for long periods of time, and may be used for applications about which we may have little knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could adversely affect our operating results. In the second half of 2003, we experienced a significant increase in warranty claims and warranty expense related to our composite decking products. Although claims were down sequentially in the first quarter of 2004, we cannot predict if this will continue and a continued high level of warranty claims or expenses and/or failure of our products to perform or to be accepted in the marketplace would have an adverse impact on the profitability of our business.

We are dependent on a single mill for the raw material used in our fiber-based granules, and we may not be able to obtain raw material on commercially reasonable terms; in addition, the manufacture of our composite building products and fiber-based granules is subject to commodity price risks.

       We are dependent on a single paper mill for the fiber used in the manufacture of our fiber-based granules and composite building products. This mill has the exclusive right to supply the papermaking byproducts used in our process to manufacture the granules. Although we believe our relationship with the mill is good, the mill could decide



<

>
                                   KADANT INC.

Risk Factors (continued)

not to renew its contract with us at the end of 2005, or may not agree to renew on commercially reasonable terms. If this were to occur, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and might prevent prices for our products from being competitive.
       In addition, we use natural gas in the production of our fiber-based granular products. We manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations.
       Our composite building products also contain plastics, which are subject to wide fluctuations in pricing and availability. Higher energy costs can increase the price of plastic significantly and rapidly. We may be unable to obtain sufficient quantities at reasonable prices, which would adversely affect our profitability and ability to produce a sufficient quantity of our products or to produce our products at competitive prices.

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.

       Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. We may not be able to complete future acquisitions, integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions.
       In addition, we have previously acquired several companies and businesses. As a result of these acquisitions, we have recorded significant goodwill on our balance sheet, and in conjunction with the adoption of SFAS No. 142 in 2002, we recorded a transitional impairment charge upon the adoption of this standard. Any future impairment losses identified will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows depend, in part, on how well we have integrated these businesses.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

       We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. A patent relating to our fiber-based granular products expires in the second quarter of 2004. As a result, we could be subject to increased competition in this market, which could have an adverse effect on this business. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of


<

>
                                   KADANT INC.

Risk Factors (continued)

operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.
       We seek to protect trade secrets and proprietary know-how, in part, through confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors.
       Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prohibit the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in our quarterly operating results may cause our stock price to decline.

       Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104) we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:
       - failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104;
       -    demand for and market acceptance of our products;
       - competitive pressures resulting in lower sales prices of our products;
       -    adverse changes in the pulp and paper industry;
       -    delays or problems in our introduction of new products;
       - our competitors' announcements of new products, services, or technological innovations;
       - contractual liabilities incurred by us related to guarantees of our product performance;
       - increased costs of raw materials or supplies, including the cost of energy; and
       -    changes in the timing of product orders.


<

<

>
                                   KADANT INC.

Risk Factors (continued)

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2003.

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

            Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 3, 2004. Based on this evaluation, our CEO and CFO concluded that, as of April 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)    Changes in Internal Control Over Financial Reporting

            No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



<

<

>
                                   KADANT INC.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
------------------------------------------------------------------------------
Securities
----------

       On May 16. 2003, the Board of Directors announced the adoption of a repurchase program, authorizing the repurchase of up to $25 million of the Company's shares of common stock from time to time, depending on market conditions. No shares were repurchased under this program during the quarter ended April 3, 2004.

       In April 2004, we issued an aggregate of 10,000 shares of our common stock, $0.01 par value per share, to our outside directors pursuant to our Directors Restricted Stock Plan, as amended. Under this plan, our outside directors each receive 2,500 shares of restricted stock annually as compensation for their service as a director. The shares issued to directors are restricted from resale for three years, with certain exceptions. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

       On February 19, 2004, we furnished a Current Report on Form 8-K furnishing (pursuant to Item 12) the text of our press release dated February 18, 2004, announcing our financial results for the fiscal year ended January 3, 2004.

       On April 29, 2004, we furnished a Current Report on Form 8-K furnishing (pursuant to Item 12) the text of our press release dated April 28, 2004, announcing our first quarter 2004 financial results.


<

<

>
                                   KADANT INC.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May, 2004.

                            KADANT INC.

                        /s/ Thomas M. O'Brien
                            ----------------------------------------------------
                            Thomas M. O'Brien
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)





<>




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






<

>