Form 10-Q
period 2004-07-03
KADANT INC
filed 2004-08-10
CIK 886346

3
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended July 3, 2004
      or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________ to _________

                         Commission file number 1-11406

                                   KADANT INC.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                              52-1762325
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at August 3, 2004
     ----------------------------            -----------------------------
     Common Stock, $.01 par value                     14,054,128

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                     July 3,          January 3,
(In thousands)                                                                                          2004                2004
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $ 81,588            $ 74,451
 Accounts receivable, less allowances of $1,767 and $1,680                                            32,096              32,507
 Unbilled contract costs and fees                                                                     11,704              10,755
 Inventories (Note 5)                                                                                 32,445              33,203
 Deferred tax asset                                                                                    7,714               7,710
 Other current assets                                                                                  3,365               3,187
                                                                                                    --------            --------
                                                                                                     168,912             161,813
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               74,987              77,458
 Less: Accumulated depreciation and amortization                                                      51,150              51,631
                                                                                                    --------            --------
                                                                                                      23,837              25,827
                                                                                                    --------            --------

Other Assets                                                                                           9,969              10,537
                                                                                                    --------            --------

Goodwill                                                                                              73,815              73,536
                                                                                                    --------            --------

                                                                                                    $276,533            $271,713
                                                                                                    ========            ========





















            The accompanying notes are an integral part of these condensed consolidated financial statements.



                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                     July 3,          January 3,
(In thousands, except share amounts)                                                                    2004                2004
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations                                                        $      -            $    598
 Accounts payable                                                                                     25,336              23,896
 Accrued payroll and employee benefits                                                                 9,332              11,356
 Accrued warranty costs                                                                                4,931               4,530
 Customer deposits                                                                                     3,780               2,406
 Accrued income taxes                                                                                  3,014               1,040
 Other current liabilities                                                                             8,615              10,983
                                                                                                    --------            --------
                                                                                                      55,008              54,809
                                                                                                    --------            --------

Deferred Income Taxes                                                                                  1,271               1,617
                                                                                                    --------            --------

Other Long-Term Liabilities                                                                            3,180               3,178
                                                                                                    --------            --------

Minority Interest                                                                                         58                 351
                                                                                                    --------            --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
  none issued                                                                                              -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized; 14,562,854
  and 14,309,892 shares issued                                                                           146                 143
 Capital in excess of par value                                                                       98,044              94,454
 Retained earnings                                                                                   134,990             128,519
 Treasury stock at cost, 495,326 and 208,226 shares                                                  (14,525)             (8,788)
 Deferred compensation                                                                                  (151)                (31)
 Accumulated other comprehensive loss (Note 2)                                                        (1,488)             (2,539)
                                                                                                    --------            --------
                                                                                                     217,016             211,758
                                                                                                    --------            --------

                                                                                                    $276,533            $271,713
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

<

>
                                   KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                   July 3,             June 28,
(In thousands, except per share amounts)                                                              2004                 2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                           $57,782              $55,784
                                                                                                   -------              -------

Costs and Operating Expenses:
 Cost of revenues                                                                                   36,652               35,086
 Selling, general, and administrative expenses                                                      15,566               13,382
 Research and development expenses                                                                     693                1,310
 Restructuring and unusual items (Note 6)                                                                -                 (180)
                                                                                                   -------              -------
                                                                                                    52,911               49,598
                                                                                                   -------              -------

Operating Income                                                                                     4,871                6,186

Interest Income                                                                                        318                  214
Interest Expense                                                                                        (4)                 (11)
                                                                                                   -------              -------

Income Before Provision for Income Taxes and Minority Interest                                       5,185                6,389
Provision for Income Taxes                                                                           1,428                2,428
Minority Interest Expense                                                                               14                   72
                                                                                                   -------              -------

Net Income                                                                                         $ 3,743              $ 3,889
                                                                                                   =======              =======

Earnings per Share (Note 3):
 Basic                                                                                             $   .26              $   .29
                                                                                                   =======              =======

 Diluted                                                                                           $   .26              $   .28
                                                                                                   =======              =======

Weighted Average Shares (Note 3):
 Basic                                                                                              14,218               13,601
                                                                                                   =======              =======

 Diluted                                                                                            14,555               13,908
                                                                                                   =======              =======















           The accompanying notes are an integral part of these condensed consolidated financial statements.


<                                       4

>
                                  KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                  -----------------------------
                                                                                                   July 3,             June 28,
(In thousands, except per share amounts)                                                              2004                 2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $109,509             $107,159
                                                                                                  --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                   68,617               67,294
 Selling, general, and administrative expenses                                                      30,434               26,894
 Research and development expenses                                                                   1,711                2,353
 Restructuring and unusual items (Note 6)                                                                -                 (180)
                                                                                                  --------             --------
                                                                                                   100,762               96,361
                                                                                                  --------             --------

Operating Income                                                                                     8,747               10,798

Interest Income                                                                                        647                  450
Interest Expense                                                                                       (12)                 (28)
                                                                                                  --------             --------

Income Before Provision for Income Taxes and Minority Interest                                       9,382               11,220
Provision for Income Taxes                                                                           2,897                4,264
Minority Interest Expense                                                                               14                   72
                                                                                                  --------             --------

Net Income                                                                                        $  6,471             $  6,884
                                                                                                  ========             ========


Earnings per Share (Note 3):
 Basic                                                                                            $    .46             $    .51
                                                                                                  ========             ========

 Diluted                                                                                          $    .44             $    .50
                                                                                                  ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              14,220               13,588
                                                                                                  ========             ========

 Diluted                                                                                            14,579               13,837
                                                                                                  ========             ========















            The accompanying notes are an integral part of these condensed consolidated financial statements.


<                                       5

>
                                  KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                                                            Six Months Ended
                                                                                                      ----------------------------
                                                                                                      July 3,             June 28,
(In thousands)                                                                                           2004                 2003
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                           $ 6,471              $ 6,884
 Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of property (Note 6)                                                                   (140)                (649)
     Depreciation and amortization                                                                      2,419                2,607
     Provision for losses on accounts receivable                                                          218                   77
     Minority interest expense                                                                             14                   72
     Other non-cash items                                                                                 312                  172
     Changes in current accounts:
      Accounts receivable                                                                                (993)              (4,259)
      Unbilled contract costs and fees                                                                   (878)              (7,725)
      Inventories                                                                                         911               (1,440)
      Other current assets                                                                               (117)                (208)
      Accounts payable                                                                                  1,261                4,809
      Other current liabilities                                                                          (601)               2,718
                                                                                                      -------              -------

        Net cash provided by operating activities                                                       8,877                3,058
                                                                                                      -------              -------

Investing Activities:
 Purchases of property, plant, and equipment                                                           (1,146)              (1,448)
 Proceeds from sale of property, plant, and equipment                                                   1,279                  940
 Acquisition of minority interest in subsidiary                                                          (318)                   -
 Other, net                                                                                               (94)                (125)
                                                                                                      -------              -------

        Net cash used in investing activities                                                            (279)                (633)
                                                                                                      -------              -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                                     4,598                  791
 Purchases of Company common stock                                                                     (6,159)                   -
 Repayments of long-term obligations                                                                     (598)                (567)
                                                                                                      -------              -------

        Net cash (used in) provided by financing activities                                            (2,159)                 224
                                                                                                      -------              -------

Exchange Rate Effect on Cash                                                                              698                5,404
                                                                                                      -------              -------

Increase in Cash and Cash Equivalents                                                                   7,137                8,053
Cash and Cash Equivalents at Beginning of Period                                                       74,451               44,429
                                                                                                      -------              -------

Cash and Cash Equivalents at End of Period                                                            $81,588              $52,482
                                                                                                      =======              =======







          The accompanying notes are an integral part of these condensed consolidated financial statements.

<                                       6

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.     General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 3, 2004, its results of operations for the three- and six-month periods ended July 3, 2004, and June 28, 2003, and cash flows for the six-month periods ended July 3, 2004, and June 28, 2003. Interim results are not necessarily indicative of results for a full year.

       The condensed consolidated balance sheet presented as of January 3, 2004, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, filed with the Securities and Exchange Commission.

2.     Comprehensive Income

       Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts. During the second quarters of 2004 and 2003, the Company had comprehensive income of $2,780,000 and $8,870,000, respectively. During the first six months of 2004 and 2003, the Company had comprehensive income of $7,522,000 and $15,616,000, respectively.

The components of comprehensive income were as follows:

                                                                          Three Months Ended                   Six Months Ended
                                                                       ------------------------           ------------------------
                                                                       July 3,         June 28,           July 3,         June 28,
(In thousands)                                                            2004             2003              2004             2003
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                              $3,743           $3,889            $6,471          $ 6,884
                                                                        ------           ------            ------          -------

Other Comprehensive (Loss) Income
   Foreign Currency Translation Adjustments                               (949)           5,119             1,087            8,866
   Deferred Loss on Foreign Currency Contracts                             (14)            (138)              (36)            (134)
                                                                        ------           ------            ------
                                                                          (963)           4,981             1,051            8,732
                                                                        ------           ------            ------
Comprehensive Income                                                    $2,780           $8,870            $7,522          $15,616
                                                                        ======           ======            ======          =======


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.     Earnings per Share

       Basic and diluted earnings per share were calculated as follows:

                                                                         Three Months Ended                  Six Months Ended
                                                                     -------------------------          -------------------------
                                                                     July 3,          June 28,          July 3,          June 28,
(In thousands, except per share amounts)                                2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Basic

Net Income                                                           $ 3,743           $ 3,889          $ 6,471           $ 6,884
                                                                     -------           -------          -------           -------

Weighted Average Shares                                               14,218            13,601           14,220            13,588
                                                                     -------           -------          -------           -------

Basic Earnings per Share                                             $  0.26           $  0.29          $  0.46           $  0.51
                                                                     =======           =======          =======           =======

Diluted

Net Income                                                           $ 3,743           $ 3,889          $ 6,471           $ 6,884
                                                                     -------           -------          -------           -------

Weighted Average Shares                                               14,218            13,601           14,220            13,588
Effect of Stock Options                                                  337               307              359               249
                                                                     -------           -------          -------           -------
Weighted Average Shares, as Adjusted                                  14,555            13,908           14,579            13,837
                                                                     -------           -------          -------           -------

Diluted Earnings per Share                                           $  0.26           $  0.28          $  0.44           $  0.50
                                                                     =======           =======          =======           =======


       Options to purchase approximately 222,400 and 345,700 shares of common stock for the second quarters of 2004 and 2003, respectively, and 234,700 and 369,500 shares of common stock for the first six months of 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been antidilutive.

4.     Warranty Obligations

       The Company provides for the estimated cost of product warranties, primarily using historical information and estimated repair costs, at the time product revenue is recognized. In the Pulp and Papermaking Equipment and Systems (Papermaking Equipment) segment, the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. In the Composite and Fiber-based Products segment, the Company offers a standard limited warranty on its composite building products restricted to repair or replacement of the defective product or refund of the original purchase price. The composite building products business experienced an increase in warranty claims versus historical claim rates in the latter half of 2003 and the first six months of 2004. The Company increased its estimated costs for product warranties for this business and recorded related warranty expenses of $1,330,000 in the first six months of 2004 versus $477,000 in the first six months of 2003. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting product failures, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.


<                                       8

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Warranty Obligations (continued)

       The changes in the carrying amount of the Company's consolidated product warranties for the three- and six- month periods ended July 3, 2004 and June 28, 2003, are as follows:

                                                                                                 Three Months Ended
                                                                                       ---------------------------------------
(In thousands)                                                                         July 3, 2004              June 28, 2003
------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                               $4,922                     $4,564
 Provision charged to income                                                                  1,408                        640
 Usage                                                                                       (1,375)                      (454)
 Other, net (a)                                                                                 (24)                       167
                                                                                             ------                     ------
Balance at End of Period                                                                     $4,931                     $4,917
                                                                                             ======                     ======


                                                                                                   Six Months Ended
                                                                                       ---------------------------------------
(In thousands)                                                                         July 3, 2004              June 28, 2003
------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                               $4,530                     $4,310
 Provision charged to income                                                                  2,703                      1,243
 Usage                                                                                       (2,321)                      (924)
 Other, net (a)                                                                                  19                        288
                                                                                             ------                     ------
Balance at End of Period                                                                     $4,931                     $4,917
                                                                                             ======                     ======

(a) Represents the effects of currency translation.

5.     Inventories

       The components of inventories are as follows:

(In thousands)                                                                         July 3, 2004            January 3, 2004
------------------------------------------------------------------------------------------------------------------------------

Raw Materials and Supplies                                                                  $13,341                    $13,049
Work in Process                                                                               7,391                      7,806
Finished Goods (includes $725 and $860 at customer locations)                                11,713                     12.348
                                                                                            -------                    -------
                                                                                            $32,445                    $33,203
                                                                                            =======                    =======

6.     Restructuring and Unusual Items

       During the second quarter of 2003, the Company recorded net restructuring costs and unusual income of $180,000, including $469,000 of restructuring costs and $649,000 of unusual income as detailed hereafter. The restructuring costs of $469,000, which were accounted for in accordance with Statement of Financial Accounting Standards No. 112 (SFAS No. 112), "Employers' Accounting for Postemployment Benefits - an amendment of SFAS No. 5 and 43", related to severance costs for seven employees across all functions at the Papermaking Equipment segment's Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for the Company's products. The unusual income resulted from a gain of $649,000 from the sale of property, for approximately $921,000 in cash, at the same subsidiary.


<                                       9

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.     Restructuring and Unusual Items (continued)

       A summary of the changes in accrued restructuring costs, which are included in other current liabilities in the accompanying condensed consolidated balance sheet, are as follows:

(In thousands)                                                                        Severance
-----------------------------------------------------------------------------------------------
Balance at January 3, 2004                                                                 $200
Usage                                                                                       (46)
Currency translation                                                                          5
                                                                                           ----
Balance at July 3, 2004                                                                    $159
                                                                                           ====

       The specific restructuring measures and associated estimated costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out its restructuring activities and anticipates that all actions related to these liabilities will be completed by the end of 2004.

7.     Business Segment Information

                                                                        Three Months Ended                  Six Months Ended
                                                                     -------------------------         --------------------------
                                                                     July 3,          June 28,          July 3,          June 28,
(In thousands)                                                          2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                          $50,933           $50,674         $ 96,497          $ 96,231
 Composite and Fiber-based Products                                    6,849             5,110           13,012            10,928
                                                                     -------           -------         --------          --------
                                                                     $57,782           $55,784         $109,509          $107,159
                                                                     =======           =======         ========          ========

Income Before Provision for Income Taxes and
  Minority Interest:
    Pulp and Papermaking Equipment and Systems (a)                   $ 6,152           $ 6,691         $ 12,495          $ 11,931
    Composite and Fiber-based Products (b)                               104               571             (532)              983
    Corporate (c)                                                     (1,385)           (1,076)          (3,216)           (2,116)
                                                                     -------           -------         --------          --------
    Total Operating Income                                             4,871             6,186            8,747            10,798
    Interest Income, Net                                                 314               203              635               422
                                                                     -------           -------         --------          --------
                                                                     $ 5,185           $ 6,389         $  9,382          $ 11,220
                                                                     =======           =======         ========          ========

Capital Expenditures:
 Pulp and Papermaking Equipment and Systems                          $   505           $   359         $    835          $    561
 Composite and Fiber-based Products                                      190               228              300               876
 Corporate                                                                 8                 8               11                11
                                                                     -------           -------         --------          --------
                                                                     $   703           $   595         $  1,146          $  1,448
                                                                     =======           =======         ========          ========


(a)  Includes a gain of $971 in the six-month period ending July 3, 2004, which resulted from renegotiating a series of agreements with one of the Company's licensees, and net restructuring costs and unusual income of $180 in the three- and six-month periods ended June 28, 2003 (Note 6).


<                                       10

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.     Business Segment Information (continued)

(b) Includes operating losses from the composite building products business of $370 and $1,302 in the three- and six-month periods ended July 3, 2004, respectively, and operating income of $26 and $110 in the three- and six-month periods ended June 28, 2003, respectively.
(c)  Primarily general and administrative expenses.

8.     Stock-Based Compensation

       As permitted by SFAS No. 148, "Accounting for Stock-based Compensation -
Transition and Disclosure," and SFAS No. 123, "Accounting for Stock-based
Compensation," the Company has elected to continue to apply Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to
Employees," and related interpretations to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No.
123, the effect on certain of the Company's financial results would have been as follows:

                                                                        Three Months Ended                  Six Months Ended
                                                                     -------------------------          -------------------------
                                                                     July 3,          June 28,          July 3,          June 28,
(In thousands, except per share amounts)                                2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Net Income:
 As reported                                                          $3,743            $3,889           $6,471            $6,884
 Deduct: Total stock-based employee
 compensation expense determined
 under the fair-value-based method
 for all awards, net of tax                                             (623)             (616)          (1,129)           (1,285)
                                                                      ------            ------           -------           ------

 Pro forma                                                            $3,120            $3,273           $5,342            $5,599
                                                                      ======            ======           ======            ======

Basic Earnings per Share:
 As reported                                                          $  .26            $  .29           $  .46            $  .51
 Pro forma                                                            $  .22            $  .24           $  .38            $  .41

Diluted Earnings Per Share:
 As reported                                                          $  .26            $  .28           $  .44            $  .50
 Pro forma                                                            $  .21            $  .24           $  .37            $  .40

9.     Employee Benefit Plans

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


>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.     Employee Benefit Plans (continued)

       The following summarizes the components of the net periodic benefit cost for the pension benefits and other benefits plans in the three- and six-month periods ended July 3, 2004 and June 28, 2003.

                                                        Three Months Ended                      Three Months Ended
(In thousands)                                             July 3, 2004                           June 28, 2003
--------------------------------------------------------------------------------------------------------------------
                                                      Pension         Other                   Pension         Other
                                                      Benefits      Benefits                  Benefits      Benefits
                                                      --------      --------                  --------      --------
Components of Net Periodic Benefit Cost:
  Service cost                                            $158          $  -                      $156          $  -
  Interest cost                                            227            13                       257            19
  Expected return on plan assets                          (342)            -                      (317)            -
  Recognized net actuarial loss                              -             9                        12            10
  Amortization of prior service cost                        11           (15)                       11           (11)
                                                          ----          ----                      ----          ----
Net periodic benefit cost                                 $ 54          $  7                      $119          $ 18
                                                          ====          ====                      ====          ====


                                                         Six Months Ended                       Six Months Ended
                                                           July 3, 2004                           June 28, 2003
                                                      --------------------------------------------------------------
                                                      Pension         Other                   Pension         Other
                                                      Benefits      Benefits                  Benefits      Benefits
                                                      --------      --------                  --------      --------
Components of Net Periodic Benefit Cost:
    Service cost                                          $320          $  -                      $312          $  -
    Interest cost                                          484            26                       514            38
    Expected return on plan assets                        (684)            -                      (634)            -
    Recognized net actuarial loss                            -            18                        24            20
 Amortization of prior service cost                         22           (30)                       22           (22)
                                                          ----          ----                      ----          ----
Net periodic benefit cost                                 $142          $ 14                      $238          $ 36
                                                          ====          ====                      ====          ====

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

    Discount rate                                         6.25%         6.25%                     6.75%         6.75%
    Expected long-term return on plan assets              8.50%            -                      8.75%            -
    Rate of compensation increase                         4.00%            -                      5.00%            -

       No cash contributions are expected for the pension and post-retirement welfare benefits plans in 2004.

10.    Recent Accounting Pronouncement

Consolidation of Variable Interest Entities
       In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Company does not have interests in special purpose entities and the adoption of the provisions of FIN 46 and the Revised Interpretations in the first quarter of 2004 did not have an effect on its condensed consolidated financial statements.

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

       We were incorporated in Delaware in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, we completed an initial public offering of a portion of our outstanding common stock. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. In August 2001, Thermo Electron disposed of its remaining equity interest in Kadant by means of a stock dividend to its shareholders. In May 2003, we moved the listing of our common stock to the New York Stock Exchange, where it trades under the symbol "KAI".

Pulp and Papermaking Equipment and Systems Segment

       Our Papermaking Equipment segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the paper and paper recycling industries. Principal products include:

       - Stock-preparation systems and equipment: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers in preparation for entry into the paper machine during the production of recycled paper;

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

International Sales

       During the first six months of 2004, approximately 56% of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

       Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, filed with the Securities and Exchange Commission. There have been no material changes to these critical accounting policies and estimates since year-end 2003 that warrant further disclosure.

>
                                  KADANT INC.


Overview (continued)

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. Although the paper industry had been in a prolonged downcycle for the past several years, the performance of paper producers, especially in North America, has been gradually improving over the past few quarters. Increased operating rates and improved pricing has helped to increase the profitability of paper producers during this period. Nevertheless, paper companies are still cautious about increasing their capital and operating spending in the current market environment. We expect, however, that as the market recovers, paper companies will increase their capital and operating spending, which will have a positive effect on paper company suppliers, such as Kadant, although the timing of such effect is difficult to predict. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) expanding our business in China, (ii) increasing our higher-margin parts and consumables businesses across all our product lines, (iii) sourcing the manufacture of non-proprietary components from third-party suppliers, (iv) shifting more production to our lower-cost manufacturing facilities, and (v) lowering our manufacturing overhead costs throughout the business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       We continue to pursue market opportunities outside of North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we have established a wholly owned subsidiary that will operate a manufacturing and assembly facility in China for this equipment and related aftermarket products, as well as for our accessories and water-management products in the future. Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. Recently, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to better control economic growth. These efforts are reflected in a slowdown in financing approvals in China's banking system. This has caused delays in receiving orders and, as a result, will delay revenue recognition on these projects to periods later than originally expected. We plan to use our new facility in China as a base for increasing our aftermarket business, which we believe will be more predictable.

       We have also continued to invest in our composite building products business which, we believe, provides us with an internal growth opportunity. The market for composite building products has grown as consumer awareness of the advantages of these products increases their acceptance as an alternative to traditional wood products. We continue to focus on expanding our distribution network, with numerous wholesale distribution centers and retail lumber yards throughout the U.S. now carrying our composite decking products.

       We did, however, experience some problems in the composite building products business that affected our profitability in the first six months of 2004 and will continue to hamper profitability in the second half of 2004. Beginning in mid-2003 and continuing into the first six months of 2004, we experienced an increase in warranty claims over the first six months of 2003, which had an adverse impact on profitability. The majority of these claims were associated with excessive contraction of certain decking products. Although we believe the production problems were corrected in 2003, we are still experiencing a significant level of claims associated with decking products produced and installed before the corrective actions were implemented. In addition, the cost of plastic used in our composite building products has significantly increased recently. The combination of higher warranty expense and plastic costs over last year will continue to have a significant adverse impact on our profitability in the composite building products business for the remainder of 2004. These factors considered, for the third quarter of 2004 we expect our composite building products business to report, on a generally accepted accounting principles (GAAP) basis, in the range of an operating loss of $0.2 million to operating income of $0.1 million, on revenues of $4 to $4.5 million. For the full year, we expect this business to report an operating loss of $1.3 to $1.9 million, compared to our previously announced guidance of an operating loss of $0.8 to $1.2 million, on revenues of $16 to $17 million.

>
                                  KADANT INC.

Overview (continued)

       For the total company, for the third quarter of 2004, we expect to earn, on a consolidated GAAP basis, $0.17 to $0.20 per diluted share, on revenues of $46 to $48 million. For the full year, we expect to earn, on a consolidated GAAP basis, $0.85 to $0.90 per diluted share on revenues of $205 to $210 million, down from our previously announced guidance of $0.90 to $1.00 per diluted share, on revenues of $205 to $215 million.

Results of Operations

Second Quarter 2004 Compared With Second Quarter 2003
-----------------------------------------------------

       The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the second fiscal quarters of 2004 and 2003. The results of operations for the fiscal quarter ended July 3, 2004, are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                          Three Months Ended
                                                                                                      ---------------------------
                                                                                                       July 3,           June 28,
                                                                                                          2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                                  100%               100%
                                                                                                          ----               ----

Costs and Operating Expenses:
 Cost of revenues                                                                                           64                 63
 Selling, general, and administrative expenses                                                              27                 24
 Research and development expenses                                                                           1                  2
                                                                                                          ----               ----
                                                                                                            92                 89
                                                                                                          ----               ----

Operating Income                                                                                             8                 11

Interest Income, net                                                                                         1                  -
                                                                                                          ----               ----

Income Before Provision for Income Taxes and Minority Interest                                               9                 11

Provision for Income Taxes                                                                                   2                  4
                                                                                                          ----               ----

Net Income                                                                                                  7%                 7%
                                                                                                          ====               ====

Revenues

       Revenues increased to $57.8 million in the second quarter of 2004 from $55.8 million in the second quarter of 2003, an increase of $2.0 million, or 4%.
Revenues in 2004 included the favorable effect of currency translation of $1.7 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

       Revenues by segment for the second quarter of 2004 and 2003 were as follows:
                                                                                                           Three Months Ended
                                                                                                       --------------------------
                                                                                                       July 3,           June 28,
(In thousands)                                                                                            2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                                                            $50,933            $50,674
 Composite and Fiber-based Products                                                                      6,849              5,110
                                                                                                       -------            -------
                                                                                                       $57,782            $55,784
                                                                                                       =======            =======



>
                                  KADANT INC.

Results of Operations (continued)

Second Quarter 2004 Compared With Second Quarter 2003 (continued)
-----------------------------------------------------

       Pulp and Papermaking Equipment and Systems Segment. Revenues at the
Papermaking Equipment segment increased to $50.9 million in the second quarter of 2004 compared with $50.7 million in the second quarter of 2003, an increase of $0.2 million, or 1%. Revenues in the 2004 period included a $1.7 million, or 3%, increase from the favorable effect of currency translation. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased by $0.5 million, or 2%, in the second quarter of 2004 compared to the second quarter of 2003 as a result of a decrease in sales in North America, which was partially offset by the favorable effect of foreign currency translation from sales in Europe and an increase in sales in China. Sales in North America decreased $1.8 million, or 22%, in the 2004 quarter compared to the 2003 quarter due to the timing of several large orders that shipped in the second quarter of 2003. Sales in Europe increased $0.4 million, or 4%, in the second quarter of 2004 compared to 2003, which included a $1.0 million, or 10%, favorable effect of currency translation. Revenues in the stock-preparation equipment product line from China increased $0.8 million, or 9%, to $10.4 million in the second quarter of 2004 compared to $9.6 million in the second quarter of 2003 due to the timing of several large orders. Revenues from the segment's paper machine accessories product line increased $1.1 million, or 7%, in the second quarter of 2004 compared to 2003 due primarily to a $0.7 million favorable effect of currency translation. Revenues from the segment's water-management product line decreased $0.3 million, or 3%, in 2004, including a $0.1 million favorable effect of currency translation.

       Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased to $6.8 million in the second quarter of 2004 from $5.1 million in 2003 as a result of an increase of $1.7 million, or 52%, in sales of our composite building products due to higher demand resulting from continued acceptance of composites as an alternative to wood in the decking market, our increased marketing efforts and expansion of our distribution channels.

Gross Profit Margin

       Gross profit margin was 37% in the second quarters of 2004 and 2003.

       Gross profit margin for the second quarters of 2004 and 2003 by segment was as follows:
                                                                                                           Three Months Ended
                                                                                                       --------------------------
                                                                                                       July 3,           June 28,
                                                                                                          2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Equipment and Systems                                                                38%                37%
 Composite and Fiber-based Products                                                                        22%                37%
                                                                                                           ---                ---
                                                                                                           37%                37%
                                                                                                           ---                ---


       The gross profit margin at the Papermaking Equipment segment increased to 38% in the second quarter of 2004 from 37% in the second quarter of 2003. The gross profit margin at the Composite and Fiber-based Products segment decreased to 22% in the second quarter of 2004 from 37% in the second quarter of 2003 due primarily to higher warranty costs associated with composite building products.
The warranty provision increased to $0.8 million in the second quarter of 2004 compared to $0.3 million in the second quarter of 2003 as the result of an increase in claims associated with excessive contraction of certain decking products. Although we believe the production problems were corrected in 2003, we are still experiencing claims associated with product produced and installed before the corrective actions were implemented. We expect that our gross profit margins in the third quarter of 2004 will continue to be adversely affected by the higher warranty costs. The price of plastic used to produce our composite products has recently increased and we expect this will also adversely affect gross profit margins in the third quarter of 2004.


>
                                  KADANT INC.

Results of Operations (continued)

Second Quarter 2004 Compared With Second Quarter 2003 (continued)
-----------------------------------------------------

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the second quarter of 2004 compared with 24% in the second quarter of 2003. Selling, general, and administrative expenses increased
$2.2 million, or 16%, to $15.6 million in the second quarter of 2004 from $13.4 million in 2003. This increase included a $0.7 million, or 8%, increase in selling expenses, a $0.5 million increase from the unfavorable effect of foreign currency translation at the Papermaking Equipment segment, a $0.4 million increase related to severance costs associated with one of our European operations and a $0.2 million increase in costs associated with the implementation of the internal control requirements of the Sarbanes-Oxley Act.

       Research and development expenses decreased $0.6 million to $0.7 million, or 1% of revenues, in the second quarter of 2004 compared with $1.3 million, or 2% of revenues, in the second quarter of 2003 due, in part, to the timing of material purchases for research and development projects.

Restructuring and Unusual Items

       During the second quarter of 2003, we recorded net restructuring costs and unusual income of $0.2 million. Restructuring costs of $0.5 million, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Equipment segment's
Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual income resulted from a gain of $0.6 million from the sale of property, for approximately $0.9 million in cash, at the same subsidiary (Note 6).

Interest Income

       Interest income increased to $0.3 million in the second quarter of 2004 from $0.2 million in the second quarter of 2003 primarily due to higher average invested balances.

Income Taxes

       Our effective tax rate was 28% and 38% in the second quarters of 2004 and 2003, respectively. The 28% effective tax rate in the second quarter of 2004 was lower than the statutory federal income tax rate due mainly to a reduction of $0.4 million in the second quarter of 2004 in tax reserves primarily associated with our foreign operations, as the reserves were no longer required.
The 38% effective tax rate in the second quarter of 2003 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.



>
                                  KADANT INC.

Results of Operations (continued)

First Six Months 2004 Compared With First Six Months 2003
---------------------------------------------------------

       The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the first six months of 2004 and 2003. The results of operations for the first six months of 2004 are not necessarily indicative of the results to be expected for the full fiscal year.
                                                                                                           Six Months Ended
                                                                                                       -------------------------

                                                                                                       July 3,          June 28,
                                                                                                          2004              2003
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                                  100%              100%
                                                                                                          ----              ----

Costs and Operating Expenses:
 Cost of revenues                                                                                           63                63
 Selling, general, and administrative expenses                                                              28                25
 Research and development expenses                                                                           1                 2
                                                                                                          ----              ----
                                                                                                            92                90
                                                                                                          ----              ----

Operating Income                                                                                             8                10

Interest Income, net                                                                                         1                 -
                                                                                                          ----              ----

Income Before Provision for Income Taxes and Minority Interest                                               9                10

Provision for Income Taxes                                                                                   3                 4
                                                                                                          ----              ----

Net Income                                                                                                  6%                6%
                                                                                                          ====              ====

Revenues

       Revenues increased to $109.5 million in the first six months of 2004 from $107.2 million in the first six months of 2003, an increase of $2.3 million, or 2%. Revenues in the 2004 period included the favorable effect of currency translation of $4.7 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

Revenues by segment for the first six months of 2004 and 2003 were as follows:
                                                                                                            Six Months Ended
                                                                                                       --------------------------
                                                                                                       July 3,           June 28,
(In thousands)                                                                                            2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                                                          $  96,497          $  96,231
 Composite and Fiber-based Products                                                                     13,012             10,928
                                                                                                     ---------          ---------
                                                                                                     $ 109,509          $ 107,159
                                                                                                     =========          =========

       Pulp and Papermaking Equipment and Systems Segment. Revenues at the
Papermaking Equipment segment increased to $96.5 million in the first six months of 2004 compared with $96.2 million in the first six months of 2003, an increase of $0.3 million. Revenues in the 2004 period included a $4.7 million, or 5%, increase from the favorable effect of currency translation. Revenues from the Papermaking Equipment segment's stock-preparation equipment product line decreased by $3.0 million, or 6%, in the first six months of 2004 compared to the first six months of 2003 due primarily to a decrease in sales in North
America and China. Sales in North America decreased $2.8 million, or 18%, in the first six months of 2004 compared to 2003 due to the timing of several large orders that shipped in 2003. Revenues in the stock-preparation equipment product line from China decreased $0.8 million, or 4%, to $17.1 million in the first six months of 2004 from $17.9 million in the first six months of 2003. Sales in Europe increased $0.7

<

>
                                  KADANT INC.

Results of Operations (continued)

First Six Months 2004 Compared With First Six Months 2003 (continued)
---------------------------------------------------------

million, or 4%, in the first six months of 2004 compared to 2003, which included a $2.4 million, or 13%, favorable effect of currency translation. Revenues from the segment's paper machine accessories product line increased $2.7 million, or 9%, including a $1.9 million favorable effect of currency translation, in the first six months of 2004 compared to the first six months of 2003. Revenues from the segment's water-management product line increased $0.5 million, or 4%, in the first six months of 2004, due primarily to a $0.5 million favorable effect of currency translation.

       Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased $2.1 million, or 19%, to $13.0 million in the first six months of 2004 from $10.9 million in 2003 primarily as a result of a $1.6 million, or 21%, increase in sales of our composite building products due to higher demand resulting from continued acceptance of composites as an alternative to wood in the decking market, as well as, our increased marketing efforts and expansion of our distribution channels. Revenues from our fiber-based granular products increased $0.5 million, or 14%, in the first six months of 2004 compared with the first six months of 2003.

Gross Profit Margin

       Gross profit margin was 37% in the first six months of 2004 and 2003.

       Gross profit margin for the first six months of 2004 and 2003 by segment was as follows:
                                                                                                            Six Months Ended
                                                                                                      ---------------------------
                                                                                                       July 3,           June 28,
                                                                                                          2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Equipment and Systems                                                                39%                38%
 Composite and Fiber-based Products                                                                        19%                35%
                                                                                                           ---                ---
                                                                                                           37%                37%
                                                                                                           ---                ---

       The gross profit margin at the Papermaking Equipment segment increased to 39% in the first six months of 2004 from 38% in 2003. The gross profit margin at the Composite and Fiber-based Products segment decreased to 19% in the first six months of 2004 from 35% in the first six months of 2003 due primarily to higher warranty costs associated with composite building products. The warranty provision increased to $1.3 million in the first six months of 2004 compared to $0.5 million in the first six months of 2003 as the result of an increase in claims associated with excessive contraction of certain decking products. Although we believe the production problems were corrected in 2003, we are still experiencing claims associated with product produced and installed before the corrective actions were implemented. We expect that our gross profit margins in the third quarter of 2004 will continue to be adversely affected by higher warranty costs. The price of plastic used to produce our composite products has recently increased and we expect this will also adversely affect gross profit margins in the third quarter of 2004.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 28% in the first six months of 2004 compared with 25% in the first six months of 2003. Selling, general, and administrative expenses increased $3.5 million, or 13%, to $30.4 million in the first six months of 2004 from $26.9 million in the first six months of 2003 primarily due to a $1.2 million, or 11%, increase in general and administrative expenses, an increase of $1.2 million from the unfavorable effects of foreign currency translation at the Papermaking Equipment segment and a $1.1 million, or 7%, increase in selling expenses. Also included in selling, general and administrative expenses was a gain of approximately $1.0 million in the first quarter of 2004, which resulted from renegotiating a series of agreements with one of our licensees.

<

>
                                  KADANT INC.

Results of Operations (continued)

First Six Months 2004 Compared With First Six Months 2003 (continued)
---------------------------------------------------------

Operating Expenses (continued)

       Research and development expenses as a percentage of revenues were 1% and 2% in the first six months of 2004 and 2003, respectively.

Restructuring and Unusual Items

       During the first six months of 2003, we recorded net restructuring costs and unusual income of $0.2 million due to the reasons discussed in the results of operations for the second quarter of 2004.

Interest Income

       Interest income increased to $0.6 million in the first six months of 2004 from $0.5 million in the first six months of 2003 primarily due to higher average invested balances.

Income Taxes

       Our effective tax rate was 31% and 38% in the first six months of 2004 and 2003, respectively. The 31% effective tax rate in the first six months of 2004 was lower than the statutory federal income tax rate due mainly to a reduction of $0.4 million in the second quarter of 2004 in tax reserves primarily associated with our foreign operations, as the reserves were no longer required. The 38% effective tax rate in the first six months of 2003 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

Liquidity and Capital Resources

       Consolidated working capital was $113.9 million at July 3, 2004, compared with $107.0 million at January 3, 2004. Included in working capital are cash and cash equivalents of $81.6 million at July 3, 2004, compared with $74.5 million at January 3, 2004. At July 3, 2004, $45.7 million of cash and cash equivalents was held by our foreign subsidiaries.

       During the first six months of 2004, cash of $8.9 million was provided by operating activities, compared with $3.1 million in the first six months of 2003. The cash provided by operating activities in 2004 was primarily the result of net income and non-cash charges for depreciation and amortization expense. In addition, an increase in accounts payable provided a source of cash of $1.3 million in 2004 primarily at the Papermaking Equipment segment due to the timing of payments.

       Our investing activities used $0.3 million of cash in the first six months of 2004, compared with $0.6 million in the first six months of 2003. During the first six months of 2004, we purchased property, plant, and equipment for $1.1 million and received proceeds of $1.3 million from the sale of property, plant, and equipment.

       Our financing activities used cash of $2.2 million in the first six months of 2004, compared with $0.2 million of cash provided in the first six months of 2003. During the first six months of 2004, we purchased 297,100 shares of our common stock on the open market for $6.2 million. (See Part II - Item 2 for further discussion.) In addition, we received proceeds of $4.6 million from the issuance of our common stock in connection with our employee stock option and stock purchase plans and used cash to repay $0.6 million of long-term notes payable in the first six months of 2004.


<                                       21

>
                                  KADANT INC.

Liquidity and Capital Resources (continued)

       At July 3, 2004, we had $53.8 million of unremitted foreign earnings that could be subject to tax if remitted to the U.S. Our practice is to reinvest indefinitely the earnings of certain of our international subsidiaries. We do not expect that this will have a material adverse effect on our current liquidity.

       In May 2004, our board of directors authorized the repurchase of up to $30 million of our equity securities in the open market or in negotiated transactions through May 18, 2005. As of July 3, 2004, we purchased 248,500 shares of our common stock on the open market for $5.2 million under this authorization. In addition, during the second quarter of 2004, we purchased 48,600 shares of our common stock on the open market for $1.0 million under a previous authorization to purchase up to $25 million of our common stock, which expired on May 15, 2004.

       Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2004 for property, plant, and equipment of approximately $2.9 million, including $1.0 million for our manufacturing and assembly facility in China.

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

       During the first six months of 2004, approximately 56% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

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

>
                                  KADANT INC.

Risk Factors (continued)

       Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets where payment for our products and services is made in their local currencies. Any of these factors could have a material adverse impact on our business and results of operations.
       An increasing portion of our international sales has, and may in the future, come from China. An increase in revenues, as well as our planned operation of a manufacturing and assembly facility in China, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased credit risk due to payment terms that are applicable to doing business in China. In addition, the timing of these orders is often difficult to predict.

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

       Our composite building products are new, have not been on the market for long periods of time, and may be used for applications about which we may have little knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could adversely affect our operating results. In the second half of 2003 and the first six months of 2004, we experienced a significant increase in warranty claims and warranty expense related to our composite decking products including, but not limited to, excessive contraction of our deck boards. Although we believe we corrected these problems in 2003, claims relating to these production problems continue for boards produced prior to implementation of the corrective manufacturing changes. Although we increased the warranty provisions accordingly, we cannot guarantee that the reserves established will be sufficient if we incur warranty claims higher than anticipated. In addition, there can be no assurance that other problems will not develop. A continued high level of warranty claims or expenses and/or failure of our products to perform or to be accepted in the marketplace would have an adverse impact on the profitability of our business.

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

>
                                  KADANT INC.

Risk Factors (continued)

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

       Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. We may not be able to complete future acquisitions, integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions. In addition, we previously acquired several companies and businesses. As a result of these acquisitions, we recorded significant goodwill on our balance sheet, and in conjunction with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in 2002, we recorded a transitional impairment charge upon the adoption of this standard. Any future impairment losses identified will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows depend, in part, on how well we have integrated these businesses.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

       We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. A patent relating to our fiber-based granular products expired in the second quarter of 2004. As a result, we could be subject to increased competition in this market, which could have an adverse effect on this business. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.
       We seek to protect trade secrets and proprietary know-how, in part, through confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors.


<                                       25

>
                                  KADANT INC.

Risk Factors (continued)

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


<                                       26

>
                                  KADANT INC.

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

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

       Our management, with the participation of our chief executive officer
(CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 3, 2004. Based on this evaluation, our CEO and CFO concluded that, as of July 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)    Changes in Internal Controls Over Financial Reporting

       No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
------------------------------------------------------------------------------
Securities
----------

       The following table provides information about purchases by us of our common stock during the three months ended July 3, 2004:


                                                                               Total Number of Shares       Remaining Funds
                                                                                Purchased as Part of          Available to
                            Total Number of Shares     Average Price Paid     Publicly Announced Plans     Repurchase Shares
   Period                        Purchased (1)             per Share                    (2)                 Under the Plans
   ------------------------ ----------------------     ------------------     ------------------------     -----------------
   4/4/04 - 4/30/04                    -                       -                         -                    $ 25,000,000
   5/1/04 - 5/31/04                 154,800                  $20.09                   154,800                 $ 27,819,338
   6/1/04 - 7/3/04                  142,300                  $21.43                   142,300                 $ 24,763,256
                                    -------                                           -------
   Total:                           297,100                  $20.73                   297,100
                                    =======                                           =======

       (1) We repurchased an aggregate of 48,600 and 248,500 shares of our common stock pursuant to the repurchase programs that we publicly announced on May 16, 2003 ("2003 Repurchase Program") and May 18, 2004 ("2004 Repurchase Program"), respectively. Of the 297,100 shares repurchased, all shares were purchased on the open market.

       (2) Our board of directors approved the repurchase by us of up to $25 million of our common stock pursuant to the 2003 Repurchase Program and up to $30 million of our common stock pursuant to the 2004 Repurchase Program. The repurchases may be made in the open market or in negotiated transactions, from time to time, depending on market conditions. The expiration date of the 2003 Repurchase Program was May 15, 2004. On May 18, 2004, our board of directors authorized the 2004 Repurchase Program, which provides for the repurchase of up to $30 million of our equity securities in the open market or in negotiated transactions through May 18, 2005. As of July 3, 2004, 248,500 shares of our common stock had been repurchased for $5.2 million under the 2004 Repurchase Program.


<                                       27

>
                                  KADANT INC.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       On May 18, 2004, at the annual meeting of shareholders, the shareholders elected one incumbent director, Mr. William A. Rainville, to the class of directors whose three-year term expires at Kadant's annual meeting of shareholders in 2007. Mr. Rainville received 13,060,781 shares voted in favor of his election and 438,910 shares voted against.

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


<                                       28

>
                                  KADANT INC.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August, 2004.

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