Form 10-Q
period 2004-10-02
KADANT INC
filed 2004-11-12
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended October 2, 2004
      or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at November 2, 2004
   ----------------------------             -------------------------------
   Common Stock, $.01 par value                       13,863,961

PART I - Financial Information

Item 1 - Financial Statements


                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                  October 2,          January 3,
(In thousands)                                                                                          2004                2004
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                          $ 77,101            $ 74,451
 Accounts receivable, less allowances of $1,753 and $1,680                                            34,593              32,507
 Unbilled contract costs and fees                                                                     10,409              10,755
 Inventories (Note 5)                                                                                 30,436              33,203
 Deferred tax asset                                                                                    7,685               7,710
 Other current assets                                                                                  3,565               3,187
                                                                                                    --------            --------
                                                                                                     163,789             161,813
                                                                                                    --------            --------

Property, Plant, and Equipment, at Cost                                                               74,964              77,458
 Less: Accumulated depreciation and amortization                                                      51,752              51,631
                                                                                                    --------            --------
                                                                                                      23,212              25,827
                                                                                                    --------            --------

Other Assets                                                                                          10,656              10,537
                                                                                                    --------            --------

Goodwill                                                                                              73,571              73,536
                                                                                                    --------            --------

                                                                                                    $271,228            $271,713
                                                                                                    ========            ========




















        The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                  October 2,          January 3,
(In thousands, except share amounts)                                                                    2004                2004
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
 Current maturities of long-term obligations                                                        $      -            $    598
 Accounts payable                                                                                     23,877              23,896
 Accrued payroll and employee benefits                                                                10,273              11,356
 Accrued warranty costs                                                                                8,256               4,530
 Accrued income taxes                                                                                  2,911               1,040
 Customer deposits                                                                                     2,017               2,406
 Other current liabilities                                                                             7,668              10,983
                                                                                                    --------            --------
                                                                                                      55,002              54,809
                                                                                                    --------            --------

Deferred Income Taxes                                                                                  1,261               1,617
                                                                                                    --------            --------

Other Long-Term Liabilities                                                                            3,090               3,178
                                                                                                    --------            --------

Minority Interest                                                                                          -                 351
                                                                                                    --------            --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued                                                                                            -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized; 14,571,187
    and 14,309,892 shares issued                                                                         146                 143
 Capital in excess of par value                                                                       98,178              94,454
 Retained earnings                                                                                   134,497             128,519
 Treasury stock at cost, 707,226 and 208,226 shares                                                  (18,627)             (8,788)
 Deferred compensation                                                                                  (100)                (31)
 Accumulated other comprehensive loss (Note 2)                                                        (2,219)             (2,539)
                                                                                                    --------            --------
                                                                                                     211,875             211,758
                                                                                                    --------            --------

                                                                                                    $271,228            $271,713
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

<

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                  ------------------------------
                                                                                                  October 2,       September 27,
(In thousands, except per share amounts)                                                                2004                2003
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $ 53,277            $ 45,906
                                                                                                    --------            --------

Costs and Operating Expenses:
 Cost of revenues                                                                                     38,671              27,768
 Selling, general, and administrative expenses                                                        15,254              12,775
 Research and development expenses                                                                       922               1,149
 Gain on sale of subsidiary                                                                             (149)                  -
 Restructuring and unusual items (Note 6)                                                                  -                 157
                                                                                                    --------            --------
                                                                                                      54,698              41,849
                                                                                                    --------            --------

Operating Income (Loss)                                                                               (1,421)              4,057

Interest Income                                                                                          356                 243
Interest Expense                                                                                          (2)                (11)
                                                                                                    --------            --------


Income (Loss) Before Income Taxes and Minority Interest                                               (1,067)              4,289
Provision (Benefit) for Income Taxes                                                                    (568)              1,630
Minority Interest Income                                                                                  (6)                 (4)
                                                                                                    --------            --------

Net Income (Loss)                                                                                   $   (493)           $  2,663
                                                                                                    ========            ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                                              $   (.04)           $    .20
                                                                                                    ========            ========

 Diluted                                                                                            $   (.04)           $    .19
                                                                                                    ========            ========

Weighted Average Shares (Note 3):
 Basic                                                                                                13,977              13,632
                                                                                                    ========            ========

 Diluted                                                                                              13,977              14,041
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


<

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                -------------------------------
                                                                                                October 2,        September 27,
(In thousands, except per share amounts)                                                              2004                 2003
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          $162,786             $153,065
                                                                                                  --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                  107,288               95,062
 Selling, general, and administrative expenses                                                      45,688               39,669
 Research and development expenses                                                                   2,633                3,502
 Gain on sale of subsidiary                                                                           (149)                   -
 Restructuring costs and unusual income (Note 6)                                                         -                  (23)
                                                                                                  --------             --------
                                                                                                   155,460              138,210
                                                                                                  --------             --------

Operating Income                                                                                     7,326               14,855

Interest Income                                                                                      1,003                  693
Interest Expense                                                                                       (14)                 (39)
                                                                                                  --------             --------

Income Before Provision for Income Taxes and Minority Interest                                       8,315               15,509
Provision for Income Taxes                                                                           2,329                5,894
Minority Interest Expense                                                                                8                   68
                                                                                                  --------             --------

Net Income                                                                                        $  5,978             $  9,547
                                                                                                  ========             ========

Earnings per Share (Note 3):
 Basic                                                                                            $    .42             $    .70
                                                                                                  ========             ========

 Diluted                                                                                          $    .41             $    .69
                                                                                                  ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                              14,139               13,602
                                                                                                  ========             ========

 Diluted                                                                                            14,480               13,905
                                                                                                  ========             ========














        The accompanying notes are an integral part of these condensed consolidated financial statements.


<

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                                                          Nine Months Ended
                                                                                                   -------------------------------
                                                                                                   October 2,        September 27,
(In thousands)                                                                                           2004                 2003
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                                          $  5,978             $  9,547
 Adjustments to reconcile net income to net cash provided by operating activities:
      Gain on sale of property (Note 6)                                                                  (143)                (649)
      Gain on sale of subsidiary                                                                         (149)                   -
      Depreciation and amortization                                                                     3,613                3,855
      Provision for losses on accounts receivable                                                         330                   57
      Provision for warranty obligations                                                                7,649                2,036
      Minority interest expense                                                                             8                   68
      Other items                                                                                        (388)                 459
      Changes in current accounts, excluding the effects of disposition:
        Accounts receivable                                                                            (4,011)               1,191
        Unbilled contract costs and fees                                                                  355                2,460
        Inventories                                                                                     2,793                 (329)
        Other current assets                                                                             (309)                (301)
        Accounts payable                                                                                  (60)                 524
        Other current liabilities                                                                      (6,401)               1,093
                                                                                                     --------             --------

          Net cash provided by operating activities                                                     9,265               20,011
                                                                                                     --------             --------

Investing Activities:
 Sale of subsidiary, net of cash divested                                                                 126                    -
 Acquisition of minority interest in subsidiary                                                          (318)                   -
 Purchases of property, plant, and equipment                                                           (1,621)              (2,570)
 Proceeds from sale of property, plant, and equipment                                                   1,303                  942
 Other, net                                                                                              (223)                (202)
                                                                                                     --------             --------

          Net cash used in investing activities                                                          (733)              (1,830)
                                                                                                     --------             --------

Financing Activities:
 Purchases of Company common stock                                                                    (10,261)                   -
 Net proceeds from issuance of Company common stock                                                     4,758                1,165
 Repayments of long-term obligations                                                                     (598)                (567)
                                                                                                     --------             --------

          Net cash (used in) provided by financing activities                                          (6,101)                 598
                                                                                                     --------             --------

Exchange Rate Effect on Cash                                                                              219                2,479
                                                                                                     --------             --------

Increase in Cash and Cash Equivalents                                                                   2,650               21,258
Cash and Cash Equivalents at Beginning of Period                                                       74,451               44,429
                                                                                                     --------             --------
Cash and Cash Equivalents at End of Period                                                           $ 77,101             $ 65,687
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

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.     General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "us," "our," "Kadant," "the Company," or "the registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at October 2, 2004, its results of operations for the three- and nine-month periods ended October 2, 2004, and September 27, 2003, and cash flows for the nine-month periods ended October 2, 2004, and September 27, 2003. Interim results are not necessarily indicative of results for a full year.

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

The components of comprehensive income (loss) were as follows:

                                                                         Three Months Ended                Nine Months Ended
                                                                    ----------------------------      ----------------------------
                                                                    October 2,     September 27,      October 2,     September 27,
(In thousands)                                                            2004              2003            2004              2003
----------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                      $  (493)          $ 2,663         $ 5,978           $ 9,547
                                                                       -------           -------         -------           -------

Other Comprehensive Income (Loss)
   Foreign Currency Translation Adjustments                               (721)           (3,421)            366             5,445
   Unrealized Loss on Foreign Currency Contracts                           (10)              (35)            (46)             (169)
                                                                        ------           -------         -------           -------
                                                                          (731)           (3,456)            320             5,276
                                                                        ------           -------         -------           -------
Comprehensive Income (Loss)                                            $(1,224)          $  (793)        $ 6,298           $14,823
                                                                       =======           =======         =======           =======



<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.     Earnings (Loss) per Share

       Basic and diluted earnings (loss) per share were calculated as follows:

                                                                       Three Months Ended                 Nine Months Ended
                                                                  ----------------------------       ----------------------------
                                                                  October 2,     September 27,       October 2,     September 27,
(In thousands, except per share amounts)                                2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Basic

Net Income (Loss)                                                     $ (493)          $ 2,663          $ 5,978           $ 9,547
                                                                      ------           -------          -------           -------

Weighted Average Shares                                               13,977            13,632           14,139            13,602
                                                                      ------           -------          -------           -------

Basic Earnings (Loss) per Share                                       $ (.04)          $   .20          $   .42           $   .70
                                                                      ======           =======          =======           =======


Diluted

Net Income (Loss)                                                     $ (493)          $ 2,663          $ 5,978           $ 9,547
                                                                      ------           -------          -------           -------

Weighted Average Shares                                               13,977            13,632           14,139            13,602
Effect of Stock Options                                                    -               409              341               303
                                                                      ------           -------          -------           -------
Weighted Average Shares, as Adjusted                                  13,977            14,041           14,480            13,905
                                                                      ------           -------          -------           -------

Diluted Earnings (Loss) per Share                                     $ (.04)          $   .19          $   .41           $   .69
                                                                      ======           =======          =======           =======


       Due to the net loss in the third quarter of 2004, approximately 304,900 potential common shares were excluded from the computation of diluted earnings per share as their inclusion would have had an anti-dilutive effect.

       Options to purchase approximately 217,600 and 304,200 shares of common stock for the third quarters of 2004 and 2003, respectively, and 229,000 and 347,800 shares of common stock for the first nine months of 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive.

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



<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Warranty Obligations (continued)

       The composite building products business (the "composites business") experienced a significant increase in warranty claims in the latter half of 2003 and the first nine months of 2004 versus historical claim rates associated with excessive contraction of certain decking products. In addition, in the third quarter of 2004, the Company increased its warranty reserve primarily as a result of a significant number of claims associated with a new problem concerning excessive oxidation that affects the integrity of the plastic used in some of the Company's decking products. Included in this provision is the cost of exchanging material held by our distributors with new material and our best estimate of costs related to future potential valid claims arising from installed product. Primarily as a result of this new problem, the Company increased its estimated costs of product warranties for this business and recorded related warranty expense of $4,576,000 and $5,906,000 in the three- and nine-month periods ended October 2, 2004, respectively, versus $621,000 and $1,098,000 in the three- and nine-month periods ended September 27, 2003, respectively.

       In total, the Company recorded consolidated warranty expense of $4,946,000 and $7,649,000 in the three- and nine-month periods ended October 2, 2004, respectively, associated with all of its product lines. While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

       The changes in the carrying amount of the Company's consolidated product warranties for the three- and nine-month periods ended October 2, 2004 and September 27, 2003, are as follows:

                                                                       Three Months Ended                 Nine Months Ended
                                                                  ----------------------------       ----------------------------
                                                                  October 2,     September 27,       October 2,     September 27,
(In thousands)                                                          2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Beginning Balance                                                   $  4,931           $ 4,917          $ 4,530           $ 4,310
 Provision charged to income                                           4,946               793            7,649             2,036
 Usage                                                                (1,582)             (658)          (3,903)           (1,582)
 Other, net (a)                                                          (39)             (118)             (20)              170
                                                                    --------           -------          -------           -------
Ending Balance                                                      $  8,256           $ 4,934          $ 8,256           $ 4,934
                                                                    ========           =======          =======           =======


(a) Primarily represents the effects of currency translation.

5.     Inventories

       The components of inventories are as follows:

(In thousands)                                                                      October 2, 2004          January 3, 2004
----------------------------------------------------------------------------------------------------------------------------

Raw Materials and Supplies                                                                $  12,665                 $ 13,049
Work in Process                                                                               7,955                    7,806
Finished Goods (includes $376 and $860 at customer locations)                                 9,816                   12,348
                                                                                          ---------                 --------
                                                                                          $  30,436                 $ 33,203
                                                                                          =========                 ========




<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.     Restructuring and Unusual Items

       During the second quarter of 2003, the Company recorded restructuring costs of $469,000, which were accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits - an amendment of SFAS No. 5 and 43", related to severance costs for seven employees across all functions at the Papermaking Equipment segment's Kadant Lamort subsidiary. During the third quarter of 2003, the Company recorded an additional $157,000 of costs related to this restructuring activity. During the second quarter of 2003, unusual income resulted from a gain of $649,000 from the sale of property, for approximately $921,000 in cash, at the same subsidiary.

       A summary of the changes in accrued restructuring costs, which are included in other current liabilities in the accompanying condensed consolidated balance sheet, are as follows:


                                                                                  Accrued
(In thousands)                                                              Restructuring Costs
-----------------------------------------------------------------------------------------------

 Balance at January 3, 2004                                                         $   200
    Usage                                                                              (168)
    Currency translation                                                                  1
                                                                                    -------

 Balance at October 2, 2004                                                         $    33
                                                                                    =======

       The specific restructuring measures and associated estimated costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out its restructuring activities and anticipates that all actions related to these liabilities will be completed by the end of 2004.

7.     Business Segment Information

                                                                       Three Months Ended                 Nine Months Ended
                                                                  ----------------------------       ----------------------------
                                                                  October 2,     September 27,       October 2,     September 27,
(In thousands)                                                          2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                         $ 47,669          $ 42,023         $144,166          $138,254
 Composite and Fiber-based Products                                    5,608             3,883           18,620            14,811
                                                                    --------          --------         --------          --------
                                                                    $ 53,277          $ 45,906         $162,786          $153,065
                                                                    ========          ========         ========          ========

Income (Loss) Before Income Taxes and Minority Interest:
    Pulp and Papermaking Equipment and Systems (a)                  $  5,595          $  5,702         $ 18,090          $ 17,633
    Composite and Fiber-based Products (b)                            (5,611)             (669)          (6,143)              314
    Corporate (c)                                                     (1,405)             (976)          (4,621)           (3,092)
                                                                    --------          --------         --------          --------
    Total Operating Income (Loss)                                     (1,421)            4,057            7,326            14,855
    Interest Income, Net                                                 354               232              989               654
                                                                    --------          --------         --------          --------
                                                                    $ (1,067)         $  4,289         $  8,315          $ 15,509
                                                                    ========          ========         ========          ========


<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.     Business Segment Information (continued)

                                                                       Three Months Ended                 Nine Months Ended
                                                                  ----------------------------       ----------------------------
                                                                  October 2,     September 27,       October 2,     September 27,
(In thousands)                                                          2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Capital Expenditures:
 Pulp and Papermaking Equipment and Systems                         $    291          $    537         $  1,126          $  1,098
 Composite and Fiber-based Products                                      179               585              479             1,461
 Corporate                                                                 5                 -               16                11
                                                                    --------          --------         --------          --------
                                                                    $    475          $  1,122         $  1,621          $  2,570
                                                                    ========          ========         ========          ========

(a)  Includes a gain of $971 in the nine-month period ending October 2, 2004, which resulted from renegotiating a series of agreements with one of the Company's licensees, a gain on sale of subsidiary of $149 in the three- and nine-month periods ended October 2, 2004, restructuring costs of $157 in the three-month period ended September 27, 2003 and restructuring costs and unusual income of $23 in the nine-month period ended September 27, 2003 (Note 6).
(b)  Includes operating losses from the composite building products business of $5,689 and $6,991 in the three- and nine-month periods ended October 2, 2004, respectively, and $771 and $661 in the three- and nine-month periods ended September 27, 2003, respectively.
(c)  Primarily general and administrative expenses.

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

                                                                       Three Months Ended                  Nine Months Ended
                                                                  ----------------------------       ----------------------------
                                                                  October 2,     September 27,       October 2,     September 27,
(In thousands, except per share amounts)                                2004              2003             2004              2003
---------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss):
 As reported                                                         $  (493)          $ 2,663          $ 5,978           $ 9,547
 Deduct: Total stock-based employee compensation
 expense determined under the fair-value-based method
 for all awards, net of tax                                             (557)             (617)          (1,686)           (1,902)
                                                                     -------           -------          -------           -------

 Pro forma                                                           $(1,050)          $ 2,046          $ 4,292           $ 7,645
                                                                     =======           =======          =======           =======

Basic Earnings (Loss) per Share:
 As reported                                                         $  (.04)          $   .20          $   .42           $   .70
 Pro forma                                                           $  (.08)          $   .15          $   .30           $   .56

Diluted Earnings (Loss) Per Share:
 As reported                                                         $  (.04)          $   .19          $   .41           $   .69
 Pro forma                                                           $  (.08)          $   .15          $   .30           $   .55


<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.     Employee Benefit Plans

       One of the Company's U.S. subsidiaries has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The same subsidiary has a post-retirement welfare benefits plan (reflected in the tables below under the column entitled "Other
Benefits"). No future retirees are eligible for the post-retirement welfare benefits plan, and the plan includes a limit on the subsidiary's contributions.

       The following summarizes the components of the net periodic benefit cost for the pension benefits and other benefit plans in the three- and nine-month periods ended October 2, 2004 and September 27, 2003.

                                                                Three Months Ended                  Three Months Ended
(In thousands)                                                   October 2, 2004                    September 27, 2003
-------------------------------------------------------------------------------------------------------------------------
                                                             Pension         Other               Pension         Other
                                                             Benefits        Benefits            Benefits        Benefits
                                                             --------        --------            --------        --------

Components of Net Periodic Benefit Cost:
    Service cost                                               $  160          $    -               $ 156          $    -
    Interest cost                                                 242              13                 257              19
    Expected return on plan assets                               (343)              -                (317)              -
    Recognized net actuarial loss                                   -               9                  12              10
    Amortization of prior service cost                             12             (14)                 11             (11)
                                                               ------          ------               -----          ------
Net periodic benefit cost                                      $   71          $    8               $ 119          $   18
                                                               ======          ======               =====          ======


                                                                Nine Months Ended                    Nine Months Ended
                                                                 October 2, 2004                     September 27, 2003
                                                             ------------------------------------------------------------
                                                             Pension         Other               Pension         Other
                                                             Benefits        Benefits            Benefits        Benefits
                                                             --------        --------            --------        --------

Components of Net Periodic Benefit Cost:
    Service cost                                               $  480          $    -               $ 468          $    -
    Interest cost                                                 726              39                 771              57
    Expected return on plan assets                             (1,027)              -                (951)              -
    Recognized net actuarial loss                                   -              27                  36              30
    Amortization of prior service cost                             34             (44)                 33             (33)
                                                               ------          ------               -----          ------
Net periodic benefit cost                                      $  213          $   22               $ 357          $   54
                                                               ======          ======               =====          ======

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

    Discount rate                                              6.25%            6.25%               6.75%           6.75%
    Expected long-term return on plan assets                   8.50%                -               8.75%               -
    Rate of compensation increase                              4.00%                -               5.00%               -

       No cash contributions are expected for the pension and post-retirement welfare benefits plans in 2004.


<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Composites Business

       Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying values may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based on the difference between the carrying amount and fair value of the assets or asset group. The estimated fair value of the Company's composites business under this accounting standard is based on an estimated purchase price or, in the absence of a known purchase price, an estimate of future cash flows associated with the asset group.

       As outlined in Note 4 to the condensed consolidated financial statements, the Company continued to experience problems in the composites business that affected its profitability. In addition, the Company experienced a substantial increase in warranty claims that affected its profitability in the three-month period ending October 2, 2004. The claims were associated with a new problem concerning excessive oxidation that affects the integrity of the plastic used in some of its decking products. As a result of the increase in warranty claims and in accordance with SFAS No. 144, the Company evaluated the long-lived assets of its composites business for impairment. The Company performed an impairment assessment of these long-lived assets as of October 2, 2004, based on the most current information available regarding the estimated fair value of the composites business and concluded that no impairment loss was required at that time.

       On October 27, 2004, the Company's board of directors approved a plan and management committed to sell its composites business after making a determination that the business no longer aligns with the Company's long-term strategy. The Company intends to sell the composites business as a going concern and is presently evaluating potential buyers for the composites business, as well as the costs that may be incurred in selling the business. Under the plan approved by the board of directors, the Company plans to sell the composites business within the next year at a price that is reasonable compared to its current fair value. As a result of the decision to sell the composites business, the Company evaluated whether the composites business should be classified as a discontinued operation under SFAS No. 144. The Company will be presenting the composites business in its financial statements as a discontinued operation starting in the fourth quarter of 2004, as all the criteria under SFAS No. 144 have been met.

       The composites business, which is included in the Composites and Fiber-based Products segment, had total assets and liabilities of $11,301,000 and $6,881,000, respectively, as of October 2, 2004. Included in total assets as of October 2, 2004, was $6,737,000 of property, plant, and equipment, net of accumulated depreciation, and $95,000 of intangibles. Revenues and operating loss for the nine-months ended October 2, 2004 were $13,751,000 and $6,991,000, respectively. Going forward, the Company will continue to assess any potential impairment loss or other costs associated with the sale of the business and record a loss, if any, when required.


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

       Through our Composite and Fiber-based Products segment, we develop, manufacture, and market composite products made from recycled fiber and plastic, primarily for the building industry, and manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications. On October 27, 2004, the Company's board of directors approved a plan to sell its composite building products business (the "composites business"), which is included in the Composites and Fiber-based Products segment, after making a determination that the business no longer aligns with the Company's long-term strategy. As a result of the decision to sell the composites business, we will be presenting the composites business in our financial statements as a discontinued operation for accounting purposes beginning in the fourth quarter of 2004.

       We were incorporated in Delaware in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, we completed an initial public offering of a portion of our outstanding common stock. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. In August 2001, Thermo Electron disposed of its remaining equity interest in Kadant by means of a stock dividend to its shareholders. In May 2003, we moved the listing of our common stock to the New York Stock Exchange, where it continues to trade under the symbol "KAI".

Pulp and Papermaking Equipment and Systems Segment

       Our Papermaking Equipment segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the paper and paper recycling industries.



<

>
                                   KADANT INC.

Overview (continued)

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

International Sales

       During the first nine months of 2004, approximately 55% of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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


<

>
                                   KADANT INC.

Overview (continued)

Estimates" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, filed with the Securities and Exchange Commission. There have been no material changes to these critical accounting policies and estimates since year-end 2003 that warrant further disclosure.

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. Although the paper industry had been in a prolonged down cycle for the past several years, the performance of paper producers, especially in North America, has been gradually improving over the past few quarters. Increased operating rates and improved pricing has helped to increase the profitability of paper producers during this period. Nevertheless, paper companies are still cautious about increasing their capital and operating spending in the current market environment. We expect, however, that as the market recovers, paper companies will increase their capital and operating spending, which will have a positive effect on paper company suppliers, such as Kadant, although the timing of such effect is difficult to predict. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) expanding our business in China, (ii) increasing our higher-margin parts and consumables businesses across all our product lines, (iii) sourcing the manufacture of non-proprietary components from third-party suppliers, (iv) shifting more production to our lower-cost manufacturing facilities, and (v) lowering our manufacturing overhead costs throughout the business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       We continue to pursue market opportunities outside North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we have established a wholly owned subsidiary that will operate a manufacturing and assembly facility in China for this equipment and related aftermarket products, as well as for our accessories and water-management products in the future. Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. Recently, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China's banking system. This has caused delays in receiving orders and, as a result, will delay our recognizing revenue on these projects to periods later than originally expected. We plan to use our new facility in China as a base for increasing our aftermarket business, which we believe will be more predictable.

       In the composites business, we experienced a substantial increase in warranty claims that affected our profitability in the three-month period ending October 2, 2004. The claims were associated with a new problem concerning excessive oxidation that affects the integrity of the plastic used in some of our decking products. As a result of the increased claims in the third quarter of 2004 and our estimated future claims, we increased our warranty expense to $4.6 million and $5.9 million in the three- and nine-month periods ended October 2, 2004, respectively, compared to $0.6 million and $1.1 million in the three- and nine-month periods ended September 27, 2003, respectively. Included in the increased warranty expense is the cost of exchanging material held by our distributors with new material and our best estimate of costs related to future potential valid claims arising from installed product. The composites business had operating losses of $5.7 million and $7.0 million in the three- and nine-month periods ended October 2, 2004, respectively, compared to operating losses of $0.8 million and $0.7 million in the three- and nine-month periods ended September 27, 2003, respectively.

       On October 27, 2004, our board of directors approved a plan to sell our composites business after making a determination that the business no longer aligns with the Company's long-term strategy. We intend to sell the composites business as a going concern and are presently evaluating potential buyers for the composites business as well as the costs that may be incurred in selling the business. As a result of the decision to sell the composites business, it will be presented in our financial statements as a discontinued operation for accounting purposes beginning in the fourth quarter of 2004.




<

>
                                   KADANT INC.

Overview (continued)

       Going forward, our guidance will include only the results from our continuing operations, which will exclude the discontinued operations for the composites business. We expect to report, from continuing operations, for the fourth quarter of 2004 on a GAAP basis, $0.06 to $0.08 per diluted share, on revenues of $40 to $42 million. For the full year for continuing operations, we expect to report, on a GAAP basis, $0.79 to $0.81 per diluted share on revenues of $189 to $191 million.

Results of Operations

Third Quarter 2004 Compared With Third Quarter 2003
---------------------------------------------------

       The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues for the third quarters of 2004 and 2003. The results of operations for the fiscal quarter ended October 2, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                          Three Months Ended
                                                                                                    -----------------------------
                                                                                                    October 2,      September 27,
                                                                                                          2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                                  100%               100%
                                                                                                          ---                ---

Costs and Operating Expenses:
 Cost of revenues                                                                                          73                 60
 Selling, general, and administrative expenses                                                             29                 28
 Research and development expenses                                                                          2                  3
 Gain on sale of subsidiary                                                                                (1)                 -
                                                                                                          ---                ---
                                                                                                          103                 91
                                                                                                          ---                ---

Operating Income (Loss)                                                                                    (3)                 9

Interest Income, net                                                                                        1                  -
                                                                                                          ---                ---

Income (Loss) Before Income Taxes and Minority Interest                                                    (2)                 9

Provision (Benefit) for Income Taxes                                                                       (1)                 3
                                                                                                          ---                ---

Net Income (Loss)                                                                                          (1)%                6%
                                                                                                          ===                ===

Revenues

       Revenues increased to $53.3 million in the third quarter of 2004 from $45.9 million in the third quarter of 2003, an increase of $7.4 million, or 16%.
Revenues in 2004 include the favorable effect of currency translation of $1.3 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

       Revenues by segment for the third quarter of 2004 and 2003 were as follows:
                                                                                                         Three Months Ended
                                                                                                    -----------------------------
                                                                                                    October 2,      September 27,
(In thousands)                                                                                            2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                                                           $ 47,669           $ 42,023
 Composite and Fiber-based Products                                                                      5,608              3,883
                                                                                                      --------           --------
                                                                                                      $ 53,277           $ 45,906
                                                                                                      ========           ========


<

>
                                   KADANT INC.

Third Quarter 2004 Compared With Third Quarter 2003 (continued)
---------------------------------------------------

       Pulp and Papermaking Equipment and Systems Segment. Revenues at the
Papermaking Equipment segment increased to $47.7 million in the third quarter of 2004 compared with $42.0 million in the third quarter of 2003, an increase of $5.7 million, or 13.6%, due primarily to an increase in revenues from our stock-preparation equipment product line. The 2004 quarterly revenue increase includes a $1.3 million, or 3%, favorable effect from foreign currency translation. Revenues from the segment's stock-preparation equipment product line increased $7.2 million, or 38%, in 2004 primarily as a result of a $4.0 million, or 58%, increase in revenues from North America due to several large capital shipments and strong sales of spare parts and a $2.5 million, or 64%, increase in revenues from China, primarily as a result of the timing of large orders. Revenues from the segment's water-management product line decreased by $1.9 million, or 24%, in 2004 primarily due to decreased sales of capital equipment in North America. The segment's accessories product line revenues increased $0.3 million, or 2%, in 2004 including a $0.7 million, or 5%, increase from the favorable effect of currency translation.

       Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased $1.7 million, or 44%, to $5.6 million in the third quarter of 2004 from $3.9 million in the third quarter of 2003 due primarily to a 72% increase in sales of our composite building products resulting from continued acceptance of composites as an alternative to wood in the decking market and expansion of our distribution network.

Gross Profit Margin

       Gross profit margin for the third quarters of 2004 and 2003 by segment was as follows:
                                                                                                         Three Months Ended
                                                                                                    ----------------------------
                                                                                                    October 2,     September 27,
                                                                                                          2004              2003
--------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Equipment and Systems                                                                39%               42%
 Composite and Fiber-based Products                                                                       (75%)              11%
                                                                                                          ---                --
                                                                                                           27%               40%

       Gross profit margin decreased to 27% in the third quarter of 2004 from 40% in the third quarter of 2003. The gross profit margin at the Papermaking Equipment segment decreased to 39% in 2004 from 42% in 2003 primarily due to lower profit margins from sales of capital equipment and, to a lesser extent, an overall change in product mix to a larger proportion of revenues coming from capital equipment sales compared to last year. The gross margin at the Composite and Fiber-based Products segment was negative 75% in the third quarter of 2004 compared to a gross profit margin of 11% in the third quarter of 2003. The negative gross margin in 2004 was primarily the result of warranty costs of $4.6 million and, to a lesser extent, higher production costs. The composite building products business experienced a significant increase in warranty costs for our decking products in the third quarter of 2004. The majority of this increase was associated with a new problem concerning excessive oxidation that affects the integrity of the plastic used in some of our decking products.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the third quarter of 2004 compared with 28% in the third quarter of 2003. Selling, general, and administrative expenses increased $2.5 million, or 19%, to $15.3 million in the third quarter of 2004 from $12.8 million in the third quarter of 2003. This increase included a $1.5 million, or 28%, increase in general and administrative expenses and a $1.0 million, or 13%, increase in selling expenses. The increase in general and administrative expenses includes a $0.4 million increase in the costs associated with the implementation of the internal control requirements of the Sarbanes-Oxley Act and a $0.2 million increase from the unfavorable effect of foreign currency translation at the Papermaking Equipment segment.



<

>
                                   KADANT INC.

Third Quarter 2004 Compared With Third Quarter 2003 (continued)
---------------------------------------------------

The increase in selling expenses includes $0.3 million in severance costs associated with our European operations and a $0.2 million increase from the unfavorable effect of foreign currency translation.

       Research and development expenses decreased to $0.9 million, or 2% of revenues, in the third quarter of 2004 compared with $1.1 million, or 3% of revenues, in the third quarter of 2003.

Gain on Sale of Subsidiary

       During the third quarter of 2004, we recognized a gain of $0.1 million from the sale of a subsidiary in Latin America for $0.4 million.

Restructuring and Unusual Items

       During the third quarter of 2003, we recorded additional restructuring costs of $0.2 million related to the restructuring actions taken during the second quarter of 2003 (Note 6).

Interest Income and Expense

       Interest income increased to $0.4 million in the third quarter of 2004 from $0.2 million in the third quarter of 2003 primarily due to higher average invested balances.

Income Taxes

       Our effective tax rate was 53% and 38% in the third quarters of 2004 and 2003, respectively. The effective tax rate for the third quarter of 2004 was a 53% income tax benefit, which was based on our 35% recurring effective tax rate on pre-tax losses and a $0.2 million reduction in reserves for foreign tax credits associated with the filing of the 2003 federal tax return. The 38% effective tax rate in the third quarter of 2003 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.



<

>
                                   KADANT INC.

First Nine Months 2004 Compared With First Nine Months 2003
-----------------------------------------------------------

       The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues for the first nine months of 2004 and 2003. The results of operations for the first nine months of 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                         Nine Months Ended
                                                                                                  ------------------------------
                                                                                                  October 2,       September 27,
                                                                                                        2004                2003
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                                100%                100%
                                                                                                        ---                 ---

Costs and Operating Expenses:
 Cost of revenues                                                                                        66                  62
 Selling, general, and administrative expenses                                                           28                  26
 Research and development expenses                                                                        2                   2
                                                                                                        ---                 ---
                                                                                                         96                  90
                                                                                                        ---                 ---

Operating Income                                                                                          4                  10

Interest Income, net                                                                                      1                   -
                                                                                                        ---                 ---

Income Before Provision for Income Taxes and Minority Interest                                            5                  10

Provision for Income Taxes                                                                                1                   4
                                                                                                        ---                ----

Net Income                                                                                                4%                  6%
                                                                                                        ===                 ===

Revenues

       Revenues increased to $162.8 million in the first nine months of 2004 from $153.1 million in the first nine months of 2003, an increase of $9.7 million, or 6%. Revenues in 2004 include the favorable effect of currency translation of $6.1 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

       Revenues by segment for the first nine months of 2004 and 2003 were as follows:
                                                                                                          Nine Months Ended
                                                                                                    -----------------------------
                                                                                                    October 2,      September 27,
(In thousands)                                                                                            2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Equipment and Systems                                                           $144,166           $138,254
 Composite and Fiber-based Products                                                                     18,620             14,811
                                                                                                      --------           --------
                                                                                                      $162,786           $153,065
                                                                                                      ========           ========

       Pulp and Papermaking Equipment and Systems Segment. Revenues at the
Papermaking Equipment segment increased to $144.2 million in the first nine months of 2004 compared with $138.3 million in the first nine months of 2003, an increase of $5.9 million, or 4%. The increase in revenues in 2004 includes a $6.1 million, or 4%, increase from the favorable effect of currency translation.
Revenues from the segment's stock-preparation equipment product line increased
$4.2 million, or 6%, in 2004. The revenue increase was the result of a $3.0 million, or 4%, increase from the favorable effect of currency translation, a $1.7 million, or 8%, increase in sales from China and a $1.2 million increase in sales from North America, offset in part by a $1.6 million decrease in sales from Europe due to continued market weakness. Revenues from the segment's water-management product line decreased $1.4 million, or 6%, in



<

>
                                   KADANT INC.

First Nine Months 2004 Compared With First Nine Months 2003 (continued)
-----------------------------------------------------------

2004 primarily due to a $1.7 million, or 7%, decrease in sales from North
America, offset in part by a $0.5 million, or 2%, increase from the favorable effect of currency translation. Revenues from the segment's accessories product line increased by $3.0 million, or 7%, in 2004 due to a $2.6 million, or 6%, increase from the favorable effect of currency translation and a $1.8 million increase in sales from North America, which was largely offset by a $1.4 million decrease in Europe due to lower demand.

       Composite and Fiber-Based Products Segment. Revenues at the Composite and Fiber-based Products segment increased $3.8 million, or 26%, to $18.6 million in the first nine months of 2004 from $14.8 million in the first nine months of 2003 due primarily to a $3.5 million, or 34%, increase in sales of our composite building products in the first nine months of 2004 resulting from continued acceptance of composites as an alternative to wood in the decking market and expansion of our distribution network.

Gross Profit Margin

       Gross profit margin for the first nine months of 2004 and 2003 by segment was as follows:
                                                                                                          Nine Months Ended
                                                                                                    -----------------------------
                                                                                                    October 2,      September 27,
                                                                                                          2004               2003
---------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Equipment and Systems                                                                39%                39%
 Composite and Fiber-based Products                                                                        (9%)               28%
                                                                                                           ---                ---
                                                                                                           34%                38%

       Gross profit margin decreased to 34% in the first nine months of 2004, compared to 38% in the first nine months of 2003. The gross profit margin at the Papermaking Equipment segment remained constant at 39% in 2004 and 2003. The gross margin at the Composite and Fiber-based Products segment was negative 9% in the first nine months of 2004 compared with gross profit margin of 28% in the first nine months of 2003. The negative gross margin in 2004 was due primarily to warranty costs in the composite building products business of $5.9 million compared to $1.1 million in 2003 as discussed in the results of operations for the third quarter of 2004.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 28% in the first nine months of 2004 compared with 26% in the first nine months of 2003. Selling, general, and administrative expenses increased $6.0 million, or 15%, to $45.7 million in 2004 from $39.7 million in 2003. This increase included a $3.0 million, or 13%, increase in selling expenses and a $3.0 million, or 19%, increase in general and administrative expenses. The increase in selling expenses includes a $1.1 million increase from the unfavorable effect of foreign currency translation and a $0.3 million increase in severance costs associated with our European operations. The increase in general and administrative expenses includes a $0.7 million increase in the costs associated with the implementation of the internal control requirements of the Sarbanes-Oxley Act, a $0.5 million increase from the unfavorable effect of foreign currency translation at the Papermaking Equipment segment and a $0.4 million increase in severance costs associated with our European operations. In addition, general and administrative expenses included increased expenses of $0.4 million associated with several projects underway to further streamline our international organization, initial expenses of $0.2 million related to the establishment of our wholly owned subsidiary in China and a $0.2 million increase in audit-related fees. Also included in general and administrative expenses, offsetting the expenses noted above, was a gain of approximately $1.0 million in the first quarter of 2004, which resulted from renegotiating a series of agreements with one of our licensees.




<

>
                                   KADANT INC.

First Nine Months 2004 Compared With First Nine Months 2003 (continued)
-----------------------------------------------------------

       Research and development expenses as a percentage of revenues were 2% in the first nine months of 2004 and 2003.

Gain on Sale of Subsidiary

       During the first nine months of 2004, we recognized a gain of $0.1 million from the sale of a subsidiary in Latin America for $0.4 million.

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

Interest Income and Expense

       Interest income increased to $1.0 million in the first nine months of 2004 from $0.7 million in the first nine months of 2003 primarily due to higher average invested balances.

Income Taxes

       Our effective tax rate was 28% and 38% in the first nine months of 2004 and 2003, respectively. The 28% effective tax rate in 2004 was lower than the statutory federal income tax rate primarily due to a reduction of $0.4 million in the first nine months of 2004 in tax reserves primarily associated with our foreign operations, as the reserves were no longer required and a $0.2 million reduction in reserves for foreign tax credits associated with the filing of the 2003 federal tax return. The 38% effective tax rate in the third quarter of 2003 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

       Recently, Congress passed new tax legislation, the American Jobs Creation Act, for which the U.S. Treasury has not yet issued any regulations or guidance. In addition, the accounting profession will be exposing for comment new interpretations which may affect income tax accounting for calendar year companies. It is too early to evaluate the impact of these pending changes.

Liquidity and Capital Resources

       Consolidated working capital was $108.8 million at October 2, 2004, compared with $107.0 million at January 3, 2004. Included in working capital are cash and cash equivalents of $77.1 million at October 2, 2004, compared with $74.5 million at January 3, 2004. At October 2, 2004, $45.9 million of cash and cash equivalents was held by our foreign subsidiaries.

       During the first nine months of 2004, cash of $9.3 million was provided by operating activities, compared with $20.0 million in the first nine months of 2003. The cash provided by operating activities in 2004 was primarily the result of $6.0 million of net income, a non-cash charge of $3.6 million for depreciation and amortization expense and a $7.6 million provision for warranty obligations. In addition, a decrease in other current liabilities used cash of $6.4 million, an increase in accounts receivable used cash of $4.1 million and a decrease in inventory provided a source of cash of $2.8 million in 2004.

       Our investing activities used cash of $0.7 million in the first nine months of 2004, compared with $1.8 million in the first nine months of 2003. During the first nine months of 2004, we purchased property, plant, and equipment for


<

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

$1.6 million and received proceeds of $1.3 million from the sale of property, plant, and equipment.

       Our financing activities used cash of $6.1 million in the first nine months of 2004, compared with $0.6 million of cash provided in the first nine months of 2003. During the first nine months of 2004, we purchased 509,000 shares of our common stock on the open market for $10.3 million (see Part II -
Item 2 for further discussion). In addition, we received proceeds of $4.8 million from the issuance of our common stock in connection with our employee stock option and stock purchase plans and used cash to repay $0.6 million of long-term notes payable in the first nine months of 2004.

       In May 2004, our board of directors authorized the repurchase of up to $30.0 million of our equity securities in the open market or in negotiated transactions through May 18, 2005. As of October 2, 2004, we had repurchased 460,400 shares under this authorization for $9.4 million. Under a previous authorization, we repurchased an additional 48,600 shares for $0.9 million prior to the third quarter of 2004.

       At October 2, 2004, we had $55.4 million of unremitted foreign earnings that could be subject to tax if remitted to the U.S. Our practice is to reinvest indefinitely the earnings of our international subsidiaries. We do not expect that this will have a material adverse effect on our current liquidity.

       Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2004 for property, plant, and equipment of approximately $0.9 million.

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

       We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. In recent years, the industry in certain geographic regions, notably North America, has been in a prolonged downcycle resulting in depressed pulp and paper prices, decreased spending, mill closure, consolidations, and bankruptcies, all of which have adversely affected our business. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. These cyclical downturns can cause our sales to decline and adversely affect our profitability.



<

>
                                   KADANT INC.

Risk Factors (continued)

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

       During the first nine months of 2004, approximately 55% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

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

       Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. We may not be able to complete future acquisitions, integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions. In addition, we have previously acquired several companies and businesses. As a result of these


<

>
                                   KADANT INC.

Risk Factors (continued)

acquisitions, we have recorded significant goodwill on our balance sheet, and in conjunction with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002, we recorded a transitional impairment charge upon the adoption of this standard. Any future impairment losses identified will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows depend, in part, on how well we have integrated these businesses.

We may not be successful in selling the composite building products business.

       On October 27, 2004, our board of directors approved a plan to sell the composite building products business. We cannot predict on what terms we may sell the business or if we will be successful in selling this business at all. Under applicable accounting rules, the results of the composite building products business will be reported as a discontinued operation; however, we will continue to report these results in our consolidated totals. For so long as we continue to own the composite building products business, our consolidated performance will continue to be subject to the risks and uncertainties related to that business, which are identified in the following Risk Factors.

Our performance in the market for composite building products will depend on our ability to manufacture and distribute our composite building products.

       Development, manufacturing, and commercialization of our composite building products require significant testing and technical expertise in the formulation and manufacture of the products, and our efforts may not be successful. Growth of our composite building products business requires ongoing market acceptance. We have limited experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we have in the past and continue to encounter difficulties in connection with any large-scale manufacturing or commercialization of these new products. Our capacity may not be sufficient to meet demand without significant additional investment. In addition, the majority of our production is dependant upon a single piece of equipment. If that equipment were to fail for an extended period of time, it would have a material adverse effect on our revenues from this business in that period. We rely on distributors in the building products industry to market, distribute, and sell our products. We may be unable to produce our products in sufficient quantity to interest or retain these distributors or to add new distributors. In addition, the announcement of our proposed sale of the composites business and warranty problems may impact our relationship with our existing and proposed new distributors and may cause them to reduce their purchases of our products. If we are unable to distribute our products effectively, our revenues will decline and we will have to incur additional expenses to market these products directly.

The failure of our composite building products to perform over long periods of time could result in potential liabilities.

       Our composite building products are new, have not been on the market for long periods of time, and may be used in applications about which we may have little knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could adversely affect our operating results. In the second half of 2003 and the first nine months of 2004, we have experienced a significant increase in warranty claims and warranty expense related to our composite decking products including, but not limited to, excessive contraction of certain deck boards. Although we believe we corrected these problems in 2003, claims relating to these production problems continue for boards produced prior to implementation of the corrective manufacturing changes. In addition, we experienced a significant number of warranty claims and associated warranty expense in the third quarter of 2004 associated with a new problem concerning excessive oxidation that affects the integrity of the plastic used in some of our decking products. Included in the increased warranty expense is the cost of exchanging material held by our distributors with new material that, we believe, is not susceptible to this oxidation issue and our best estimate of



<

>
                                   KADANT INC.

Risk Factors (continued)

costs related to future potential valid claims arising from installed product. Although we increased the warranty provisions accordingly, we cannot guarantee that the reserves established will be sufficient if we incur warranty claims higher than anticipated. In addition, there can be no assurance that other problems will not develop. A continued high level of warranty claims or expenses and/or failure of our products to perform or to be accepted in the marketplace would have an adverse impact on the profitability of our business and our ability to sell the composites business on favorable terms.

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

We are dependent on a single mill for the raw material used in our fiber-based granules, and we may not be able to obtain raw material on commercially reasonable terms. In addition, the manufacture of our composite building products and fiber-based granules is subject to commodity price risks.

       We are dependent on a single paper mill for the fiber used in the manufacture of our fiber-based granules and composite building products. This mill has the exclusive right to supply the papermaking byproducts used in our process to manufacture the granules. Although we believe our relationship with the mill is good, the mill could decide not to renew its contract with us at the end of 2005, or may not agree to renew on commercially reasonable terms. If this were to occur, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and might prevent prices for our products from being competitive.
       In addition, we use natural gas in the production of our fiber-based granular products. We may manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations.
       Our composite building products also contain plastics, which are subject to wide fluctuations in pricing and availability. Higher energy costs can increase the price of plastic significantly and rapidly. We may be unable to obtain sufficient quantities at reasonable prices, which would adversely affect our profitability and ability to produce a sufficient quantity of our products or to produce our products at competitive prices.







<

>
                                   KADANT INC.

Risk Factors (continued)

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

       Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:
       - failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104;
       -   adverse changes in demand for and market acceptance of our products;
       - competitive pressures resulting in lower sales prices of our products;
       -   adverse changes in the pulp and paper industry;
       -   delays or problems in our introduction of new products;


<

>
                                   KADANT INC.

Risk Factors (continued)

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

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

       Our management, with the participation of our chief executive officer
(CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 2, 2004. Based on this evaluation, our CEO and CFO concluded that, as of October 2, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)    Changes in Internal Controls Over Financial Reporting

       During the period ended October 2, 2004, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.


<

>
                                   KADANT INC.

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

       The following table provides information about purchases by us of our common stock during the three months ended October 2, 2004:

                      Issuer Purchases of Equity Securities
                      -------------------------------------
                                                                                                            Approximate
                                                                                                          Dollar Value of
                                                                                 Total Number of          Shares that May
                                                                                Shares Purchased as            Yet Be
                             Total Number of          Average Price Paid        Part of Publicly             Purchased
        Period             Shares Purchased (1)           per Share             Announced Plans (2)       Under the Plans
   ----------------        --------------------       ------------------        -------------------       ---------------

   7/4/04 - 7/31/04                       -                       -                         -               $ 24,763,256
   8/1/04 - 8/31/04                 148,300                  $19.41                   148,300               $ 21,876,638
   9/1/04 - 10/2/04                  63,600                  $19.23                    63,600               $ 20,650,526
                                    -------                                           -------
   Total:                           211,900                  $19.36                   211,900
                                    =======                                           =======

       (1) During the third quarter of 2004, we repurchased an aggregate of 211,900 shares of our common stock on the open market pursuant to a repurchase program that we publicly announced on May 18, 2004.

       (2) On May 18, 2004, our board of directors approved the repurchase by us of up to $30 million of our equity securities through May 18, 2005. The repurchases may be made in the open market or in negotiated transactions, from time to time, depending on market conditions. As of October 2, 2004, we had repurchased 460,400 shares of our common stock for $9.4 million under this authorization and 48,600 shares of our common stock for $0.9 million under a previous authorization, which expired on May 15, 2004.

Item 6 - Exhibits
-----------------

       See Exhibit Index on the page immediately preceding exhibits.


<

>
                                   KADANT INC.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November 2004.

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