Form 10-K
period 2005-01-01
KADANT INC
filed 2005-03-16
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of July 2, 2004, was approximately $314,689,000.

As of March 1, 2005, the Registrant had 13,932,100 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act, as amended, to be used in connection with the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. A copy of this document can be obtained at no cost by calling the Company at (978) 776-2000.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended January 1, 2005

Kadant Inc.	2004 Annual Report

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents that we incorporate by reference in this Report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Exchange Act of 1933, as amended. These forward-looking statements are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely,” “will,” “would,” or similar expressions, we are making forward-looking statements.

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

Item 1.    Business

Introduction

The Company was incorporated in Delaware in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, we completed an initial public offering of a portion of our outstanding common stock. On July 12, 2001, the Company changed its name to Kadant Inc. from Thermo Fibertek Inc. In August 2001, Thermo Electron disposed of its remaining equity interest in Kadant by means of a stock dividend to its shareholders. In May 2003, we moved the listing of our common stock to the New York Stock Exchange, where it continues to trade under the symbol “KAI.”

The terms “we,” “us,” “our,” “Registrant,” or “Company” in this Report refer to Kadant Inc. and its consolidated subsidiaries.

Description of Our Business

We are a leading supplier of equipment used in the global papermaking and paper recycling industry and also a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one operating segment, Pulp and Papermaking Systems, and a separate product line, Fiber-based Products. We aggregate into segments our businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. We also manage a composite building products business, which is presented as a discontinued operation due to management’s intent to sell the business.

Pulp and Papermaking Systems

Our Pulp and Papermaking Systems segment has a long and well-established history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or their predecessor companies have been in operation for approximately 100 years. Our customer base includes most of the world’s major paper manufacturers and, with our equipment found in most of the world’s pulp and paper mills, we have one of the largest installed bases of equipment in the pulp and paper industry. We manufacture our products in six countries in Europe and North America and license certain products for manufacture in South America and Asia.

Kadant Inc.	2004 Annual Report

Our Pulp and Papermaking Systems segment consists of the following product lines: stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems.

Stock-preparation systems and equipment

We develop, manufacture, and market complete custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers in preparation for entry into the paper machine during the production of recycled paper. Our principal stock-preparation products include:

–	Recycling and approach flow systems: Our equipment includes pulping, screening, cleaning, and de-inking systems that blend pulp mixtures and remove contaminants, such as ink, glue, metals, and other impurities, to prepare them for entry into the paper machine during the production of recycled paper.

–	Virgin pulping process equipment: Our equipment includes pulp washing, evaporator, recausticizing, and condensate treatment systems used to remove lignin, concentrate and recycle process chemicals, and remove condensate gases.

Paper machine accessory equipment

We develop, manufacture, and market a wide range of doctoring systems and related consumables that continuously clean papermaking rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, and application of coatings; and profiling systems that control moisture, web curl, and gloss during paper production. Our principal paper machine accessory products include:

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

Water-management systems

We develop, manufacture, and market water-management systems used to continuously clean paper machine fabrics, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Our principal water-management systems include:

–	Shower and fabric-conditioning systems: Paper machine fabrics convey the paper web through the forming, pressing, and drying sections of the paper machine. The average paper machine has between 3 and 12 fabrics. These fabrics can easily become contaminated with fiber, fillers, pitch, and dirt that can have a detrimental effect on paper machine performance and paper quality. Our shower and fabric-conditioning systems assist in the removal of these contaminants.

–	Formation systems: We supply structures that drain, purify, and recycle process water from the pulp mixture during paper sheet and web formation.

Kadant Inc.	2004 Annual Report

–	Water-filtration systems: We offer a variety of filtration systems and strainers that remove contaminants from process water before reuse and recover reusable fiber for recycling back into the pulp mixture.

Fiber-Based Products

We produce biodegradable, absorbant granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Discontinued Operation

We produce composite decking products, which include decking and railing systems and roof tiles, produced from recycled fiber, plastic, and other material which are marketed through distributors primarily to the building industry.

On October 27, 2004, our board of directors approved a plan and management committed to sell our composites business after making a determination that the business no longer aligns with our long-term strategy. We intend to sell the composites business as a going concern and are working with an investment banking group to sell this business. We plan to sell the composites business by the end of 2005 at a price that is reasonable compared to its carrying value. The composites business had total assets and liabilities of $15.7 million and $7.6 million, respectively, at year-end 2004. In addition, revenues and operating loss for 2004 were $17.0 million and $8.1 million, respectively. The composites business has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

Research and Development

We seek to develop a broad range of products for all facets of the markets we serve. We are focusing our research and development efforts on the technological advancement of our stock-preparation, paper machine accessory, and water-management products.

Our research and development expenses from continuing operations were $3.1 million, $4.3 million, and $4.4 million in 2004*, 2003, and 2002, respectively.

Raw Materials

Raw materials, components, and supplies for our significant products are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on our business.

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

*	Unless otherwise noted, references to 2004, 2003, and 2002 in this Annual Report on Form 10-K are for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

Kadant Inc.	2004 Annual Report

Patents, Licenses, and Trademarks

We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position.

Pulp and Papermaking Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2005 to 2024. We maintain a worldwide network of licensees and cross-licensees of products with other companies serving the pulp, papermaking, converting, and paper recycling industries.

Fiber-Based Products

We currently hold several U.S. patents, expiring on various dates ranging from 2005 to 2021, related to various aspects of the processing of fiber-based granular materials and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets. We also have foreign counterparts to these U.S. patents in Canada. Our patent related to the use of fiber-based granules in the agricultural, professional turf, and home lawn and garden markets expired in 2004.

Seasonal Influences

Pulp and Papermaking Systems

There are no material seasonal influences on this segment’s sales of products and services.

Fiber-Based Products

Our fiber-based granular products business experiences fluctuations in sales, usually in the third quarter, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

No single customer accounted for more than 10% of the Company’s consolidated revenues or more than 10% of the Pulp and Papermaking Systems segment’s revenues in any of the past three years. Revenues from China were $29.4 million, $31.1 million, and $15.6 million in 2004, 2003, and 2002, respectively.

Backlog

Our backlog of firm orders for the Pulp and Papermaking Systems segment was $34.2 million and $35.3 million at year-end 2004 and 2003, respectively. We anticipate that substantially all of the backlog at January 1, 2005 will be shipped or completed during the next 12 months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

Kadant Inc.	2004 Annual Report

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

Employees

As of January 1, 2005, we had approximately 1,000 employees worldwide, including 950 employees at our continuing operations. As of January 1, 2005, 21 employees at our facility in Guadalajara, Mexico, were represented by a labor union under an annual collective bargaining agreement, and 20 employees in England and the majority of our 283 employees in France were represented by trade unions.

Additional Financial Information

Financial information concerning our segments and product lines is summarized in Part IV, Item 15, Financial Statement Schedules, Note 10, which begins on page F-1 of this Report.

Financial information about exports by domestic operations and about foreign operations is summarized in Part IV, Item 15, Financial Statement Schedules, Note 10, which begins on page F-1 of this Report.

Kadant Inc.	2004 Annual Report

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge through our website at www.kadant.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these Reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. We are not including the information contained in our website as part of this Report nor are we incorporating the information on our website into this Report by reference.

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2005:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
William A. Rainville	63	Chairman of the Board, President, and Chief Executive Officer (1991)
Thomas M. O’Brien	53	Executive Vice President and Chief Financial Officer (1994)
Jonathan W. Painter	46	Executive Vice President (1997)
Edward J. Sindoni	60	Senior Vice President (1994)
Edwin D. Healy	67	Vice President (2002)
Sandra L. Lambert	49	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	43	Vice President, Finance (Chief Accounting Officer) (2002)

Mr. Rainville has been president and chief executive officer since our incorporation in 1991, a member of our board of directors since 1992, and chairman of our board since 2001. Prior to our spinoff in 2001, Mr. Rainville also held various managerial positions with Thermo Electron, including chief operating officer, recycling and resource recovery, a position he held since 1998, and for more than five years prior to that, as a senior vice president. Prior to joining Thermo Electron, Mr. Rainville held positions at Drott Manufacturing, Paper Industry Engineering, and Sterling Pulp and Paper.

Mr. O’Brien has been an executive vice president since 1998 and our chief financial officer since 2001. He served as our treasurer from 2001 to February 2005 and also as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O’Brien held various finance positions at Racal Interlan, Inc.; Prime Computer; Compugraphic Corporation; and the General Electric Company.

Mr. Painter has been an executive vice president since 1997 and president of our composite building products business since 2001. He served as our treasurer and treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter held various managerial positions with us and at Thermo Electron.

Mr. Sindoni has been a senior vice president since 2001 and is responsible for our paper machine accessory equipment and water-management systems businesses. From 1992 to 2001, he served as a vice president. Prior to joining us in 1987, he had a 21-year career with the General Electric Company.

Kadant Inc.	2004 Annual Report

Mr. Healy has been a vice president since October 2002 and is responsible for our stock-preparation equipment business. He also served as the president of our Kadant Black Clawson Inc. subsidiary from 2000 to mid-2003. He held various managerial positions at Kadant Black Clawson following its acquisition in 1997 and before that, served as the president of our Fiberprep Inc. subsidiary from 1988 to 1997. Prior to joining us, Mr. Healy had a 29-year career with Bird, Escher, Wyss and its predecessor, Bird Machinery.

Ms. Lambert has been a vice president and our general counsel since 2001, and our secretary since our incorporation in 1991. Prior to joining us, she was a vice president and secretary of Thermo Electron since 1999 and 1990, respectively, and before that was a member of Thermo Electron’s legal department.

Mr. McKenney has been our vice president, finance, and chief accounting officer since January 2002, and served as our corporate controller since 1997. Mr. McKenney was controller of Kadant AES, our division acquired from Albany International Inc., from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International.

Item 2.    Properties

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed. The location and general character of our principal properties as of January 1, 2005, are as follows:

Pulp and Papermaking Systems

We own approximately 1,009,000 square feet and lease approximately 95,000 square feet, under leases expiring on various dates ranging from 2005 to 2010, of manufacturing, engineering, and office space. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Auburn, Massachusetts; Rayville, Louisiana; Queensbury, New York; Mason, Ohio; Guadalajara, Mexico; Summerstown, Ontario, Canada; Bury, England; and Hindas, Sweden. In 2005, we plan to build a manufacturing and assembly facility in China to support our stock-preparation equipment business.

Fiber-Based Products

We own approximately 26,000 square feet and lease approximately 10,000 square feet, under a lease which expires in January 2006, of manufacturing and office space located in Green Bay, Wisconsin.

Discontinued Operation

We leased approximately 135,000 square feet of manufacturing, engineering, and office space located in Green Bay, Wisconsin under a lease which expired in January 2005. We currently lease this space on a tenant-at-will basis and have the option to extend the operating lease through 2014. We also lease approximately 6,000 square feet of office space in Bedford, Massachusetts under a lease expiring in 2006.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Kadant Inc.	2004 Annual Report

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock

On May 14, 2003, our common stock began trading on the New York Stock Exchange under the symbol KAI. Prior to that date, our common stock was traded on the American Stock Exchange.

The following table sets forth the high and low sales prices of our common stock for 2004 and 2003, as reported in the consolidated transaction reporting system.

	2004		2003
Quarter	High	Low	High	Low
First	$23.49	$19.17	$17.25	$13.40
Second	23.30	18.08	19.70	15.55
Third	23.15	17.72	20.88	17.81
Fourth	20.90	17.81	22.04	17.20

Holders of Common Stock

As of March 1, 2005, we had approximately 6,300 holders of record of our common stock. This does not include holdings in street or nominee name. The closing market price on the New York Stock Exchange for our common stock on March 1, 2005, was $19.60 per share.

Dividend Policy

We have never declared or paid cash dividends and we do not at this time expect to pay cash dividends in the foreseeable future because our policy has been to use earnings to finance expansion and growth. Payment of dividends will rest within the discretion of the board of directors and will depend upon, among other factors, our earnings, capital requirements, and financial condition.

Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the three months ended January 1, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
10/3/04 – 10/31/04	–	–	–	$20,650,526
11/1/04 – 11/30/04	–	–	–	$20,650,526
12/1/04 – 1/1/05	–	–	–	$20,650,526
Total:	–	–	–

(1)	During the fourth quarter of 2004, we did not repurchase any of our common stock.
(2)	On May 18, 2004, our board of directors approved the repurchase by us of up to $30 million of our equity securities through May 18, 2005. The repurchases may be made in the open market or in negotiated transactions, from time to time, depending on market conditions. As of January 1, 2005, we had repurchased 460,400 shares of our common stock for $9.4 million under this authorization and 48,600 shares of our common stock for $0.9 million under a previous authorization, which expired on May 15, 2004.

Kadant Inc.	2004 Annual Report

Item 6.	Selected Financial Data (a)

(In thousands, except per share amounts)	2004 (b)	2003	2002 (c,d)	2001(d,e)	2000 (f,g)
Statement of Operations Data
Revenues	$194,966	$191,507	$177,113	$219,226	$234,682

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	5,753	13,123	8,280	12,522	17,665
Loss from Discontinued Operation, Net of Tax	(5,099)	(1,306)	(2,326)	(2,540)	(1,653)

Income Before Cumulative Effect of Change in Accounting Principle	654	11,817	5,954	9,982	16,012
Cumulative Effect of Change in Accounting Principle, Net of Tax	–	–	(32,756)	–	(870)

Net Income (Loss)	$654	$11,817	$(26,802)	$9,982	$15,142

Basic Earnings (Loss) per Share:
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$.41	$.96	$.64	$1.02	$1.44
Discontinued Operation	(.36)	(.09)	(.18)	(.21)	(.13)
Cumulative Effect of Change in Accounting Principle	–	–	(2.53)	–	(.07)

Net Income (Loss)	$.05	$.87	$(2.07)	$.81	$1.24

Diluted Earnings (Loss) per Share:
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$.40	$.94	$.63	$1.02	$1.44
Discontinued Operation	(.35)	(.09)	(.18)	(.21)	(.14)
Cumulative Effect of Change in Accounting Principle	–	–	(2.49)	–	(.07)

Net Income (Loss)	$.05	$.85	$(2.04)	$.81	$1.23

Balance Sheet Data (h)
Working Capital (i,j)	$113,650	$114,935	$83,855	$167,451	$182,412
Total Assets	285,237	271,713	231,517	367,654	414,215
Long-term Obligations	–	–	580	119,267	154,650
Shareholders’ Investment	212,461	211,758	181,257	183,557	170,633

(a)	Restated to reflect the composite building products business as a discontinued operation.
(b)	Reflects $9.5 million of pretax restructuring and unusual costs.
(c)	Reflects $2.4 million of pretax restructuring and unusual costs and the redemption and repurchase of $118.1 million of the Company’s 4 ½% subordinated convertible debentures, resulting in a pretax gain of $50.0 thousand.
(d)	Annual results were revised to reclassify extraordinary gains from the Company’s redemption and repurchase of its debentures in accordance with Statement of Financial Accounting Standards No. 145.
(e)	Reflects $0.7 million of pretax restructuring costs and the repurchase of $34.9 million of the Company’s 4½% subordinated convertible debentures, resulting in a pretax gain of $1.1 million.
(f)	Reflects a $1.7 million pretax gain on sale of property and $0.5 million of pretax income related to restructuring and unusual items.
(g)	Restated to reflect a one-for-five reverse stock split of our common stock, effective July 12, 2001.
(h)	Includes the composite building products business, which is reflected as a discontinued operation.
(i)	Includes $17.0 million reclassified from common stock of a subsidiary subject to redemption to current liabilities in 2000, and the 2001 and 2000 redemption of such common stock for $13.1 million and $34.6 million, respectively.
(j)	Includes $8.1 million, $12.2 million, $10.1 million, $9.0 million, and $8.6 million in 2004, 2003, 2002, 2001, and 2000, respectively, associated with the discontinued operation.

Kadant Inc.	2004 Annual Report

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in the Consolidated Financial Statements, beginning on page F-1 of this Report.

Overview

Industry Background

Our continuing operations are comprised of one operating segment: Pulp and Papermaking Systems (Papermaking Systems), and a separate product line, Fiber-based Products. Through our Pulp and Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world’s major paper manufacturers. As a result, we have one of the largest installed bases of equipment in the pulp and paper industry. Our installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which, we believe, is less susceptible to the cyclical trends in the paper industry.

Through our Fiber-based Products line, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

We also offer composite decking products, which include decking and railing systems and roof tiles, produced from recycled fiber, plastic, and other material, and are marketed through distributors primarily to the building industry. These products are part of our composite building products business (composites business), which has been presented as a discontinued operation in the accompanying consolidated financial statements, as we intend to sell this business. We are currently operating the composites business as a going concern and are working with an investment banking group to sell this business. All prior period financial information has been restated to reflect the composites business as a discontinued operation.

International Sales

During 2004, approximately 58% of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

Kadant Inc.	2004 Annual Report

Revenue Recognition.    We enter into arrangements with customers that have multiple deliverables, such as equipment and installation, and we recognize revenues and profits on certain long-term contracts using the percentage-of-completion method of accounting.

–	Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting were $43.7 million in 2004, $49.3 million in 2003, and $35.4 million in 2002. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The complexity of the estimation process under the percentage-of-completion method affects the amounts reported in our financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. In addition, we are exposed to the risk, primarily relating to our orders in China, that a customer will not comply with the order’s contractual obligations to take delivery of the equipment. This risk is mitigated by such customer’s forfeiture of their deposit on the order. The contractual obligations relating to the order may be difficult to enforce through a foreign country’s legal system, which could result in a significant credit exposure in the period or periods that were to be affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our business conditions were to be different, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our financial statements.

–	SAB No. 104. Under Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. When a sale arrangement involves multiple elements (e.g., installation), we consider the guidance in Emerging Issues Task Force (EITF) No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under EITF No. 00-21, revenues for products sold that require installation, for which the installation is essential to functionality or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment, with estimated installation costs accrued. We provide a reserve for the estimated warranty and installation costs at the time revenue is recognized, as applicable. To the extent that installation becomes a significant component of our business in the future, the judgment associated with the determination of revenue recognition will increase. The complexity of all issues related to the assumptions, risks, and uncertainties inherent in the application of SAB No. 104 affects the amounts reported as revenues in our financial statements. Under SAB No. 104, we may not be able to reliably predict future revenues and profitability due to the difficulty of estimating when installation will be performed or when we will meet the contractually agreed upon performance tests, which can delay or prohibit recognition of revenues. The determination of when we install the equipment or fulfill the performance guarantees is largely dependent on our customers, their willingness to allow installation of the equipment or performance of the appropriate tests in a timely manner, and their cooperation in addressing possible problems that would impede achievement of the performance guarantee criteria. Unexpected changes in the timing related to the completion of installation or performance guarantees could cause our revenues and earnings to be significantly affected.

Kadant Inc.	2004 Annual Report

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

Valuation of Goodwill and Intangible Assets.    We evaluate the recoverability of goodwill and other intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment tests in the fourth quarter of 2004 using estimates from our long-range forecasts. No adjustment was required to the carrying value of our goodwill or other intangible assets based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our long-range forecasts. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on current and anticipated cost structures. Our judgments and assumptions regarding the determination of the fair value of an intangible asset or goodwill associated with an acquired business could change as future events impact such fair values. Any future impairment loss could have a material adverse affect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

Accounts Receivable.    We exercise judgment in determining our allowance for bad debts, which is based on our historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, we look at historical writeoffs of our receivables. We also look at current trends in the credit quality of our customer base as well as changes in our credit policies. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and each customer’s current creditworthiness. We continuously monitor collections and payments from our customers. In addition, in some instances we utilize letters of credit as a way to mitigate credit exposure. While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rate of bad debts that we have in the past, especially in light of business conditions in the paper industry. A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely affect our operating cash flows in that period.

Warranties.    In the Papermaking Systems segment, we offer warranties of various durations to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate terms regarding warranty coverage and length of warranty depending on the products and their application. Our standard mechanical warranties require us to repair or replace a defective product during the warranty period at no cost to the customer. We record an estimate for warranty-related costs at the time of sale based on our actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past.

Kadant Inc.	2004 Annual Report

In our composites business, presented as a discontinued operation in the accompanying consolidated financial statements, we offer a standard limited warranty to the original owner of our decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. We record an estimate for warranty-related costs at the time of sale based on our actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. Our analysis of expected warranty claims rates includes detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, include inherent uncertainties that are subject to fluctuation which could impact our future warranty provisions. Due to the highly subjective nature of these assumptions, we have recorded our best estimate of the cost of expected warranty claims. It is reasonably possible that the ultimate settlement of such claims may exceed the amount recorded. We experienced an increase in warranty claims in the latter half of 2003 compared to prior periods related to contraction of our decking products and a new problem beginning in the third quarter of 2004 concerning excessive oxidation that affected the integrity of the plastic used in some of our decking products manufactured prior to October 2003. Although we increased the warranty provision in 2004 accordingly, the reserves established may not be sufficient if we incur warranty return rates higher than we anticipated.

A significant increase in warranty return rates or costs to repair our products would lead to an increase in the warranty provision and could have a material adverse impact on our consolidated results for the period or periods in which such returns or additional costs occur.

Industry and Business Outlook

Our products are primarily sold to the pulp and paper industry. Although the paper industry had been in a prolonged downcycle for the past several years, the performance of paper producers, especially in North America, has been gradually improving over the past few quarters. Increased operating rates and improved pricing has helped to increase the profitability of paper producers during this period. Nevertheless, we believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. We expect, however, that as the market recovers, paper companies will increase their capital and operating spending, which will have a positive effect on paper company suppliers, such as Kadant, although the timing of such effect is difficult to predict. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) expanding our business in China, (ii) increasing our higher-margin parts and consumables businesses across all our product lines, (iii) sourcing the manufacture of non-proprietary components from third-party suppliers, (iv) shifting more production to our lower-cost manufacturing facilities, and (v) lowering our manufacturing overhead costs throughout the business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring is intended to strengthen Kadant Lamort’s competitive position in the European paper industry. Under French law, the proposed restructuring requires consultation with Kadant Lamort’s workers’ council, which represents the employees, before implementation. The restructuring primarily includes the reduction of 136 full-time positions in France, and is expected to be implemented in 2005. We accrued a restructuring charge for severance and other termination costs in connection with the workforce reduction of $9.2 million in the fourth quarter of 2004. Negotiations with the workers’ council are ongoing and Kadant Lamort has experienced intermittent work stoppages by employees protesting the proposed restructuring. Kadant Lamort has developed contingency plans to reduce the risk of the work stoppages affecting its ability to meet its contractual commitments. We expect that Kadant Lamort will continue to experience operating losses until these restructuring actions are completed.

We continue to pursue market opportunities outside North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we plan

Kadant Inc.	2004 Annual Report

to build a manufacturing and assembly facility in China for this equipment and related aftermarket products, as well as for our accessories and water-management products in the future. Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. Recently, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China’s banking system. This has caused delays in receiving orders and, as a result, will delay our recognizing revenue on these projects to periods later than originally expected. We plan to use our new facility in China as a base for increasing our aftermarket business, which we believe will be more predictable.

Our 2005 guidance reflects expected revenues and earnings per share for continuing operations, which excludes the results from our composite building products business, which is accounted for as a discontinued operation. For the first quarter of 2005, we expect to earn, for continuing operations, between $.13 to $.15 per diluted share, on revenues of $47 to $49 million. For the full year, we expect to earn, for continuing operations, between $.80 to $.90 per diluted share, on revenues of $200 to $210 million.

Results of Operations

2004 Compared to 2003

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue for the years ending January 1, 2005 and January 3, 2004.

	January 1, 2005	January 3, 2004
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	61	61
Selling, general, and administrative expenses	29	26
Research and development expenses	1	2
Restructuring and unusual costs (income)	5	–

	96	89

Operating Income	4	11
Interest Income, Net	–	–

Income from Continuing Operations Before Income Taxes and Minority Interest	4	11
Provision for Income Taxes	1	4

Income from Continuing Operations	3	7
Loss from Discontinued Operation	(3)	(1)

Net Income	–%	6%

Revenues

Revenues increased to $195.0 million in 2004 from $191.5 million in 2003, an increase of $3.5 million, or 2%. Revenues in 2004 include the favorable effects of currency translation of $7.5 million, or 4%, due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

Pulp and Papermaking Systems.    Revenues for the Papermaking Systems segment increased to $188.3 million in 2004 compared with $185.7 million in 2003, an increase of $2.6 million, or 1%. The increase in revenues in 2004 includes a 4% increase from the favorable effect of currency translation.

Kadant Inc.	2004 Annual Report

Revenues at the Papermaking Systems segment by product line were as follows:

(In millions)	2004	2003	Increase (Decrease)	Decrease Excluding Effect of Currency Translation
Product Line:
Accessories	$62.7	$60.8	$1.9	$(1.4)
Stock-Preparation Equipment	95.4	93.9	1.5	(2.1)
Water-Management	28.8	29.5	(0.7)	(1.3)
Other	1.4	1.5	(0.1)	(0.1)

	$188.3	$185.7	$2.6	$(4.9)

Revenues from the segment’s accessories product line increased by $1.9 million, or 3%, in 2004, including a $3.3 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line decreased $1.4 million, or 2%, due to a $3.3 million, or 14%, decrease in sales in Europe due to weaker demand partially offset by a $1.9 million, or 5%, increase in sales in North America. Revenues from the segment’s stock-preparation equipment product line increased by $1.5 million, or 2%, in 2004, including a $3.6 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line decreased $2.1 million, or 2%, due to a $2.4 million, or 7%, decrease in sales in Europe due to weaker demand. Revenues from the segment’s water-management product line decreased $0.7 million, or 2%, in 2004, including a $0.6 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line decreased by $1.3 million, or 4%, due primarily to a $1.8 million, or 7%, decrease in sales in North America.

Fiber-based Products.    Revenues from our Fiber-based Products business increased to $6.6 million in 2004 from $5.8 million in 2003, an increase of $0.8 million, or 15%, due to stronger sales of Biodac®, our line of biodegradable granular products.

Gross Profit Margin

Gross profit margin for the years ending January 1, 2005 and January 3, 2004 were as follows:

	January 1, 2005	January 3, 2004
Gross Profit Margin:
Pulp and Papermaking Systems	39%	39%
Fiber-based Products	36%	37%

	39%	39%

Gross profit margin was 39% in 2004 and 2003. The gross profit margin at the Papermaking Systems segment remained constant at 39% in 2004 and 2003. The gross profit margin at the Fiber-based Products business decreased to 36% in 2004 from 37% in 2003 due to an increase in the cost of natural gas used in the production of our fiber-based granules.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 29% and 26% in 2004 and 2003, respectively. Selling, general, and administrative expenses increased $5.9 million, or 12%, to $56.3 million in 2004 from $50.4 million in 2003. This increase included a $3.3 million, or 16%, increase in general and administrative expenses and a $2.6 million, or 9%, increase in selling expenses. The increase in general and administrative expenses includes a $1.1 million increase in the costs associated with the implementation of the internal control requirements of the Sarbanes-Oxley Act, a $1.0 million increase in bad debt expense which in part was due to recoveries of $0.3 million in 2003, a $0.7 million increase from the unfavorable effect of

Kadant Inc.	2004 Annual Report

foreign currency translation at the Papermaking Systems segment, a $0.4 million increase in severance costs associated with our European operations and a $0.4 million increase associated with several projects under way to further streamline our international organization. Also included in general and administrative expenses, offsetting the expenses noted above, was a gain of approximately $1.0 million in the first quarter of 2004, which resulted from renegotiating a series of agreements with one of our licensees. The increase in selling expenses includes a $1.4 million increase from the unfavorable effect of foreign currency translation.

Research and development expenses as a percentage of revenues were 1% and 2% in 2004 and 2003, respectively. Research and development expenses decreased $1.2 million to $3.1 million in 2004 compared to $4.3 million in 2003 due to the timing of research and development projects at the Papermaking Systems segment.

Restructuring and Unusual Costs (Income)

During 2004, we recorded restructuring costs of $9.5 million, which were accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 112. Restructuring costs of $9.2 million related to severance and other termination costs for 136 employees across all functions at the Papermaking Systems segment’s Kadant Lamort subsidiary. These actions were taken in an effort to strengthen Kadant Lamort’s competitive position in the European paper industry. As a result of the restructuring, we expect to realize a curtailment resulting in a reduction in the accrued liability associated with Kadant Lamort’s pension plan of approximately $0.8 million, which will be recognized in 2005 when the restructuring plan has been implemented. In addition, we recorded restructuring costs of $0.3 million, related to severance costs for 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries. We estimate annualized savings of $5.0 million to $7.0 million, primarily in cost of revenues, from these restructuring actions when fully implemented (Note 7 to the consolidated financial statements).

During 2003, we recorded net restructuring costs and unusual income of $23 thousand. Restructuring costs of $0.6 million, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Systems segment’s Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Annual savings from these actions, included primarily in cost of revenues, were approximately $0.4 million. Unusual income resulted from a gain of $0.6 million from the sale of property, for approximately $0.9 million in cash, at the same subsidiary (Note 7 to the consolidated financial statements).

Interest Income

Interest income increased to $1.5 million in 2004 from $1.0 million in 2003 primarily due to higher prevailing interest rates.

Income Taxes

Our effective tax rate was 30% and 38% in 2004 and 2003, respectively. The 30% effective tax rate in 2004 was lower than the statutory federal income tax rate primarily due to a reorganization of several of our foreign subsidiaries that resulted in a more tax-efficient corporate structure. The 38% effective tax rate in 2003 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses. We expect our effective tax rate to be in the range of 31% to 33% in 2005.

Minority Interest

Minority interest expense in 2004 and 2003 represents minority investors’ share of earnings in our majority-owned subsidiaries.

Income from Continuing Operations

Income from continuing operations decreased to $5.8 million in 2004 from $13.1 million in 2003, a decrease of $7.3 million, or 56%, due primarily to the increase in pretax restructuring costs of $9.5 million in 2004 compared to 2003.

Kadant Inc.	2004 Annual Report

Loss from Discontinued Operation

On October 27, 2004, our board of directors approved a plan and management committed to sell our composites business after making a determination that the business no longer aligns with our long-term strategy. We intend to sell the composites business as a going concern and are working with an investment banking group to sell this business. We plan to sell the composites business in 2005 at a price that is reasonable compared to its carrying value. The composites business has been reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

Loss from discontinued operation increased to $5.1 million in 2004 from $1.3 million in 2003, an increase of $3.8 million primarily due to a $4.8 million pretax increase in warranty costs. We experienced a substantial increase in warranty claims in 2004 compared to 2003. The claims were associated with contraction of certain decking products and with a new problem concerning excessive oxidation that affected the integrity of the plastic used in some of our decking products. As a result of the increased claims and our estimate of future claims, we increased our warranty expense to $6.7 million in 2004 compared to $1.9 million in 2003. Included in the increased warranty expense is the cost of exchanging material held by our distributors with new material and our best estimate of costs related to future potential valid claims arising from the installed product.

While we intend to sell the composites business as a going concern, the buyer will likely not assume all of the liabilities of the composites business in the sale. Any changes associated with the carrying value of liabilities which are not assumed by a buyer would continue to impact our consolidated results after the sale is completed and could have a negative effect on our future consolidated results of operations.

As a result of the increase in warranty claims and in accordance with SFAS No. 144, we evaluated the long-lived assets of the composites business for impairment as of January 3, 2004 and October 2, 2004, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” We updated this impairment assessment as of January 1, 2005, based on the most current information available. No impairment was indicated based on these assessments.

2003 Compared to 2002

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue for the years ending January 3, 2004 and December 28, 2002.

	January 3, 2004	December 28, 2002
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	61	61
Selling, general, and administrative expenses	26	26
Research and development expenses	2	3
Restructuring and unusual costs (income)	–	1

	89	91

Operating Income	11	9
Interest Income (Expense), net	–	(1)

Income from Continuing Operations Before Income Taxes and Minority Interest	11	8
Provision for Income Taxes	4	3

Income from Continuing Operations	7	5
Loss from Discontinued Operation	(1)	(1)
Cumulative Effect of Change in Accounting Principle	–	(19)

Net Income (Loss)	6%	(15)%

Kadant Inc.	2004 Annual Report

Revenues

Revenues increased to $191.5 million in 2003 from $177.1 million in 2002, an increase of $14.4 million, or 8%. Revenues in 2003 include the favorable effects of currency translation of $10.2 million, or 6%, due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

Pulp and Papermaking Systems.    Revenues for the Papermaking Systems segment increased to $185.7 million in 2003 compared with $171.1 million in 2002, an increase of $14.6 million, or 9%. The increase in revenues in 2003 includes a 6% increase from the favorable effect of currency translation.

Revenues at the Papermaking Systems segment by product line were as follows:

(In millions)	2003	2002	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Product Line:
Accessories	$60.8	$58.8	$2.0	$(1.9)
Stock-Preparation Equipment	93.9	82.0	11.9	6.2
Water-Management	29.5	28.9	0.6	(0.2)
Other	1.5	1.4	0.1	0.3

	$185.7	$171.1	$14.6	$4.4

Revenues from the segment’s stock-preparation equipment product line increased by $11.9 million, or 15%, in 2003 as a result of an 8% increase in internal growth and a 7% increase from the favorable effect of currency translation. The internal growth is entirely due to a $14.8 million increase in sales to China, offset in part by lower sales in Europe and North America due to continued market weakness. Revenues from the segment’s water-management product line increased $0.6 million, or 2%, in 2003, due to a 3% increase from the favorable effect of currency translation, and a 1% increase in sales from North America, which were offset by a 2% decrease in sales from Europe. Revenues from the segment’s accessories product line increased by $2.0 million, or 3%, in 2003, due to a 6% increase from the favorable effect of currency translation, offset by a 3% decrease in sales from North America and Europe as a result of machine shutdowns and mill closures caused by industry consolidation and capacity rationalization.

Fiber-based Products.    Revenues at our Fiber-based Products business decreased to $5.8 million in 2003 from $6.0 million in 2002, a decrease of $0.2 million, or 3%, due to a decrease in sales of our catbox filler product.

Gross Profit Margin

Gross profit margin for the years ending January 3, 2004 and December 28, 2002 were as follows:

	January 3, 2004	December 28, 2002
Gross Profit Margin:
Pulp and Papermaking Systems	39%	39%
Fiber-based Products	37%	38%

	39%	39%

Gross profit margin remained constant at 39% in 2003 and 2002. The gross profit margin at the Papermaking Systems segment remained constant at 39% in 2003 and 2002. The gross profit margin for Fiber-based Products decreased to 37% in 2003 from 38% in 2002, primarily due to the increase in the cost of natural gas used in the production of our fiber-based granules.

Kadant Inc.	2004 Annual Report

Operating Expenses

Selling, general, and administrative expenses were $50.4 million in 2003, up 8% compared to last year. This increase consists of an unfavorable foreign currency translation effect of 6% and internal selling, general, and administrative expense increases of 2%. Selling, general, and administrative expenses as a percentage of revenues remained constant at 26% in 2003 and 2002.

Research and development expenses as a percentage of revenues were 2% and 3% in 2003 and 2002, respectively.

Restructuring and Unusual Costs (Income)

During 2003, we recorded net restructuring costs and unusual income of $23 thousand. Restructuring costs of $0.6 million, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at our Papermaking Systems segment’s Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Annual savings from these actions, included primarily in cost of revenues, were approximately $0.4 million. Unusual income resulted from a gain of $0.6 million from the sale of property, for approximately $0.9 million in cash, at the same subsidiary (Note 7 to the consolidated financial statements).

During 2002, we recorded restructuring and unusual costs of $2.4 million. Restructuring costs of $1.1 million, which were accounted for in accordance with Emerging Issues Task Force Pronouncement No. 94-3, related to severance costs for 66 employees across all functions, primarily at the Papermaking Systems segment, all of whom were terminated as of December 28, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Unusual costs of $1.3 million include non-cash charges of $1.2 million for asset write-downs, consisting of $0.9 million for the impairment of a laboratory in Ohio held for sale at the Papermaking Systems segment and $0.3 million for the write-down of fixed assets held for sale at the Fiber-based Products business; and $0.1 million for related disposal and facility-closure costs (Note 7 to the consolidated financial statements).

Interest Income and Expense

Interest income decreased to $1.0 million in 2003 from $2.6 million in 2002, primarily due to lower average invested balances as well as lower prevailing interest rates. The decrease in average invested balances resulted primarily from the use of cash to repurchase and redeem our subordinated convertible debentures in 2002, offset in part by cash generated from operating activities in 2003 and proceeds received from our June 2002 public stock offering.

Interest expense decreased to $49 thousand in 2003 from $4.7 million in 2002 as a result of the repurchases and redemption of our subordinated convertible debentures in 2002.

Other Income

During 2003, in accordance with the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” transactions that we initially classified as extraordinary items, which included gains and losses from the early extinguishment of our 4 ½% subordinated convertible debentures, due July 15, 2004, are no longer treated as such, and were reclassified as “other income.” From January through September 2002, we repurchased $32.0 million principal amount of the debentures for $31.3 million in cash, plus accrued interest, resulting in a gain of $0.5 million, net of deferred debt charges. In December 2002, we redeemed the remaining $86.2 million outstanding principal amount of the debentures for 100% par value, plus accrued interest, resulting in a loss of $0.4 million from the write-off of the remaining deferred debt charges (Note 5 to the consolidated financial statements).

Kadant Inc.	2004 Annual Report

Income Taxes

Our effective tax rate was 38% in both 2003 and 2002. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

Minority Interest

Minority interest expense in 2003 and 2002 represents minority investors’ share of earnings in our majority-owned subsidiaries.

Income from Continuing Operations

Income from continuing operations increased to $13.1 million in 2003 from $8.3 million in 2002, an increase of $4.8 million, or 58%, due to the reasons outlined above.

Cumulative Effect of Change in Accounting Principle

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 30, 2001, and recorded a transitional goodwill impairment charge in our restated results in the first quarter of 2002, representing the cumulative effect of change in accounting principle of $32.8 million (consisting of $29.9 million at the Papermaking Systems segment and $2.9 million at the Fiber-based Products line), net of income tax benefit of $12.4 million (Note 13 to the consolidated financial statements).

Loss from Discontinued Operation

Loss from discontinued operation decreased to $1.3 million in 2003 from $2.3 million in 2002, a decrease of $1.0 million, or 44%, due primarily to a $1.1 million pretax write-down of fixed assets held for sale in 2002 (Note 8 to the consolidated financial statements).

Liquidity and Capital Resources

Consolidated working capital was $113.7 million at January 1, 2005, compared with $114.9 million at January 3, 2004. Included in working capital are cash and cash equivalents of $82.1 million at January 1, 2005, compared with $74.4 million at January 3, 2004. At January 1, 2005, $19.1 million of cash and cash equivalents was held by our foreign subsidiaries.

During 2004, cash of $12.9 million was provided by operating activities, compared with $25.6 million in 2003. The cash provided by operating activities in 2004 was primarily the result of $5.8 million of income from continuing operations, a non-cash charge of $3.6 million for depreciation and amortization expense, and an increase in provision for warranty obligations of $2.7 million, offset in part by a decrease in accounts payable, which used cash of $2.6 million.

Our investing activities used $3.2 million of cash in 2004, compared with $1.3 million in 2003. During 2004, we purchased property, plant, and equipment for $2.2 million, offset in part by proceeds of $1.3 million received from the sale of property, plant, and equipment.

Our financing activities used cash of $5.4 million in 2004, compared with providing cash of $4.5 million in 2003. During 2004, we purchased 509,000 shares of our common stock on the open market for $10.3 million. In addition, in 2004 we received proceeds of $5.5 million from the issuance of common stock in connection with our employee stock option and stock purchase plans, which was offset in part by the repayment of $0.6 million of long-term obligations.

During 2004, cash of $2 thousand was provided by the discontinued operation, compared with a use of cash of $4.5 million in 2003. The $2 thousand of cash generated in 2004 was primarily the result of a non-cash charge of $6.7 million for warranty expense and a $1.4 million decrease in inventory, offset in part by a $5.1 million loss from discontinued operation and a $2.1 million decrease in other current liabilities. The $4.5 million of cash used in 2003 was primarily the result of purchases of property, plant, and equipment of $2.0 million and a $3.7 million increase in inventory, offset in part by a non-cash charge of $1.9 million for warranty expense.

Kadant Inc.	2004 Annual Report

In May 2004, our board of directors authorized the repurchase of up to $30.0 million of our equity securities in the open market or in negotiated transactions through May 18, 2005. As of January 1, 2005, we had repurchased 460,400 shares of our common stock under this authorization for $9.4 million. Under a previous authorization, we repurchased an additional 48,600 shares of our common stock for $0.9 million in the second quarter of 2004.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). FAS 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for the exception in SFAS No. 109, “Accounting for Income Taxes,” to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through January 1, 2005, we have not provided U.S. income taxes on approximately $43.0 million of unremitted foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether we will ultimately utilize and benefit from the provisions of the Act depends on a number of factors, including the results of reviewing future Congressional guidance before a decision can be made. Until that time, we will make no change in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. We do not expect that this will have a material adverse effect on our current liquidity. Absent the repatriation incentive of the Act, we believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $1.9 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures during 2005 for property, plant, and equipment of approximately $4.0 million, including $1.5 million for a manufacturing and assembly facility in China to support our stock-preparation equipment business.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company’s known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of January 1, 2005, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 5 and 6 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations: (a)
Operating lease obligations	$1.8	$2.1	$0.3	$–	$4.2

Commercial Commitments: (b)
Letters of credit	8.3	3.2	–	–	11.5

Total (c)	$10.1	$5.3	$0.3	$–	$15.7

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this analysis.
(b)

In the ordinary course of business, we are required to issue limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate

Kadant Inc.	2004 Annual Report

reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(c)	This table excludes $10.0 million of accrued restructuring costs and $3.3 million of other long-term liabilities related primarily to pension plans, as these liabilities are not subject to fixed payment terms. We expect that the accrued restructuring costs will be paid in 2005.

Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity.

We do not have special-purpose entities nor do we use off-balance-sheet financing arrangements.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations and the amount of cash expended on capital expenditures, or on acquisitions, if any. We believe that our existing resources, together with the cash we expect to generate from continuing operations, are sufficient to meet the capital requirements of our current operations for the foreseeable future.

Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2005 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on the condition of the pulp and paper industry.

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. In recent years, the industry in certain geographic regions, notably North America, has been in a prolonged downcycle, resulting in depressed pulp and paper prices, decreased spending, mill closures, consolidations, and bankruptcies, all of which have adversely affected our business. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. These cyclical downturns can cause our sales to decline and adversely affect our profitability.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During 2004, approximately 58% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

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

Kadant Inc.	2004 Annual Report

A significant portion of our international sales has, and may in the future, come from China. An increase in revenues, as well as our planned operation of a manufacturing and assembly facility in China, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer’s specific requirements, involve increased credit risk due to payment terms that are applicable to doing business in China. In addition, the timing of these orders is often difficult to predict.

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

Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We do incur costs from time to time associated with potential acquisitions, which are deferred during the due diligence phase. Future operating results could be negatively impacted in any quarter in which we determine that a potential acquisition will not close and these associated costs are expensed. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. We may not be able to complete future acquisitions, integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions. In addition, we have previously acquired several companies and businesses. As a result of these acquisitions, we have recorded significant goodwill on our balance sheet, and in conjunction with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002, we recorded a transitional impairment charge upon the adoption of this standard. Any future impairment losses identified will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows depend, in part, on how well we have integrated these businesses.

Our inability to successfully complete the proposed restructuring of our Kadant Lamort subsidiary would have a negative effect on our future operating results.

In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring is intended to strengthen Kadant Lamort’s competitive position in the European paper industry. Under French law, the proposed restructuring requires consultation with Kadant Lamort’s workers’ council, which represents the employees, before implementation. The restructuring primarily includes the reduction of 136 full-time positions in France, and is expected to be implemented in 2005. Negotiations with the workers’ council are ongoing and Kadant Lamort has experienced intermittent work stoppages by employees protesting the proposed restructuring. We

Kadant Inc.	2004 Annual Report

expect that this subsidiary will continue to experience operating losses until these restructuring actions are completed. If we are unable to complete this restructuring, our future operating results would be negatively impacted.

We may not be successful in selling our composite building products business.

On October 27, 2004, our board of directors approved a plan to sell our composite building products business (the “composites business”). We cannot predict on what terms we may sell the business or if we will be successful in selling this business at all. There are certain liabilities associated with our composites business, such as warranty obligations, which we will likely not be able to transfer to a future buyer. If we are not able to transfer these liabilities with the sale, it could have a material adverse effect on our results of operations. Under applicable accounting rules, the results of the composites business will be reported as a discontinued operation; however, we will continue to report these results in our consolidated financial statements. For as long as we continue to own the composite building products business, our consolidated performance will continue to be subject to the risks and uncertainties related to that business, which are identified in the following Risk Factors.

Our performance in the market for composite building products will depend on our ability to manufacture and distribute our composite building products.

Development, formulation, manufacturing, and commercialization of our composite building products require significant testing and technical expertise and our efforts may not be successful. Growth of our composite building products business requires ongoing market acceptance. Our composite building products business is subject to intense competition, particularly in the decking market, from traditional wood products and other composite lumber manufacturers, many of whom have greater financial, technical, and marketing resources than we do. As a result, we may be unable to compete successfully in this market. We have limited experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we have in the past and may continue to encounter difficulties in connection with any large-scale manufacturing or commercialization of these products. Our capacity may not be sufficient to meet demand without significant additional investment. In addition, the majority of our production is dependent upon a single piece of equipment. If that equipment were to fail for an extended period of time, it would have a material adverse effect on our revenues from this business in that period. We rely on distributors in the building products industry to market, distribute, and sell our products. We may be unable to produce our products in sufficient quantity to interest or retain these distributors or to add new distributors. In addition, the announcement of our proposed sale of the composites business and warranty issues may impact our relationships with our existing and proposed new distributors and may cause them to reduce their purchases of our products. If we are unable to distribute our products effectively, our revenues will decline and we will have to incur additional expenses to market these products directly.

The failure of our composite building products to perform over long periods of time could result in potential liabilities.

Our composite building products are relatively new, have not been on the market for long periods of time, and may be used in applications about which we may have little knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could adversely affect our operating results. In 2003 and 2004, we experienced a significant increase in warranty claims and warranty expense related to our composite decking products including, but not limited to, contraction of certain deck boards and excessive oxidation that affects the integrity of the plastic used in some of our decking products. Included in the increased warranty expense is the cost of exchanging material held by our distributors with new material that, we believe, is not susceptible to this oxidation issue, and our best estimate of costs related to future potential valid claims arising from installed product. Although we increased the warranty provisions accordingly, we cannot guarantee that the reserves established will be sufficient if we incur warranty claims higher than

Kadant Inc.	2004 Annual Report

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

Demand for our composite building products is affected by several factors beyond our control, including economic conditions. Recent demand for our products has been driven, in part, by the availability of low-interest mortgage and home equity loans. A further increase in interest rates or tightened credit could adversely affect demand for home remodeling projects, including demand for our products.

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

We are dependent on a single paper mill for the fiber used in the manufacture of our fiber-based granules and composite building products. This mill has the exclusive right to supply the papermaking byproducts used in the manufacturing process. Although we believe our relationship with the mill is good, the mill could decide not to renew its contract with us at the end of 2005, or may not agree to renew on commercially reasonable terms. If this were to occur, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and might prevent prices for our products from being competitive.

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

Kadant Inc.	2004 Annual Report

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

Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104;
–	adverse changes in demand for and market acceptance of our products;
–	competitive pressures resulting in lower sales prices of our products;
–	adverse changes in the pulp and paper industry;
–	delays or problems in our introduction of new products;
–	our competitors’ announcements of new products, services, or technological innovations;
–	contractual liabilities incurred by us related to guarantees of our product performance;

Kadant Inc.	2004 Annual Report

–	increased costs of raw materials or supplies, including the cost of energy; and
–	changes in the timing of product orders.

Anti-takeover provisions in our charter documents, under Delaware law, and in our shareholder rights plan could prevent or delay transactions that our shareholders may favor.

Provisions of our charter and bylaws may discourage, delay, or prevent a merger or acquisition that our shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. For example, these provisions:

–	authorize the issuance of “blank check” preferred stock without any need for action by shareholders;
–	provide for a classified board of directors with staggered three-year terms;
–	require supermajority shareholder voting to effect various amendments to our charter and bylaws;
–	eliminate the ability of our shareholders to call special meetings of shareholders;
–	prohibit shareholder action by written consent; and
–	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

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

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in a negative impact on our net income of $0.1 million in both 2004 and 2003.

Currency Exchange Rates

We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros,

Kadant Inc.	2004 Annual Report

British pounds sterling, Mexican pesos, and Canadian dollars. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ investment. A 10% depreciation in functional currencies at year-end 2004 and 2003, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $5.0 million and $7.1 million, respectively.

The fair value of forward foreign exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward foreign exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% depreciation in year-end 2004 and 2003 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward foreign exchange contracts of $0.3 million in 2004 and no impact in 2003. Since we use forward foreign exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward foreign currency exchange contracts resulting from changes in foreign currency exchange rates would be offset by corresponding changes in the fair value of the hedged items.

Item 8.    Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2005. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of January 1, 2005, our Chief Executive Officer and Chief Financial Officer concluded that as of January 1, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Controls over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has determined that, during the fourth quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Kadant Inc.	2004 Annual Report

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, our management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of January 1, 2005 our internal control over financial reporting is effective based on the criteria issued by COSO.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accountants, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting which is included herein on page F-3.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information concerning directors is included under the heading “Election of Directors” in our 2005 proxy statement for our 2005 Annual Meeting of Shareholders and is incorporated in this Report by reference. The information concerning executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

The information required under Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 proxy statement and is incorporated in this Report by reference.

The information required under Item 406 of Regulation S-K is included under the heading “Code of Ethics” in our 2005 proxy statement and is incorporated in this Report by reference.

Item 11.    Executive Compensation

This information is included under the heading “Executive Compensation” in our 2005 proxy statement and is incorporated in this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information is included under the heading “Stock Ownership” in our 2005 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2004 Annual Report

The following table provides information about the securities authorized for issuance under our equity compensation plans as of January 1, 2005:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,420,665	(1)	$17.17	(1)	558,115	(2)
Equity compensation plans not approved by security holders (3)	350,707		$13.23		39,502

Total	1,771,372	(1)	$16.39	(1)	597,617	(2)

(1)	Excludes an aggregate of 278,725 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(2)	Includes 278,725 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan.
(3)	The material features of our 2001 employee equity incentive plan are described in Part IV, Item 15, Financial Statement Schedules, Note 2, which begins on page F-1 of this Report.

Item 13.    Certain Relationships and Related Transactions

This information is included under the heading “Certain Relationships and Related Transactions” in our 2005 proxy statement and is incorporated in this Report by reference.

Item 14.    Principal Accountant Fees and Services

This information is included under the heading “Independent Auditors” in our 2005 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2004 Annual Report

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

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

(3)	Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index on page 33. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005	KADANT INC.

By: /s/ William A. Rainville William A. Rainville Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 16, 2005.

Signature	Title

By: /s/ WILLIAM A. RAINVILLE William A. Rainville	Chairman of the Board, Chief Executive Officer, and President

By: /s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Executive Vice President, Chief Financial Officer

By: /s/ MICHAEL J. MCKENNEY Michael J. McKenney	Vice President, Finance (Chief Accounting Officer)

By: /s/ JOHN M. ALBERTINE John M. Albertine	Director

By: /s/ JOHN K. ALLEN John K. Allen	Director

By: /s/ FRANCIS L. MCKONE Francis L. McKone	Director

By: /s/ JOAQUIM S.S. RIBEIRO Joaquim S.S. Ribeiro	Director

Exhibit Index

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

4.1		Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on July 17, 2001, and incorporated in this document by reference).

10.1	*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2	*	Form of Executive Retention Agreement between the Registrant and its executive officers – each executive officer has a two-year agreement, except Mr. William A. Rainville, who has a three-year agreement, and Mr. Michael J. McKenney, who has a one-year agreement (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.3		Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.4		First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.5		Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.6	*	Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.7	*	Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.8	*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

10.9	*	Amended and Restated Directors’ Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number		Description of Exhibit

10.10	*	Amended and Restated Directors Restricted Stock Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 [File No. 1-11406] and incorporated in this document by reference).

10.11	*	2001 Employee Equity Incentive Plan of the Registrant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.12	*	Form of Nonqualified Stock Option Agreement for employees and executive officers.

10.13	*	Summary of Non-employee Director Compensation.

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 5d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32		Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management	contract or compensatory plan or arrangement.

Kadant Inc.

Annual Report on Form 10-K

Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Consolidated Statement of Operations for the years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-4

Consolidated Balance Sheet as of January 1, 2005 and January 3, 2004	F-5

Consolidated Statement of Cash Flows for the years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-6

Consolidated Statement of Comprehensive Income (Loss) and Shareholders’ Investment for the years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-7

Notes to Consolidated Financial Statements	F-8

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a):

Page

Schedule II – Valuation and Qualifying Accounts	F-34

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheet of Kadant Inc. as of January 1, 2005, and January 3, 2004, and the related consolidated statements of operations, comprehensive income (loss) and shareholders’ investment, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. at January 1, 2005, and January 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kadant Inc.’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our Report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2005

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kadant Inc. maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Kadant Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kadant Inc. as of January 1, 2005, and January 3, 2004, and the related consolidated statements of operations, comprehensive income (loss) and shareholders’ investment, and cash flows for each of the three years in the period ended January 1, 2005 of Kadant Inc. and our Report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2005

Kadant Inc.	2004 Financial Statements

Consolidated Statement of Operations

(In thousands, except per share amounts)	2004	2003	2002
Revenues (Note 10)	$194,966	$191,507	$177,113

Costs and Operating Expenses:
Cost of revenues	119,200	116,539	108,080
Selling, general, and administrative expenses	56,334	50,402	46,843
Research and development expenses	3,077	4,268	4,378
Restructuring and unusual costs (income) (Note 7)	9,515	(23)	2,411

	188,126	171,186	161,712

Operating Income	6,840	20,321	15,401
Interest Income	1,468	965	2,556
Interest Expense (Note 5)	(23)	(49)	(4,666)
Other Income (Note 5)	–	–	50

Income from Continuing Operations Before Provision for Income Taxes, Minority Interest Expense, and Cumulative Effect of Change in Accounting Principle	8,285	21,237	13,341
Provision for Income Taxes (Note 4)	2,524	8,070	5,057
Minority Interest Expense	8	44	4

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	5,753	13,123	8,280
Loss from Discontinued Operation (net of income tax benefit of $2,966, $800, and $1,419 in 2004, 2003, and 2002, respectively; Note 8)	(5,099)	(1,306)	(2,326)

Income Before Cumulative Effect of Change in Accounting Principle	654	11,817	5,954
Cumulative Effect of Change in Accounting Principle (net of income tax benefit of $12,420; Note 13)	–	–	(32,756)

Net Income (Loss)	$654	$11,817	$(26,802)

Basic Earnings (Loss) per Share (Note 11)
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$.41	$.96	$.64
Discontinued Operation	(.36)	(.09)	(.18)
Cumulative Effect of Change in Accounting Principle	–	–	(2.53)

Net Income (Loss)	$.05	$.87	$(2.07)

Diluted Earnings (Loss) per Share (Note 11)
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$.40	$.94	$.63
Discontinued Operation	(.35)	(.09)	(.18)
Cumulative Effect of Change in Accounting Principle	–	–	(2.49)

Net Income (Loss)	$.05	$.85	$(2.04)

Weighted Average Shares (Note 11)
Basic	14,071	13,659	12,945

Diluted	14,398	13,959	13,109

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2004 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$82,089	$74,412
Accounts receivable, less allowances of $1,678 and $1,650	30,022	31,320
Unbilled contract costs and fees	10,258	10,755
Inventories	27,316	27,808
Deferred tax asset (Note 4)	6,691	6,789
Other current assets	6,703	3,165
Assets of discontinued operation (Note 8)	15,650	15,278

Total Current Assets	178,729	169,527

Property, Plant, and Equipment, at Cost, Net	17,064	18,531

Other Assets (Notes 2 and 4)	15,036	10,119

Goodwill (Note 13)	74,408	73,536

Total Assets	$285,237	$271,713

Liabilities and Shareholders’ Investment
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$–	$598
Accounts payable	21,327	23,008
Accrued payroll and employee benefits	11,261	11,036
Accrued restructuring costs (Note 7)	10,026	200
Accrued warranty costs	3,582	3,661
Other current liabilities	11,305	13,027
Liabilities of discontinued operation (Note 8)	7,578	3,062

Total Current Liabilities	65,079	54,592

Deferred Income Taxes (Note 4)	4,370	1,834

Other Long-Term Liabilities (Note 2)	3,327	3,178

Minority Interest	–	351

Commitments and Contingencies (Note 6)
Shareholders’ Investment (Notes 2 and 3):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520 and 14,309,892 shares issued	146	143
Capital in excess of par value	98,450	94,454
Retained earnings	129,173	128,519
Treasury stock at cost, 689,407 and 208,226 shares	(18,158)	(8,788)
Deferred compensation	(50)	(31)
Accumulated other comprehensive items (Note 12)	2,900	(2,539)

	212,461	211,758

Total Liabilities and Shareholders’ Investment	$285,237	$271,713

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2004 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2004	2003	2002
Operating Activities
Net income (loss)	$654	$11,817	$(26,802)
Loss from discontinued operation (Note 8)	5,099	1,306	2,326

Income (loss) from continuing operations	5,753	13,123	(24,476)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of income tax benefit (Note 13)	–	–	32,756
Depreciation and amortization	3,604	3,954	4,180
Provision for (reversal of) losses on accounts receivable	656	(342)	810
Minority interest expense	8	44	4
Gain on sale of property, plant, and equipment	(149)	(674)	(259)
Non-cash restructuring and unusual costs (Note 7)	–	–	1,264
Deferred income tax expense (Note 4)	199	2,899	499
Other items	363	834	1,124
Changes in current accounts:
Accounts receivable	453	2,701	9,060
Unbilled contract costs and fees	921	(4,322)	4,821
Inventories	1,665	2,276	6,149
Other current assets	397	(632)	(631)
Accounts payable	(2,630)	4,058	(1,907)
Other current liabilities	1,693	1,644	(5,305)

Net cash provided by operating activities	12,933	25,563	28,089

Investing Activities
Acquisition of minority interest in subsidiary	(318)	–	(1,363)
Proceeds from maturities of available-for-sale investments	–	–	16,625
Purchases of property, plant, and equipment	(2,189)	(2,006)	(1,698)
Proceeds from sale of property, plant, and equipment	1,306	1,000	502
Proceeds from repayment of notes receivable	–	–	200
Other	(2,006)	(255)	(364)

Net cash (used in) provided by investing activities	(3,207)	(1,261)	13,902

Financing Activities
Redemption of subsidiary common stock	–	–	(1,461)
Purchases of Company subordinated convertible debentures (Note 5)	–	–	(117,545)
Purchase of Company common stock	(10,261)	–	–
Net proceeds from issuance of Company common stock in public offering (Note 3)	–	–	17,655
Net proceeds from issuance of Company and subsidiary common stock (Note 2)	5,493	5,108	516
Repayment of long-term obligations (Note 5)	(598)	(567)	(537)

Net cash (used in) provided by financing activities	(5,366)	4,541	(101,372)

Exchange Rate Effect on Cash	3,315	5,671	3,734

Net Cash Provided by (Used in) Discontinued Operation	2	(4,475)	(2,752)

Increase (Decrease) in Cash and Cash Equivalents	7,677	30,039	(58,399)
Cash and Cash Equivalents at Beginning of Year	74,412	44,373	102,772

Cash and Cash Equivalents at End of Year	$82,089	$74,412	$44,373

Cash Paid For
Interest	$37	$61	$6,853
Income taxes	$2,411	$4,870	$4,978

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2004 Financial Statements

Consolidated Statement of Comprehensive Income (Loss) and

Shareholders’ Investment

(In thousands)	2004	2003	2002
Comprehensive Income (Loss)
Net Income (Loss)	$654	$11,817	$(26,802)

Other Comprehensive Items (Note 12):
Foreign currency translation adjustment	5,326	10,843	6,528
Deferred gain (loss) on foreign currency contracts	113	(158)	201

	5,439	10,685	6,729

	$6,093	$22,502	$(20,073)

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning of year	$143	$140	$127
Issuance of Company common stock (Note 3)	–	–	13
Activity under employees’ and directors’ stock plans	3	3	–

Balance at end of year	146	143	140

Capital in Excess of Par Value:
Balance at beginning of year	94,454	98,567	81,229
Issuance of Company common stock (Note 3)	–	–	17,642
Activity under employees’ and directors’ stock plans	3,288	(5,374)	(304)
Tax benefit related to employees’ and directors’ stock plans	708	1,261	–

Balance at end of year	98,450	94,454	98,567

Retained Earnings:
Balance at beginning of year	128,519	116,702	143,504
Net income (loss)	654	11,817	(26,802)

Balance at end of year	129,173	128,519	116,702

Treasury Stock, at Cost:
Balance at beginning of year	(8,788)	(20,901)	(21,345)
Purchases of Company common stock	(10,261)	–	–
Activity under employees’ and directors’ stock plans	891	12,113	444

Balance at end of year	(18,158)	(8,788)	(20,901)

Deferred Compensation:
Balance at beginning of year	(31)	(27)	(5)
Issuance of restricted stock under directors’ stock plans (Note 2)	(200)	(122)	(106)
Amortization of deferred compensation	181	118	84

Balance at end of year	(50)	(31)	(27)

Accumulated Other Comprehensive Items (Note 12):
Balance at beginning of year	(2,539)	(13,224)	(19,953)
Other comprehensive items	5,439	10,685	6,729

Balance at end of year	2,900	(2,539)	(13,224)

	$212,461	$211,758	$181,257

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc.’s (the Company) continuing operations include one operating segment, Pulp and Papermaking Systems (Papermaking Systems), and a separate product line, Fiber-based Products. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products for the global papermaking and paper recycling industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Through its Fiber-based Products line, the Company manufactures and sells granules derived from pulp fiber primarily for use as agricultural carriers and for home lawn and garden applications.

On October 27, 2004, the Company’s board of directors approved a plan and management committed to sell its composite building products business (composites business) after making a determination that the business no longer aligns with the Company’s long-term strategy. The Company intends to sell the composites business as a going concern and is working with an investment banking group to sell this business. The Company plans to sell the composites business within the next year at a price that is reasonable compared to its carrying value. The composites business has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

Company History and Former Relationship with Thermo Electron Corporation

The Company was incorporated in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, the Company completed an initial public offering of a portion of its common stock. On July 12, 2001, the Company changed its name to Kadant Inc. from Thermo Fibertek Inc. Thermo Electron disposed of its remaining equity interest in the Company by means of a dividend to Thermo Electron shareholders on August 8, 2001 (Spinoff Date). On May 14, 2003, the Company began trading on the New York Stock Exchange under the ticker symbol “KAI.” Previously, the Company’s common stock traded on the American Stock Exchange under the same symbol.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company has adopted a fiscal year ending the Saturday nearest December 31. References to 2004, 2003, and 2002 are for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively. The Company’s Kadant Lamort subsidiary, based in France, has a fiscal year ending on November 30 to allow sufficient time for the Company to consolidate the financial statements of that business.

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

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition, accounts receivable, inventories, warranty obligations, and the valuation of intangible assets and goodwill. A discussion on the application of these and other accounting policies is included in Note 1.

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

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method. Revenues recorded under the percentage-of-completion method were $43,742,000 in 2004, $49,256,000 in 2003, and $35,403,000 in 2002. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.

Warranty Obligations

The Company provides for the estimated cost of product warranties, primarily using historical information and repair costs at the time product revenue is recognized. In the Papermaking Systems segment, the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company’s estimates,

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

revisions to the estimated warranty liability would be required. The changes in the carrying amount of product warranties are as follows:

(In thousands)	2004	2003
Balance at Beginning of Year	$3,661	$4,224
Provision charged to income	2,663	1,992
Usage	(2,946)	(2,913)
Other, net (a)	204	358

Balance at End of Year	$3,582	$3,661

(a) Represents the effects of currency translation.

See Note 8 for warranty information related to the discontinued operation.

Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation Expense

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans (Note 2). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ investment.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” the Company has elected to continue to apply APB Opinion No. 25 to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company’s financial results would have been as follows:

(In thousands, except per share amounts)	2004	2003	2002
Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$5,753	$13,123	$8,280
Loss from Discontinued Operation	(5,099)	(1,306)	(2,326)

Income Before Cumulative Effect of Change in Accounting Principle	654	11,817	5,954
Cumulative Effect of Change in Accounting Principle	–	–	(32,756)

Net Income (Loss) As Reported	654	11,817	(26,802)
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(2,173)	(2,043)	(1,389)

Pro forma net income (loss)	$(1,519)	$9,774	$(28,191)

Basic Earnings (Loss) per Share:
As reported:
Income from continuing operations before cumulative effect of change in accounting principle	$.41	$.96	$.64
Net income (loss)	$.05	$.87	$(2.07)
Pro forma:
Income from continuing operations before cumulative effect of change in accounting principle	$.25	$.81	$.53
Net income (loss)	$(.11)	$.72	$(2.18)

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

(In thousands, except per share amounts)	2004	2003	2002
Diluted Earnings (Loss) per Share:
As reported:
Income from continuing operations before cumulative effect of change in accounting principle	$.40	$.94	$.63
Net income (loss)	$.05	$.85	$(2.04)
Pro forma:
Income from continuing operations before cumulative effect of change in accounting principle	$.25	$.79	$.53
Net income (loss)	$(.11)	$.70	$(2.15)

The weighted average fair value per share of options granted was $8.38 and $8.19 in 2004 and 2002, respectively. There were no options granted in 2003. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming an expected dividend yield of zero with the following weighted-average assumptions:

	2004	2002
Volatility	44%	46%
Risk-Free Interest Rate	2.7%	4.3%
Expected Life of Options	5 years	7 years

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

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109) the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

Prior to the spinoff from Thermo Electron, the Company and Thermo Electron were parties to a tax allocation agreement under which the Company and its subsidiaries, except its foreign operations, its Fiberprep subsidiary, and in 2000, its Kadant Composites Inc. subsidiary, were included in the consolidated federal and certain state income tax returns filed by Thermo Electron. The tax allocation agreement provided that, in years in which these entities had taxable income, the Company would pay to Thermo Electron amounts comparable to the taxes it would have paid if the Company had filed separate tax returns. The tax allocation agreement terminated as of the Spinoff Date, at which time the Company and Thermo Electron entered into a tax matters agreement.

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

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

distribution to Thermo Electron shareholders of shares of the Company’s common stock or of Viasys Healthcare Inc. (another Thermo Electron spinoff) common stock to continue to qualify as a tax-free spinoff under Section 355 of the Internal Revenue Code as a result of certain actions that the Company takes following the distribution. Thermo Electron has agreed to indemnify the Company against taxes resulting from the conduct of Thermo Electron’s business prior to and following the distribution, or from the failure of the distribution of shares of the Company’s common stock to Thermo Electron shareholders to continue to qualify as a tax-free spinoff other than as a result of some actions that the Company may take following the distribution. Although not anticipated, if any of the Company’s post-distribution activities cause the distribution to become taxable, the Company could incur liability to Thermo Electron and/or various taxing authorities, which could adversely affect the Company’s results of operations, financial position, and cash flows.

Earnings (Loss) per Share

Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Except where the effect would have been antidilutive to income from continuing operations, diluted earnings (loss) per share have been computed assuming the exercise of stock options, as well as their related income tax effects. The conversion of the Company’s convertible obligations and the elimination of the related interest expense was antidilutive in 2002.

Stock Split

All share and per share information, including the conversion price of the Company’s subordinated convertible debentures in 2002, has been restated to reflect a one-for-five reverse stock split of the Company’s common stock, effective July 12, 2001.

Cash and Cash Equivalents

At year-end 2004 and 2003, the Company’s cash equivalents included investments in money market funds and other marketable securities of its domestic and foreign subsidiaries, which had maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates market value.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out, or weighted average basis) or market value and include materials, labor, and manufacturing overhead. The components of inventories are as follows:

(In thousands)	2004	2003
Raw Materials and Supplies	$12,849	$12,363
Work in Process	6,047	7,348
Finished Goods (includes $611 and $860 at customer locations)	8,420	8,097

	$27,316	$27,808

The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value.

Property, Plant, and Equipment

The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line

Kadant Inc.	2004 Financial Statements

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

(In thousands)	2004	2003
Land	$2,769	$3,025
Buildings	20,341	20,428
Machinery, Equipment, and Leasehold Improvements	45,114	44,169

	68,224	67,622
Less: Accumulated Depreciation and Amortization	51,160	49,091

	$17,064	$18,531

Depreciation and amortization expense was $2,931,000, $3,281,000, and $3,528,000 in 2004, 2003, and 2002, respectively.

Other Assets

Other assets in the accompanying balance sheet includes intangible assets, deferred charges, and deferred tax assets. Intangible assets includes the costs of patents, acquired intellectual property, and noncompete agreements entered into in connection with acquisitions, which are amortized using the straight-line method over periods of up to 12, 15, and 10 years, respectively. Acquired intangible assets are as follows:

(In thousands)	Gross	Accumulated Amortization	Net
January 1, 2005
Patents	$1,000	$(708)	$292
Noncompete agreements	3,079	(2,351)	728
Acquired intellectual property	4,217	(1,543)	2,674

	$8,296	$(4,602)	$3,694

January 3, 2004
Patents	$1,000	$(625)	$375
Noncompete agreements	3,079	(2,035)	1,044
Acquired intellectual property	4,217	(1,269)	2,948

	$8,296	$(3,929)	$4,367

Amortization of acquired intangible assets was $673,000 in 2004 and 2003, and $652,000 in 2002. The estimated future amortization expense of acquired intangible assets is $660,000 in 2005; $657,000 in 2006; $482,000 in 2007; $316,000 in 2008; $274,000 in 2009; and $1,305,000 in 2010 and thereafter.

Impairment of Long-Lived Assets Other Than Goodwill

The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

As outlined in Note 8 to the consolidated financial statements, the Company experienced warranty issues in its composites business, associated primarily with increased warranty claims, which affected its profitability in 2003 and 2004, with the most significant impact on profitability occurring in the third quarter of 2004. As a result of the increase in warranty claims and in accordance with SFAS No. 144, the Company evaluated its long-lived assets for impairment as of January 3, 2004 and October 2, 2004, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The Company updated this impairment assessment as of January 1, 2005, based on the most current information available. No impairment was indicated based on these assessments.

Goodwill and Other Intangible Assets

The Company evaluates the recoverability of goodwill and other intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. The Company completed its annual impairment test in the fourth quarter of 2004 using the estimates from its long-range forecasts. No adjustment was required to the carrying value of its goodwill or other intangible assets based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on current and anticipated cost structures. In accordance with the SFAS No. 142 transition procedures, the Company recorded a goodwill impairment charge in 2002 for the cumulative effect of change in accounting principle of $32,756,000, net of income tax benefit of $12,420,000, upon the adoption of SFAS No. 142, as further described in Note 13.

Foreign Currency

All assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for each quarter in accordance with SFAS No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ investment (Note 12). Foreign currency transaction gains and losses are included in the accompanying statement of operations and are not material for the three years presented.

Forward Contracts

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value to earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company records to earnings immediately the extent to which a hedge is not effective in achieving offsetting changes in fair value.

The Company uses forward currency exchange contracts primarily to hedge certain operational (“cash flow” hedges) and balance sheet (“fair value” hedges) exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of the Company’s operations and assets that are denominated in

Kadant Inc.	2004 Financial Statements

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

The Company records its currency exchange contracts at fair value in its consolidated balance sheet as other current assets or other current liabilities and, for cash flow hedges, the related gains or losses on these contracts are deferred as a component of other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. Unrealized gains and losses resulting from the impact of currency exchange rate movements on fair value hedges are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The fair value of these contracts at year-end 2004 and 2003, and the net impact of the related gains and losses on its results of operations, including the effect of the underlying hedged items, were not material in any period presented.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51,” which addresses consolidation by business enterprises of variable interest entities (VIEs). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Company does not have interests in special purpose entities and the adoption of the provisions of FIN 46 and the Revised Interpretations in the first quarter of 2004 did not have an effect on its consolidated financial statements.

Share-Based Payment

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, companies must determine the appropriate fair value model to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Management is evaluating the requirements of SFAS 123R. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Reclassification

Certain reclassifications have been made to the prior years’ presentations to conform to the 2004 presentation.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

2.    Employee Benefit Plans

Stock-Based Compensation Plans

General

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Outstanding options granted under these plans prior to 2001 are nonqualified options that are exercisable immediately, but are subject to provisions similar to vesting that restrict transfer and afford the Company the right to repurchase the shares at the exercise price upon certain events. The restrictions and repurchase rights for these options generally lapse over five to ten years and the terms of the options may range from five to twelve years. Options granted under these plans starting in 2001 and after are nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse.

The Company also had a separate stock option plan for directors, which was terminated in April 2002, that provided for the annual grant of stock options to outside directors on the date of the Company’s annual meeting of shareholders. Options outstanding under this plan are immediately exercisable and expire three years after the date of grant.

Restricted Stock

In April 2004 and 2003, the Company awarded 10,000 shares and 7,500 shares, respectively, of its restricted common stock to its outside directors pursuant to its amended and restated Director’s Restricted Stock Plan. The shares had aggregate values of $200,000 and $122,000, respectively, and are restricted from resale for five years from the date of award.

The Company has recorded the fair value of the restricted stock awards as deferred compensation in the accompanying consolidated balance sheet, and amortizes these amounts over the vesting period.

Stock Options

The Company had 319,000 options available for grant under these plans at January 1, 2005. A summary of the Company’s stock option activity is as follows:

	2004		2003		2002
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding, Beginning of Year	2,135	$16.52	2,736	$16.26	2,299	$16.87
Granted	8	19.84	–	–	595	15.26
Exercised	(297)	12.50	(499)	12.12	(4)	12.66
Forfeited	(75)	35.95	(102)	31.18	(154)	21.62

Options Outstanding, End of Year	1,771	$16.39	2,135	$16.52	2,736	$16.26

Options Exercisable	1,565	$16.52	1,404	$17.76	1,327	$18.67

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

2.    Employee Benefit Plans (continued)

A summary of the status of the Company’s stock options at January 1, 2005, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 4.38 – $ 16.00	1,535	3.8 years	$13.58	1,337	3.8 years	$13.33
18.05 – 29.15	100	2.8 years	24.41	92	2.5 years	24.83
30.75 – 57.25	134	2.4 years	41.35	134	2.4 years	41.35
93.33 – 110.80	2	3.0 years	103.68	2	3.0 years	103.68

$ 4.38 – $110.80	1,771	3.7 years	$16.39	1,565	3.6 years	$16.52

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2004, 2003, and 2002 plan years, the Company issued 15,152 shares, 20,179 shares, and 20,006 shares (issued in fiscal 2003), respectively, of its common stock under this plan.

401(k) Savings Plan

The majority of the Company’s U.S. subsidiaries participate in the Company’s 401(k) retirement savings plan. Contributions to the plan are made by both the employee and the Company. Company contributions are based upon the level of employee contributions. The Company contributed and charged to expense $634,000, $595,000, and $628,000 related to the 401(k) plan in 2004, 2003, and 2002, respectively.

Profit-Sharing Plan

One of the Company’s U.S. subsidiaries has adopted a profit-sharing plan under which the Company annually contributes approximately 10% of the subsidiary’s net income before profit-sharing expense. All contributions are immediately vested. In addition, one of the Company’s foreign subsidiaries maintains a state-mandated profit-sharing plan. Under this plan, the Company contributes up to 11% of the subsidiary’s net profit after taxes, reduced by 5% of its shareholders’ investment. For these plans, the Company contributed and charged to expense $431,000, $359,000, and $487,000 in 2004, 2003, and 2002, respectively.

Defined Benefit Pension Plan

One of the Company’s U.S. subsidiaries has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The same subsidiary has a post-retirement welfare benefits plan (included in the table below in “Other Benefits”). No future retirees are eligible for the post-retirement welfare benefits plan, and the plan includes a limit on the subsidiary’s contributions. The Company’s Kadant Lamort subsidiary sponsors a defined benefit pension plan, which is included in the table below in “Other Benefits.” Benefits under this plan are based on years of service and projected employee compensation.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

2.    Employee Benefit Plans (continued)

The following table summarizes the change in the benefit obligation; the change in plan assets; the funded status; and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$16,266	$15,340	$2,802	$3,021
Service cost	640	625	107	98
Interest cost	967	1,026	144	158
Amendments and plan change	–	–	–	(563)
Actuarial loss (gain)	2	(24)	303	(60)
Benefits paid	(631)	(701)	(278)	(149)
Effect of currency translation	–	–	231	297

Benefit obligation at end of year	$17,244	$16,266	$3,309	$2,802

Change in Plan Assets:
Fair value of plan assets at beginning of year	$16,470	$14,804	$–	$–
Actual return on plan assets	1,035	2,367	–	–
Employer contribution	–	–	278	149
Benefits paid	(631)	(701)	(278)	(149)

Fair value of plan assets at end of year	$16,874	$16,470	$–	$–

Funded (unfunded) status	$(370)	$204	$(3,309)	$(2,802)
Unrecognized net actuarial loss	1,797	1,460	689	422
Unrecognized prior service cost (income)	106	153	(463)	(520)
Effect of currency translation	–	–	16	–

Net amount recognized	$1,533	$1,817	$(3,067)	$(2,900)

Amounts Recognized in the Balance Sheet Consist of:

Prepaid benefit cost	$1,533	$1,817	$–	$–
Accrued benefit cost	–	–	(3,067)	(2,900)

Net amount recognized	$1,533	$1,817	$(3,067)	$(2,900)

Accumulated benefit obligation as of year-end	$14,530	$13,611	$2,018	$1,512

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

Discount rate	6.00%	6.25%	4.95%	4.28%
Rate of compensation increase	4.00%	4.00%	2.50%	1.50%

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

2.    Employee Benefit Plans (continued)

	Pension Benefits			Other Benefits
(In thousands)	2004	2003	2002	2004	2003	2002(1)
Components of Net Periodic Benefit Cost:
Service cost	$640	$625	$623	$107	$98	$–
Interest cost	967	1,026	1,013	144	158	95
Expected return on plan assets	(1,370)	(1,268)	(1,584)	–	–	–
Recognized net actuarial loss	–	48	–	36	40	14
Amortization of prior service cost (income)	47	46	45	(58)	(41)	–

Net periodic benefit cost	$284	$477	$97	$229	$255	$109

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002(1)
Discount rate	6.25%	6.75%	7.25%	4.82%	5.21%	7.25%
Expected long-term return on plan assets	8.50%	8.75%	9.25%	–	–	–
Rate of compensation increase	4.00%	5.00%	5.50%	2.50%	1.50%	–

(1)	Excludes the 2002 information associated with the Kadant Lamort pension plan.

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

Assumed healthcare cost trend rates* as of year-end were as follows:

	2004	2003
Healthcare cost trend rate assumed for next year	11.00%	13.00%
Ultimate healthcare cost trend rate	0.00%	0.00%
Year that the assumed rate reaches ultimate rate	2012	2012

*	See Information and Assumptions for the Post-Retirement Welfare Benefits Plan at the end of this footnote for more detail.

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components	$–	$–
Effect on post-retirement benefit obligation	$6	$(5)

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

2.    Employee Benefit Plans (continued)

Plan Assets

For the pension plan, the weighted-average asset allocation at January 1, 2005, and January 3, 2004, by asset category, are as follows:

Asset Category	2004	2003
Equity securities	55%	64%
Debt securities	35%	31%
Other	10%	5%

Total	100%	100%

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

The primary objective for the plan is to provide long-term capital appreciation through investment in equity and debt securities. The following target asset allocation has been established for the plan:

Asset Category	Minimum	Neutral	Maximum
Equity securities	40%	50%	60%
Debt securities	30%	40%	50%
Other	5%	10%	15%

Total		100%

All equity securities must be drawn from recognized securities exchanges. Debt securities must be weighted to reflect a portfolio average maturity of not more than ten years, with average benchmark duration of five years. The credit quality must equal or exceed high investment grade quality (“BAA” or better).

Cash Flows

Contributions

No cash contributions other than funding current benefit payments are expected for the pensions or post-retirement welfare benefits plan in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2004.

(In thousands)	Pension Benefits	Other Benefits
2005	$718	$355
2006	785	284
2007	903	280
2008	910	375
2009	937	333
2010-2014	5,627	1,552

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

2.    Employee Benefit Plans (continued)

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

All eligible retirees are currently participating in the post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, the Company capped its monthly contribution to the plan at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 13% in 2004, decreasing to an ultimate rate of 0% in 2012.

Other Retirement Plans

Certain of the Company’s subsidiaries offer other retirement plans. The majority of these subsidiaries offer defined contribution plans. Company contributions to these plans are based on formulas determined by the Company. For these plans, the Company contributed and charged to expense $323,000, $265,000, and $273,000 in 2004, 2003, and 2002, respectively.

3.    Preferred and Common Stock

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

Common Stock

In June 2002, the Company sold 1,300,000 shares of its common stock in a public offering at $14.62 per share, for net proceeds of $17,655,000. The Company sold approximately 10% of its outstanding common stock, to satisfy an IRS ruling related to the spinoff of the Company from Thermo Electron (Note 1).

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

At January 1, 2005, the Company had reserved 2,371,558 unissued shares of its common stock for possible issuance under stock-based compensation plans.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

4.    Income Taxes

The components of income from continuing operations before provision for income taxes, minority interest expense, and cumulative effect of change in accounting principle are as follows:

(In thousands)	2004	2003	2002
Domestic	$12,791	$14,124	$3,991
Foreign	(4,506)	7,113	9,350

	$8,285	$21,237	$13,341

The components of the provision for income taxes are as follows:

(In thousands)	2004	2003	2002
Current Provision:
Federal	$2,712	$1,985	$459
Foreign	(797)	2,991	3,696
State	410	195	403

	2,325	5,171	4,558

Deferred Provision:
Federal	1,307	2,151	662
Foreign	(1,560)	(89)	(389)
State	452	837	226

	199	2,899	499

	$2,524	$8,070	$5,057

The Company generally receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. The current provision for income taxes does not reflect $708,000 and $1,261,000 of such benefits from the exercise of stock options that have been allocated to capital in excess of par value in 2004 and 2003, respectively.

The provision for income taxes in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes, minority interest expense, and cumulative effect of change in accounting principle due to the following:

(In thousands)	2004	2003	2002
Provision for Income Taxes at Statutory Rate	$2,900	$7,433	$4,669
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	560	671	58
U.S. tax cost (benefit) of foreign affiliate dividends	332	(224)	(317)
Foreign tax cost of foreign affiliate dividends	411	–	–
Foreign tax rate differential	(1,259)	(544)	–
Extraterritorial income exclusion	(221)	(97)	(89)
Change in valuation allowance	(385)	224	400
Nondeductible expense	291	185	187
Other	(105)	422	149

	$2,524	$8,070	$5,057

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

4.    Income Taxes (continued)

Net deferred tax asset in the accompanying balance sheet consists of the following:

(In thousands)	2004	2003
Deferred Tax Asset (Liability):
Foreign and alternative minimum tax credits	$4,389	$4,285
Inventory basis difference	2,074	2,825
Reserves and accruals, net	2,895	2,035
Amortization of intangible assets	(2,922)	(267)
Research and development	1,797	–
Operating loss carryforwards	1,125	340
Allowance for doubtful accounts	382	337
Depreciation	(860)	(1,834)
Other, net	(210)	1,104

	8,670	8,825
Less: Valuation allowance	(239)	(624)

	$8,431	$8,201

The components of net deferred tax asset consist of the following:

(In thousands)	2004	2003
Current Deferred Tax Asset	$6,691	$6,789

Long-Term Deferred Tax Asset, Gross	7,341	3,884
Less: Valuation Allowance	(239)	(624)

Long-Term Deferred Tax Asset, Net	7,102	3,260

Total Deferred Tax Asset	13,793	10,049

Current Deferred Tax Liability	(992)	(14)
Long-Term Deferred Tax Liability	(4,370)	(1,834)

Total Deferred Tax Liability	(5,362)	(1,848)

Net Deferred Tax Asset	$8,431	$8,201

The long-term portion of the deferred tax asset is included in other assets and the current deferred tax liability is included in other current liabilities in the accompanying balance sheet.

The valuation allowance relates to uncertainty surrounding the realization of foreign tax credits of $3,124,000 and $4,285,000 at year-end 2004 and 2003, respectively, that expire beginning in 2012. The change in the valuation allowance relates to a decrease in the allowance recorded for foreign tax credits.

At year-end 2004, the Company had foreign net operating loss carryforwards of $3,145,000. Of the foreign net operating loss carryforwards, $1,061,000 expire in the years 2008 through 2019, and the remainder do not expire.

The Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the stock of its domestic subsidiaries, related primarily to unremitted earnings of subsidiaries, because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its investment in its domestic subsidiaries tax-free.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

4.    Income Taxes (continued)

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued FASB Staff Position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). FAS 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through January 1, 2005, the Company has not provided U.S. income taxes on approximately $43,000,000 of unremitted foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether the Company will ultimately utilize and benefit from the provisions of the Act depends on a number of factors including the results of reviewing future Congressional guidance before a decision can be made. Until that time, the Company will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries, except in instances in which the Company can remit such earnings without a significant associated tax cost. Absent the repatriation incentive of the Act, the Company believes that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if the Company remitted the foreign earnings to the U.S., would be approximately $1,900,000.

The Company operates within multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

5.    Long-Term Obligations

The Company repaid its remaining long-term obligations of $598,000 in 2004, which related to liabilities from two acquisitions made in 2000 and 1999.

In July 1997, the Company issued and sold at par $153,000,000 principal amount of 4 1/2% subordinated convertible debentures, due July 15, 2004, for net proceeds of approximately $149,800,000. The debentures were convertible into shares of the Company’s common stock at a conversion price of $60.50 per share, and were guaranteed on a subordinated basis by Thermo Electron. During 2001, the Company repurchased $34,862,000 principal amount of the debentures for $33,506,000 in cash, resulting in a gain of $1,060,000, net of deferred debt charges. From January through September 2002, the Company repurchased $31,962,000 principal amount of the debentures for $31,270,000 in cash, resulting in a gain of $469,000, net of deferred debt charges. In December 2002, the Company redeemed the remaining $86,176,000 outstanding principal amount of the debentures for 100% par value, resulting in a loss of $419,000 from the writeoff of the remaining deferred debt charges.

6.    Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of operations includes expenses from operating leases of $2,620,000, $2,444,000, and $2,240,000 in 2004, 2003, and 2002, respectively. The future minimum payments due under noncancelable operating leases as of January 1, 2005, are $1,796,000 in 2005; $1,365,000 in 2006; $733,000 in 2007; $265,000 in 2008; $44,000 in 2009; and $39,000 in 2010 and thereafter. Total future minimum lease payments are $4,242,000.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

6.    Commitments and Contingencies (continued)

Letters of Credit

Outstanding letters of credit, principally relating to performance bonds and customer deposit guarantees, totaled $11,463,000 at January 1, 2005.

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

7.    Restructuring and Unusual Costs (Income)

In an effort to improve operating performance at the Papermaking Systems segment’s Kadant Lamort subsidiary in France, the Company approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort’s competitive position in the European paper industry. Under French law, the proposed restructuring requires consultation with Kadant Lamort’s workers’ council, which consists of elected employees supported by trade union representatives, before implementation. The restructuring primarily includes the reduction of 136 full-time positions across all functions in France, and is expected to be implemented in 2005. The Company accrued a restructuring charge, in accordance with SFAS No. 112, for severance and other termination costs in connection the workforce reduction of $9,235,000 in the fourth quarter of 2004. As a result of the restructuring, we expect to realize a curtailment resulting in a reduction in the accrued liability associated with Kadant Lamort’s pension plan of approximately $800,000, which will be recognized in 2005 when the restructuring plan has been implemented. In addition, during 2004, the Company recorded restructuring costs of $280,000, which were accounted for in accordance with SFAS No. 112, related to severance costs of 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries.

During 2003, the Company recorded net restructuring and unusual income of $23,000, including $626,000 of restructuring costs and $649,000 of unusual income as detailed below. During 2003, the Company recorded restructuring costs of $626,000, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Systems segment’s Kadant Lamort subsidiary. This action was taken in an effort to improve profitability and was in response to a continued weak market environment and reduced demand for the Company’s products. During the second quarter of 2003, unusual income resulted from a gain of $649,000 from the sale of property, for approximately $921,000 in cash, at the same subsidiary.

During 2002, the Company recorded restructuring and unusual costs of $2,411,000. Restructuring costs of $1,085,000, which were accounted for in accordance with EITF No. 94-3, related to severance costs for 66 employees across all functions primarily at the Company’s Papermaking Systems segment, all of whom were terminated as of December 28, 2002. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for its products. Unusual costs of $1,326,000 include non-cash charges of $1,264,000 for asset writedowns, consisting of $953,000 for the impairment of a laboratory in Ohio held for sale at the Papermaking Systems segment and $311,000 for the writedown of fixed assets held for sale at the Fiber-based Products line; and $62,000 for related disposal and facility-closure costs.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

7.    Restructuring and Unusual Costs (Income) (continued)

A summary of the changes in accrued restructuring costs is as follows:

(In thousands)	Severance
2002 Restructuring Plan
Provision	$1,085
Usage	(1,063)
Currency translation	6

Balance at December 28, 2002	28
Usage	(28)

Balance at January 3, 2004	$–

2003 Restructuring Plan
Provision	$626
Usage	(476)
Currency translation	50

Balance at January 3, 2004	200
Usage	(200)

Balance at January 1, 2005	$–

2004 Restructuring Plan
Provision	$9,515
Usage	(23)
Currency translation	534

Balance at January 1, 2005	$10,026

The specific restructuring measures and associated estimated costs are based on the Company’s best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of January 1, 2005, and anticipates that all actions related to these liabilities will be completed within a 12-month period.

8.    Discontinued Operation

On October 27, 2004, the Company’s board of directors approved a plan and management committed to sell its composites business after making a determination that the business no longer aligns with the Company’s long-term strategy. The Company intends to sell the composites business as a going concern and is working with an investment banking group to sell this business. The Company plans to sell the composites business in 2005 at a price that is reasonable compared to its carrying value. As a result of the decision to sell the composites business, the Company evaluated whether the composites business should be classified as a discontinued operation under SFAS No. 144. The Company has presented the composites business in the accompanying financial statements as a discontinued operation as all the criteria under SFAS No. 144 have been met. All prior periods have been restated to reflect the composites business as a discontinued operation.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

8.    Discontinued Operation (continued)

Operating results for the composites business are as follows:

(In thousands)	2004	2003	2002
Revenues	$16,957	$12,035	$8,561
Operating Loss	(8,065)	(2,106)	(3,693)
Interest Expense, net	–	–	(52)

Loss Before Income Tax Benefit	(8,065)	(2,106)	(3,745)
Benefit for Income Taxes	2,966	800	1,419

Loss from Discontinued Operation	$(5,099)	$(1,306)	$(2,326)

The operating loss in 2002 includes restructuring and unusual costs of $1,179,000. Restructuring costs of $44,000, which were accounted for in accordance with EITF No. 94-3, related to severance costs for two employees who were terminated as of December 28, 2002. Unusual costs of $1,135,000 were associated with the writedown of fixed assets held for sale.

The major classes of assets and liabilities of the discontinued operation included in the accompanying balance sheet are as follows:

(In thousands)	2004	2003
Cash and cash equivalents	$39	$39
Accounts receivable, less allowances	2,252	1,187
Inventories	4,035	5,395
Deferred tax asset	1,963	921
Other current assets	18	22
Property, plant, and equipment, at cost, net	6,760	7,296
Other assets	583	418

Total Assets	15,650	15,278

Accounts payable	1,446	888
Accrued payroll and employee benefits	537	320
Accrued warranty costs	4,327	869
Other current liabilities	368	380
Other liabilities	900	605

Total Liabilities	7,578	3,062

Net Assets	$8,072	$12,216

The current deferred tax asset was $1,963,000 and $921,000 at year-end 2004 and 2003, respectively. The increase in current deferred tax asset of $1,042,000 in 2004 primarily relates to the increase in warranty reserve.

In the composites business, the Company offers a standard limited warranty to the original owner of the Company’s decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. The Company records an estimate for warranty-related costs at the time of sale based on the Company’s actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. The Company’s analysis of expected warranty claims rates includes detailed assumptions associated with potential

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

8.    Discontinued Operation (continued)

product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, include inherent uncertainties that are subject to fluctuation which could impact our future warranty provisions. Due to the highly subjective nature of these assumptions, the Company has recorded its best estimate of the cost of expected warranty claims. It is reasonably possible that the ultimate settlement of such claims may exceed the amount recorded.

The Company experienced warranty issues in its composites business that affected its profitability in 2003 and 2004. There was a substantial increase in warranty claims in 2004, with the most significant increase occurring in the three-month period ended October 2, 2004. During the first six months of 2004, the majority of the claims were associated with contraction of certain decking products. In the three-month period ended October 2, 2004, the increased claims were associated with a new issue concerning excessive oxidation that affected the integrity of the plastic used in some of the decking products manufactured prior to October 2003. As a result of the increase in claims received and the Company’s estimate for future potential claims, the Company increased its warranty expense to $6,696,000 in 2004 compared to $1,873,000 in 2003. Included in this increased warranty expense is the cost of exchanging material held by the Company’s distributors with new material and its best estimate of costs related to future potential valid claims arising from installed products.

The changes in the carrying amount of product warranties are as follows:

(In thousands)	2004	2003
Balance at Beginning of Year	$869	$86
Provision charged to income	6,696	1,873
Usage	(3,238)	(1,090)

Balance at End of Year	$4,327	$869

The Company likely will not be able to transfer all of the liabilities of the composites business in a sale. Any changes associated with the carrying value of liabilities which are not assumed by a buyer would continue to impact the Company’s consolidated results after the sale is completed.

As a result of the increase in warranty claims and in accordance with SFAS No. 144, the Company evaluated its long-lived assets for impairment as of January 3, 2004 and October 2, 2004, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The Company updated this impairment assessment as of January 1, 2005, based on the most current information available. No impairment was indicated based on these assessments.

9.    Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term obligations, accounts payable, and forward foreign exchange contracts. The carrying amounts of accounts receivable, current maturities of long-term obligations, and accounts payable approximate fair value due to their short-term nature.

The carrying amount and fair value of the Company’s financial instruments are as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Instruments
Forward foreign exchange contracts receivable	$210	$210	$39	$39

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

9.    Fair Value of Financial Instruments (continued)

The notional amounts of forward foreign exchange contracts outstanding totaled $2,582,000 and $109,000 at year-end 2004 and 2003, respectively. The fair value of such contracts is the estimated amount that the Company would receive upon termination of the contracts, taking into account the change in foreign currency exchange rates, which is recorded in the accompanying balance sheet in accordance with SFAS No. 133 (Note 1).

10.    Business Segment and Geographical Information

The Company has combined its operating entities into one operating segment, Papermaking Systems, and a separate product line, Fiber-based Products. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

The Company’s Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the paper and paper recycling industries worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Revenues from the stock-preparation systems and equipment product line were $95,352,000, $93,899,000, and $81,995,000 in 2004, 2003, and 2002, respectively. Revenues from the paper machine accessory equipment product line were $62,655,000, $60,780,000, and $58,751,000 in 2004, 2003, and 2002, respectively. Revenues from the water-management systems product line were $28,822,000, $29,507,000, and $28,885,000 in 2004, 2003, and 2002, respectively.

The Fiber-based Products line produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. Revenues from the Fiber-based Products business were $6,646,000, $5,799,000, and $5,991,000 in 2004, 2003, and 2002, respectively.

(In thousands)	2004	2003	2002
Business Segment Information
Revenues:
Pulp and Papermaking Systems (a)	$188,320	$185,708	$171,122
Fiber-based Products	6,646	5,799	5,991

	$194,966	$191,507	$177,113

Income from Continuing Operations Before Provision for Income Taxes, Minority Interest Expense, and Cumulative Effect of Change in Accounting Principle:
Pulp and Papermaking Systems (b)	$11,781	$23,440	$18,156
Corporate and Other (c,d)	(4,941)	(3,119)	(2,755)

Total operating income	6,840	20,321	15,401
Interest income (expense), net	1,445	916	(2,110)
Other income	–	–	50

	$8,285	$21,237	$13,341

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

10.    Business Segment and Geographical Information (continued)

(In thousands)	2004	2003	2002
Total Assets:
Pulp and Papermaking Systems	$196,248	$217,211	$198,839
Corporate and Other (c,e)	73,339	39,224	20,788

Total Assets from Continuing Operations	269,587	256,435	219,627
Total Assets from Discontinued Operation	15,650	15,278	11,890

	$285,237	$271,713	$231,517

Depreciation and Amortization:
Pulp and Papermaking Systems	$3,136	$3,468	$3,749
Corporate and Other (c)	468	486	431

	$3,604	$3,954	$4,180

Capital Expenditures:
Pulp and Papermaking Systems	$1,968	$1,754	$1,433
Corporate and Other (c)	221	252	265

	$2,189	$2,006	$1,698

Geographical Information
Revenues (f):
United States	$120,545	$118,929	$106,847
France	53,155	52,563	50,259
Other	30,480	29,896	27,814
Transfers among geographic areas (g)	(9,214)	(9,881)	(7,807)

	$194,966	$191,507	$177,113

Long-lived Assets (h):
United States	$10,966	$11,511	$12,528
France	3,340	3,203	3,131
England	2,111	1,963	1,837
Other	962	2,045	1,839

	$17,379	$18,722	$19,335

Export Revenues Included in United States Revenues Above (i)	$35,733	$39,337	$19,377

(a)	Revenues from China were $29.4 million, $31.1 million, and $15.6 million in 2004, 2003, and 2002, respectively.
(b)	Includes restructuring and unusual costs (income) of $9.5 million, ($23) thousand, and $2.1 million in 2004, 2003, and 2002, respectively (Note 7).
(c)	Corporate and other includes the results from its Fiber-based Products line and corporate.
(d)	Includes $0.3 million of restructuring and unusual costs in 2002 (Note 7).
(e)	Primarily cash and cash equivalents.
(f)	Revenues are attributed to countries based on selling location.
(g)	Transfers among geographic areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(h)	Includes property, plant, and equipment, net, and other long-term tangible assets.
(i)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

11.    Earnings (Loss) per Share

Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands, except per share amounts)	2004	2003	2002
Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$5,753	$13,123	$8,280
Loss from Discontinued Operation	(5,099)	(1,306)	(2,326)

Income Before Cumulative Effect of Change in Accounting Principle	654	11,817	5,954
Cumulative Effect of Change in Accounting Principle	–	–	(32,756)

Net Income (Loss)	$654	$11,817	$(26,802)

Basic Weighted Average Shares	14,071	13,659	12,945
Effect of Stock Options	327	300	164

Diluted Weighted Average Shares	14,398	13,959	13,109

Basic Earnings (Loss) per Share:
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$.41	$.96	$.64
Discontinued Operation	(.36)	(.09)	(.18)
Cumulative Effect of Change in Accounting Principle	–	–	(2.53)

Net Income (Loss) per Basic Share	$.05	$.87	$(2.07)

Diluted Earnings (Loss) per Share:
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$.40	$.94	$.63
Discontinued Operation	(.35)	(.09)	(.18)
Cumulative Effect of Change in Accounting Principle	–	–	(2.49)

Net Income (Loss) per Diluted Share	$.05	$.85	$(2.04)

Options to purchase 231,200 shares, 329,500 shares, and 480,800 shares of common stock were not included in the computation of diluted earnings (loss) per share for 2004, 2003, and 2002, respectively, because the options’ exercise prices were greater than the average market price for the common stock, and the effect would have been antidilutive.

In addition, the computation of diluted earnings per share for 2002 excluded the effect of assuming the conversion of the Company’s 4 ½% subordinated convertible debentures, convertible at $60.50 per share, because the effect would have been antidilutive. The convertible debentures were no longer outstanding as of December 28, 2002 (Note 5).

12.    Comprehensive Income (Loss)

Comprehensive income (loss) combines net income (loss) and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts.

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

12.    Comprehensive Income (Loss) (continued)

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2004	2003	2002
Cumulative Translation Adjustment	$2,763	$(2,563)	$(13,406)
Deferred Gain on Foreign Currency Contracts	137	24	182

	$2,900	$(2,539)	$(13,224)

13.    Cumulative Effect of Change in Accounting Principle

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

Under SFAS No. 142, the Company was required to test all existing goodwill for impairment (using a two-step method) as of December 30, 2001, on a “reporting unit” basis. The Company’s reporting units are as follows: (1) stock preparation, (2) accessories and water management, (3) fiber-based products, and (4) composite building products. In step 1, goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The fair values of the reporting units were determined using a discounted cash flow methodology and considered such assumptions as weighted average cost of capital, revenue growth, profitability, capital expenditures, and premium for control. For reporting units that failed step 1, the Company proceeded to step 2. In step 2, the Company calculated the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit as determined in step 1. The Company then compared the implied fair value of goodwill as determined in step 2 to the carrying value of goodwill.

As a result of the impairment review, the Company recorded an after-tax goodwill impairment charge of $32,756,000 ($45,176,000 pretax), which was recorded as a cumulative effect of change in accounting principle in its restated results in the first quarter of 2002. This after-tax charge consisted of $29,869,000 at the Papermaking Systems segment (specifically at the stock-preparation reporting unit) and $2,887,000 at the Fiber-based products reporting unit. The impairment charge recorded in 2002 was primarily due to the change in methodology from the undiscounted cash flow method used in 2001 under the Company’s previous accounting policy to the discounted cash flow method used in accordance with SFAS No. 142. Under the Company’s previous accounting policy, no goodwill impairment existed at December 29, 2001 (Note 1).

Changes in goodwill are summarized below:

(In thousands)	Papermaking Systems	Fiber-based Products	Total
Balance at December 29, 2001	$112,093	$4,176	$116,269
Transitional impairment charge	(41,000)	(4,176)	(45,176)
Acquisitions	61	–	61
Currency translation	1,067	–	1,067

Balance at December 28, 2002	72,221	–	72,221
Currency translation	1,315	–	1,315

Balance at January 3, 2004	73,536	–	73,536
Currency translation	872	–	872

Balance at January 1, 2005	$74,408	$–	$74,408

Kadant Inc.	2004 Financial Statements

Notes to Consolidated Financial Statements

14.    Unaudited Quarterly Information

2004 (In thousands, except per share amounts) (a)	First	Second	Third	Fourth (b)
Revenues	$47,500	$52,652	$48,883	$45,931

Gross Profit	19,467	20,397	19,162	16,740

Income (Loss) from Continuing Operations	3,334	3,983	3,205	(4,769)
Loss from Discontinued Operation	(606)	(240)	(3,698)	(555)

Net Income (Loss)	$2,728	$3,743	$(493)	$(5,324)

Basic Earnings (Loss) per Share:
Continuing Operations	$.23	$.28	$.23	$(.34)
Discontinued Operation	(.04)	(.02)	(.27)	(.04)

Net Income (Loss) per Basic Share	$.19	$.26	$(.04)	$(.38)

Diluted Earnings (Loss) per Share:
Continuing Operations	$.23	$.27	$.22	$(.34)
Discontinued Operation	(.04)	(.01)	(.25)	(.04)

Net Income (Loss) per Diluted Share	$.19	$.26	$(.03)	$(.38)

2003 (In thousands, except per share amounts) (a)	First	Second (c)	Third (c)	Fourth
Revenues	$47,040	$52,401	$43,351	$48,715

Gross Profit	17,892	19,618	18,105	19,353

Income from Continuing Operations	2,943	3,873	3,141	3,166
Income (Loss) from Discontinued Operation	52	16	(478)	(896)

Net Income	$2,995	$3,889	$2,663	$2,270

Basic Earnings per Share:
Continuing Operations	$.22	$.28	$.23	$.23
Discontinued Operation	–	.01	(.03)	(.07)

Net Income per Basic Share	$.22	$.29	$.20	$.16

Diluted Earnings per Share:
Continuing Operations	$.21	$.28	$.22	$.22
Discontinued Operation	.01	–	(.03)	(.06)

Net Income per Diluted Share	$.22	$.28	$.19	$.16

(a)	Quarterly results have been restated to reflect the composite building products business as a discontinued operation (Note 8).
(b)	Includes $9.5 million of pretax charges for restructuring (Note 7).
(c)	Includes $0.5 million of pretax charges and $0.6 million of pretax income for restructuring and unusual items in the second quarter of 2003 and $0.1 million of pretax charges for restructuring in the third quarter of 2003 (Note 7).

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense (Reversed to Income)	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended January 1, 2005	$1,650	$656	$43	$(627)	$(44)	$1,678
Year Ended January 3, 2004	$2,634	$(342)	$21	$(865)	$202	$1,650
Year Ended December 28, 2002	$2,478	$810	$121	$(763)	$(12)	$2,634

Description	Balance at Beginning of Year	Provision Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (b)
Year Ended January 1, 2005	$200	$9,515	$(223)	$534	$10,026
Year Ended January 3, 2004	$28	$626	$(504)	$50	$200
Year Ended December 28, 2002	$56	$1,085	$(1,119)	$6	$28

(a)	Primarily the effect of foreign currency translation.
(b)	The nature of the activity in this account is described in Note 7 to the consolidated financial statements.