Form 10-Q
period 2005-04-02
KADANT INC
filed 2005-05-12
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended April 2, 2005 or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________ to _________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at May 5, 2005
     ----------------------------                --------------------------
     Common Stock, $.01 par value                        13,899,900

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                     April 2,         January 1,
(In thousands)                                                                                          2005                2005
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $ 80,473           $ 82,089
 Accounts receivable, less allowances of $1,703 and $1,678                                             30,772             30,022
 Unbilled contract costs and fees                                                                      11,574             10,258
 Inventories (Note 5)                                                                                  29,499             27,316
 Deferred tax asset                                                                                     6,723              6,691
 Other current assets                                                                                   7,334              6,703
 Assets of discontinued operation (Note 11)                                                            16,201             15,650
                                                                                                     --------           --------
Total Current Assets                                                                                  182,576            178,729
                                                                                                     --------           --------

Property, Plant, and Equipment, at Cost                                                                67,950             68,224
 Less: accumulated depreciation and amortization                                                       51,658             51,160
                                                                                                     --------           --------
                                                                                                       16,292             17,064
                                                                                                     --------           --------

Other Assets                                                                                           15,104             15,036
                                                                                                     --------           --------

Goodwill                                                                                               74,147             74,408
                                                                                                     --------           --------

Total Assets                                                                                         $288,119           $285,237
                                                                                                     ========           ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                     April 2,         January 1,
(In thousands, except share amounts)                                                                     2005               2005
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Accounts payable                                                                                    $ 23,754           $ 21,327
 Accrued payroll and employee benefits                                                                  8,288             11,261
 Accrued restructuring costs (Note 6)                                                                   9,937             10,026
 Accrued warranty costs                                                                                 3,755              3,582
 Other current liabilities                                                                             13,002             11,305
 Liabilities of discontinued operation (Note 11)                                                        7,004              7,578
                                                                                                     --------           --------
Total Current Liabilities                                                                              65,740             65,079
                                                                                                     --------           --------

Deferred Income Taxes                                                                                   4,358              4,370
                                                                                                     --------           --------

Other Long-Term Liabilities                                                                             3,304              3,327
                                                                                                     --------           --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued                                                                                             -                  -
 Common stock, $.01 par value, 150,000,000 shares authorized;
    14,604,520 shares issued                                                                              146                146
 Capital in excess of par value                                                                        98,188             98,450
 Retained earnings                                                                                    131,898            129,173
 Treasury stock at cost, 664,920 and 689,407 shares                                                   (17,513)           (18,158)
 Deferred compensation                                                                                   (137)               (50)
 Accumulated other comprehensive items (Note 2)                                                         2,135              2,900
                                                                                                     --------           --------
                                                                                                      214,717            212,461
                                                                                                     --------           --------

Total Liabilities and Shareholders' Investment                                                       $288,119           $285,237
                                                                                                     ========           ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>
                                   KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                     ---------------------------
                                                                                                      April 2,          April 3,
(In thousands, except per share amounts)                                                                 2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                             $ 50,744           $ 47,500
                                                                                                     --------           --------

Costs and Operating Expenses:
 Cost of revenues                                                                                      31,982             28,033
 Selling, general, and administrative expenses                                                         14,894             13,771
 Research and development expenses                                                                      1,048                888
                                                                                                     --------           --------
                                                                                                       47,924             42,692
                                                                                                     --------           --------

Operating Income                                                                                        2,820              4,808

Interest Income                                                                                           472                329
Interest Expense                                                                                           (2)                (8)
                                                                                                     --------           --------

Income from Continuing Operations Before Provision for
 Income Taxes                                                                                           3,290              5,129
Provision for Income Taxes                                                                               (203)            (1,795)
                                                                                                     --------           --------

Income from Continuing Operations                                                                       3,087              3,334
Loss from Discontinued Operation (net of income tax benefit of $195 and
 $326) (Note 11)                                                                                         (363)              (606)
                                                                                                     --------           --------

Net Income                                                                                           $  2,724           $  2,728
                                                                                                     ========           ========

Basic Earnings (Loss) per Share (Note 3):
 Continuing Operations                                                                               $    .22           $    .23
 Discontinued Operation                                                                                  (.02)              (.04)
                                                                                                     --------           --------
 Net Income                                                                                          $    .20           $    .19
                                                                                                     ========           ========

Diluted Earnings (Loss) per Share (Note 3):
 Continuing Operations                                                                               $    .22           $    .23
 Discontinued Operation                                                                                  (.03)              (.04)
                                                                                                     --------           --------
 Net Income                                                                                          $    .19           $    .19
                                                                                                     ========           ========

Weighted Average Shares (Note 3):
 Basic                                                                                                 13,926             14,222
                                                                                                     ========           ========

 Diluted                                                                                               14,211             14,603
                                                                                                     ========           ========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>                                   KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                     ---------------------------
                                                                                                     April 2,           April 3,
(In thousands)                                                                                           2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net Income                                                                                          $  2,724           $  2,728
 Loss from discontinued operation (Note 11)                                                               363                606
                                                                                                     --------           --------
 Income from continuing operations                                                                      3,087              3,334
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                     1,016                933
      Provision for losses on accounts receivable                                                          79                159
      Loss (gain) on sale of property, plant, and equipment                                                31               (159)
      Other items                                                                                         433                166
      Changes in current accounts:
        Accounts receivable                                                                              (741)            (1,633)
        Unbilled contract costs and fees                                                               (1,306)             3,698
        Inventories                                                                                    (2,098)               436
        Other current assets                                                                             (769)              (171)
        Accounts payable                                                                                2,378             (1,423)
        Other current liabilities                                                                      (1,662)            (3,055)
                                                                                                     --------           --------
          Net cash provided by operating activities                                                       448              2,285
                                                                                                     --------           --------

Investing Activities:
 Acquisition of minority interest in subsidiary                                                             -               (318)
 Purchases of property, plant, and equipment                                                             (166)              (362)
 Proceeds from sale of property, plant, and equipment                                                       -              1,274
 Increase in deferred acquisition costs                                                                  (280)                 -
 Other, net                                                                                                61                (47)
                                                                                                     --------           --------
          Net cash (used in) provided by investing activities                                            (385)               547
                                                                                                     --------           --------

Financing Activities:
 Net proceeds from issuance of Company common stock                                                       207              3,780
 Repayments of long-term obligations                                                                        -               (217)
                                                                                                     --------           --------
          Net cash provided by financing activities                                                       207              3,563
                                                                                                     --------           --------

Exchange Rate Effect on Cash                                                                             (398)             1,349
                                                                                                     --------           --------

Net Cash Used in Discontinued Operation                                                                (1,488)            (1,459)
                                                                                                     --------           --------

(Decrease) Increase in Cash and Cash Equivalents                                                       (1,616)             6,285
Cash and Cash Equivalents at Beginning of Period                                                       82,089             74,412
                                                                                                     --------           --------
Cash and Cash Equivalents at End of Period                                                           $ 80,473           $ 80,697
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

<

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.  General

    The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 2, 2005, and its results of operations and cash flows for the three-month periods ended April 2, 2005 and April 3, 2004. Interim results are not necessarily indicative of results for a full year.

    The condensed consolidated balance sheet presented as of January 1, 2005, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed with the Securities and Exchange Commission.

    Results for the first quarter of 2004 have been reclassified to reflect the Company's composite building products business as a discontinued operation (Note 11).

2.  Comprehensive Income

    Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts. The components of comprehensive income are as follows:

                                                                                                           Three Months Ended
                                                                                                       --------------------------
                                                                                                       April 2,          April 3,
(In thousands)                                                                                             2005              2004
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                             $  2,724          $  2,728
 Other Comprehensive Items:
    Foreign Currency Translation Adjustments                                                               (665)            2,036
    Deferred Loss on Foreign Currency Contracts                                                            (100)              (22)
                                                                                                       --------          --------
                                                                                                           (765)            2,014
                                                                                                       --------          --------
Comprehensive Income                                                                                   $  1,959          $  4,742
                                                                                                       ========          ========

3.     Earnings per Share

       Basic and diluted earnings per share are calculated as follows:
                                                                                                            Three Months Ended
                                                                                                      ---------------------------
                                                                                                       April 2,          April 3,
(In thousands)                                                                                             2005              2004
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                      $  3,087          $  3,334
Loss from Discontinued Operation                                                                           (363)             (606)
                                                                                                       --------          --------

Net Income                                                                                             $  2,724          $  2,728
                                                                                                       ========          ========

Basic Weighted Average Shares                                                                            13,926            14,222
Effect of Stock Options                                                                                     285               381
                                                                                                       --------          --------
Diluted Weighted Average Shares                                                                          14,211            14,603
                                                                                                       ========          ========


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.  Earnings per Share (continued)

                                                                                                            Three Months Ended
                                                                                                       --------------------------
                                                                                                       April 2,          April 3,
(In thousands, except per share amounts)                                                                   2005              2004
---------------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) per Share:
 Continuing Operations                                                                                 $    .22          $    .23
 Discontinued Operation                                                                                    (.02)             (.04)
                                                                                                       --------          --------
 Net Income                                                                                            $    .20          $    .19
                                                                                                       ========          ========

Diluted Earnings (Loss) per Share:
 Continued Operations                                                                                  $    .22          $    .23
 Discontinued Operation                                                                                    (.03)             (.04)
                                                                                                       --------          --------
 Net Income                                                                                            $    .19          $    .19
                                                                                                       ========          ========

    Options to purchase approximately 227,500 and 238,800 shares of common stock for the first quarters of 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive.

4.  Warranty Obligations

    The Company provides for the estimated cost of product warranties, primarily using historical information and repair costs at the time product revenue is recognized. In the Pulp and Papermaking Systems (Papermaking Systems) segment, the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

    The changes in the carrying amount of the Company's product warranties for the first quarters of 2005 and 2004 are as follows:

                                                                                                           Three Months Ended
                                                                                                       --------------------------
                                                                                                       April 2,          April 3,
(In thousands)                                                                                             2005              2004
---------------------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                                                                         $  3,582          $  3,661
 Provision charged to income                                                                                853               799
 Usage                                                                                                     (674)             (582)
 Other, net (a)                                                                                              (6)               43
                                                                                                       --------          --------
Balance at End of Period                                                                               $  3,755          $  3,921
                                                                                                       ========          ========


(a) Represents the effects of currency translation.

        See Note 11 for warranty information related to the discontinued operation.

<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5.     Inventories

       The components of inventories are as follows:

                                                                                                       April 2,        January 1,
(In thousands)                                                                                             2005              2005
---------------------------------------------------------------------------------------------------------------------------------

Raw Materials and Supplies                                                                             $ 12,885          $ 12,849
Work in Process                                                                                           7,773             6,047
Finished Goods (includes $435 and $611 at customer locations)                                             8,841             8,420
                                                                                                       --------          --------
                                                                                                       $ 29,499          $ 27,316
                                                                                                       ========          ========


6.  Restructuring Costs

    In an effort to improve operating performance at the Papermaking Systems segment's Kadant Lamort subsidiary in France, the Company approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort's competitive position in the European paper industry. Under French law, the proposed restructuring requires consultation with Kadant Lamort's workers' council, which consists of elected employees supported by trade union representatives, before implementation. The restructuring primarily includes the reduction of up to 136 full-time positions across all functions in France, and is expected to be implemented in 2005. The Company accrued a restructuring charge of $9,235,000 in the fourth quarter of 2004, in accordance with Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits - An Amendment of Financial Accounting Standards Board (FASB) Statements No. 5 and 43," for severance and other termination costs in connection with the workforce reduction. As a result of the restructuring, the Company expects to realize a curtailment resulting in a reduction in the accrued liability associated with Kadant Lamort's pension plan of approximately $800,000, which will be recognized in 2005 when the restructuring plan has been implemented. In addition, during the fourth quarter of 2004, the Company recorded restructuring costs of $280,000, which were accounted for in accordance with SFAS No. 112, related to severance costs of 11 employees at one of the Papermaking Systems segment's U.S. subsidiaries.

    A summary of the changes in accrued restructuring costs is as follows:

(In thousands)                                                                        Severance
-----------------------------------------------------------------------------------------------

Balance at January 1, 2005                                                            $  10,026
Usage                                                                                       (67)
Currency translation                                                                        (22)
                                                                                      ---------

Balance at April 2, 2005                                                              $   9,937
                                                                                      =========

    The specific restructuring measures and associated estimated costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to during the fourth quarter of 2004, and anticipates that all actions related to these liabilities will be completed in 2005.

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

                                                                                                           Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 2,           April 3,
(In thousands)                                                                                            2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Systems                                                                         $ 47,571           $ 45,564
 Fiber-based Products                                                                                    3,173              1,936
                                                                                                      --------           --------
                                                                                                      $ 50,744           $ 47,500
                                                                                                      ========           ========

Income from Continuing Operations Before Provision for Income Taxes:
    Pulp and Papermaking Systems (a)                                                                  $  3,374           $  6,343
    Corporate and Other (b,c)                                                                             (554)            (1,535)
                                                                                                      --------           --------
    Total Operating Income                                                                               2,820              4,808
    Interest Income, Net                                                                                   470                321
                                                                                                      --------           --------
                                                                                                      $  3,290           $  5,129
                                                                                                      ========           ========

Capital Expenditures:
    Pulp and Papermaking Systems                                                                      $    140           $    330
    Corporate and Other (b)                                                                                 26                 32
                                                                                                      --------           --------
                                                                                                      $    166           $    362
                                                                                                      ========           ========

(a) Includes a pre-tax gain of $970 in the 2004 period, which resulted from renegotiating a series of agreements with one of the Company's licensees.
(b) Corporate and other includes the results from the Company's Fiber-based Products business and corporate.
(c) Corporate primarily includes general and administrative expenses.



<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.  Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation
    Expense

    As permitted by SFAS No. 148, "Accounting for Stock-based Compensation -
Transition and Disclosure," and SFAS No. 123, "Accounting for Stock-based
Compensation" (SFAS No. 123), the Company has elected to continue to apply
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" (APB Opinion No. 25), and related interpretations to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company's financial results would have been as follows:

                                                                                                         Three Months Ended
                                                                                                      -----------------------
                                                                                                      April 2,       April 3,
(In thousands, except per share amounts)                                                                  2005           2004
-----------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                     $  3,087       $  3,334
Loss from Discontinued Operation                                                                          (363)          (606)
                                                                                                      --------       --------

Net Income As Reported                                                                                   2,724          2,728
 Deduct: Total stock-based employee compensation expense determined under the
    fair-value-based method for all awards, net of tax                                                    (202)          (506)
                                                                                                      --------       --------
 Pro forma net income                                                                                 $  2,522       $  2,222
                                                                                                      ========       ========

Basic Earnings per Share:
 As reported:
    Income from continuing operations                                                                 $     .22       $   .23
    Net income                                                                                        $     .20       $   .19
 Pro forma:
    Income from continuing operations                                                                 $     .21       $   .20
    Net income                                                                                        $     .18       $   .16

Diluted Earnings per Share:
 As reported:
    Income from continuing operations                                                                 $     .22       $   .23
    Net income                                                                                        $     .19       $   .19
 Pro forma:
    Income from continuing operations                                                                 $     .20       $   .19
    Net income                                                                                        $     .18       $   .15

9.  Employee Benefit Plans

Defined Benefit Pension Plan
    One of the Company's U.S. subsidiaries has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). The same subsidiary has a post-retirement welfare benefits plan (reflected in the table below in "Other Benefits"). No future retirees are eligible for the post-retirement welfare benefits plan, and the plan includes a limit on the subsidiary's contributions. The Company's Kadant Lamort subsidiary sponsors a defined benefit pension plan, which is included in the table below in "Other Benefits." Benefits under this plan are based on years of service and projected employee compensation.

<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.  Employee Benefit Plans (continued)

    The components of the net periodic benefit cost for the pension benefits and other benefits plans in the first quarters of 2005 and 2004 are as follows:

                                                              Three Months Ended                    Three Months Ended
(In thousands)                                                   April 2,  2005                       April 3, 2004
----------------------------------------------------------------------------------------------------------------------
                                                             Pension      Other                   Pension     Other
                                                             Benefits    Benefits                 Benefits   Benefits
                                                             --------    --------                 --------    --------

Components of Net Periodic Benefit Cost:
 Service cost                                                $    175    $     34                 $    162    $      4
 Interest cost                                                    253          40                      257          17
 Expected return on plan assets                                  (351)          -                     (342)          -
 Recognized net actuarial loss                                      1           8                        -           9
 Amortization of prior service cost                                12         (12)                      11         (15)
                                                             --------    --------                 --------    --------
Net periodic benefit cost                                    $     90    $     70                 $     88    $     15
                                                             ========    ========                 ========    ========


The weighted-average assumptions used to determine net periodic benefit cost are as follows:

Discount rate                                                   6.00%       4.70%                    6.25%       5.40%
Expected long-term return on plan assets                        8.50%          -                     8.50%           -
Rate of compensation increase                                   4.00%       2.50%                    4.00%       2.50%


    No cash contributions are expected for the U.S. subsidiary's noncontributory defined benefit retirement plan and no cash contributions, other than funding current benefit payments, are expected for the other pension and post-retirement welfare benefits plans in 2005.

10. Recent Accounting Pronouncement

Share-Based Payment
    On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123, supersedes APB Opinion No. 25, and amends SFAS No. 95 "Statement of Cash Flows." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective for the Company on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Under SFAS 123R, companies must determine the appropriate fair value model to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Management is evaluating the requirements of SFAS No. 123R. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will vary based on the levels of share-based payments granted in the future. Based on the level of stock options outstanding as of April 2, 2005 and assuming the continued use of the Black Scholes fair value method, the effect of adoption of SFAS No. 123R on January 1, 2006 would not be material.

<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

11. Discontinued Operation

    On October 27, 2004, the Company's board of directors approved a plan and management committed to sell the Company's composite building products business (composites business) after making a determination that the business no longer aligned with the Company's long-term strategy. The Company intends to sell the composites business as a going concern and has engaged an investment banking firm to sell this business. The Company plans to sell this business in 2005 at a price that is reasonable compared to its carrying value. As a result of the decision to sell the composites business, the Company evaluated whether the composites business should be classified as a discontinued operation under SFAS No. 144. The Company has presented the composites business in the accompanying condensed consolidated financial statements as a discontinued operation as all the criteria under SFAS No. 144 have been met. All prior periods have been restated to reflect the composites business as a discontinued operation.

       Operating results for the composites business are as follows:
                                                                                                        Three Months Ended
                                                                                                    -------------------------
                                                                                                    April 2,         April 3,
(In thousands)                                                                                          2005             2004
-----------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $  5,236         $  4,227
                                                                                                    --------         --------

Loss Before Income Tax Benefit                                                                          (558)            (932)
Benefit for Income Taxes                                                                                 195              326
                                                                                                    --------         --------

Loss From Discontinued Operation                                                                    $   (363)        $   (606)
                                                                                                    ========         ========

       The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

                                                                                                    April 2,       January 1,
(In thousands)                                                                                          2005             2005
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                           $    234         $     39
Accounts receivable, less allowances                                                                   2,769            2,252
Inventories                                                                                            3,861            4,035
Other current assets                                                                                   1,963            1,981
Property, plant, and equipment, at cost, net                                                           6,791            6,760
Other assets                                                                                             583              583
                                                                                                    --------         --------

Total Assets                                                                                          16,201           15,650
                                                                                                    --------         --------

Accounts payable                                                                                       1,085            1,446
Accrued warranty costs                                                                                 4,070            4,327
Other current liabilities                                                                                949              905
Other liabilities                                                                                        900              900
                                                                                                    --------         --------

Total Liabilities                                                                                      7,004            7,578
                                                                                                    --------         --------

Net Assets                                                                                          $  9,197         $  8,072
                                                                                                    ========         ========


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

11. Discontinued Operation (continued)

    The composites business offers a standard limited warranty to the original owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. The composites business records an estimate for warranty-related costs at the time of sale based on actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. The analysis of expected warranty claims rates includes detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, include inherent uncertainties that are subject to fluctuation, which could impact future warranty provisions. Due to the highly subjective nature of these assumptions, the Company has recorded its best estimate of the cost of expected warranty claims. It is reasonably possible that the ultimate settlement of such claims may exceed the amount recorded.

    The composites business experienced warranty issues that affected its profitability in 2003 and 2004. There was a substantial increase in warranty claims in 2004, with the most significant increase occurring in the three-month period ended October 2, 2004. During the first six months of 2004, the majority of the claims were associated with contraction of certain decking products. In the three-month period ended October 2, 2004, the increased claims were associated with a new issue concerning excessive oxidation that affected the integrity of the plastic used in some of the decking products manufactured prior to October 2003. As a result of the increase in claims received and the estimate for future potential claims, the Company increased its warranty expense in 2004 compared to prior periods. Included in this increased warranty expense was the cost of exchanging material held by the composites business' distributors with new material and its best estimate of costs related to future potential valid claims arising from installed products.

    A summary of the changes in accrued warranty costs in the first quarters of 2005 and 2004 is as follows:

                                                                                                       Three Months Ended
                                                                                                    -------------------------
                                                                                                    April 2,         April 3,
(In thousands)                                                                                          2005             2004
-----------------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                                                                      $  4,327         $    869
 Provision                                                                                               406              496
 Usage                                                                                                  (663)            (364)
                                                                                                    --------         --------

Balance at End of Period                                                                            $  4,070         $  1,001
                                                                                                    ========         ========

    The Company likely will not be able to transfer all of the liabilities of the composites business in a sale. Any changes associated with the carrying value of liabilities which are not assumed by a buyer would continue to impact the Company's consolidated results after the sale is completed.

12. Subsequent Event

    On May 11, 2005, the Company acquired all of the outstanding stock of The Johnson Corporation (Johnson), a leading supplier of steam and condensate systems, components, and controls used primarily in the dryer section of papermaking and during the production of steel, plastics, rubber, and textiles. Johnson was a privately held company based in Three Rivers, Michigan with approximately 575 employees and 2004 revenues of $76 million based on the December 31, 2004 audited financial statements provided by Johnson. The purchase price for the acquisition was $102

<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

12. Subsequent Event (continued)

million in cash (the Base Purchase Price), and is subject to post-closing adjustments outlined in the Purchase Agreement. On May 11, 2005 the purchase price was adjusted to $101.5 million, subject to a further post-closing adjustment. The parties also agreed in the Purchase Agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date and July 1, 2006, which could increase the Base Purchase Price by up to $8 million. In addition to the cash consideration, the Company issued a letter of credit to the sellers for $4 million, subject to adjustment, related to certain tax assets of Johnson, the value of which the Company expects to realize.

    Pursuant to the Purchase Agreement, at the closing of the Johnson acquisition $12.75 million of the Base Purchase Price was deposited into an escrow fund to secure certain indemnification obligations of the sellers and to satisfy certain obligations of the sellers to adjust the Base Purchase Price.

    To fund a portion of the purchase price, the Company also entered into a term loan and revolving credit facility (the Credit Agreement) effective as of May 9, 2005 in the aggregate principal amount of up to $85 million, including a $25 million revolver. The Credit Agreement includes a $60 million five-year term loan, which is repayable in equal quarterly installments over a five-year period. The aggregate principal to be repaid each year is as follows: $4.5 million, $9 million, $10.5 million, $13.5 million, $15 million, and $7.5 million in 2005, 2006, 2007, 2008, 2009, and 2010, respectively. Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by Kadant (a) the prime rate plus an applicable margin (up to .25%) or (b) a eurocurrency rate plus an applicable margin (up to 1.25%). The applicable margin is determined based upon Kadant's total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

    The obligations of Kadant under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

    In addition, the Credit Agreement contains negative covenants applicable to Kadant and its subsidiaries, including financial covenants requiring Kadant to comply with a maximum consolidated leverage ratio of either 2.5 or 3.0 and a minimum consolidated fixed charge coverage ratio of 1.5, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, negative pledges, arrangements affecting subsidiary distributions, entering into new lines of business, and amending the documents relating to the Johnson acquisition.

    The loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of Kadant and secured by a pledge of 65% of the stock of the first-tier foreign subsidiaries of Kadant and the subsidiary guarantors pursuant to a Guarantee and Pledge Agreement effective as of May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.
<

>
                                  KADANT INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
--------------

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

Overview

Company Background

    We are a leading supplier of equipment used in the global papermaking and paper recycling industry and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations consist of one operating segment, Pulp and Papermaking Systems (Papermaking Systems), and a separate product line, Fiber-based Products. We aggregate into the Papermaking Systems segment our businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. We also manage a composite building products business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements as a result of our decision to sell that business.

    We were incorporated in Delaware in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, we completed an initial public offering of a portion of our outstanding common stock. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. In August 2001, Thermo Electron disposed of its remaining equity interest in us by means of a stock dividend to its shareholders. In May 2003, we moved the listing of our common stock to the New York Stock Exchange, where it continues to trade under the symbol "KAI."

Pulp and Papermaking Systems Segment

    Our Papermaking Systems segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the paper and paper recycling industries. Principal products include:

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

<

>
                                  KADANT INC.

Overview (continued)

Fiber-Based Products

    We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Discontinued Operation

    We produce composite building products, including decking and railing systems and roof tiles, made from recycled fiber, plastic, and other material, which are marketed through distributors primarily to the building industry.

    On October 27, 2004, our board of directors approved a plan and management committed to sell our composites business after making a determination that the business no longer aligned with our long-term strategy. We intend to sell the composites business as a going concern and are working with an investment banking firm to sell this business. We plan to sell the composites business by the end of 2005 at a price that is reasonable compared to its carrying value. The composites business had total assets and liabilities of $16.2 million and $7.0 million, respectively, as of April 2, 2005, including accrued warranty costs of $4.1 million, which we may not be able to transfer in a sale. In addition, revenues and net loss for the first quarter of 2005 were $5.2 million and $0.4 million, respectively. The composites business has been presented as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented.

International Sales

    During the first quarters of 2005 and 2004, approximately 57% and 59%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Application of Critical Accounting Policies and Estimates

    The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed with the Securities and Exchange Commission. There have been no material changes to these critical accounting policies since fiscal year-end 2004 that warrant further disclosure.

<

>
                                  KADANT INC.

Overview (continued)

Industry and Business Outlook

    Our products are primarily sold to the pulp and paper industry. Although the paper industry had been in a prolonged downcycle for the past several years, the performance of paper producers, especially in North America, has been gradually improving over the past few quarters. Increased operating rates and improved pricing has helped to increase the profitability of paper producers during this period, although their profitability is still being negatively affected by higher operating costs, especially higher energy costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. We expect, however, if the market recovers, paper companies will increase their capital and operating spending, which will have a positive effect on paper company suppliers, such as Kadant, although the timing of such effect is difficult to predict. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) expanding our business in China, (ii) increasing our higher-margin parts and consumables businesses across all our product lines,
(iii) sourcing the manufacture of non-proprietary components from third-party suppliers, (iv) shifting more production to our lower-cost manufacturing facilities, and (v) lowering our manufacturing overhead costs throughout the business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

    In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring is intended to strengthen Kadant Lamort's competitive position in the European paper industry. Under French law, the proposed restructuring requires consultation with Kadant Lamort's workers' council, which represents the employees, before implementation. The restructuring primarily includes the reduction of up to 136 full-time positions in France, and is expected to be implemented in 2005. We accrued a restructuring charge of $9.2 million in the fourth quarter of 2004 for severance and other termination costs in connection with the workforce reduction. Negotiations with the workers' council are ongoing and Kadant Lamort has experienced intermittent work stoppages by employees protesting the proposed restructuring. Kadant Lamort has developed contingency plans to reduce the risk of the work stoppages affecting its ability to meet its contractual commitments. We expect that Kadant Lamort will continue to experience significant operating losses until these restructuring actions are completed.

    We continue to pursue market opportunities outside North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we plan to build a manufacturing and assembly facility in China for our stock-preparation equipment and related aftermarket products. Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. For the past several quarters, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects, which we believe is due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China's banking system. This has caused delays in receiving orders and, as a result, will delay our recognizing revenue on these projects to periods later than originally expected. We plan to use our new facility in China as a base for increasing our aftermarket business, which we believe will be more predictable.

    On May 11, 2005, we acquired all of the outstanding stock of The Johnson Corporation (Johnson), a leading supplier of steam and condensate systems, components, and controls used primarily in the dryer section of papermaking and during the production of steel, plastics, rubber, and textiles. Johnson was a privately held company based in Michigan with approximately 575 employees at operations in North and South America, Europe and Asia. Johnson's primary products include rotary joints, syphons, and related steam and condensate systems. The Base Purchase price for the acquisition was $102 million in cash, subject to post-closing adjustments. On May 11, 2005, the purchase price was adjusted to $101.5 million, subject to a further post-closing adjustment as outlined in the Purchase Agreement for Johnson. The parties also agreed in the Purchase Agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date and July 1, 2006, which could increase the Base Purchase Price by up to $8 million. In addition to the cash consideration, we issued a letter of credit to the sellers for

<

>
                                  KADANT INC.

Overview (continued)

$4 million, subject to adjustment, related to certain tax assets of Johnson, the value of which we expect to realize.

    Our 2005 guidance reflects expected revenues and earnings per share from continuing operations, which excludes the results from our composite building products business (accounted for as a discontinued operation). For the second quarter of 2005, we expect to earn between $.19 to $.21 per diluted share, on revenues of $54 to $56 million. For the full year, we expect to earn between $.86 to $.96 per diluted share, on revenues of $205 to $215 million. This guidance does not include any impact from the acquisition of Johnson, including the future amortization expense associated with acquired intangibles and the future impact on interest income and expense due to the acquisition.

Results of Operations

First Quarter 2005 Compared With First Quarter 2004
---------------------------------------------------

    The following table sets forth, for the first fiscal quarters of 2005 and 2004, our unaudited condensed consolidated statement of income expressed as a percentage of total revenues. The results of operations for the fiscal quarter ended April 2, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                        Three Months Ended
                                                                                                    -------------------------
                                                                                                    April 2,         April 3,
                                                                                                        2005             2004
-----------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                               100.0%           100.0%
                                                                                                       -----            -----

Costs and Operating Expenses:
 Cost of revenues                                                                                       63.0             59.0
 Selling, general, and administrative expenses                                                          29.3             29.0
 Research and development expenses                                                                       2.1              1.9
                                                                                                       -----            -----
                                                                                                        94.4             89.9
                                                                                                       -----            -----

Operating Income                                                                                         5.6             10.1

Interest Income, net                                                                                     0.9              0.7
                                                                                                       -----            -----

Income from Continuing Operations Before Provision for
 Income Taxes                                                                                            6.5             10.8
Provision for Income Taxes                                                                               0.4              3.8
                                                                                                       -----            -----

Income from Continuing Operations                                                                        6.1              7.0
Loss from Discontinued Operation                                                                        (0.7)            (1.3)
                                                                                                       -----            -----
Net Income                                                                                               5.4%             5.7%
                                                                                                       =====            =====

Revenues

    Revenues increased to $50.7 million in the first quarter of 2005 from $47.5 million in the first quarter of 2004, an increase of $3.2 million, or 7%. Revenues in the first quarter of 2005 include a favorable effect of currency translation of $1.0 million, or 2%, due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.


<

>
                                  KADANT INC.

Results of Operations (continued)

    Revenues for the first quarters of 2005 and 2004 from our Papermaking Systems segment and our Fiber-based Products business are as follows:

                                                                                                            Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 2,           April 3,
(In thousands)                                                                                            2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Systems                                                                         $ 47,571           $ 45,564
 Fiber-based Products                                                                                    3,173              1,936
                                                                                                      --------           --------
                                                                                                      $ 50,744           $ 47,500
                                                                                                      ========           ========

    Pulp and Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $47.6 million in the first quarter of 2005 from $45.6 million in the first quarter of 2004, an increase of $2.0 million, or 4%.
Revenues in the first quarter of 2005 include the favorable effect of currency translation described above, all of which related to this segment.

    Revenues at the Papermaking Systems segment by product line are as follows:


                                                                                                                        Increase
                                                                                                                      (Decrease)
                                                                  Three Months Ended                                   Excluding
                                                               -------------------------                               Effect of
                                                               April 2,         April 3,             Increase           Currency
(In millions)                                                      2005             2004             (Decrease)      Translation
--------------------------------------------------------------------------------------------------------------------------------

Product Line:
 Stock-Preparation Equipment                                   $   24.5          $  21.6             $      2.9          $   2.4
 Accessories                                                       15.3             16.0                   (0.7)            (1.1)
 Water-Management                                                   7.4              7.6                   (0.2)            (0.3)
 Other                                                              0.4              0.4                      -                -
                                                               --------         --------             ----------          -------
                                                               $   47.6         $   45.6             $      2.0          $   1.0
                                                               ========         ========             ==========          =======


    Revenues from the segment's stock-preparation equipment product line increased $2.9 million, or 13%, in the first quarter of 2005 compared to the first quarter of 2004, including a $0.5 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $2.4 million, or 11%, due to a $2.2 million, or 34%, increase in sales in our North American-based business and a $1.1 million, or 13%, increase in sales in Europe. These increases were offset in part by a $0.9 million, or 15%, decrease in sales in China in the first quarter of 2005 due to continued customer delays in obtaining financing.

    Revenues from the segment's accessories product line decreased $0.7 million, or 4%, in the first quarter of 2005 compared to the first quarter of 2004, including a $0.4 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's accessories product line decreased $1.1 million, or 7%, due to a decrease in sales in North America and Europe.

    Revenues from the segment's water-management product line decreased $0.2 million, or 3%, in the first quarter of 2005 compared to the first quarter of 2004, including a $0.1 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's water-management product line decreased $0.3 million, or 4%, due primarily to a decrease in capital sales in North America.

<

>
                                  KADANT INC.

Results of Operations (continued)

    Fiber-Based Product. Revenues from the Fiber-based Products business increased $1.2 million, or 64%, to $3.2 million in the first quarter of 2005 from $1.9 million in the first quarter of 2004, primarily as a result of an increase in sales to an existing customer of Biodac, our product family of biodegradable granules that we produce from papermaking byproducts.

Gross Profit Margin

    Gross profit margin was 37% in the first quarter of 2005 compared to 41% in the first quarter of 2004.

    Gross profit margins for the first quarters of 2005 and 2004 for our Papermaking Systems segment and our Fiber-based Products business are as follows:

                                                                                                            Three Months Ended
                                                                                                      ---------------------------
                                                                                                      April 2,           April 3,
                                                                                                          2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Systems                                                                             36.6%              41.3%
 Fiber-based Products                                                                                     42.9               34.3
                                                                                                          ----               ----
                                                                                                          37.0%              41.0%

    The gross profit margin at the Papermaking Systems segment decreased to 37% in the first quarter of 2005 from 41% in the first quarter of 2004 primarily due to lower margins at our Kadant Lamort subsidiary, which is undergoing a major restructuring of its business. Our product gross margins were also lower due to an unfavorable product mix towards lower margin capital products primarily in our stock-preparation equipment product-line from sales of capital equipment in North America and China. The gross profit margin at the Fiber-based Products business increased to 43% in the first quarter of 2005 from 34% in the first quarter of 2004 due to greater operating efficiencies as a result of higher production levels in 2005.

Operating Expenses

    Selling, general, and administrative expenses as a percentage of revenues remained constant at 29% in the first quarters of 2005 and 2004. Selling, general, and administrative expenses increased to $14.9 million in the first quarter of 2005 from $13.8 million in the first quarter of 2004, an increase of $1.1 million, or 8%, primarily due to a gain of approximately $1.0 million in the first quarter of 2004. The gain in the first quarter of 2004 resulted from the renegotiation of a series of agreements with one of our licensees, which lowered selling, general, and administrative expenses in that period. In addition, an increase of $0.3 million in the first quarter of 2005 was due to the unfavorable impact of foreign currency translation in the Papermaking Systems segment compared to the first quarter of 2004.

    Research and development expenses were $1.0 million and $0.9 million in the first quarters of 2005 and 2004, respectively, and represented 2% of revenues in both periods.

Interest Income

    Interest income increased to $0.5 million in the first quarter of 2005 from $0.3 million in the first quarter of 2004 primarily due to higher prevailing interest rates.



<

>
                                   KADANT INC.

Results of Operations (continued)

Income Taxes

    Our effective tax rate was 6% and 35% in the first quarters of 2005 and 2004, respectively. The 6% effective tax rate in the first quarter of 2005 consisted of our 33% recurring tax rate, offset by a 27% non-recurring tax benefit associated with a reimbursement of $0.9 million received from our former parent company, Thermo Electron, pursuant to our tax matters agreement for tax years in which we were included in Thermo Electron's consolidated tax return. The 33% effective tax rate in the first quarter of 2005 decreased compared with the first quarter of 2004 primarily due to a decrease in the foreign blended rate.

Income from Continuing Operations

    Income from continuing operations decreased to $3.1 million in the first quarter of 2005 from $3.3 million in the first quarter of 2004, a decrease of $0.2 million, or 7%. This decrease was primarily due to a $2.0 million decrease in pre-tax operating income, offset by a $0.9 million tax benefit associated with a reimbursement received from our former parent company, Thermo Electron, pursuant to our tax matters agreement for tax years in which we were included in Thermo Electron's consolidated tax return.

Loss from Discontinued Operation

    Loss from discontinued operation decreased to $0.4 million in the first quarter of 2005 from $0.6 million in the first quarter of 2004, due primarily to a $0.4 million decrease in pre-tax operating losses.

Liquidity and Capital Resources

    Consolidated working capital, including the discontinued operation, was $116.8 million at April 2, 2005, compared with $113.7 million at January 1, 2005. Included in working capital are cash and cash equivalents of $80.5 million at April 2, 2005, compared with $82.1 million at January 1, 2005. At April 2, 2005, $19.4 million of cash and cash equivalents were held by our foreign subsidiaries.

    Our operating activities provided $0.4 million and $2.3 million of cash during the first quarters of 2005 and 2004, respectively. Cash was provided by income from continuing operations of $3.1 million and a non-cash charge for depreciation and amortization expense of $1.0 million in the first quarter of 2005. In addition, in the first quarter of 2005, an increase in accounts payable provided an increase in cash of $2.4 million. This increase in accounts payable was primarily associated with the purchase of inventory for new orders at the Papermaking Systems segment. In the first quarter of 2005 cash of $2.1 million was used to purchase inventory, and a decrease in other current liabilities used cash of $1.7 million, primarily due to a decrease in accrued payroll and employee benefits as a result of employee incentive payments made in the first quarter of 2005. In addition, an increase in unbilled contract costs and fees used cash of $1.3 million in the first quarter of 2005 and an increase in accounts receivable resulted in a use of cash of $0.7 million, primarily at the Papermaking Systems segment, due to the timing of payments.

    Our investing activities used cash of $0.4 million in the first quarter of 2005 compared with providing $0.5 million of cash in the first quarter of 2004. During the first quarter of 2005, we purchased $0.2 million of property, plant, and equipment and incurred $0.3 million of deferred acquisition costs associated with the Johnson acquisition.

    Our financing activities provided cash of $0.2 million and $3.6 million in the first quarters of 2005 and 2004, respectively. During the first quarter of 2005, we received proceeds of $0.2 million from the issuance of common stock in connection with the exercise of employee stock options.

    Our discontinued operation used cash of $1.5 million in the first quarters of 2005 and 2004. The use of cash of $1.5 million in the first quarter of 2005 was primarily due to the loss from discontinued operation of $0.4 million, an

<

>
                                  KADANT INC.

Liquidity and Capital Resources (continued)

increase in accounts receivable of $0.5 million, and a decrease in accounts payable of $0.4 million.

    On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board
(FASB) issued FASB Staff Position, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FAS No. 109-2). FAS No. 109-2 allows companies additional time to evaluate the effect of the law on unrepatriated foreign earnings, and whether they continue to qualify for the exception in SFAS No. 109, "Accounting for Income Taxes," to recognizing deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through April 2, 2005, we have not provided U.S. income taxes on approximately $44.5 million of unremitted foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether we will ultimately utilize and benefit from the provisions of the Act depends on a number of factors, including the results of reviewing future Congressional guidance before a decision can be made. Until that time, we will make no change in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. We do not expect that this will have a material adverse effect on our current liquidity. Absent the repatriation incentive of the Act, we believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $1.9 million.

    In May 2004, our board of directors authorized the repurchase of up to $30 million of our equity securities in the open market or in negotiated transactions through May 18, 2005. As of April 2, 2005, we had repurchased 460,400 shares of our common stock under this authorization for $9.3 million. For the period from April 2, 2005 through May 5, 2005, we repurchased an additional 39,700 shares of our common stock under this authorization for $0.7 million. On May 6, 2005, our board of directors authorized the repurchase of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006.

    Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2005 for property, plant, and equipment of approximately $3.8 million, including $1.2 million for our manufacturing and assembly facility in China to support our stock-preparation equipment business.

    Our future liquidity position will be primarily affected by the acquisition of Johnson, the level of cash flows from operations and the amount of cash expended on debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from the credit facility and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our operations for the foreseeable future.

    We completed our acquisition of Johnson on May 11, 2005 for $101.5 million, subject to a further post-closing adjustment as outlined in the Purchase Agreement for Johnson. The parties also agreed in the Purchase Agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date and July 1, 2006, which could increase the purchase price by up to $8 million. In addition to the cash consideration, we issued a letter of credit to the sellers for $4 million, subject to adjustment, related to certain tax assets of Johnson, the value of which we expect to realize. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (the Credit Agreement) effective as of May 9, 2005 in the aggregate principal amount of up to $85 million, including a $25 million revolver. The Credit Agreement includes a $60 million five-year term loan, which is repayable in equal quarterly installments over a five-year period. The aggregate principal to be repaid each year is as follows: $4.5 million, $9 million, $10.5 million, $13.5 million, $15 million, and $7.5 million in 2005, 2006, 2007, 2008, 2009, and 2010, respectively. Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by Kadant (a) the prime rate plus an applicable margin (up to .25%) or (b) a eurocurrency

<

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

rate plus an applicable margin (up to 1.25%). The applicable margin is determined based upon Kadant's total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

    The obligations of Kadant under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

    In addition, the Credit Agreement contains negative covenants applicable to Kadant and its subsidiaries, including financial covenants requiring Kadant to comply with a maximum consolidated leverage ratio of either 2.5 or 3.0 and a minimum consolidated fixed charge coverage ratio of 1.5, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, negative pledges, arrangements affecting subsidiary distributions, entering into new lines of business, and amending the documents relating to the Johnson acquisition.

    The loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of Kadant and secured by a pledge of 65% of the stock of the first-tier foreign subsidiaries of Kadant and the subsidiary guarantors pursuant to a Guarantee and Pledge Agreement effective as of May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

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

    During the first quarters of 2005 and 2004, approximately 57% and 59%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

    - agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
    -       foreign customers may have longer payment cycles;


<                                       23

>
                                   KADANT INC.

Risk Factors (continued)

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

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

    On May 9, 2005, we entered into a Credit Agreement, consisting of a $60 million five-year term loan and a $25 million revolver. On May 11, 2005, we borrowed $60 million to fund the acquisition of Johnson under the term loan. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

    Our leverage could have negative consequences including:

    - increasing our vulnerability to adverse economic and industry conditions,
    -       limiting our ability to obtain additional financing,
    - limiting our ability to pay dividends on or repurchase our capital stock,
    - limiting our ability to acquire new products and technologies through acquisitions or licensing, and
    - limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

    Our indebtedness bears interest at floating rates pursuant to the terms of the Credit Agreement. As a result, our interest payment obligations on this indebtedness will increase if interest rates increase.

    Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate


<                                       24

>
                                   KADANT INC.

Risk Factors (continued)

sufficient cash flows to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

Restrictions in our Credit Agreement may limit our activities.

    Our Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:

    -       incur additional indebtedness,
    -       pay dividends on, redeem or repurchase our capital stock,
    -       make investments,
    -       create liens,
    -       sell assets,
    -       enter into transactions with affiliates, and
    - consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

    We are also required to meet specified financial ratios under the terms of our Credit Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition.

    Our failure to comply with any of these restrictions or covenants may result in an event of default under our Credit Agreement, which could permit acceleration of the debt under that instrument and require us to repay that debt before its scheduled due date.

    If an event of default occurs, we may not have sufficient funds available to make the required payments under our indebtedness. If we are unable to repay amounts owed under our Credit Agreement, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under that agreement.

Our inability to successfully integrate Johnson into our business could have a material adverse effect on our business.

    On May 11, 2005, we acquired Johnson, for approximately $102 million in cash, subject to post-closing and other adjustments outlined in the Purchase Agreement. Over the coming months, we will be working to integrate Johnson into our business. This integration will be complex, involving the merger of employees, products and services over multiple U.S. and international locations. We may not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the acquisition. To meet our quarterly certification requirements and in anticipation of incorporating Johnson into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Johnson's internal control structure to ensure that its controls over financial reporting are consistent with Kadant's policies and procedures. Given the multi-location structure of the Johnson business, this review will take significant time and effort, similar to Kadant's Sarbanes-Oxley compliance efforts in 2004, and will involve significant cost. We may identify control deficiencies during this process. Our ability to realize the value of the goodwill and other intangibles to be recorded for this acquisition will depend on the future cash flows of the Johnson business. If these future cash flows are below what we anticipated, we may incur future impairment losses associated with goodwill and intangibles, which could have a material adverse effect on our results of operations.


<                                       25

>
                                   KADANT INC.

Risk Factors (continued)

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.

    Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We do incur costs from time to time associated with potential acquisitions, which are deferred during the due diligence phase. Future operating results could be negatively impacted in any quarter in which we determine that a potential acquisition will not close and these associated costs are expensed. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. We may not be able to complete future acquisitions, integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions. In addition, we have previously acquired several companies and businesses. As a result of these acquisitions, we have recorded significant goodwill on our condensed consolidated balance sheet, and in conjunction with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002, we recorded a transitional impairment charge upon the adoption of this standard. Any future impairment losses identified will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill that we have recorded will depend on the future cash flows of these businesses. These cash flows depend, in part, on how well we have integrated these businesses.

Our inability to successfully complete the proposed restructuring of our Kadant Lamort subsidiary would have a negative effect on our future operating results.

    In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring is intended to strengthen Kadant Lamort's competitive position in the European paper industry. Under French law, the proposed restructuring requires consultation with Kadant Lamort's workers' council, which represents the employees, before implementation. The restructuring primarily includes the reduction of up to 136 full-time positions in France, and is expected to be implemented in 2005. Negotiations with the workers' council are ongoing and Kadant Lamort has experienced intermittent work stoppages by employees protesting the proposed restructuring. We expect that this subsidiary will continue to experience operating losses until these restructuring actions are completed. If we were unable to complete this restructuring, our future operating results would be negatively impacted.

We may not be successful in selling our composite building products business.

    On October 27, 2004, our board of directors approved a plan to sell our composite building products business (the "composites business"). We cannot predict on what terms we may sell the business or if we will be successful in selling this business at all. There are certain liabilities associated with our composites business, such as warranty obligations, which we will likely not be able to transfer to a future buyer. If we are not able to transfer these liabilities with the sale, it could have a material adverse effect on our future results of operations. Under applicable accounting rules, the results of the composites business will be reported as a discontinued operation; however, we will continue to report these results in our consolidated financial statements. For as long as we continue to own the composite building products business, our consolidated performance will continue to be subject to the risks and uncertainties related to that business, including the risks identified in the following Risk Factors.

>
                                   KADANT INC.

Risk Factors (continued)

Our performance in the market for composite building products will depend on our ability to manufacture and distribute our composite building products.

    Development, formulation, manufacturing, and commercialization of our composite building products require significant testing and technical expertise and our efforts may not be successful. Growth of our composite building products business requires ongoing market acceptance. Our composite building products business is subject to intense competition, particularly in the decking market, from traditional wood products and other composite lumber manufacturers, many of whom have greater financial, technical, and marketing resources than we do. As a result, we may be unable to compete successfully in this market. We have limited experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we have in the past and may continue to encounter difficulties in connection with any large-scale manufacturing or commercialization of these products. Our capacity may not be sufficient to meet demand without significant additional investment. In addition, the majority of our production is dependent upon a single piece of equipment. If that equipment were to fail for an extended period of time, it would have a material adverse effect on our revenues from this business in that period. We rely on distributors in the building products industry to market, distribute, and sell our products. We may be unable to produce our products in sufficient quantity to interest or retain these distributors or to add new distributors. In addition, the announcement of our proposed sale of the composites business and warranty issues may impact our relationships with our existing and proposed new distributors and may cause them to reduce or curtail their purchases of our products. If we are unable to distribute our products effectively, our revenues will decline and we will have to incur additional expenses to market these products directly.

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

<

>
                                   KADANT INC.

Risk Factors (continued)

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

<

>
                                   KADANT INC.

Risk Factors (continued)

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

    Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

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

<

>
                                   KADANT INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

    Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2004.

Item 4 - Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures

    Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2005. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as April 2, 2005, our Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.


(b) Changes in Internal Control Over Financial Reporting

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

<

>
                                   KADANT INC.

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

    In April 2005, we issued an aggregate of 7,500 shares of our common stock, $0.01 par value per share, to our outside directors nominated for re-election at our 2005 annual meeting, pursuant to our Directors Restricted Stock Plan, as amended. Under this plan, our outside directors each receive 2,500 shares of restricted stock annually as compensation for their service as a director. The shares issued to directors are restricted from resale for three years, with certain exceptions. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

    The following table provides information about purchases by us of our common stock during the three months ended April 2, 2005:

                      Issuer Purchases of Equity Securities
                      -------------------------------------
                                                                                                      Approximate Dollar Value
                                                                             Total Number of Shares   of Shares that May Yet Be
                                                                              Purchased as Part of            Purchased
                          Total Number of Shares      Average Price Paid       Publicly Announced       Under the Plans
       Period                 Purchased (1)                  per Share             Plans (2)
--------------------------------------------------------------------------------------------------------------------------------
1/2/05 - 1/31/05                      -                          -                       -                 $ 20,650,526
2/1/05 - 2/28/05                      -                          -                       -                 $ 20,650,526
3/1/05 - 4/2/05                       -                          -                       -                 $ 20,650,526
Total:                                -                          -                       -

(1) During the first quarter of 2005, we did not repurchase any of our common stock.
(2) On May 18, 2004, our board of directors approved the repurchase by us of up to $30 million of our equity securities through May 18, 2005. The epurchases may be made in the open market or in negotiated transactions, from time to time, depending on market conditions. As of April 2, 2005, we had repurchased 460,400 shares of our common stock for $9.3 million under this authorization. For the period from April 2, 2005 to May 5, 2005, we repurchased an additional 39,700 shares of our common stock for $0.7 million.


Item 6 - Exhibits
-----------------

       See Exhibit Index on the page immediately preceding exhibits.


<

>
                                   KADANT INC.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May, 2005.

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