Form 10-Q
period 2005-07-02
KADANT INC
filed 2005-08-11
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 2, 2005
         or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ________ to _________

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

Indicate by check mark whether or not the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at August 4, 2005
     ----------------------------             -----------------------------
     Common Stock, $.01 par value                      13,894,703

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                    KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                      July 2,         January 1,
(In thousands)                                                                                           2005               2005
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $ 46,221           $ 82,089
 Accounts receivable, less allowances of $2,479 and $1,678                                             41,879             30,022
 Unbilled contract costs and fees                                                                      18,111             10,258
 Inventories (Note 5)                                                                                  38,295             27,316
 Deferred tax asset                                                                                     9,013              6,691
 Other current assets                                                                                   7,639              6,703
 Assets of discontinued operation (Note 14)                                                            14,919             15,650
                                                                                                     --------           --------
Total Current Assets                                                                                  176,077            178,729
                                                                                                     --------           --------

Property, Plant, and Equipment, at Cost                                                                85,239             68,224
 Less: Accumulated depreciation and amortization                                                       51,402             51,160
                                                                                                     --------           --------
                                                                                                       33,837             17,064
                                                                                                     --------           --------

Other Assets                                                                                           19,447             11,342
                                                                                                     --------           --------

Intangible Assets                                                                                      37,574              3,694
                                                                                                     --------           --------

Goodwill                                                                                              121,732             74,408
                                                                                                     --------           --------

Total Assets                                                                                         $388,667           $285,237
                                                                                                     ========           ========


           The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>
                                    KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                      July 2,         January 1,
(In thousands, except share amounts)                                                                     2005               2005
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations (Note 6)                                                $  9,037           $      -
 Accounts payable                                                                                      24,724             21,327
 Accrued payroll and employee benefits                                                                 13,478             11,261
 Accrued warranty costs (Note 8)                                                                        3,766              3,582
 Accrued restructuring costs (Note 9)                                                                   9,289             10,026
 Accrued income taxes                                                                                   5,345                886
 Other current liabilities                                                                             17,036             10,419
 Liabilities of discontinued operation (Note 14)                                                        6,572              7,578
                                                                                                     --------           --------
Total Current Liabilities                                                                              89,247             65,079
                                                                                                     --------           --------

Deferred Income Taxes                                                                                  21,295              4,370
                                                                                                     --------           --------

Long-Term Obligations (Note 6)                                                                         51,980                  -
                                                                                                     --------           --------

Other Long-Term Liabilities                                                                            11,407              3,327
                                                                                                     --------           --------

Minority Interest                                                                                       1,174                  -
                                                                                                     --------           --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
   none issued                                                                                              -                  -
 Common stock, $.01 par value, 150,000,000 shares authorized;
   14,604,520 shares issued                                                                               146                146
 Capital in excess of par value                                                                        97,525             98,450
 Retained earnings                                                                                    135,251            129,173
 Treasury stock at cost, 709,817 and 689,407 shares                                                   (17,930)           (18,158)
 Deferred compensation                                                                                   (299)               (50)
 Accumulated other comprehensive items (Note 2)                                                        (1,129)             2,900
                                                                                                     --------           --------
                                                                                                      213,564            212,461
                                                                                                     --------           --------

Total Liabilities and Shareholders' Investment                                                       $388,667           $285,237
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

<

>

                                    KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                     ---------------------------
                                                                                                      July 2,            July 3,
(In thousands, except per share amounts)                                                                 2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                             $ 65,086           $ 52,652
                                                                                                     --------           --------

Costs and Operating Expenses:
 Cost of revenues                                                                                      40,385             32,255
 Selling, general, and administrative expenses                                                         18,497             14,575
 Research and development expenses                                                                      1,247                581
                                                                                                     --------           --------
                                                                                                       60,129             47,411
                                                                                                     --------           --------

Operating Income                                                                                        4,957              5,241

Interest Income                                                                                           379                318
Interest Expense                                                                                         (473)                (4)
                                                                                                     --------           --------

Income from Continuing Operations Before Provision for
 Income Taxes and Minority Interest Expense                                                             4,863              5,555
Provision for Income Taxes                                                                              1,654              1,558
Minority Interest Expense                                                                                  62                 14
                                                                                                     --------           --------

Income from Continuing Operations                                                                       3,147              3,983
Income (Loss) from Discontinued Operation (net of income tax expense
 of $111 in 2005 and income tax benefit of $130 in 2004) (Note 14)                                        207               (240)
                                                                                                     --------           --------

Net Income                                                                                           $  3,354           $  3,743
                                                                                                     ========           ========

Basic Earnings per Share (Note 3):
 Continuing Operations                                                                               $    .23           $    .28
 Discontinued Operation                                                                                   .01               (.02)
                                                                                                     --------           --------
 Net Income                                                                                          $    .24           $    .26
                                                                                                     ========           ========

Diluted Earnings per Share (Note 3):
 Continuing Operations                                                                               $    .22           $    .27
 Discontinued Operation                                                                                   .02               (.01)
                                                                                                     --------           --------
 Net Income                                                                                          $    .24           $    .26
                                                                                                     ========           ========

Weighted Average Shares (Note 3):
 Basic                                                                                                 13,891             14,218
                                                                                                     ========           ========

 Diluted                                                                                               14,181             14,555
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

<

>
                                    KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                     ---------------------------
                                                                                                      July 2,            July 3,
(In thousands, except per share amounts)                                                                 2005               2004
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                             $115,830           $100,152
                                                                                                     --------           --------

Costs and Operating Expenses:
 Cost of revenues                                                                                      72,367             60,288
 Selling, general, and administrative expenses                                                         33,391             28,346
 Research and development expenses                                                                      2,295              1,469
                                                                                                     --------           --------
                                                                                                      108,053             90,103
                                                                                                     --------           --------

Operating Income                                                                                        7,777             10,049

Interest Income                                                                                           851                647
Interest Expense                                                                                         (475)               (12)
                                                                                                     --------           --------

Income from Continuing Operations Before Provision for
 Income Taxes and Minority Interest Expense                                                             8,153             10,684
Provision for Income Taxes                                                                              1,857              3,353
Minority Interest Expense                                                                                  62                 14
                                                                                                     --------           --------

Income from Continuing Operations                                                                       6,234              7,317
Loss from Discontinued Operation (net of income tax benefit
 of $84 and $456) (Note 14)                                                                              (156)              (846)
                                                                                                     --------           --------


Net Income                                                                                           $  6,078           $  6,471
                                                                                                     ========           ========

Basic Earnings per Share (Note 3):
 Continuing Operations                                                                               $    .45           $    .51
 Discontinued Operation                                                                                  (.01)              (.05)
                                                                                                     --------           --------
 Net Income                                                                                          $    .44           $    .46
                                                                                                     ========           ========

Diluted Earnings per Share (Note 3):
 Continuing Operations                                                                               $    .44           $    .50
 Discontinued Operation                                                                                  (.01)              (.06)
                                                                                                     --------           --------
 Net Income                                                                                          $    .43           $    .44
                                                                                                     ========           ========

Weighted Average Shares (Note 3):
 Basic                                                                                                 13,909             14,220
                                                                                                     ========           ========

 Diluted                                                                                               14,196             14,579
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

<

>
                                    KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                     ---------------------------
                                                                                                      July 2,            July 3,
(In thousands)                                                                                           2005               2004
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net income                                                                                          $  6,078           $  6,471
 Loss from discontinued operation (Note 14)                                                               156                846
                                                                                                     --------           --------
 Income from continuing operations                                                                      6,234              7,317
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                                      2,719              1,833
     Provision for losses on accounts receivable                                                           44                218
     Loss (gain) on sale of property, plant, and equipment                                                 30               (140)
     Minority interest expense                                                                             62                 14
     Other non-cash items                                                                                  34                312
     Changes in current accounts, net of effects of acquisition:
       Accounts receivable                                                                              2,402               (232)
       Unbilled contract costs and fees                                                                (6,125)              (878)
       Inventories                                                                                      3,066               (416)
       Other current assets                                                                               902                (83)
       Accounts payable                                                                                (1,619)             1,297
       Other current liabilities                                                                       (2,866)              (980)
                                                                                                     --------           --------
           Net cash provided by operating activities                                                    4,883              8,262
                                                                                                     --------           --------

Investing Activities:
 Acquisition, net of cash acquired (Note 4)                                                          (101,365)                 -
 Capitalized acquisition costs (Note 4)                                                                 3,073                  -
 Acquisition of minority interest in subsidiary                                                             -               (318)
 Purchases of property, plant, and equipment                                                             (875)              (919)
 Proceeds from sale of property, plant, and equipment                                                       9              1,279
 Other, net                                                                                            (1,041)               (93)
                                                                                                     --------           --------
           Net cash used in investing activities                                                     (100,199)               (51)
                                                                                                     --------           --------

Financing Activities:
 Proceeds from issuance of short- and long-term obligations (Note 6)                                   60,000                  -
 Increase in short- and long-term obligations (Note 4)                                                  4,000                  -
 Net proceeds from issuance of Company common stock                                                       639              4,598
 Purchases of Company common stock                                                                     (2,085)            (6,159)
 Repayments of long-term obligations                                                                        -               (598)
                                                                                                     --------           --------
           Net cash provided by (used in) financing activities                                         62,554             (2,159)
                                                                                                     --------           --------

Exchange Rate Effect on Cash                                                                           (2,675)               698
                                                                                                     --------           --------

Net Cash (Used in) Provided by Discontinued Operation                                                    (431)               240
                                                                                                     --------           --------

(Decrease) Increase in Cash and Cash Equivalents                                                      (35,868)             6,990
Cash and Cash Equivalents at Beginning of Period                                                       82,089             74,412
                                                                                                     --------           --------
Cash and Cash Equivalents at End of Period                                                           $ 46,221           $ 81,402
                                                                                                     ========           ========

Non-cash Investing Activities:

 Fair value of assets acquired                                                                       $156,667           $      -
 Cash paid for acquired business                                                                     (104,531)                 -
 Obligation to be paid for acquired business                                                           (4,000)                 -
                                                                                                     --------           --------
          Liabilities assumed of acquired business                                                   $ 48,136           $      -
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

<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.     General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 2, 2005, its results of operations for the three- and six-month periods ended July 2, 2005, and July 3, 2004, and cash flows for the six-month periods ended July 2, 2005, and July 3, 2004. Interim results are not necessarily indicative of results for a full year.

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

       Results for the six-month period ended July 3, 2004 have been reclassified to reflect the Company's composite building products business as a discontinued operation (Note 14).

2.     Comprehensive Income

       Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains and losses on foreign currency contracts. The components of comprehensive income are as follows:

                                                                           Three Months Ended                Six Months Ended
                                                                        ------------------------          ----------------------
                                                                        July 2,          July 3,          July 2,        July 3,
(In thousands)                                                             2005             2004             2005           2004
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                              $ 3,354          $ 3,743          $ 6,078        $ 6,471
                                                                        -------          -------          -------        -------
Other Comprehensive Items:
 Foreign Currency Translation Adjustments                                (2,997)            (949)          (3,663)         1,087
 Deferred Loss on Foreign Currency Contracts                               (266)             (14)            (366)           (36)
                                                                        -------          -------          -------        -------
                                                                         (3,263)            (963)          (4,029)         1,051
                                                                        -------          -------          -------        -------

Comprehensive Income                                                    $    91          $ 2,780          $ 2,049        $ 7,522
                                                                        =======          =======          =======        =======


<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.     Earnings per Share

       Basic and diluted earnings per share are calculated as follows:

                                                                           Three Months Ended                Six Months Ended
                                                                        ------------------------          ----------------------
                                                                        July 2,          July 3,          July 2,        July 3,
(In thousands, except per share amounts)                                   2005             2004             2005           2004
--------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                       $ 3,147          $ 3,983          $ 6,234        $ 7,317
Income (Loss) from Discontinued Operation                                   207             (240)            (156)          (846)
                                                                        -------          -------          -------        -------

Net Income                                                              $ 3,354          $ 3,743          $ 6,078        $ 6,471
                                                                        =======          =======          =======        =======

Basic Weighted Average Shares                                            13,891           14,218           13,909         14,220
Effect of Stock Options                                                     290              337              287            359
                                                                        -------          -------          -------        -------
Diluted Weighted Average Shares                                          14,181           14,555           14,196         14,579
                                                                        =======          =======          =======        =======

Basic Earnings per Share:
 Continuing Operations                                                  $   .23          $   .28          $   .45        $   .51
 Discontinued Operation                                                     .01             (.02)            (.01)          (.05)
                                                                        -------          -------          -------        -------
 Net Income                                                             $   .24          $   .26          $   .44        $   .46
                                                                        =======          =======          =======       ========

Diluted Earnings per Share:
 Continuing Operations                                                  $   .22          $   .27          $   .44        $   .50
 Discontinued Operation                                                     .02             (.01)            (.01)          (.06)
                                                                        -------          -------          -------        -------
 Net Income                                                             $   .24          $   .26          $   .43        $   .44
                                                                        =======          =======          =======        =======

       Options to purchase approximately 218,000 and 222,400 shares of common stock for the second quarters of 2005 and 2004, respectively, and 222,700 and 234,700 shares of common stock for the first six months of 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive.

4.     Acquisition

       On May 11, 2005, the Company acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boards, metals, plastics, rubber, and textiles. Kadant Johnson was a privately held company based in Three Rivers, Michigan with approximately 575 employees and 2004 annual revenues of $76,092,000. The purchase price for the acquisition was $101,458,000 in cash, subject to a further post-closing adjustment, and $3,073,000 of acquisition-related costs. In addition to the consideration paid at closing, the Company issued a letter of credit to the sellers for $4,000,000 related to certain tax assets of Kadant Johnson, the value of which the Company expects to realize. This amount is subject to adjustment based on The Johnson Corporation's final tax returns for 2004 and 2005. This additional consideration, of which $600,000 is included in other current liabilities and $3,400,000 is included other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next five years as follows: 15% in May of 2006, 2007, 2008 and 2009, and 40% in May 2010.

<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Acquisition (continued)

       The parties also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date (May 11, 2005) and July 1, 2006, which could increase the purchase price by up to $8,000,000. This contingent consideration will be accounted for as an increase in goodwill, if and when the revenue targets are achieved.

       To fund a portion of the purchase price, the Company entered into a term loan and revolving credit facility (see Note 6 for further discussion).

       Pursuant to the purchase agreement, at the closing of the acquisition $12,750,000 of the purchase price was deposited into an escrow fund, primarily to secure certain indemnification obligations of the sellers. On the 18th-month anniversary of the closing, the balance of the escrow fund in excess of $2,000,000 and amounts held for unresolved claims will be distributed to the sellers. The remainder of the escrow fund will be held until the fifth anniversary of the closing to satisfy certain tax, environmental, and other indemnity claims.

       The following table summarizes the purchase method of accounting for the acquisition and the estimated fair values of the assets acquired and the liabilities assumed (in thousands):

Allocation of Purchase Price
Cash and Cash Equivalents                                                             $  4,071
Accounts Receivable, net                                                                17,733
Notes Receivable                                                                         5,577
Inventory                                                                               13,280
Other Current Assets                                                                     5,258
Property, Plant, and Equipment                                                          18,551
Long-Term Deferred Tax Assets                                                            8,689
Other Assets                                                                               657
Intangible Assets                                                                       34,480
Goodwill                                                                                48,371
                                                                                      --------
 Total Assets Acquired                                                                $156,667
                                                                                      --------

Accounts Payable                                                                      $  6,578
Other Current Liabilities                                                               15,242
Short- and Long-Term Debt                                                                3,286
Long-Term Deferred Tax Liabilities                                                      17,148
Other Liabilities                                                                        4,727
Minority Interest                                                                        1,155
                                                                                      --------
 Total Liabilities Assumed                                                              48,136
                                                                                      --------
 Net Assets Acquired                                                                  $108,531
                                                                                      ========

Consideration Paid:
Cash                                                                                  $ 41,458
Debt                                                                                    60,000
Short- and Long-Term Obligations                                                         4,000
Acquisition Costs                                                                        3,073
                                                                                      --------
 Total Consideration Paid                                                             $108,531
                                                                                      ========



<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Acquisition (continued)

       The estimated values of current assets, excluding inventory, and current liabilities were based upon their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Inventory and property, plant, and equipment were recorded at estimated fair value based primarily on cost and market approaches.

       The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

(In thousands)                                                                         Amount              Life
-------------------------------------------------------------------------------------------------------------------
Existing technology                                                                   $  7,840           11 years *
Customer relationships                                                                  15,700           17 years *
Distribution network                                                                     2,400           17 years
Trade name                                                                               8,100          Indefinite
Licensing agreement                                                                        400           20 years
Non-compete agreements                                                                      40            3 years
                                                                                      --------
                                                                                      $ 34,480
                                                                                      ========
* approximate weighted-average lives

       The amount assigned to identifiable intangible assets acquired was based on their respective fair values determined as of the acquisition date by an outside valuation consultant, using income and cost approaches. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $48,371,000. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment annually in the fourth quarter of the Company's fiscal year, as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

       The amortization expense associated with these acquired intangibles was $268,000 in the second quarter of 2005. The estimated future amortization expense associated with these acquired intangible assets is $983,000 in the second half of 2005; $1,967,000 in 2006; $1,967,000 in 2007; $1,952,000 in 2008;
$1,943,000 in 2009; $1,943,000 in 2010; and the remaining $15,357,000 thereafter.

       The acquisition was recorded under the purchase method of accounting as of May 11, 2005 and the operating results of Kadant Johnson were included in Kadant's condensed consolidated statement of income from the acquisition date of May 11, 2005 to July 2, 2005.


<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Acquisition (continued)

       The following condensed consolidated statement of income is presented as if the acquisition of Kadant Johnson had been made at the beginning of the periods presented. This information is not necessarily indicative of what the actual condensed combined statement of income of Kadant and Johnson would have been for the periods presented, nor does it purport to represent the future combined results of operations of Kadant and Johnson.

                                                                                                   Six Months Ended
                                                                                        -------------------------------------
(In thousands)                                                                          July 2, 2005             July 3, 2004
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                   $ 145,031                $ 138,142
                                                                                           ---------                ---------
Operating (Loss) Income *                                                                     (2,553)                  13,824
                                                                                           ---------                ---------
(Loss) Income from Continuing Operations                                                      (2,676)                   7,843
Loss from Discontinued Operation                                                                (156)                    (846)
                                                                                           ---------                ---------
Net (Loss) Income                                                                          $  (2,832)               $   6,997
                                                                                           =========                =========

Basic (Loss) Earnings per Share:
 (Loss) Income from Continuing Operations                                                  $    (.19)               $     .55
 Net (Loss) Income                                                                         $    (.20)               $     .49

Diluted (Loss) Earnings per Share:
 (Loss) Income from Continuing Operations                                                  $    (.19)               $     .54
 Net (Loss) Income                                                                         $    (.20)               $     .48

* Included in operating loss for the first six months of 2005 was $11.0 million in one-time bonuses and $3.1 million in acquisition-related costs incurred by The Johnson Corporation prior to the acquisition.

5.     Inventories

       The components of inventories are as follows:

(In thousands)                                                                          July 2, 2005          January 1, 2005
-----------------------------------------------------------------------------------------------------------------------------
Raw Materials and Supplies                                                                 $  18,060                $  12,849
Work in Process                                                                                7,538                    6,047
Finished Goods (includes $635 and $611 at customer locations)                                 12,697                    8,420
                                                                                           ---------                ---------
                                                                                           $  38,295                $  27,316
                                                                                           =========                =========

6.     Short- and Long-Term Obligations

       The components of short- and long-term obligations are as follows:

(In thousands)                                                                          July 2, 2005          January 1, 2005
-----------------------------------------------------------------------------------------------------------------------------
Current Portion of Term Loan                                                               $   9,000                $       -
Other Short-Term Obligations                                                                      37                        -
                                                                                           ---------                ---------
Current Maturities of Long-Term Obligations                                                $   9,037                $       -
                                                                                           =========                =========

Long-Term Portion of Term Loan                                                             $  51,000                $       -
Other Long-Term Obligations                                                                      980                        -
                                                                                           ---------                ---------
Long-Term Obligations                                                                      $  51,980                $       -
                                                                                           =========                =========


<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.     Short- and Long-Term Obligations (continued)

       To fund a portion of the purchase price for the acquisition of Kadant Johnson, the Company entered into a term loan and revolving credit facility (the "Credit Agreement") effective May 9, 2005 in the aggregate principal amount of up to $85,000,000, including a $25,000,000 revolver. The Credit Agreement is among Kadant, as Borrower, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. On May 11, 2005, the Company borrowed $60,000,000 under the term loan facility, which is repayable in equal quarterly installments over a five-year period. The aggregate principal to be repaid each year is as follows: $4,500,000, $9,000,000, $10,500,000, $13,500,000, $15,000,000, and
$7,500,000 in 2005, 2006, 2007, 2008, 2009, and 2010, respectively. Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by Kadant: (a) the prime rate plus an applicable margin initially set at 0% for 2005, and up to 0.25% thereafter or,
(b) a Eurocurrency rate plus an applicable margin initially set at 1% for 2005, and between 0.625% and 1.25% thereafter. The applicable margin is determined based upon Kadant's total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

       In connection with the Credit Agreement, Kadant agreed to pay a commitment fee, payable quarterly, at an initial rate of 0.25% per annum of the unused amount of revolving credit commitments, subject to adjustment based upon Kadant's total debt to EBITDA ratio (resulting in a per annum rate of between 0.175% and 0.275%).

       Debt issuance costs were approximately $646,000 and are included in other assets in the accompanying condensed consolidated balance sheet. These costs are being amortized to interest expense over five years based on the effective-interest method. As of July 2, 2005, the unamortized debt issuance costs were approximately $616,000.

       The obligations of Kadant under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which include customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

       In addition, the Credit Agreement contains negative covenants applicable to Kadant and its subsidiaries, including financial covenants requiring Kadant to comply with a maximum consolidated leverage ratio of either 2.5 or 3.0 and a minimum consolidated fixed charge coverage ratio of 1.5, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing Kadant's fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of July 2, 2005, Kadant was in compliance with these covenants.

       The loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of Kadant and secured by a pledge of 65% of the stock of the Company's first-tier foreign subsidiaries and the Company's subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.     Swap Agreement

       Kadant entered into a swap agreement (the "Swap Agreement"), which was effective May 17, 2005, to convert $36,000,000 of the principal balance of the $60,000,000 term loan from a floating rate to a fixed rate of interest. The Swap Agreement has a five-year term, the same quarterly payment dates as the hedged portion of the term loan and reduces proportionately in line with the amortization of the term loan. Under the Swap Agreement, Kadant will receive a 3-month LIBOR rate and pay a fixed rate of interest of 4.125%. The net effect on interest expense for the hedged portion of the term loan ($36,000,000) is that Kadant will pay a fixed interest rate of up to 5.375% (the sum of the 4.125% fixed rate under the Swap Agreement and the applicable margin of up to 1.25% on the term loan). The guarantee provisions and the default and financial covenants, as well as certain restrictions on the payment of dividends, included in the Credit Agreement, which are outlined in Note 6, also apply to the Swap Agreement.

       The Swap Agreement has been designated as a cash flow hedge and is carried at fair value. As of July 2, 2005, the unrealized loss associated with the Swap Agreement was $127,000, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the swap is remote based on the creditworthiness of the financial institution issuing the Swap Agreement.

8.     Warranty Obligations

       The Company provides for the estimated cost of product warranties at the time of sale based on our actual historical return rates and repair costs. In the Pulp and Papermaking Systems (Papermaking Systems) segment, the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

       The changes in the carrying amount of the Company's product warranties for the three- and six-month periods ended July 2, 2005 and July 3, 2004 are as follows:

                                                                    Three Months Ended                      Six Months Ended
                                                                ---------------------------            --------------------------
                                                                July 2,             July 3,            July 2,            July 3,
(In thousands)                                                     2005                2004               2005               2004
---------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                  $ 3,755             $ 3,921            $ 3,582            $ 3,661
 Provision charged to income                                        117                 574                970              1,373
 Usage                                                             (238)             (1,011)              (912)            (1,593)
 Acquired warranty obligation                                       232                   -                232                  -
 Other, net (a)                                                    (100)                (24)              (106)                19
                                                                -------             -------            -------            -------
Balance at End of Period                                        $ 3,766             $ 3,460            $ 3,766            $ 3,460
                                                                =======             =======            =======            =======

(a) Represents the effects of currency translation.

See Note 14 for warranty information related to the discontinued operation.

<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.     Restructuring Costs

       In an effort to improve operating performance at the Papermaking Systems segment's Kadant Lamort subsidiary in France, the Company approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort's competitive position in the European paper industry. Under French law, the proposed restructuring required consultation with Kadant Lamort's workers' council, which consists of elected employees supported by trade union representatives, before implementation. The restructuring originally proposed the reduction of up to 136 full-time positions across all functions in France, and is expected to be implemented in 2005. The Company accrued a restructuring charge of $9,235,000 in the fourth quarter of 2004, in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits - An Amendment of Financial Accounting Standards Board (FASB) Statements No. 5 and 43," for severance and other termination costs in connection with the workforce reduction. As a result of the restructuring, the Company expects to realize a curtailment resulting in a reduction in the accrued liability associated with Kadant Lamort's pension plan of approximately $800,000, which will be recognized in 2005 when the restructuring plan has been implemented. In addition, during the fourth quarter of 2004, the Company recorded restructuring costs of $280,000, which were accounted for in accordance with SFAS No. 112, related to severance costs of 11 employees at one of the Papermaking Systems segment's U.S. subsidiaries.

       A summary of the changes in accrued restructuring costs is as follows:

(In thousands)                                                                       Severance
----------------------------------------------------------------------------------------------

Balance at January 1, 2005                                                             $10,026
Usage                                                                                     (150)
Currency translation                                                                      (587)
                                                                                       -------

Balance at July 2, 2005                                                                $ 9,289
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

<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Business Segment Information

       The Company has combined its operating entities into one reportable operating segment, Papermaking Systems. In addition, the Company has two separate product lines; Fiber-based Products and Casting Products, which are included in the "Other" category below. In classifying operational entities into a particular segment, the Company considered how management assesses performance and makes operating decisions and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

                                                                    Three Months Ended                      Six Months Ended
                                                               ----------------------------           ---------------------------
                                                                July 2,             July 3,            July 2,            July 3,
(In thousands)                                                     2005                2004               2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues (a):
   Pulp and Papermaking Systems                                $ 62,528            $ 50,933           $110,099           $ 96,497
   Other (c)                                                      2,558               1,719              5,731              3,655
                                                               --------            --------           --------           --------
                                                               $ 65,086            $ 52,652           $115,830           $100,152
                                                               ========            ========           ========           ========

Income from Continuing Operations Before Provision
 for Income Taxes and Minority Interest Expense (a):
   Pulp and Papermaking Systems (b)                            $  5,934            $  6,152           $  9,310           $ 12,495
   Corporate and Other (c,d)                                       (977)               (911)            (1,533)            (2,446)
                                                               --------            --------           --------           --------
   Total Operating Income                                         4,957               5,241              7,777             10,049
   Interest (Expense) Income, Net                                   (94)                314                376                635
                                                               --------            --------           --------           --------
                                                               $  4,863            $  5,555           $  8,153           $ 10,684
                                                               ========            ========           ========           ========

Capital Expenditures (a):
   Pulp and Papermaking Systems                                $    612            $    505           $    752           $    835
   Corporate and Other (c,d)                                         97                  50                123                 84
                                                               --------            --------           --------           --------
                                                               $    709            $    555           $    875           $    919
                                                               ========            ========           ========           ========

                                                                                                  July 2, 2005    January 1, 2005
---------------------------------------------------------------------------------------------------------------------------------
Total Assets:
   Pulp and Papermaking Systems                                                                       $341,147           $196,248
   Corporate and Other (c,d)                                                                            32,601             73,339
                                                                                                      --------           --------
   Total Assets from Continuing Operations                                                             373,748            269,587
   Total Assets from Discontinued Operations                                                            14,919             15,650
                                                                                                      --------           --------
                                                                                                      $388,667           $285,237
                                                                                                      ========           ========


(a) The results for Kadant Johnson are included from the acquisition date of May 11, 2005 to July 2, 2005.
(b) Includes a pre-tax gain of $970 in the six-month period ending July 3, 2004, which resulted from renegotiating a series of agreements with one of the Company's licensees.
(c) Other includes the results from the Fiber-based Products business and Casting Products business.
(d) Corporate primarily includes general and administrative expenses.



<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

11.    Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation
       Expense

       As permitted by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," and SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123), the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company's stock-based compensation plans been determined based on the fair values at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company's financial results would have been as follows:

                                                                        Three Months Ended                Six Months Ended
                                                                     -----------------------         -------------------------
                                                                     July 2,         July 3,         July 2,           July 3,
(In thousands, except per share amounts)                                2005            2004            2005              2004
------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                    $ 3,147         $ 3,983         $ 6,234           $ 7,317
Income (Loss) from Discontinued Operation                                207            (240)           (156)             (846)
                                                                     -------         -------         -------           -------

Net Income As Reported                                                 3,354           3,743           6,078             6,471
 Deduct: Total stock-based employee compensation expense
   determined under the fair-value-based method for all
   awards, net of tax                                                   (147)           (623)           (349)           (1,129)
                                                                     -------         -------         -------           -------
 Pro forma net income                                                $ 3,207         $ 3,120         $ 5,729           $ 5,342
                                                                     =======         =======         =======           =======

Basic Earnings per Share:
 As reported:
     Income from continuing operations                               $  0.23         $  0.28         $  0.45           $  0.51
     Net income                                                      $  0.24         $  0.26         $  0.44           $  0.46
 Pro forma:
     Income from continuing operations                               $  0.22         $  0.24         $  0.42           $  0.44
     Net income                                                      $  0.23         $  0.22         $  0.41           $  0.38

Diluted Earnings per Share:
 As reported:
     Income from continuing operations                               $  0.22         $  0.27         $  0.44           $  0.50
     Net income                                                      $  0.24         $  0.26         $  0.43           $  0.44
 Pro forma:
     Income from continuing operations                               $  0.21         $  0.23         $  0.41           $  0.42
     Net income                                                      $  0.23         $  0.21         $  0.40           $  0.37

12.    Employee Benefit Plans

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

12.    Employee Benefit Plans (continued)

       The Company's Kadant Lamort subsidiary sponsors a defined benefit pension plan, which is included in the table below in "Other Benefits." Benefits under this plan are based on years of service and projected employee compensation.

       Kadant Johnson also offers a post-retirement welfare benefit plan (reflected in the table below in "Other Benefits") to its U.S. employees upon attainment of eligible retirement age. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions. The accrued post-retirement benefit cost associated with this plan was $4,753,000 at July 2, 2005, and is included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

       The components of the net periodic benefit cost for the pension benefits and other benefits plans in the three- and six-month periods ended July 2, 2005 and July 3, 2004 are as follows:

                                                                        Three Months Ended               Three Months Ended
(In thousands)                                                             July 2, 2005                     July 3, 2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                     Pension         Other           Pension           Other
                                                                     Benefits        Benefits        Benefits          Benefits
                                                                     --------        --------        --------          --------
Components of Net Periodic Benefit Cost:
 Service cost                                                        $    182        $     84        $    158          $     34
 Interest cost                                                            250              79             227                42
 Expected return on plan assets                                          (351)              -            (342)                -
 Recognized net actuarial (gain) loss                                      (1)              9               -                 9
 Amortization of prior service cost                                        12             (12)             11               (15)
                                                                     --------         -------         -------          --------
Net periodic benefit cost                                            $     92        $    160        $     54          $     70
                                                                     ========        ========        ========          ========

                                                                         Six Months Ended                 Six Months Ended
                                                                            July 2,2005                     July 3, 2004
                                                                     -------------------------------------- -------------------
                                                                     Pension         Other           Pension           Other
                                                                     Benefits        Benefits        Benefits          Benefits
                                                                     --------        --------        --------          --------
Components of Net Periodic Benefit Cost:
 Service cost                                                        $    357        $    118        $    320          $     38
 Interest cost                                                            503             119             484                59
 Expected return on plan assets                                          (702)              -            (684)                -
 Recognized net actuarial loss                                              -              17               -                18
 Amortization of prior service cost                                        24             (24)             22               (30)
                                                                     --------        --------        --------          --------
Net periodic benefit cost                                            $    182        $    230        $    142          $     85
                                                                     ========        ========        ========          ========


The weighted-average assumptions used to determine net periodic benefit cost are as follows:

Discount rate                                                           6.00%           5.10%           6.25%             4.80%
Expected long-term return on plan assets                                8.50%              -            8.50%                -
Rate of compensation increase                                           4.00%           2.50%           4.00%             2.50%


<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

12.    Employee Benefit Plans (continued)

       No cash contributions are expected for the U.S. subsidiary's noncontributory defined benefit retirement plan and no cash contributions, other than funding current benefit payments, are expected for the other pension and post-retirement welfare benefits plans in 2005.

       On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was enacted that provides for a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. The Company's accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect any amount associated with the subsidy as the Company has not yet determined whether the benefits provided by the plan are actuarially equivalent to or better than Medicare Part D under the Act.

13.    Recent Accounting Pronouncements

Share-Based Payment
       On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123, supersedes APB Opinion No. 25, and amends SFAS No. 95 "Statement of Cash Flows." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective for the Company on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Under SFAS 123R, companies must determine the appropriate fair value model to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Management is evaluating the requirements of SFAS No. 123R. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will vary based on the levels of share-based payments granted in the future and the options then outstanding.

Inventory Costs
       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. This Statement also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 will be effective for the Company on January 1, 2006. Management is currently evaluating the requirements of SFAS No. 151 and the impact this standard will have on its financial statements.

14.    Discontinued Operation

       On October 27, 2004, the Company's board of directors approved a plan and management committed to sell the Company's composite building products business (composites business) after making a determination that the business no longer aligned with the Company's long-term strategy. The Company intends to sell the composites business as a going concern and has engaged an investment banking firm for that purpose. The Company plans to sell this business in 2005 at a price that is reasonable compared to its carrying value. As a result of this decision, the Company evaluated whether the composites business should be classified as a discontinued operation under SFAS No. 144. The Company has presented the composites business in the accompanying condensed consolidated financial statements as a discontinued operation, as all the criteria under SFAS No. 144 have been met. All prior periods have been restated to reflect the composites business as a discontinued operation.

<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


14.    Discontinued Operation (continued)

       Operating results for the composites business are as follows:

                                                                        Three Months Ended               Six Months Ended
                                                                     ------------------------        ------------------------
                                                                     July 2,         July 3,         July 2,          July 3,
(In thousands)                                                          2005            2004            2005             2004
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $ 5,548         $  5,130        $ 10,784        $  9,357
                                                                     -------         --------        --------        --------
Income (Loss) Before Provision for Income Taxes                          318             (370)           (240)         (1,302)
Income Tax (Provision) Benefit                                          (111)             130              84             456
                                                                     -------         --------        --------        --------
Income (Loss) From Discontinued Operation                            $   207         $   (240)       $   (156)       $   (846)
                                                                     =======         ========        ========        ========

       The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

                                                                                                      July 2,      January 1,
(In thousands)                                                                                           2005            2005
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                            $      -        $     39
Accounts receivable, less allowances                                                                    1,705           2,252
Inventories                                                                                             3,861           4,035
Other current assets                                                                                    1,966           1,981
Property, plant, and equipment, at cost, net                                                            6,803           6,760
Other assets                                                                                              584             583
                                                                                                     --------        --------

Total Assets                                                                                           14,919          15,650
                                                                                                     --------        --------

Accounts payable                                                                                        1,262           1,446
Accrued warranty costs                                                                                  3,486           4,327
Other current liabilities                                                                                 924             905
Other liabilities                                                                                         900             900
                                                                                                     --------        --------

Total Liabilities                                                                                       6,572           7,578
                                                                                                     --------        --------

Net Assets                                                                                           $  8,347        $  8,072
                                                                                                     ========        ========

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

<

>
                                    KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

14.    Discontinued Operation (continued)

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

       A summary of the changes in accrued warranty costs in the six-month periods ended July 2, 2005 and July 3, 2004 is as follows:

                                                                                                          Six Months Ended
                                                                                                     ------------------------
                                                                                                      July 2,         July 3,
(In thousands)                                                                                           2005            2004
-----------------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                                                                       $  4,327        $    869
 Provision                                                                                                633           1,330
 Usage                                                                                                 (1,474)           (728)
                                                                                                     --------        --------

Balance at End of Period                                                                             $  3,486        $  1,471
                                                                                                     ========        ========

       The Company likely will not be able to transfer all the liabilities of the composites business in a sale. Any changes associated with the carrying value of liabilities that are not assumed by a buyer would continue to impact the Company's consolidated results after the sale is completed.




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

Overview

Company Background

       We are a leading supplier of equipment used in the global papermaking and paper recycling industry and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations consist of one reportable operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines; Fiber-based Products and Casting Products. In classifying operational entities into a particular segment, we considered how our management assesses performance and makes operating decisions, and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. We also manage a composite building products business (composites business), which is presented as a discontinued operation in the accompanying condensed consolidated financial statements as a result of our decision to sell that business.

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

Pulp and Papermaking Systems Segment

       Our Papermaking Systems segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the paper and paper recycling industries. With the acquisition of The Johnson Corporation (Kadant Johnson) in May 2005, we added fluid handling systems, which improve dryer performance during the papermaking process. Our principal products include:

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

       - Water-management systems: systems and equipment used to continuously clean paper machine fabrics and to drain, purify, and recycle process water during paper sheet formation; and

       - Fluid handling: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, and textiles.

Other

       Our other business lines include the Fiber-based Products business and Casting Products business.

       Our Fiber-based Products business produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

       Our Casting Products business manufactures grey and ductile iron castings.

Discontinued Operation

       We produce composite building products, including decking and railing systems and roof tiles, made from recycled fiber, plastic, and other material, which are marketed through distributors primarily to the building industry.

       On October 27, 2004, our board of directors approved a plan and management committed to sell our composites business after making a determination that the business no longer aligned with our long-term strategy. We intend to sell the composites business as a going concern and are working with an investment banking firm for that purpose. We plan to sell the composites business by the end of 2005 at a price that is reasonable compared to its carrying value. The composites business had total assets and liabilities of $14.9 million and $6.6 million, respectively, as of July 2, 2005, including accrued warranty costs of $3.5 million, which we may retain in the sale of the business. In addition, revenues and net income for the second quarter of 2005 were $5.5 million and $0.2 million, respectively, and the revenues and net loss for the first six months of 2005 were $10.8 million and $0.2 million, respectively. The composites business has been presented as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented.

International Sales

       During the first six months of 2005 and 2004, approximately 62% and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. The paper industry had been in a prolonged downcycle for the past several years. While the performance of paper producers, especially in North America, has been gradually improving over the past year, the industry is continuing to experience sluggish demand. The profitability of paper producers is still being negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. We expect, however, if the market recovers, paper companies will increase their capital and operating spending, which would have a positive effect on paper company suppliers, such as Kadant, although the timing of such effect is difficult to predict. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) integrating the Kadant Johnson acquisition,
(ii) penetrating new markets outside the paper industry, (iii) opening a stock-preparation production plant in China, (iv) increasing aftermarket sales,
(v) completing the Kadant Lamort restructuring, and (vi) selling the composites business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring is intended to strengthen Kadant Lamort's competitive position in the European paper industry. Under French law, the proposed restructuring required consultation with Kadant Lamort's workers' council, which represents the employees, before implementation. The restructuring originally proposed the reduction of up to 136 full-time positions in France. We accrued a restructuring charge of $9.2 million in the fourth quarter of 2004 for severance and other termination costs in connection with the workforce reduction. Kadant Lamort experienced intermittent work stoppages by employees protesting the proposed restructuring while the consultations with the workers' council were in process. We recently completed the necessary consultations with the workers' council and expect the restructuring to be fully implemented by the fourth quarter of 2005. We expect that Kadant Lamort will continue to experience significant operating losses until these restructuring actions are completed.

       We continue to pursue market opportunities outside North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we plan to build a manufacturing and assembly facility in China for our stock-preparation equipment and related aftermarket products.

<

>
                                  KADANT INC.

Overview (continued)

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

       On May 11, 2005, we acquired all the outstanding stock of Kadant Johnson, a leading supplier of steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of steel, plastics, rubber, and textiles. Kadant Johnson was a privately held company based in Michigan with approximately 575 employees at operations in North and South America, Europe and Asia. Kadant Johnson's primary products include rotary joints, syphons, and related steam and condensate systems. The purchase price was $101.5 million in cash, subject to a further post-closing adjustment as outlined in the purchase agreement for Kadant Johnson, and $3.1 million in acquisition related costs. In addition to the cash consideration, we issued a letter of credit to the sellers for $4 million, subject to adjustment, related to certain tax assets of Kadant Johnson, the value of which we expect to realize. The parties also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date and July 1, 2006, which could increase the purchase price by up to $8 million. The majority of the results for Kadant Johnson will be reported in the Pulp and Papermaking Systems segment within the fluid handling product line. Results associated with the Casting Products business will be reported in "Other."

       Our 2005 guidance reflects expected revenues and earnings per share from continuing operations, which excludes the results from our composite building products business (accounted for as a discontinued operation). For the third quarter of 2005, we expect to earn between $.19 to $.21 per diluted share, on revenues of $65 to $67 million. For the full year, we expect to earn between $.92 to $1.00 per diluted share, on revenues of $250 to $260 million.


<

>
                                  KADANT INC.

Results of Operations

Second Quarter 2005 Compared With Second Quarter 2004
-----------------------------------------------------

       The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the second fiscal quarters of 2005 and 2004. The results of operations for the fiscal quarter ended July 2, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                    Three Months Ended
                                                                                              -------------------------------
                                                                                              July 2,                 July 3,
                                                                                                 2005                    2004
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                          100%                    100%
                                                                                              -------                 -------

Costs and Operating Expenses:
 Cost of revenues                                                                                  62                      61
 Selling, general, and administrative expenses                                                     28                      28
 Research and development expenses                                                                  2                       1
                                                                                              -------                 -------
                                                                                                   92                      90
                                                                                              -------                 -------

Operating Income                                                                                    8                      10

Interest Income (Expense), net                                                                      -                       1
                                                                                              -------                 -------

Income from Continuing Operations Before Provision for
 Income Taxes and Minority Interest Expense                                                         8                      11
Provision for Income Taxes                                                                          3                       3
Minority Interest Expense                                                                           -                       -
                                                                                              -------                 -------

Income from Continuing Operations                                                                   5                       8
Income (Loss) from Discontinued Operation                                                           -                      (1)
                                                                                              -------                 -------
Net Income                                                                                          5%                      7%
                                                                                              =======                 =======


Revenues

       Revenues increased $12.4 million, or 24%, to $65.1 million in the second quarter of 2005 from $52.7 million in the second quarter of 2004. Revenues in the second quarter of 2005 include an $11.1 million, or 21%, increase from recently acquired Kadant Johnson, and the favorable effect of currency translation of $1.2 million, or 2%, due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

       Revenues for the second quarters of 2005 and 2004 from our Papermaking Systems segment and other businesses are as follows:

                                                                                                           Three Months Ended
                                                                                                      ----------------------------
                                                                                                       July 2,             July 3,
(In thousands)                                                                                            2005                2004
----------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Systems                                                                         $ 62,528            $ 50,933
 Other                                                                                                   2,558               1,719
                                                                                                      --------            --------
                                                                                                      $ 65,086            $ 52,652
                                                                                                      ========            ========


<

>
                                  KADANT INC.

Results of Operations (continued)

       Pulp and Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $11.6 million, or 23%, to $62.5 million in the second quarter of 2005 from $50.9 million in the second quarter of 2004. Revenues in the second quarter of 2005 include a $10.6 million, or 21%, increase from recently acquired Kadant Johnson, and the favorable effect of currency translation described above, all of which related to this segment.

       Revenues at the Papermaking Systems segment by product line are as follows:


                                                                                                                          Increase
                                                                                                                        (Decrease)
                                                                      Three Months Ended                                 Excluding
                                                                   -------------------------                             Effect of
                                                                   July 2,           July 3,          Increase            Currency
(In millions)                                                        2005               2004          (Decrease)       Translation
----------------------------------------------------------------------------------------------------------------------------------

Product Line:
 Stock-Preparation Equipment                                       $  29.2           $  26.9          $    2.3            $    1.7
 Accessories                                                          15.3              15.9              (0.6)               (1.1)
 Water-Management                                                      7.0               7.8              (0.8)               (0.9)
 Fluid Handling                                                       10.6                 -              10.6                10.6
 Other                                                                 0.4               0.3               0.1                 0.1
                                                                   -------           -------          --------            --------
                                                                   $  62.5           $  50.9          $   11.6            $   10.4
                                                                   =======           =======          ========            ========

       Revenues from the segment's stock-preparation equipment product line increased $2.3 million, or 9%, in the second quarter of 2005 compared to the second quarter of 2004, including a $0.6 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $1.7 million, or 6%, due to a $7.7 million increase in sales in our North American-based business due to strong sales in our Chemi-Washer(TM) product line. This increase was offset in part by a $3.9 million, or 37%, decrease in sales in China in the second quarter of 2005 related to the timing of several large orders and to continued delays by customers in securing their financing approvals from the Chinese government. In addition, sales in Europe decreased $2.1 million, or 20%, in the second quarter of 2005 due to continuing weakness in the European market for stock-preparation capital equipment.

       Revenues from the segment's accessories product line decreased $0.6 million, or 4%, in the second quarter of 2005 compared to the second quarter of 2004, including a $0.5 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's accessories product line decreased $1.1 million, or 7%, due to a decrease in sales in North America and Europe due to weaker demand for our capital equipment.

       Revenues from the segment's water-management product line decreased $0.8 million, or 10%, in the second quarter of 2005 compared to the second quarter of 2004, including a $0.1 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's water-management product line decreased $0.9 million, or 12%, due primarily to weak demand for our capital equipment in North America.

       Revenues from the fluid handling product line were $10.6 million in the second quarter of 2005, which reflects the results for Kadant Johnson from the acquisition date of May 11, 2005 to July 2, 2005.

<

>
                                  KADANT INC.

Results of Operations (continued)

       Other. Revenues from the Fiber-based Products business increased $0.4 million, or 19%, to $2.1 million in the second quarter of 2005 from $1.7 million in the second quarter of 2004, primarily as a result of an increase in sales to an existing customer of Biodac(TM), our product family of biodegradable granules that we produce from papermaking byproducts. Revenues from the Casting Products business were $0.5 million in the second quarter of 2005.

Gross Profit Margin

       Gross profit margin was 38% in the second quarter of 2005 compared to 39% in the second quarter of 2004.

       Gross profit margins for the second quarters of 2005 and 2004 for our Papermaking Systems segment and our other businesses are as follows:

                                                                                                           Three Months Ended
                                                                                                      ----------------------------
                                                                                                       July 2,             July 3,
                                                                                                          2005                2004
----------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Systems                                                                              38%                 38%
 Other                                                                                                     37                  45
                                                                                                       ------              ------
                                                                                                           38%                 39%

       The gross profit margin at the Papermaking Systems segment was 38% in the second quarter of 2005 and 2004. The fluid handling product line contributed a 3% increase in gross profit margins in the second quarter of 2005, which was offset by lower margins in our stock-preparation product line. The gross profit margin at our other businesses decreased to 37% in the second quarter of 2005 from 45% in the second quarter of 2004 due to the inclusion of lower margins at the Casting Products business.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues remained constant at 28% in the second quarters of 2005 and 2004. Selling, general, and administrative expenses increased to $18.5 million in the second quarter of 2005 from $14.6 million in the second quarter of 2004, an increase of $3.9 million, or 27%, due primarily to the inclusion of $4.1 million in selling, general, and administrative expenses from Kadant Johnson. In addition, an increase of $0.4 million in the second quarter of 2005 was due to the unfavorable impact of foreign currency translation in the Papermaking Systems segment compared to the second quarter of 2004.

       Research and development expenses were $1.2 million and $0.6 million in the second quarters of 2005 and 2004, respectively, and represented 2% and 1% of revenues in the 2005 and 2004 periods, respectively.

Interest Income

       Interest income increased to $0.4 million in the second quarter of 2005 from $0.3 million in the second quarter of 2004 primarily due to higher prevailing interest rates, offset in part by a decrease in the average cash balances resulting from the May 2005 acquisition of Kadant Johnson.

Interest Expense

       Interest expense increased to $0.5 million in the second quarter of 2005 from $4 thousand in the second quarter of 2004 due to interest expense associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition.

<

>
                                  KADANT INC.

Results of Operations (continued)

Income Taxes

       Our effective tax rate was 34% and 28% in the second quarters of 2005 and 2004, respectively. The 28% effective tax rate in the second quarter of 2004 consisted of our 35% recurring tax rate offset by a 7% non-recurring tax benefit resulting from a reduction of $0.4 million in tax reserves primarily associated with our foreign operations, as the reserves were no longer required.

Income from Continuing Operations

       Income from continuing operations decreased to $3.1 million in the second quarter of 2005 from $4.0 million in the second quarter of 2004, a decrease of $0.9 million, or 21%. The largest components of this decrease can be attributed to a decrease in gross profit margins and an increase in interest expense
(see Gross Profit Margin and Interest Expense above for further discussion).

Income (Loss) from Discontinued Operation

       The discontinued operation had net income of $0.2 million in the second quarter of 2005 compared to a net loss of $0.2 million in the second quarter of 2004, due primarily to a $0.4 million increase in revenues, and a $0.3 million decrease in operating expenses, which was offset by a $0.2 million increase in income taxes.

First Six Months 2005 Compared With First Six Months 2004
---------------------------------------------------------

       The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the first six months of 2005 and 2004. The results of operations for the first six months of 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                     Six Months Ended
                                                                                                ---------------------------
                                                                                                July 2,             July 3,
                                                                                                   2005                2004
---------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            100%                100%
                                                                                                -------             -------

Costs and Operating Expenses:
 Cost of revenues                                                                                    62                  60
 Selling, general, and administrative expenses                                                       29                  28
 Research and development expenses                                                                    2                   2
                                                                                                -------             -------
                                                                                                     93                  90
                                                                                                -------             -------

Operating Income                                                                                      7                  10

Interest Income, net                                                                                  -                   1
                                                                                                -------             -------

Income from Continuing Operations Before Provision for
 Income Taxes and Minority Interest Expense                                                           7                  11
Provision for Income Taxes                                                                            2                   4
Minority Interest Expense                                                                             -                   -
                                                                                                -------             -------

Income from Continuing Operations                                                                     5                   7
Loss from Discontinued Operation                                                                      -                  (1)
                                                                                                -------             -------
Net Income                                                                                            5%                  6%
                                                                                                =======             =======



<

>
                                  KADANT INC.

Results of Operations (continued)

Revenues

       Revenues increased $15.6 million, or 16%, to $115.8 million in the first six months of 2005 from $100.2 million in the first six months of 2004. Revenues in the 2005 period include a $10.6 million, or 11%, increase from recently acquired Kadant Johnson, and the favorable effect of currency translation of $2.3 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

       Revenues by segment for the first six months of 2005 and 2004 were as follows:

                                                                                                           Six Months Ended
                                                                                                     ----------------------------
                                                                                                       July 2,            July 3,
(In thousands)                                                                                            2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Systems                                                                        $ 110,099          $  96,497
 Other                                                                                                   5,731              3,655
                                                                                                     ---------          ---------
                                                                                                     $ 115,830          $ 100,152
                                                                                                     =========          =========

       Pulp and Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $13.6 million, or 14%, to $110.1 million in the first six months of 2005 from $96.5 million in the first six months of 2004. Revenues in the first six months of 2005 include the favorable effect of currency translation described above, all of which related to this segment.

       Revenues at the Papermaking Systems segment by product line are as follows:

                                                                                                                         Increase
                                                                                                                       (Decrease)
                                                                      Three Months Ended                                Excluding
                                                                   -------------------------                            Effect of
                                                                   July 2,           July 3,         Increase            Currency
(In millions)                                                         2005              2004         (Decrease)       Translation
----------------------------------------------------------------------------------------------------------------------------------

Product Line:
 Stock-Preparation Equipment                                       $  53.8           $  48.6         $     5.2          $     4.0
 Accessories                                                          30.6              31.9              (1.3)              (2.2)
 Water-Management                                                     14.3              15.3              (1.0)              (1.2)
 Fluid Handling                                                       10.6                 -              10.6               10.6
 Other                                                                 0.8               0.7               0.1                0.1
                                                                   -------           -------          --------          ---------
                                                                   $ 110.1           $  96.5         $    13.6          $    11.3
                                                                   =======           =======         =========          =========

       Revenues from the segment's stock-preparation equipment product line increased $5.2 million, or 11%, in the first six months of 2005 compared to the first six months of 2004, including a $1.2 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $4.0 million, or 8%, due to a $9.9 million, or 76%, increase in sales in our North American-based business. These increases were offset in part by a $4.9 million, or 28%, decrease in sales in China in the first six months of 2005 due to continued delays by customers in securing their financing approvals from the Chinese government. In addition, sales in Europe decreased $1.0 million, or 5%, in the first six months of 2005 due to continued weakness in the European market for stock-preparation capital equipment.


<

>
                                  KADANT INC.

Results of Operations (continued)

       Revenues from the segment's accessories product line decreased $1.3 million, or 4%, in the first six months of 2005 compared to the first six months of 2004, including a $0.9 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's accessories product line decreased $2.2 million, or 7%, due to a decrease in sales in North America and Europe.

       Revenues from the segment's water-management product line decreased $1.0 million, or 6%, in the first six months of 2005 compared to the first six months of 2004, including a $0.2 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's water-management product line decreased $1.2 million, or 8%, due primarily to a decrease in capital sales in North America.

       Revenues from the fluid handling product line were $10.6 million in the first six months of 2005, which reflects the results for Kadant Johnson from the acquisition date of May 11, 2005 to July 2, 2005.

       Other. Revenues from the Fiber-based Products business increased $1.5 million, or 43%, to $5.2 million in the first six months of 2005 from $3.7 million in the first six months of 2004, primarily as a result of an increase in sales to an existing customer of Biodac(TM), our product family of biodegradable granules that we produce from papermaking byproducts. Revenues from the Casting Products business were $0.5 million in the first six months of 2005.

Gross Profit Margin

       Gross profit margin was 38% in the first six months of 2005 compared to 40% in the first six months of 2004.

       Gross profit margins for the first six months of 2005 and 2004 for our Papermaking Systems segment and our other businesses are as follows:

                                                                                                            Six Months Ended
                                                                                                       --------------------------
                                                                                                       July 2,            July 3,
                                                                                                          2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Systems                                                                              37%                40%
 Other                                                                                                     40                 39
                                                                                                       ------             ------
                                                                                                           38%                40%

       The gross profit margin at the Papermaking Systems segment decreased to 37% in the first six months of 2005 from 40% in the first six months of 2004. The fluid handling product line contributed a 1% increase in gross profit margins in the first six months of 2005, which was offset by lower margins in our stock-preparation product line. The gross profit margin at our other businesses was 40% and 39% in the first six months of 2005 and 2004, respectively.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 29% and 28% in the first six months of 2005 and 2004, respectively. Selling, general, and administrative expenses increased to $33.4 million in the first six months of 2005 from $28.3 million in the first six months of 2004, an increase of $5.1 million, or 18%. The $5.1 million increase was primarily due to $4.1 million of selling, general, and administrative expenses in the 2005 period associated with Kadant Johnson and a gain of approximately $1.0 million in the first quarter of 2004. The gain in the first quarter of 2004 resulted from the renegotiation of a series of agreements with one of our licensees, which lowered selling, general, and administrative expenses in that period.

<

>
                                  KADANT INC.

Results of Operations (continued)

       Research and development expenses were $2.3 million and $1.5 million and represented 2% of revenues in the first six months of 2005 and 2004. Included in the $0.8 million increase in research and development expenses were $0.2 million of research and development expenses associated with Kadant Johnson.

Interest Income

       Interest income increased to $0.9 million in the first six months of 2005 from $0.6 million in the first six months of 2004 primarily due to higher prevailing interest rates.

Interest Expense

       Interest expense increased to $0.5 million in the first six months of 2005 from $12 thousand in the first six months of 2004 due to interest expense associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition.

Income Taxes

       Our effective tax rate was 23% and 31% in the first six months of 2005 and 2004, respectively. The 23% effective tax rate in the first six months of 2005 consisted of our 34% recurring tax rate, offset by an 11% non-recurring tax benefit associated with a reimbursement of $0.9 million received from our former parent company, Thermo Electron, pursuant to our tax matters agreement for tax years in which we were included in Thermo Electron's consolidated tax return. The 31% effective tax rate in the first six months of 2004 consisted of a 35% recurring tax rate, offset by a 4% non-recurring tax benefit resulting from a reduction of $0.4 million in tax reserves primarily associated with our foreign operations, as the reserves were no longer required.

Income from Continuing Operations

       Income from continuing operations decreased to $6.2 million in the first six months of 2005 from $7.3 million in the first six months of 2004, a decrease of $1.1 million, or 15%. The largest component of this decrease can be attributed to a decrease in gross profit margins (see Gross Profit Margin above for further discussion).

Loss from Discontinued Operation

       The loss from our discontinued operation decreased to $0.2 million in the first six months of 2005 from $0.8 million in the first six months of 2004, due primarily to a $1.4 million increase in revenues.

Liquidity and Capital Resources

       Consolidated working capital, including the discontinued operation, was $86.8 million at July 2, 2005, compared with $113.7 million at January 1, 2005. Included in working capital are cash and cash equivalents of $46.2 million at July 2, 2005, compared with $82.1 million at January 1, 2005. At July 2, 2005, $23.9 million of cash and cash equivalents were held by our foreign subsidiaries.

       Our operating activities provided $4.9 million and $8.3 million of cash during the first six months of 2005 and 2004, respectively. The most significant components of the cash provided in the first six months of 2005 were the cash provided by income from continuing operations of $6.2 million and a non-cash charge for depreciation and amortization expense of $2.7 million. The remaining portion of the cash provided in the first six months of 2005 is comprised of the following offsetting components. An increase in unbilled contract costs and fees used cash of $6.1

<

>
                                  KADANT INC.

Liquidity and Capital Resources (continued)

million in the first six months of 2005. A decrease in inventories in the first six months of 2005 provided cash of $3.1 million. A decrease in other current liabilities used cash of $2.9 million in the first six months of 2005. A decrease in accounts receivable in the first six months of 2005 provided an increase in cash of $2.4 million primarily at the Papermaking Systems segment, due to the timing of payments.

       Our investing activities used cash of $100.2 million and $51 thousand in the first six months of 2005 and 2004, respectively. During the first six months of 2005, we used cash of $101.4 million to acquire the stock of The Johnson Corporation. In addition, during the first six months of 2005, $3.1 million of deferred acquisition costs associated with the Kadant Johnson acquisition were capitalized to goodwill.

       Our financing activities provided cash of $62.6 million in the first six months of 2005 and used cash of $2.2 million in the first six months of 2004. During the first six months of 2005, we received proceeds of $60 million from a term loan we entered into to fund a portion of the purchase price for Kadant Johnson. We also increased our short- and long-term obligations by $4 million, which represents additional consideration for Kadant Johnson to be paid over the next five years. In addition, we used cash of $2.1 million to purchase our common stock on the open market. In the first six months of 2004, we used cash of $6.2 million to purchase our common stock on the open market and received $4.6 million from the issuance of common stock in connection with the exercise of employee stock options.

       Our discontinued operation used cash of $0.4 million in the first six months of 2005 and provided cash of $0.2 million in the first six months of 2004. The use of cash of $0.4 million in the first six months of 2005 was primarily due to a decrease in accrued warranty costs of $0.8 million, and the loss from discontinued operation of $0.2 million, offset by a decrease in accounts receivable of $0.5 million.

       On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board
(FASB) issued FASB Staff Position, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FAS No. 109-2). FAS No. 109-2 allows companies additional time to evaluate the effect of the law on unrepatriated foreign earnings, and whether they continue to qualify for the exception in SFAS No. 109, "Accounting for Income Taxes," to recognizing deferred tax liabilities, and would require explanatory disclosures from those who need the additional time. Through July 2, 2005, we have not provided U.S. income taxes on approximately $52.3 million of unremitted foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Whether we will ultimately utilize and benefit from the provisions of the Act depends on a number of factors, including the results of reviewing future Congressional guidance before a decision can be made. Until that time, we will make no change in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. We do not expect that this will have a material adverse effect on our current liquidity. Absent the repatriation incentive of the Act, we believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $1.9 million.

       In May 2004, our board of directors authorized the repurchase of up to $30 million of our equity securities in the open market or in negotiated transactions through May 18, 2005. Prior to January 1, 2005, we had repurchased 460,400 shares of our common stock under this authorization for $9.3 million. For the period from January 2, 2005 through May 18, 2005, we repurchased an additional 109,700 shares of our common stock under this authorization for $2.1 million. On May 6, 2005, our board of directors authorized the repurchase of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006. As of July 2, 2005, we had repurchased 1,200 shares of our common stock under this new authorization for $25 thousand.

<

>
                                  KADANT INC.

Liquidity and Capital Resources (continued)

       We completed our acquisition of Kadant Johnson on May 11, 2005 for $101.5 million in cash, subject to a further post-closing adjustment as outlined in the purchase agreement for Kadant Johnson, and $3.1 million in acquisition related costs. In addition to the cash consideration, we issued a letter of credit to the sellers for $4 million, subject to adjustment, related to certain tax assets of Kadant Johnson, the value of which we expect to realize. We also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date and July 1, 2006, which could increase the purchase price by up to $8 million. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (the Credit Agreement) effective as of May 9, 2005 in the aggregate principal amount of up to $85 million, including a $25 million revolver. The Credit Agreement includes a $60 million five-year term loan, which is repayable in equal quarterly installments over a five-year period. The aggregate principal to be repaid each year is as follows: $4.5 million, $9 million, $10.5 million, $13.5 million, $15 million, and $7.5 million in 2005, 2006, 2007, 2008, 2009, and
2010, respectively. Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by us:
(a) the prime rate plus an applicable margin initially set at 0% for 2005, and up to 0.25% thereafter or, (b) a eurocurrency rate plus an applicable margin initially set at 1% for 2005, and between 0.625% and 1.25% thereafter. The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

       The obligations for us under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which include customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

       In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of either 2.5 or 3.0 and a minimum consolidated fixed charge coverage ratio of 1.5, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of July 2, 2005, we are in compliance with all the covenants in the Credit Agreement.

       The loans under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by a pledge of 65% of the stock of our first-tier foreign subsidiaries and our subsidiary guarantors pursuant to a guarantee and pledge agreement effective as of May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

       Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2005 for property, plant, and equipment of approximately $3.9 million, including $1.2 million for our manufacturing and assembly facility in China to support our stock-preparation equipment business. This estimate excludes the capital expenditure requirement for Kadant Johnson, which will not have a significant effect on our liquidity in the second half of 2005.

       Our future liquidity position will be primarily affected by the level of cash flows from operations and the amount of cash expended on debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our credit facility and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our operations for the foreseeable future.

<

>
                                  KADANT INC.

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

       During the first six months of 2005 and 2004, approximately 62% and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

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


<

>
                                  KADANT INC.

Risk Factors (continued)

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

       On May 9, 2005, we entered into a Credit Agreement, consisting of a $60 million five-year term loan and a $25 million revolver. On May 11, 2005, we borrowed $60 million to fund the acquisition of Kadant Johnson under the term loan. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

       Our leverage could have negative consequences, including:

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

       Our indebtedness bears interest at floating rates pursuant to the terms of the Credit Agreement. As a result, our interest payment obligations on this indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, we have converted $36 million, or 60%, of our indebtedness to a fixed rate of interest through an interest rate swap.

       Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.


<

>
                                  KADANT INC.

Risk Factors (continued)

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

       We are also required to meet specified financial ratios under the terms of our Credit Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology, and changes in the level of competition.

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

Our inability to successfully integrate Kadant Johnson into our business could have a material adverse effect on our business.

       On May 11, 2005, we acquired Kadant Johnson. Over the coming months, we will be working to integrate Kadant Johnson into our business. This integration will involve the merger of employees, products and services over multiple U.S. and international locations. We may not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the acquisition. To meet our quarterly certification requirements and in anticipation of incorporating Kadant Johnson into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Kadant Johnson's internal control structure to ensure that its controls over financial reporting are consistent with our policies and procedures. Given the multi-location structure of the Kadant Johnson business, this review will take significant time and effort, similar to our Sarbanes-Oxley compliance efforts in 2004, and will involve significant cost. We may identify control deficiencies during this process. Our ability to realize the value of the goodwill and other intangibles recorded for this acquisition will depend on the future cash flows of the Kadant Johnson business. If these future cash flows are below what we anticipated, we may incur future impairment losses associated with goodwill and intangibles, which could have a material adverse effect on our results of operations.


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

       In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a proposed restructuring of that subsidiary on November 18, 2004. This restructuring is intended to strengthen Kadant Lamort's competitive position in the European paper industry. Under French law, the proposed restructuring required consultation with Kadant Lamort's workers' council, which represents the employees, before implementation. The restructuring originally proposed the reduction of up to 136 full-time positions in France. Kadant Lamort experienced intermittent work stoppages by employees protesting the proposed restructuring while the consultations with the workers' council were in process. We recently completed the necessary consultations with the workers' council and expect the restructuring to be fully implemented by the fourth quarter of 2005. We expect that this subsidiary will continue to experience operating losses until these restructuring actions are completed. If we were unable to complete this restructuring, our future operating results would be negatively impacted.

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

<

>
                                  KADANT INC.

Risk Factors (continued)

Our performance in the market for composite building products will depend on our ability to manufacture and distribute our composite building products.

       Development, formulation, manufacturing, and commercialization of our composite building products require significant testing and technical expertise and our efforts may not be successful. Growth of our composites business requires ongoing market acceptance. Our composites business is subject to intense competition, particularly in the decking market, from traditional wood products and other composite lumber manufacturers, many of whom have greater financial, technical, and marketing resources than we do. As a result, we may be unable to compete successfully in this market. We have limited experience manufacturing these products at volume, cost, and quality levels sufficient to satisfy expected demand, and we have in the past and may continue to encounter difficulties in connection with any large-scale manufacturing or commercialization of these products. Our capacity may not be sufficient to meet demand without significant additional investment. In addition, the majority of our production is dependent upon a single piece of equipment. If that equipment were to fail for an extended period of time, it would have a material adverse effect on our revenues from this business in that period. We rely on distributors in the building products industry to market, distribute, and sell our products. We may be unable to produce our products in sufficient quantity to interest or retain these distributors or to add new distributors. In addition, the announcement of our proposed sale of the composites business and warranty issues may impact our relationships with our existing and proposed new distributors and may cause them to reduce or curtail their purchases of our products. If we are unable to distribute our products effectively, our revenues will decline and we will have to incur additional expenses to market these products directly.

The failure of our composite building products to perform over long periods of time could result in potential liabilities.

       Our composite building products are relatively new, have not been on the market for long periods of time, and may be used in applications about which we may have little knowledge or limited experience. Because we have limited historical experience, we may be unable to predict the potential liabilities related to product warranty or product liability issues. If our products fail to perform over their warranty periods, we may not have the ability to protect ourselves adequately against this potential liability, which could adversely affect our operating results. In 2003 and 2004, we experienced a significant increase in warranty claims and warranty expense related to our composite decking products including, but not limited to, contraction of certain deck boards and excessive oxidation that affects the integrity of the plastic used in some of our decking products. Included in the increased warranty expense was the cost of exchanging material held by our distributors with new material that, we believe, is not susceptible to this oxidation issue, and our best estimate of costs related to future potential valid claims arising from installed product. Although we increased the warranty provisions accordingly, we cannot guarantee that the reserves established will be sufficient if we incur warranty claims higher than anticipated. In addition, there can be no assurance that other problems will not develop. A continued high level of warranty claims or expenses and/or failure of our products to perform or to be accepted in the marketplace would have an adverse impact on the profitability of our business and our ability to sell the composites business on favorable terms.

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

       In addition, we use natural gas in the production of our fiber-based granular products. We seek to manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations.

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

<

>
                                  KADANT INC.

Risk Factors (continued)

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our results of operations and financial condition.

       We borrowed $60 million in May 2005 to fund a portion of the Kadant Johnson acquisition. Through an interest rate swap $36 million, or 60%, of the borrowing has been converted to a fixed rate of interest. The remaining portion of the borrowing bears a variable rate of interest based on LIBOR. A 100-basis-point increase in LIBOR rates at July 2, 2005, would increase our annual pre-tax interest expense by $0.2 million.

       Except as described above, our exposure to market risk from interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2004.

<

>
                                  KADANT INC.

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

       In May 2005 we acquired Kadant Johnson, a private company with internal control procedures that had not been designed for public company reporting. Prior to our acquisition, Kadant Johnson's independent certified public accountants identified material weaknesses in Kadant Johnson's controls over the inventory reserve calculation and financial close procedures. Kadant Johnson adjusted their inventory obsolescence reserve before the acquisition date by restating prior periods to increase their reserve in compliance with our policy and generally accepted accounting principles. In addition, we added internal control procedures to ensure that Kadant Johnson's disclosure controls, as they relate to Kadant's consolidated financial reporting, were adequate and in compliance with our policies and procedures. As a result, we made a number of changes to internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter of 2005 including:

       -  reviewing and strengthening Kadant Johnson's tax accounting process,
       - reviewing and strengthening Kadant Johnson's intercompany reconciliation process,
       - enhancing the documentation relating to Kadant Johnson's reserve calculations for accounts receivable and warranty to comply with its policies, and
       - accelerating and improving Kadant Johnson's financial close procedures.

       We are continuing the process of evaluating Kadant Johnson's internal controls and, as of the date of this quarterly report, have not yet completed our evaluation. We do not anticipate that our evaluation of the internal controls of Kadant Johnson will be complete by December 31, 2005 and, as permitted, we will be excluding this acquisition from our reporting under
Section 404 of the Sarbanes-Oxley Act of 2002 at December 31, 2005.

       Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2005. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 2, 2005, our Chief Executive Officer and Chief Financial Officer concluded that as of July 2, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control Over Financial Reporting

       Other than the changes resulting from our acquisition of Kadant Johnson outlined above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


<

>
                                  KADANT INC.

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

       The following table provides information about purchases by us of our common stock during the three months ended July 2, 2005:

                      Issuer Purchases of Equity Securities
                      -------------------------------------
                                                                                                       Approximate Dollar
                                                                              Total Number of         Value of Shares that
                                                                            Shares Purchased as           May Yet Be
                          Total Number of           Average Price Paid        Part of Publicly            Purchased
   Period               Shares Purchased (1)             per Share            Announced Plans           Under the Plans
--------------------------------------------------------------------------------------------------------------------------
4/3/05 - 4/30/05                  -                          -                       -                   $ 20,650,526
5/1/05 - 5/31/05               110,900                     $18.80                  110,900               $ 14,975,285
6/1/05 - 7/2/05                   -                          -                       -                   $ 14,975,285
Total:                            -                          -                       -

(1) On May 6, 2005, our board of directors authorized the repurchase of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006. As of July 2, 2005, we had repurchased 1,200 shares of our common stock for $25 thousand under this authorization. In addition, in May 2005 we repurchased
     109,700 shares of common stock for $2.1 million under a previous authorization, which expired on May 18, 2005.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       On June 7, 2005, at the annual meeting of shareholders, the shareholders elected two directors, John M. Albertine and Thomas C. Leonard, to the class of directors whose three-year term expires at Kadant's annual meeting of shareholders in 2008. Mr. Albertine received 11,193,179 shares voted in favor of his election and 211,878 shares voted against. Mr. Leonard received 11,299,774 shares voted in favor of his election and 105,283 shares voted against.

Item 6 - Exhibits
-----------------

       See Exhibit Index on the page immediately preceding exhibits.




<

>
                                  KADANT INC.

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August, 2005.

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



<

>
                                   KADANT INC.

                                  EXHIBIT INDEX


Exhibit
Number    Description of Exhibit
--------------------------------------------------------------------------------

10.1 International Swap Dealers Association, Inc. Master Agreement dated May 25, 2005 between Kadant Inc. and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005.

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