Form 10-Q
period 2005-10-01
KADANT INC
filed 2005-11-10
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended October 1, 2005
       or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ________ to _________

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

                                 (978) 776-2000
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at November 3, 2005
    ----------------------------             -------------------------------
    Common Stock, $.01 par value                        13,736,203

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                  October 1,          January 1,
(In thousands)                                                                                          2005                2005
--------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                         $  42,893           $  82,089
 Accounts receivable, less allowances of $2,226 and $1,678                                            44,859              30,022
 Unbilled contract costs and fees                                                                     10,837              10,258
 Inventories (Note 5)                                                                                 37,481              27,316
 Deferred tax asset                                                                                    9,718               6,691
 Other current assets                                                                                  7,276               6,703
 Assets of discontinued operation (Note 15)                                                           14,508              15,650
                                                                                                   ---------           ---------
Total Current Assets                                                                                 167,572             178,729
                                                                                                   ---------           ---------

Property, Plant, and Equipment, at Cost                                                               86,111              68,224
 Less: Accumulated depreciation and amortization                                                      52,661              51,160
                                                                                                   ---------           ---------
                                                                                                      33,450              17,064
                                                                                                   ---------           ---------

Other Assets                                                                                          19,232              11,342
                                                                                                   ---------           ---------

Intangible Assets                                                                                     36,918               3,694
                                                                                                   ---------           ---------

Goodwill (Note 6)                                                                                    124,165              74,408
                                                                                                   ---------           ---------

Total Assets                                                                                       $ 381,337           $ 285,237
                                                                                                   =========           =========

















                The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>
                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                   October 1,         January 1,
(In thousands, except share amounts)                                                                    2005                2005
--------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations (Note 7)                                              $   9,000           $       -
 Accounts payable                                                                                     22,543              21,327
 Accrued payroll and employee benefits                                                                12,653              11,261
 Accrued restructuring costs (Note 10)                                                                 8,658              10,026
 Accrued income taxes                                                                                  5,680                 886
 Accrued warranty costs (Note 9)                                                                       2,994               3,582
 Other current liabilities                                                                            16,714              10,419
 Liabilities of discontinued operation (Note 15)                                                       9,254               7,578
                                                                                                   ---------           ---------
Total Current Liabilities                                                                             87,496              65,079
                                                                                                   ---------           ---------

Deferred Income Taxes                                                                                 21,378               4,370
                                                                                                   ---------           ---------

Long-Term Obligations (Note 7)                                                                        48,750                   -
                                                                                                   ---------           ---------

Other Long-Term Liabilities                                                                           11,174               3,327
                                                                                                   ---------           ---------

Minority Interest                                                                                      1,029                   -
                                                                                                   ---------           ---------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued                                                                                            -                   -
 Common stock, $.01 par value, 150,000,000 shares authorized;
    14,604,520 shares issued                                                                             146                 146
 Capital in excess of par value                                                                       97,422              98,450
 Retained earnings                                                                                   135,633             129,173
 Treasury stock at cost, 868,317 and 689,407 shares                                                  (20,955)            (18,158)
 Deferred compensation                                                                                  (212)                (50)
 Accumulated other comprehensive items (Note 2)                                                         (524)              2,900
                                                                                                   ---------           ---------
                                                                                                     211,510             212,461
                                                                                                   ---------           ---------

Total Liabilities and Shareholders' Investment                                                     $ 381,337           $ 285,237
                                                                                                   =========           =========









                The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                  ------------------------------
                                                                                                  October 1,          October 2,
(In thousands, except per share amounts)                                                                2005                2004
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                           $  64,799           $  48,883
                                                                                                   ---------           ---------

Costs and Operating Expenses:
 Cost of revenues                                                                                     38,557              29,721
 Selling, general, and administrative expenses                                                        20,267              14,236
 Research and development expenses                                                                     1,315                 807
 Gain on sale of subsidiary                                                                                -                (149)
 Restructuring and unusual items (Note 10)                                                               (78)                  -
                                                                                                   ---------           ---------
                                                                                                      60,061              44,615
                                                                                                   ---------           ---------

Operating Income                                                                                       4,738               4,268

Interest Income                                                                                          337                 356
Interest Expense                                                                                        (826)                 (2)
                                                                                                   ---------           ---------

Income from Continuing Operations Before Provision for
   Income Taxes and Minority Interest                                                                  4,249               4,622
Provision for Income Taxes                                                                             1,519               1,423
Minority Interest Expense (Income)                                                                        96                  (6)
                                                                                                   ---------           ---------

Income from Continuing Operations                                                                      2,634               3,205
Loss from Discontinued Operation (net of income tax benefit
 of $1,213 and $1,991) (Note 15)                                                                      (2,252)             (3,698)
                                                                                                   ---------           ---------

Net Income (Loss)                                                                                  $     382           $    (493)
                                                                                                   =========           =========

Basic Earnings (Loss) per Share (Note 3):
   Continuing Operations                                                                           $     .19           $     .23
   Discontinued Operation                                                                               (.16)               (.27)
                                                                                                   ---------           ---------
   Net Income (Loss)                                                                               $     .03           $    (.04)
                                                                                                   =========           =========

Diluted Earnings (Loss) per Share (Note 3):
   Continuing Operations                                                                           $     .19           $     .22
   Discontinued Operation                                                                               (.16)               (.25)
                                                                                                   ---------           ---------
   Net Income (Loss)                                                                               $     .03           $    (.03)
                                                                                                   =========           =========

Weighted Average Shares (Note 3):
   Basic                                                                                              13,861              13,977
                                                                                                   =========           =========
   Diluted                                                                                            14,167              14,281
                                                                                                   =========           =========



                The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>                                   KADANT INC.

                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                          Nine Months Ended
                                                                                                   -----------------------------
                                                                                                  October 1,          October 2,
(In thousands, except per share amounts)                                                                2005                2004
--------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                           $ 180,629           $ 149,035
                                                                                                   ---------           ---------

Costs and Operating Expenses:
 Cost of revenues                                                                                    110,924              90,009
 Selling, general, and administrative expenses                                                        53,658              42,582
 Research and development expenses                                                                     3,610               2,276
 Gain on sale of subsidiary                                                                                -                (149)
 Restructuring and unusual items (Note 10)                                                               (78)                  -
                                                                                                   ---------           ---------
                                                                                                     168,114             134,718
                                                                                                   ---------           ---------

Operating Income                                                                                      12,515              14,317

Interest Income                                                                                        1,188               1,003
Interest Expense                                                                                      (1,301)                (14)
                                                                                                   ---------           ---------
Income from Continuing Operations Before Provision for
   Income Taxes and Minority Interest Expense                                                         12,402              15,306
Provision for Income Taxes                                                                             3,376               4,776
Minority Interest Expense                                                                                158                   8
                                                                                                   ---------           ---------

Income from Continuing Operations                                                                      8,868              10,522
Loss from Discontinued Operation (net of income tax benefit
 of $1,297 and $2,447) (Note 15)                                                                      (2,408)             (4,544)
                                                                                                   ---------           ---------

Net Income                                                                                         $   6,460           $   5,978
                                                                                                   =========           =========

Basic Earnings per Share (Note 3):
   Continuing Operations                                                                           $     .64           $     .74
   Discontinued Operation                                                                               (.18)               (.32)
                                                                                                   ---------           ---------
   Net Income                                                                                      $     .46           $     .42
                                                                                                   =========           =========

Diluted Earnings per Share (Note 3):
   Continuing Operations                                                                           $     .63           $     .73
   Discontinued Operation                                                                               (.17)               (.32)
                                                                                                   ---------           ---------
   Net Income                                                                                      $     .46           $     .41
                                                                                                   =========           =========

Weighted Average Shares (Note 3):
   Basic                                                                                              13,893              14,139
                                                                                                   =========           =========

   Diluted                                                                                            14,186              14,480
                                                                                                   =========           =========




                The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>                                  KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                                                         Nine Months Ended
                                                                                                  -----------------------------
                                                                                                  October 1,          October 2,
(In thousands)                                                                                          2005                2004
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net income                                                                                        $   6,460           $   5,978
 Loss from discontinued operation (Note 15)                                                            2,408               4,544
                                                                                                   ---------           ---------
 Income from continuing operations                                                                     8,868              10,522
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                                    4,867               2,733
      Provision for losses on accounts receivable                                                         75                 330
      Loss (gain) on sale of property, plant, and equipment                                               30                (143)
      Gain on sale of subsidiary                                                                          -                 (149)
      Minority interest expense                                                                          158                   8
      Other items                                                                                      1,016                (389)
      Changes in current accounts, net of effects of acquisition:
        Accounts receivable                                                                           (2,083)             (3,918)
        Unbilled contract costs and fees                                                                 353                 355
        Inventories                                                                                    2,434                 495
        Other current assets                                                                             295                (310)
        Accounts payable                                                                              (2,479)               (394)
        Other current liabilities                                                                     (2,384)             (2,839)
                                                                                                   ---------           ---------
          Net cash provided by operating activities                                                   11,150               6,301
                                                                                                   ---------           ---------
Investing Activities:
 Acquisition, net of cash acquired (Note 4)                                                         (103,113)                  -
 Capitalized acquisition costs (Note 4)                                                                1,916                   -
 Acquisition of minority interest in subsidiary (Note 6)                                              (1,129)               (318)
 Purchases of property, plant, and equipment                                                          (1,919)             (1,331)
 Proceeds from sale of property, plant, and equipment                                                     39               1,292
 Proceeds from sale of subsidiary, net of cash divested                                                    -                 126
 Other, net                                                                                              (62)               (225)
                                                                                                   ---------           ---------
          Net cash used in investing activities                                                     (104,268)               (456)
                                                                                                   ---------           ---------
Financing Activities:
 Proceeds from issuance of short- and long-term obligations (Note 7)                                  60,000                   -
 Increase in short- and long-term obligations (Note 4)                                                 4,000                   -
 Net proceeds from issuance of Company common stock                                                      839               4,757
 Purchases of Company common stock                                                                    (5,437)            (10,261)
 Repayments of short and long-term obligations                                                        (3,284)               (598)
 Payment of debt issuance costs                                                                         (652)                  -
                                                                                                   ---------           ---------
          Net cash provided by (used in) financing activities                                         55,466              (6,102)
                                                                                                   ---------           ---------

Exchange Rate Effect on Cash                                                                          (1,954)                219
                                                                                                   ---------           ---------

Net Cash Provided by Discontinued Operation                                                              410               2,668
                                                                                                   ---------           ---------

(Decrease) Increase in Cash and Cash Equivalents                                                     (39,196)              2,630
Cash and Cash Equivalents at Beginning of Period                                                      82,089              74,412
                                                                                                   ---------           ---------
Cash and Cash Equivalents at End of Period                                                         $  42,893           $  77,042
                                                                                                   =========           =========

Non-cash Investing Activities (Note 4):
 Fair value of assets acquired                                                                     $ 158,166           $       -
 Cash paid for acquired business                                                                    (105,644)                  -
 Obligation to be paid for acquired business                                                          (4,000)                  -
                                                                                                   ---------           ---------
 Liabilities assumed of acquired business                                                          $  48,522           $       -
                                                                                                   ==========         ==========

               The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.     General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at October 1, 2005, its results of operations for the three- and nine-month periods ended October 1, 2005, and October 2, 2004, and cash flows for the nine-month periods ended October 1, 2005, and October 2, 2004. Interim results are not necessarily indicative of results for a full year.

       The condensed consolidated balance sheet presented as of January 1, 2005, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by instructions to Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed with the Securities and Exchange Commission.

       All prior period information has been reclassified to reflect the Company's composite building products business as a discontinued operation (Note
15).

2.     Comprehensive Income (Loss)

       Comprehensive income (loss) combines net income (loss) and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains and losses on swap and foreign currency contracts. The components of comprehensive income (loss) are as follows:

                                                                          Three Months Ended                Nine Months Ended
                                                                     ---------------------------       ---------------------------
                                                                     October 1,       October 2,       October 1,       October 2,
(In thousands)                                                             2005             2004             2005            2004
----------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                       $   382          $  (493)         $ 6,460          $ 5,978
                                                                        -------          -------          -------          -------
Other Comprehensive Items:
 Foreign Currency Translation Adjustments                                   207             (721)          (3,456)             366
 Deferred Gain on Swap Contract                                             337                -              209                -
 Deferred Gain (Loss) on Foreign Currency Contracts                          61              (10)            (177)             (46)
                                                                        -------          -------          -------          -------
                                                                            605             (731)          (3,424)             320
                                                                        -------          -------          -------          -------

Comprehensive Income (Loss)                                             $   987          $(1,224)         $ 3,036          $ 6,298
                                                                        =======          =======          =======          =======


<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.     Earnings (Loss) per Share

       Basic and diluted earnings (loss) per share are calculated as follows:

                                                                          Three Months Ended                Nine Months Ended
                                                                     ---------------------------       ---------------------------
                                                                     October 1,       October 2,       October 1,       October 2,
(In thousands, except per share amounts)                                   2005             2004             2005             2004
----------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                       $ 2,634          $ 3,205          $ 8,868          $10,522
Loss from Discontinued Operation                                         (2,252)          (3,698)          (2,408)          (4,544)
                                                                        -------          -------          -------          -------

Net Income (Loss)                                                       $   382          $  (493)         $ 6,460          $ 5,978
                                                                        =======          =======          ========         =======

Basic Weighted Average Shares                                            13,861           13,977           13,893           14,139
Effect of Stock Options                                                     306              304              293              341
                                                                        -------          -------          -------          -------
Diluted Weighted Average Shares                                          14,167           14,281           14,186           14,480
                                                                        =======          =======          =======          =======

Basic Earnings (Loss) per Share:
 Continuing Operations                                                  $   .19          $   .23          $   .64          $   .74
 Discontinued Operation                                                    (.16)            (.27)            (.18)            (.32)
                                                                        -------          -------          -------          -------
 Net Income (Loss)                                                      $   .03          $  (.04)         $   .46          $   .42
                                                                        =======          =======          =======          =======

Diluted Earnings (Loss) per Share:
 Continuing Operations                                                  $   .19          $   .22          $   .63          $   .73
 Discontinued Operation                                                    (.16)            (.25)            (.17)            (.32)
                                                                        -------          -------          -------          -------
 Net Income (Loss)                                                      $   .03          $  (.03)         $   .46          $   .41
                                                                        =======          =======          =======          =======


       Options to purchase approximately 201,700 and 217,600 shares of common stock for the third quarters of 2005 and 2004, respectively, and 215,700 and 229,000 shares of common stock for the first nine months of 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive.

4.     Acquisition

       On May 11, 2005, the Company acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boards, metals, plastics, rubber, and textiles. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees and annual revenues in 2004 of $76,092,000. The acquisition of Kadant Johnson expanded the Company's range of products and services to include fluid handling systems and equipment. The purchase price for the acquisition was $101,458,000 in cash, subject to a further post-closing adjustment, and $4,186,000 of acquisition-related costs, of which $1,916,000 was paid in 2004 and the remaining $2,270,000 was incurred in 2005. In addition to the consideration paid at closing, the Company issued a letter of credit to the sellers for $4,000,000 related to certain tax assets of Kadant Johnson, the value of which the Company expects to realize. This amount is subject to adjustment based on The Johnson Corporation's final tax returns for 2004 and 2005. This additional consideration, of which $600,000 is included in other current liabilities and $3,400,000 is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next five years as follows: 15% in May of 2006, 2007, 2008 and 2009, and 40% in May 2010.

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

       To fund a portion of the purchase price, the Company entered into a term loan and revolving credit facility (see Note 7 for further discussion).

       Pursuant to the purchase agreement, at the closing of the acquisition $12,750,000 of the purchase price was deposited into an escrow fund, primarily to secure certain indemnification obligations of the sellers. On the 18-month anniversary of the closing, the balance of the escrow fund in excess of $2,000,000 and amounts held for unresolved claims will be distributed to the sellers. The remainder of the escrow fund will be held until the fifth anniversary of the closing to satisfy certain tax, environmental, and certain other indemnity claims.

       The following table summarizes the purchase method of accounting for the acquisition and the estimated fair values of the assets acquired and the liabilities assumed (in thousands):

Allocation of Purchase Price as of October 1, 2005:
Cash and Cash Equivalents                                              $  4,071
Accounts Receivable, Net                                                 17,742
Notes Receivable                                                          5,577
Inventory                                                                13,276
Other Current Assets                                                      5,243
Property, Plant, and Equipment                                           18,551
Long-Term Deferred Tax Assets                                             8,590
Other Assets                                                                657
Intangible Assets                                                        34,480
Goodwill                                                                 49,979
                                                                       --------
   Total Assets Acquired                                               $158,166
                                                                       --------

Accounts Payable                                                       $  6,751
Other Current Liabilities                                                15,541
Short- and Long-Term Debt                                                 3,286
Long-Term Deferred Tax Liabilities                                       17,087
Other Liabilities                                                         4,727
Minority Interest                                                         1,130
                                                                       --------
   Total Liabilities Assumed                                             48,522
                                                                       --------
   Net Assets Acquired                                                 $109,644
                                                                       ========

Consideration:
Cash                                                                   $ 41,458
Debt                                                                     60,000
Short- and Long-Term Obligations                                          4,000
Acquisition Costs                                                         4,186
                                                                       --------
   Total Consideration                                                 $109,644
                                                                       ========



<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Acquisition (continued)

       The total consideration of $109,644,000 for Kadant Johnson, net of cash acquired of $4,071,000, was $105,573,000. Shortly after the closing date, the Company received $2,460,000 in cash related to the settlement of certain of Kadant Johnson's net assets acquired, which had the effect of reducing the "acquisition, net of cash acquired" amount in investing activities to $103,113,000 in the accompanying condensed consolidated statement of cash flows.

       The acquisition was recorded under the purchase method of accounting and the operating results of Kadant Johnson have been included in the accompanying condensed consolidated financial statements from the acquisition date of May 11, 2005. The allocation of the purchase price was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The estimated fair values of current assets, excluding inventory, and current liabilities approximate their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Inventory and property, plant, and equipment were recorded at estimated fair value based primarily on cost and market approaches.

       The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

(In thousands)                                          Amount           Life
--------------------------------------------------------------------------------
Existing technology                                   $  7,840        11 years *
Customer relationships                                  15,700        17 years *
Distribution network                                     2,400        17 years
Trade name                                               8,100        Indefinite
Licensing agreement                                        400        20 years
Non-compete agreement                                       40         3 years
                                                      --------
                                                      $ 34,480
                                                      ========
* approximate weighted-average lives


       The amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date by an outside valuation consultant, using income and cost approaches. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $49,979,000, none of which is deductible for tax purposes. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment annually in the fourth quarter of the Company's fiscal year, as required by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

       The amortization expense associated with the acquired intangibles was $492,000 and $759,000 in the three- and nine-month periods ended October 1, 2005, respectively. The estimated future amortization expense associated with these acquired intangible assets is $1,967,000 in 2006; $1,967,000 in 2007; $1,952,000 in 2008; $1,943,000 in 2009; $1,943,000 in 2010; and the remaining
$15,357,000 thereafter.

       The Company is evaluating potential restructuring actions that may be undertaken at Kadant Johnson. Such actions may include rationalizing product lines and consolidation of facilities. The Company will record the cost of restructuring actions at Kadant Johnson as an increase to goodwill when decisions are made as to the extent of such actions. The Company expects to finalize its restructuring plan no later than one year following completion of the Kadant Johnson acquisition.




<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Acquisition (continued)

       The following condensed consolidated statement of operations is presented as if the acquisition of Kadant Johnson had been made at the beginning of the periods presented. This information is not necessarily indicative of what the actual condensed combined statement of operations of Kadant and Kadant Johnson would have been for the periods presented, nor does it purport to represent the future combined results of operations of Kadant and Kadant Johnson.

                                                                                                 Nine Months Ended
                                                                                     ----------------------------------------
(In thousands)                                                                       October 1, 2005          October 2, 2004
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                   $ 209,695                $ 206,450
                                                                                           ---------                ---------
Operating Income *                                                                             1,844                   19,080
                                                                                           ---------                ---------
(Loss) Income from Continuing Operations                                                        (534)                  10,592
Loss from Discontinued Operation                                                              (2,408)                  (4,544)
                                                                                           ---------                ---------
Net (Loss) Income                                                                          $  (2,942)               $   6,048
                                                                                           =========                =========

Basic (Loss) Earnings per Share:
   (Loss) Income from Continuing Operations                                                $    (.04)               $     .75
   Net (Loss) Income                                                                       $    (.21)               $     .43

Diluted (Loss) Earnings per Share:
   (Loss) Income from Continuing Operations                                                $    (.04)               $     .73
   Net (Loss) Income                                                                       $    (.21)               $     .42

* Included in operating income for the first nine months of 2005 was $11.0 million in one-time bonuses and approximately
$3.1 million in acquisition-related costs that Kadant Johnson incurred prior to the acquisition.

5.     Inventories

       The components of inventories are as follows:

(In thousands)                                                                       October 1, 2005          January 1, 2005
-----------------------------------------------------------------------------------------------------------------------------
Raw Materials and Supplies                                                                 $  21,173                $  12,849
Work in Process                                                                                5,904                    6,047
Finished Goods (includes $392 and $611 at customer locations)                                 10,404                    8,420
                                                                                           ---------                ---------
                                                                                           $  37,481                $  27,316
                                                                                           =========                =========

6.     Goodwill

       The changes in the carrying amount of goodwill for the nine-month period ended October 1, 2005 are as follows:

                                                                                                            Nine Months Ended
                                                                                                            -----------------
(In thousands)                                                                                                October 1, 2005
-----------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                                      $  74,408
 Increase due to Kadant Johnson acquisition                                                                            49,979
 Increase due to purchase of minority interest in subsidiary                                                              861
 Currency translation adjustment                                                                                       (1,083)
                                                                                                                    ---------
Balance at End of Period                                                                                            $ 124,165
                                                                                                                    =========

       See Note 4 for further discussion of goodwill associated with the Kadant Johnson acquisition.

<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.     Goodwill (continued)

       During the third quarter of 2005, the Company acquired the remaining minority interest in one of its Kadant Johnson subsidiaries for $1,129,000 in cash and recorded $861,000 of goodwill.

7.     Short- and Long-Term Obligations

       The components of short- and long-term obligations are as follows:

(In thousands)                                                                       October 1, 2005          January 1, 2005
-----------------------------------------------------------------------------------------------------------------------------

Current Portion of Term Loan                                                               $   9,000                $       -
Long-Term Portion of Term Loan                                                                48,750                        -
                                                                                           ---------                ---------
Total Short- and Long-Term Obligations                                                     $  57,750                $       -
                                                                                           =========                =========

       To fund a portion of the purchase price for the acquisition of Kadant Johnson, the Company entered into a term loan and revolving credit facility (the "Credit Agreement") effective May 9, 2005 in the aggregate principal amount of up to $85,000,000, including a $25,000,000 revolver. The Credit Agreement is among Kadant, as Borrower, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. On May 11, 2005, the Company borrowed $60,000,000 under the term loan facility, which is repayable in quarterly installments over a five-year period. The aggregate principal to be repaid each year is as follows:
$4,500,000, $9,000,000, $10,500,000, $13,500,000, $15,000,000, and $7,500,000 in
2005, 2006, 2007, 2008, 2009, and 2010, respectively. In the third quarter of 2005, the Company made a $2,250,000 principal payment.

       Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by Kadant: (a) the prime rate plus an applicable margin initially set at 0% for 2005, and up to 0.25% thereafter, or (b) a Eurocurrency rate plus an applicable margin initially set at 1% for 2005, and between 0.625% and 1.25% thereafter. The applicable margin is determined based upon Kadant's total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

       In connection with the Credit Agreement, Kadant agreed to pay a commitment fee, payable quarterly, at an initial rate of 0.25% per annum of the unused amount of revolving credit commitments, subject to adjustment based upon Kadant's total debt to EBITDA ratio (resulting in a per annum rate of between 0.175% and 0.275%).

       Debt issuance costs were approximately $652,000 and are included in other assets in the accompanying condensed consolidated balance sheet. These costs are being amortized to interest expense over five years based on the effective-interest method. As of October 1, 2005, the unamortized debt issuance costs were approximately $568,000.

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



<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.     Short- and Long-Term Obligations (continued)

       In addition, the Credit Agreement contains negative covenants applicable to Kadant and its subsidiaries, including financial covenants requiring Kadant to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to
2.5 in certain circumstances, and a minimum consolidated fixed charge coverage ratio of 1.5, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing Kadant's fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of October 1, 2005, Kadant was in compliance with these covenants.

       The loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of Kadant and secured by a pledge of 65% of the stock of the Company's first-tier foreign subsidiaries and the Company's subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

8.     Swap Agreement

       Kadant entered into a swap agreement (the "Swap Agreement"), which was effective May 17, 2005, to convert $36,000,000 of the principal balance of the $60,000,000 term loan from a floating rate to a fixed rate of interest. The Swap Agreement has a five-year term, the same quarterly payment dates as the hedged portion of the term loan, and reduces proportionately in line with the amortization of the term loan. Under the Swap Agreement, Kadant will receive a three-month LIBOR rate and pay a fixed rate of interest of 4.125%. The net effect on interest expense for the hedged portion of the term loan ($36,000,000) is that Kadant will pay a fixed interest rate of up to 5.375% (the sum of the 4.125% fixed rate under the Swap Agreement and the applicable margin of up to 1.25% on the term loan). The guarantee provisions and the default and financial covenants, as well as certain restrictions on the payment of dividends (included in the Credit Agreement and outlined in Note 7) also apply to the Swap Agreement.

       The Swap Agreement has been designated as a cash flow hedge and is carried at fair value. As of October 1, 2005, the unrealized gain associated with the Swap Agreement was $349,000, which is included in other assets and within accumulated other comprehensive items on a net of tax basis in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the swap is remote based on the creditworthiness of the financial institution issuing the Swap Agreement.

9.     Warranty Obligations

       The Company provides for the estimated cost of product warranties at the time of sale based on the actual historical return rates and repair costs. In the Pulp and Papermaking Systems (Papermaking Systems) segment, the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.     Warranty Obligations (continued)

       The changes in the carrying amount of the Company's product warranties for its continuing operations for the three- and nine-month periods ended October 1, 2005 and October 2, 2004 are as follows:

                                                                   Three Months Ended                     Nine Months Ended
                                                             ------------------------------         -----------------------------
                                                             October 1,          October 2,         October 1,         October 2,
(In thousands)                                                     2005               2004                2005               2004
---------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                  $ 3,766             $ 3,460           $  3,582           $  3,661
 Provision (benefit)                                               (147)                370                823              1,743
 Usage                                                             (611)               (632)            (1,523)            (2,225)
 Acquired warranty obligation                                         -                   -                232                  -
 Other, net (a)                                                     (14)                (29)              (120)               (10)
                                                                -------             -------           --------           --------
Balance at End of Period                                        $ 2,994             $ 3,169           $  2,994           $  3,169
                                                                =======             =======           ========           ========

(a) Represents the effects of currency translation.

       The Company recorded a $147,000 benefit and a $370,000 provision for warranty obligations in the third quarter of 2005 and 2004, respectively. Contributing to the $147,000 benefit in the third quarter of 2005 was a reduction of $616,000 in warranty reserves in our North American stock-preparation equipment product line largely due to significantly improved claims experience.

See Note 15 for warranty information related to the discontinued operation.

10.    Restructuring and Unusual Items

       In an effort to improve operating performance at the Papermaking Systems segment's Kadant Lamort subsidiary in France, the Company approved a restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort's competitive position in the European paper industry. As required under French law, consultations with Kadant Lamort's workers' council, which represents the employees, have been completed. The restructuring involves the reduction of approximately 100 full-time positions across all functions in France. As of the end of the third quarter of 2005, approximately 60 employees had been notified of their termination, approximately 35 employees will be notified in the fourth quarter of 2005, and the remaining employees will be notified by the end of the second quarter of 2006.

       The Company accrued a restructuring charge of $9,235,000 in the fourth quarter of 2004, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits - An Amendment of Financial Accounting Standards Board
(FASB) Statements No. 5 and 43," for severance and other termination costs in connection with the workforce reduction. The Company estimates that an additional restructuring charge of $875,000 will be incurred related to this restructuring, the majority of which will be accrued for in the fourth quarter of 2005. As a result of the restructuring, the Company expects to realize a curtailment gain resulting in a reduction in the accrued liability associated with Kadant Lamort's pension plan of approximately $450,000, which will be primarily recognized in 2005 as the employees are notified of their termination. During the third quarter of 2005, the Company recognized $78,000 of this curtailment gain.

       In addition, during the fourth quarter of 2004, the Company recorded restructuring costs of $280,000, which were accounted for in accordance with SFAS No. 112, related to severance costs of 11 employees at one of the Papermaking Systems segment's U.S. subsidiaries.

<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Restructuring and Unusual Items (continued)

       A summary of the changes in accrued restructuring costs is as follows:

(In thousands)                                                       Severance
------------------------------------------------------------------------------
Balance at January 1, 2005                                            $ 10,026
 Usage                                                                    (598)
 Currency translation                                                     (770)
                                                                      --------

Balance at October 1, 2005                                            $  8,658
                                                                      ========

       The specific restructuring measures and associated estimated costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to during the fourth quarter of 2004. In addition, the Company estimates that an additional restructuring charge of $875,000 will be incurred primarily in the fourth quarter of 2005 associated with additional severance costs not contemplated in the original restructuring plan. The Company anticipates that substantially all of the employees associated with the Kadant Lamort restructuring will be notified of their terminations by the end of 2005, however, due to the long notification periods, the related cash payments will extend into the first half of 2006.

11.    Business Segment Information

       The Company has combined its operating entities into one reportable operating segment, Pulp and Papermaking Systems. In addition, the Company has two separate product lines; Fiber-based Products and Casting Products, which are included in the "Other" category below. In classifying operational entities into a particular segment, the Company considered how management assesses performance and makes operating decisions and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

                                                                   Three Months Ended                     Nine Months Ended
                                                             ------------------------------         -----------------------------
                                                             October 1,          October 2,         October 1,         October 2,
(In thousands)                                                     2005                2004               2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Pulp and Papermaking Systems                               $ 62,879            $ 47,669          $ 172,978          $ 144,166
    Other (b)                                                     1,920               1,214              7,651              4,869
                                                               --------            --------          ---------          ---------
                                                               $ 64,799            $ 48,883          $ 180,629          $ 149,035
                                                               ========            ========          =========          =========

Income from Continuing Operations Before Provision
 for Income Taxes and Minority Interest:
    Pulp and Papermaking Systems (a)                           $  6,166            $  5,595          $  15,476          $  18,090
    Corporate and Other (b,c)                                    (1,428)             (1,327)            (2,961)            (3,773)
                                                               --------            --------          ---------          ---------
    Total Operating Income                                        4,738               4,268             12,515             14,317
    Interest (Expense) Income, Net                                 (489)                354               (113)               989
                                                               --------            --------          ----------         ---------
                                                               $  4,249            $  4,622          $  12,402          $  15,306
                                                               ========            ========          =========          =========

Capital Expenditures:
    Pulp and Papermaking Systems                               $    741            $    291          $   1,493          $   1,126
    Corporate and Other (b,c)                                       303                 122                426                204
                                                               --------            --------          ---------          ---------
                                                               $  1,044            $    413          $   1,919          $   1,330
                                                               ========            ========          =========          =========


<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

11.    Business Segment Information (continued)


                                                                                               October 1, 2005    January 1, 2005
---------------------------------------------------------------------------------------------------------------------------------
Total Assets:
    Pulp and Papermaking Systems                                                                     $ 338,283          $ 196,248
    Corporate and Other (b,c)                                                                           28,546             73,339
                                                                                                     ---------          ---------
    Total Assets from Continuing Operations                                                            366,829            269,587
    Total Assets from Discontinued Operations                                                           14,508             15,650
                                                                                                     ---------          ---------
                                                                                                     $ 381,337          $ 285,237
                                                                                                     =========          =========

(a)  Includes pre-tax income of $78 in the three- and nine-month periods ending October 1, 2005 associated with restructuring activities, a pre-tax gain on sale of subsidiary of $149 in the three- and nine-month periods ending October 2, 2004, and a pre-tax gain of $970 in the nine-month period ending October 2, 2004, which resulted from renegotiating a series of agreements with one of the Company's licensees.
(b)  Other includes the results from the Fiber-based Products business and the Casting Products business.
(c)  Corporate primarily includes general and administrative expenses.

12.    Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation
       Expense

       As permitted by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," and SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123), the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations to account for its stock-based compensation plans. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company's stock-based compensation plans been determined based on

<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

12. Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation Expense (continued)

the fair values at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the Company's financial results would have been as follows:

                                                                      Three Months Ended               Nine Months Ended
                                                                  --------------------------      ---------------------------
                                                                  October 1,      October 2,      October 1,       October 2,
(In thousands, except per share amounts)                                2005            2004            2005             2004
-----------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                   $  2,634        $  3,205         $  8,868       $  10,522
Loss from Discontinued Operation                                      (2,252)         (3,698)          (2,408)         (4,544)
                                                                    --------        --------         --------       ---------
Net Income (Loss) As Reported                                            382            (493)           6,460           5,978
 Deduct: Total stock-based employee compensation expense
    determined under the fair-value-based method for all
    awards, net of tax                                                  (103)           (557)            (452)         (1,686)
                                                                    --------        --------         --------       ---------
 Pro forma net income (loss)                                        $    279        $ (1,050)        $  6,008       $   4,292
                                                                    ========        ========         ========       =========

Basic Earnings (Loss) per Share:
 As reported:
    Income from continuing operations                               $    .19        $    .23         $    .64       $     .74
    Net income (loss)                                               $    .03        $   (.04)        $    .46       $     .42
 Pro forma:
    Income from continuing operations                               $    .18        $    .19         $    .61       $     .62
    Net income (loss)                                               $    .02        $   (.08)        $    .43       $     .30

Diluted Earnings (Loss) per Share:
 As reported:
    Income from continuing operations                               $    .19        $    .22         $    .63       $     .73
    Net income (loss)                                               $    .03        $   (.03)        $    .46       $     .41
 Pro forma:
    Income from continuing operations                               $    .18        $    .19         $    .59       $     .61
    Net income (loss)                                               $    .02        $   (.07)        $    .42       $     .30

13.    Employee Benefit Plans

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

<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

13.    Employee Benefit Plans (continued)

       Kadant Johnson also offers a post-retirement welfare benefit plan (reflected in the table below in "Other Benefits") to its U.S. employees upon attainment of eligible retirement age. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions. The accrued post-retirement benefit cost associated with this plan was $4,808,000 at October 1, 2005, and is included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

       The components of the net periodic benefit cost for the pension benefits and other benefits plans in the three- and nine-month periods ended October 1, 2005 and October 2, 2004 are as follows:

                                                                Three Months Ended                 Three Months Ended
(In thousands)                                                    October 1, 2005                   October 2, 2004
---------------------------------------------------------------------------------------------------------------------
                                                             Pension            Other         Pension           Other
                                                            Benefits         Benefits        Benefits        Benefits
                                                            --------         --------        --------        --------

Components of Net Periodic Benefit Cost:
    Service cost                                            $    179         $     92        $    160        $     17
    Interest cost                                                252              110             242              28
    Expected return on plan assets                              (351)               -            (343)              -
    Recognized net actuarial (gain) loss                           -              (68)              -               9
    Amortization of prior service cost                           (11)             (13)             12             (14)
                                                            --------         --------        --------        --------
Net periodic benefit cost                                   $     91         $    121        $     71        $     40
                                                            ========         ========        ========        ========

                                                                Nine Months Ended                  Nine Months Ended
                                                                 October 1, 2005                    October 2, 2004
                                                            ------------------------------------- -------------------
                                                             Pension            Other         Pension           Other
                                                            Benefits         Benefits        Benefits        Benefits
                                                            --------         --------        --------        --------
Components of Net Periodic Benefit Cost:
  Service cost                                              $    536         $    210        $    480        $     55
  Interest cost                                                  755              229             726              87
  Expected return on plan assets                              (1,053)               -          (1,027)              -
  Recognized net actuarial (gain) loss                             -              (51)              -              27
  Amortization of prior service cost                              35              (37)             34             (44)
                                                            --------         --------        --------        --------
Net periodic benefit cost                                   $    273         $    351        $    213        $     25
                                                            ========         ========        ========        ========

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

Discount rate                                                  6.00%            5.90%           6.25%           4.90%
Expected long-term return on plan assets                       8.50%                -           8.50%               -
Rate of compensation increase                                  4.00%            2.50%           4.00%           2.50%




<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

13.    Employee Benefit Plans (continued)

       No cash contributions are expected for the U.S. subsidiary's noncontributory defined benefit retirement plan and no cash contributions, other than funding current benefit payments, are expected for the other pension and post-retirement welfare benefit plans in 2005.

       The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act), enacted on December 8, 2003, provides for a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. The Company's accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy as those amounts are not material to the Company's post-retirement benefit plans.

14.    Recent Accounting Pronouncements

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

15.    Discontinued Operation

       On October 27, 2004, the Company's board of directors approved a plan and management committed to sell the Company's composite building products business (composites business) after making a determination that the business no longer aligned with the Company's long-term strategy. The composites business was sold on October 21, 2005 (see Note 16 for further discussion). The Company has presented the composites business in the accompanying condensed consolidated financial statements as a discontinued operation, as all the criteria under SFAS No. 144 have been met. All prior periods have been restated to reflect the composites business as a discontinued operation.

<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

15.    Discontinued Operation (continued)

       Operating results for the composites business are as follows:

                                                                      Three Months Ended               Nine Months Ended
                                                                  --------------------------      ---------------------------
                                                                  October 1,      October 2,      October 1,       October 2,
(In thousands)                                                          2005            2004            2005             2004
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                             $ 4,409         $ 4,394        $ 15,193         $ 13,751
                                                                     -------         -------        --------         --------
Loss Before Income Tax Benefit                                        (3,465)         (5,689)         (3,705)          (6,991)
Income Tax Benefit                                                     1,213           1,991           1,297            2,447
                                                                     -------         -------        --------         --------
Loss From Discontinued Operation                                     $(2,252)        $(3,698)       $ (2,408)        $ (4,544)
                                                                     =======         =======        ========         ========

       The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

                                                                                                  October 1,       January 1,
(In thousands)                                                                                          2005             2005
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                           $    227         $     39
Accounts receivable, less allowances                                                                     834            2,252
Inventories                                                                                            4,088            4,035
Other current assets                                                                                   1,971            1,981
Property, plant, and equipment, at cost, net                                                           6,805            6,760
Other assets                                                                                             583              583
                                                                                                    --------         --------

Total Assets                                                                                          14,508           15,650
                                                                                                     -------         --------

Accounts payable                                                                                       1,249            1,446
Accrued warranty costs                                                                                 6,031            4,327
Other current liabilities                                                                              1,074              905
Other liabilities                                                                                        900              900
                                                                                                    --------         --------

Total Liabilities                                                                                      9,254            7,578
                                                                                                    --------         --------

Net Assets                                                                                          $  5,254         $  8,072
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

<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

15.    Discontinued Operation (continued)

       The composites business experienced warranty issues that affected its profitability in 2003 and 2004. There was a substantial increase in warranty claims in 2004, with the most significant increase occurring in the three-month period ended October 2, 2004. During the first six months of 2004, the majority of the claims were associated with contraction of certain decking products. In the three-month period ended October 2, 2004, the increased claims were associated with a new issue concerning excessive oxidation that affected the integrity of the plastic used in some of the decking products manufactured prior to October 2003. As a result of the increase in claims received and the estimate for future potential claims, the Company's Kadant Composites LLC subsidiary
(Kadant Composites LLC) increased its warranty expense in the third quarter of 2004 compared to prior periods. Included in this increased warranty expense was the cost of exchanging material held by the composites business' distributors with new material and its best estimate of costs related to future potential valid claims arising from installed products.

       In the third quarter of 2005, the composites business experienced a higher-than-expected level of warranty claims associated with the previously identified product issues of excess oxidation and contraction. As a result of the high level of claims, the Company recorded a warranty provision of $3,973,000 in the third quarter of 2005, which represented a $3,746,000 increase over the second quarter of 2005 and a $603,000 decrease over the third quarter of 2004.

       A summary of the changes in accrued warranty costs for the nine-month periods ended October 1, 2005 and October 2, 2004 is as follows:

                                                                                                        Nine Months Ended
                                                                                                  ---------------------------
                                                                                                  October 1,       October 2,
(In thousands)                                                                                          2005             2004
-----------------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                                                                      $  4,327         $    869
   Provision                                                                                           4,606            5,906
   Usage                                                                                              (2,902)          (1,688)
                                                                                                    --------         --------

Balance at End of Period                                                                            $  6,031         $  5,087
                                                                                                    ========         ========

16.    Subsequent Events

Disposition of Discontinued Operation

       On October 21, 2005, Kadant Composites LLC completed the sale of substantially all of its assets pursuant to an asset purchase agreement (the Purchase Agreement) with LDI Composites Co., a Minnesota corporation (Buyer), and Liberty Diversified Industries, Inc., a Minnesota corporation and parent corporation of the Buyer, to the Buyer for approximately $11,127,000 in cash and the assumption of $1,444,000 of liabilities, subject to a post-closing adjustment. Pursuant to the Purchase Agreement, approximately $629,000 of the sale price was deposited in an escrow fund until May 1, 2007 and approximately $629,000 of the sale price will be held by the Buyer for one year from the date of sale to satisfy certain indemnification obligations. The sale price, net of transaction costs, is slightly above the net book value of the assets sold and the liabilities assumed, and as a result, the Company does not expect the resulting gain on the sale to be material to its consolidated operating results for the fourth quarter of 2005.



<

>                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

16.    Subsequent Events (continued)

       Pursuant to the Purchase Agreement, Kadant Composites LLC has retained warranty obligations for products manufactured prior to the sale. Kadant Composites LLC deposited $3,500,000 of the sale proceeds into a special escrow fund to satisfy these warranty claims. The warranty escrow fund will be administered by the Buyer for five years or until the funds are exhausted, after which time Kadant Composites LLC will administer any remaining warranty claims associated with products manufactured prior to the sale date.

First Amendment to Credit Agreement

       On October 21, 2005, the Company entered into a First Amendment to the Credit Agreement with the lenders, permitting the issuance of letters of credit denominated in foreign currencies.

Restructuring Costs

       We anticipate incurring restructuring and other one-time costs of approximately $1,100,000 in the fourth quarter of 2005, including $700,000 in the Papermaking Systems segment to restructure several of our North American operations in response to continued weak market conditions and an additional $400,000 of restructuring costs, net of an associated curtailment gain, in connection with the previously announced restructuring at our Kadant Lamort subsidiary.



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

Overview

Company Background

       We are a leading supplier of equipment used in the global papermaking and paper recycling industry and also a manufacturer of granules made from papermaking byproducts and grey and ductile iron castings. Our continuing operations consist of one reportable operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines: Fiber-based Products and Casting Products. In classifying operational entities into a particular segment, we considered how our management assesses performance and makes operating decisions, and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. In addition, prior to its sale, we operated the composite building products business (composites business), which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. The composites business was sold on October 21, 2005.

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

Pulp and Papermaking Systems Segment

       Our Papermaking Systems segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the paper and paper recycling industries. With the acquisition of The Johnson Corporation (Kadant Johnson) in May 2005, we added fluid handling systems, which improve dryer performance during the papermaking process. Our principal products include:

       - Stock-preparation systems and equipment: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers for preparation for entry into the paper machine during the production of paper;


<

>                                  KADANT INC.

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

       - Water-management systems: systems and equipment used to continuously clean paper machine fabrics and to drain, purify, and recycle process water during paper sheet formation; and

       - Fluid handling systems and equipment: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, and textiles.

Other

       Our other business lines include our Fiber-based Products business and our Casting Products business.

       Our Fiber-based Products business produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

       Our Casting Products business manufactures grey and ductile iron castings.

Discontinued Operation

       Prior to the sale of the composites business, we produced composite building products, including decking and railing systems and roof tiles, made from recycled fiber, plastic, and other material, which were marketed through distributors primarily to the building industry. On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all of its assets to LDI Composites Co. (the Buyer) for approximately $11.1 million in cash and the assumption of $1.4 million of liabilities, subject to a post-closing adjustment. The sale price, net of transaction costs, is slightly above the net book value of the assets sold and the liabilities assumed, and as a result we do not expect the resulting gain on the sale to be material to our consolidated operating results for the fourth quarter of 2005.

       As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Kadant Composites LLC deposited $3.5 million of the sale proceeds into a special escrow fund to satisfy these warranty claims. This fund will be administered by the Buyer for five years or until the funds are exhausted, after which time Kadant Composites LLC will administer any remaining covered warranty claims. As of October 1, 2005, the accrued warranty reserve associated with the composites business was $6.0 million. Kadant Composites LLC recorded a $4.0 million warranty provision in the third quarter of 2005 due to a higher-than-expected level of warranty claims associated with the previously identified product issues of excessive oxidation and contraction. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

International Sales

       During the first nine months of 2005 and 2004, approximately 61% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign

<

>                                  KADANT INC.

currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. The paper industry had been in a prolonged downcycle for the past several years. While the performance of paper producers, especially in North America, had been gradually improving in the first half of the year, the industry is continuing to experience sluggish demand. The profitability of paper producers is still being negatively affected by higher operating costs, especially for energy and chemicals. In response, paper companies are still cautious about increasing their capital and operating spending in the current market environment and have continued to reduce capacity by keeping their paper machines idle or closing paper mills. We expect, however, that if the market recovers, paper companies will increase their capital and operating spending, which would have a positive effect on paper company suppliers, such as Kadant, although the timing of such effect is difficult to predict. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) integrating the Kadant Johnson acquisition, (ii) increasing our manufacturing capabilities in China, (iii) increasing aftermarket sales, (iv) completing the Kadant Lamort restructuring, and (v) penetrating new markets outside the paper industry. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort's competitive position in the European paper industry. As required under French law, we have completed the consultations with Kadant Lamort's workers' council, which represents the employees. The restructuring involves the reduction of approximately 100 full-time positions in France and we expect substantially all affected employees will be notified of their termination by the end of 2005. We accrued a restructuring charge of $9.2 million in the fourth quarter of 2004 for severance and other termination costs in connection with the workforce reduction. We anticipate that an additional restructuring charge of $0.9 million will be incurred related to this restructuring, the majority of which will be accrued for in the fourth quarter of 2005. In addition, we expect to realize a curtailment gain resulting


<

>                                  KADANT INC.

in a reduction in the accrued liability associated with Kadant Lamort's pension plan of approximately $0.5 million, which will primarily be recognized in 2005 as the employees are notified of their termination. We expect that Kadant Lamort will continue to experience operating losses in the fourth quarter of 2005 as these restructuring actions are completed.

       In response to continued weak market conditions in North America, we anticipate incurring restructuring and other one-time costs in the Papermaking Systems segment of approximately $0.7 million in the fourth quarter of 2005 to restructure several of our North American operations in response to continued weak market conditions. We anticipate annual savings of approximately $2.4 million as a result of these actions.

       We continue to pursue market opportunities outside North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, as announced in our earnings call on November 3, 2005, we plan to acquire a manufacturing and assembly facility in China for our stock-preparation equipment and related aftermarket products. Revenues from China are primarily derived from large capital orders, the timing of which has been difficult to predict. For the past several quarters, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects, which we believe is due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China's banking system. This has caused delays in receiving orders and, as a result, will delay our recognizing revenue on these projects to periods later than originally expected. We plan to use the acquired business in China as a base for increasing our aftermarket business, which we believe will be more predictable.

       On May 11, 2005, we acquired all the outstanding stock of Kadant Johnson, a leading supplier of steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of steel, plastics, rubber, and textiles. Kadant Johnson was a privately held company based in Michigan with approximately 575 employees at operations in North and South America, Europe and Asia. Kadant Johnson's primary products include rotary joints, syphons, and related steam and condensate systems. The purchase price was $101.5 million in cash, subject to a further post-closing adjustment as outlined in the purchase agreement for Kadant Johnson, and $4.2 million in acquisition-related costs. In addition to the cash consideration, we issued a letter of credit to the sellers for $4 million, subject to adjustment, related to certain tax assets of Kadant Johnson, the value of which we expect to realize. The parties also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date and July 1, 2006, which could increase the purchase price by up to $8 million. The majority of the results for Kadant Johnson will be reported in the Pulp and Papermaking Systems segment within the fluid handling product line. Results associated with the Casting Products business will be reported in "Other."

       Our 2005 guidance reflects expected revenues and earnings per share from continuing operations, which excludes the results from our composites business (accounted for as a discontinued operation). For the fourth quarter of 2005, we expect to earn between $.04 to $.07 per diluted share, on revenues of $60 to $62 million. For the full year, we expect to earn between $.67 to $.70 per diluted share, on revenues of $240 to $242 million, down from our previously announced guidance of $.92 to $1.00 per diluted share, on revenues of $250 to $260 million. The factors contributing to the decrease of $.25 per diluted share at the low end of our guidance include: delays in the receipt of several major prospective orders from China; the delay in the receipt of an approximately $6 million order at our Kadant Lamort subsidiary, which will delay revenue recognition until 2006; anticipated restructuring costs of $0.7 million at several of our operations in North America; additional net restructuring costs of $0.4 million at our Kadant Lamort subsidiary; and weaker-than-expected performance in our North American accessory businesses, caused by sluggish order rates in our capital equipment product lines.



<

>                                  KADANT INC.

Results of Operations

Third Quarter 2005 Compared With Third Quarter 2004
---------------------------------------------------

       The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of revenues from continuing operations for the third fiscal quarters of 2005 and 2004. The results of operations for the fiscal quarter ended October 1, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                     Three Months Ended
                                                                                             --------------------------------
                                                                                             October 1,            October 2,
                                                                                                   2005                  2004
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                            100%                  100%
                                                                                                    ---                   ---

Costs and Operating Expenses:
 Cost of revenues                                                                                    60                    61
 Selling, general, and administrative expenses                                                       31                    29
 Research and development expenses                                                                    2                     1
                                                                                                    ---                   ---
                                                                                                     93                    91
                                                                                                    ---                   ---

Operating Income
                                                                                                      7                     9

Interest Income, net                                                                                  -                     1
                                                                                                    ---                   ---
Income from Continuing Operations Before Provision for
   Income Taxes and Minority Interest                                                                 7                    10

Provision for Income Taxes                                                                            3                     3

Minority Interest Expense (Income)                                                                    -                     -
                                                                                                    ---                   ---

Income from Continuing Operations                                                                     4                     7

Loss from Discontinued Operation                                                                     (3)                   (8)
                                                                                                    ---                   ---

Net Income (Loss)                                                                                     1%                   (1)%
                                                                                                    ===                   ===

Revenues

       Revenues increased $15.9 million, or 33%, to $64.8 million in the third quarter of 2005 from $48.9 million in the third quarter of 2004. Revenues in the third quarter of 2005 include a $17.7 million, or 36%, increase from recently acquired Kadant Johnson, and the favorable effect of currency translation of $0.2 million due to a weaker U.S. dollar relative to the functional currencies in countries in which we operate.

       Revenues from our Papermaking Systems segment and other businesses for the third quarters of 2005 and 2004 are as follows:

                                                                                                          Three Months Ended
                                                                                                    -----------------------------
                                                                                                    October 1,         October 2,
(In thousands)                                                                                            2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Systems                                                                         $ 62,879           $ 47,669
 Other                                                                                                   1,920              1,214
                                                                                                      --------           --------
                                                                                                      $ 64,799           $ 48,883
                                                                                                      ========           ========



<

>                                  KADANT INC.

       Pulp and Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $15.2 million, or 32%, to $62.9 million in the third quarter of 2005 from $47.7 million in the third quarter of 2004. Revenues in the third quarter of 2005 include a $16.7 million, or 35%, increase due to the inclusion of a full quarter of revenues from recently acquired Kadant Johnson, which comprises our fluid handling product line, and the favorable effect of currency translation described above, all of which related to this segment.

       Revenues at the Papermaking Systems segment by product line are as follows:


                                                                                                                         Increase
                                                                                                                       (Decrease)
                                                                     Three Months Ended                                 Excluding
                                                            -------------------------------                             Effect of
                                                             October 1,          October 2,            Increase          Currency
(In Millions)                                                      2005               2004           (Decrease)       Translation
---------------------------------------------------------------------------------------------------------------------------------

Product Line:
 Stock-Preparation Equipment                                    $  24.2             $  26.1             $  (1.9)          $  (1.9)
 Accessories                                                       14.4                15.1                (0.7)             (0.8)
 Water-Management                                                   7.1                 6.1                 1.0               0.9
 Fluid Handling                                                    16.7                   -                16.7              16.7
 Other                                                              0.5                 0.4                 0.1               0.1
                                                                -------             -------             -------           -------
                                                                $  62.9             $  47.7             $  15.2           $  15.0
                                                                =======             =======            ========           =======

       Revenues from the segment's stock-preparation equipment product line decreased $1.9 million, or 7%, in the third quarter of 2005 compared to the third quarter of 2004 due to a decrease in sales in Europe of $2.6 million, or 30%, in the third quarter of 2005 resulting from continued weakness in the European market for stock-preparation capital equipment. This decrease was offset in part by a $0.6 million, or 9%, increase in sales in China due to strong sales of our capital equipment.

       Revenues from the segment's accessories product line decreased $0.7 million, or 5%, in the third quarter of 2005 compared to the third quarter of 2004, including a $0.1 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's accessories product line decreased $0.8 million, or 5%, due to a decrease in sales in Europe and North America due to weaker demand for our capital equipment.

       Revenues from the segment's water-management product line increased $1.0 million, or 17%, in the third quarter of 2005 compared to the third quarter of 2004, including a $0.1 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's water-management product line increased $0.9 million, or 15%, due to a 20% increase in sales of our capital equipment in North America, offset in part by an 8% decrease in Europe.

       Revenues from the recently acquired fluid handling product line were $16.7 million in the third quarter of 2005.

       Other. Revenues from the Fiber-based Products business decreased $0.3 million, or 26%, to $0.9 million in the third quarter of 2005 from $1.2 million in the third quarter of 2004 due to the timing of Biodac(TM) orders from two large customers. Biodac(TM) is our product family of biodegradable granules that we produce from papermaking byproducts. Revenues from the Casting Products business were $1.0 million in the third quarter of 2005.



<

>                                  KADANT INC.

Gross Profit Margin

       Gross profit margin was 40% in the third quarter of 2005 compared to 39% in the third quarter of 2004.

       Gross profit margins for the third quarters of 2005 and 2004 for our Papermaking Systems segment and our other businesses are as follows:

                                                                                                           Three Months Ended
                                                                                                     ----------------------------
                                                                                                     October 1,        October 2,
                                                                                                           2005              2004
---------------------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Systems                                                                                42%               39%
 Other                                                                                                        7                31
                                                                                                            ---                --
                                                                                                             40%               39%

       The gross profit margin at the Papermaking Systems segment was 42% and 39% in the third quarter of 2005 and 2004, respectively. The fluid handling product line contributed a 3% increase in gross profit margins in the third quarter of 2005. A reduction of warranty reserves in our North American stock preparation business due to significantly improved claims experience contributed a 1% increase in gross margins. These increases were offset in part by lower margins at our Kadant Lamort subsidiary, which reduced gross margins by 1%. The gross profit margin at our other businesses decreased to 7% in the third quarter of 2005 from 31% in the third quarter of 2004 due to the inclusion of lower margins at the Casting Products business and to lower margins in our Fiber-based granular product line. We expect the gross profit margin in the Fiber-based granular product line to continue to be negatively affected by significantly higher costs of natural gas used in the manufacturing process.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 31% and 29% in the third quarters of 2005 and 2004, respectively. Selling, general, and administrative expenses increased to $20.3 million in the third quarter of 2005 from $14.2 million in the third quarter of 2004, an increase of $6.1 million, or 42%. The increase was primarily due to the inclusion of $7.1 million in selling, general, and administrative expenses from Kadant Johnson, which was offset in part by a reduction of $1.1 million of selling, general, and administrative expenses resulting from a reduction in incentive compensation accruals and other expense reductions at the Papermaking Systems segment.

       Research and development expenses were $1.3 million and $0.8 million in the third quarters of 2005 and 2004, respectively, and represented 2% of revenues in both periods, including $0.4 million from Kadant Johnson in 2005.

Interest Income

       Interest income decreased slightly to $0.3 million in the third quarter of 2005 from $0.4 million in the third quarter of 2004 primarily due to a decrease in the average cash balance resulting from the May 2005 acquisition of Kadant Johnson, partly offset by higher prevailing interest rates.

Interest Expense

       Interest expense increased to $0.8 million in the third quarter of 2005 from $2 thousand in the third quarter of 2004 due to interest expense associated with the $60.0 million in borrowings used to fund the Kadant Johnson acquisition in May 2005.


<

>                                  KADANT INC.

Gain on Sale of Subsidiary

       During the third quarter of 2004, we recognized a gain of $0.1 million from the sale of a subsidiary in Latin America for $0.4 million.

Restructuring and Unusual Items

       During the third quarter of 2005, we recognized a curtailment gain of $0.1 million associated with the employees who had been terminated pursuant to Kadant Lamort's restructuring plan and were no longer eligible for benefits under Kadant Lamort's pension plan.

Income Taxes

       Our effective tax rate was 36% and 31% in the third quarters of 2005 and 2004, respectively. The 36% effective tax rate in the third quarter of 2005 consisted of our 35% recurring tax rate, a 3% increase associated with an adjustment to the effective tax rate for the first half of 2005 due to a recent tax ruling related to the United Kingdom, offset in part by a 2% non-recurring tax benefit resulting from a reduction of $0.1 million in tax reserves. The effective tax rate for the third quarter of 2004 was 31%, which was based on our 35% recurring effective tax rate offset by a 4% non-recurring tax benefit resulting from a reduction of $0.2 million in tax reserves for foreign tax credits associated with the filing of the 2003 federal tax return.

Income from Continuing Operations

       Income from continuing operations decreased to $2.6 million in the third quarter of 2005 from $3.2 million in the third quarter of 2004, a decrease of $0.6 million, or 18%. This decrease was due primarily to an increase in interest expense of $0.8 million associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition, offset in part by an increase of $0.5 million in pre-tax operating income (see Gross Profit Margin and Operating Expenses above for further discussion).

Loss from Discontinued Operation

       The discontinued operation had a net loss of $2.3 million in the third quarter of 2005 compared to a net loss of $3.7 million in the third quarter of 2004, due primarily to a $2.2 million decrease in operating expenses, which was offset by a $0.8 million decrease in the income tax benefit. The decrease in operating expenses was primarily due to a $0.6 million decrease in the warranty provision, a decrease in production costs of approximately $1.2 million, and a $0.3 million decrease in depreciation expense.



<

>                                  KADANT INC.

First Nine Months 2005 Compared With First Nine Months 2004
-----------------------------------------------------------

       The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of revenues from continuing operations for the first nine months of 2005 and 2004. The results of operations for the first nine months of 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                    Nine Months Ended
                                                                                              ----------------------------
                                                                                              October 1,        October 2,
                                                                                                    2005              2004
--------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                             100%              100%
                                                                                                     ---               ---
Costs and Operating Expenses:
 Cost of revenues                                                                                     61                60
 Selling, general, and administrative expenses                                                        30                29
 Research and development expenses                                                                     2                 1
                                                                                                     ---               ---
                                                                                                      93                90
                                                                                                     ---               ---

Operating Income                                                                                       7                10

Interest Income, net                                                                                   -                 -
                                                                                                     ---               ---

Income from Continuing Operations Before Provision for
   Income Taxes and Minority Interest                                                                  7                10

Provision for Income Taxes                                                                             2                 3

Minority Interest Expense                                                                              -                 -
                                                                                                     ---               ---
Income from Continuing Operations
                                                                                                       5                 7
Loss from Discontinued Operation
                                                                                                      (1)               (3)
                                                                                                     ---               ---

Net Income                                                                                             4%                4%
                                                                                                     ===               ===



Revenues

       Revenues increased $31.6 million, or 21%, to $180.6 million in the first nine months of 2005 from $149.0 million in the first nine months of 2004. Revenues in the 2005 period include a $28.9 million, or 19%, increase due to the inclusion of Kadant Johnson, acquired in May 2005, and the favorable effect of currency translation of $2.5 million due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.



<

>                                  KADANT INC.

Results of Operations (continued)

       Revenues from our Papermaking Systems segment and other businesses for the first nine months of 2005 and 2004 are as follows:
                                                                                                           Nine Months Ended
                                                                                                     ----------------------------
                                                                                                    October 1,         October 2,
(In thousands)                                                                                            2005               2004
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Systems                                                                        $ 172,978          $ 144,166
 Other                                                                                                   7,651              4,869
                                                                                                     ---------          ---------
                                                                                                     $ 180,629          $ 149,035
                                                                                                     =========          =========

       Pulp and Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $28.8 million, or 20%, to $173.0 million in the first nine months of 2005 from $144.2 million in the first nine months of 2004. Revenues in the first nine months of 2005 include a $27.3 million, or 19%, increase due to the inclusion of revenue from recently acquired Kadant Johnson, which comprises our fluid handling product line, and the favorable effect of currency translation described above, all of which related to this segment.

       Revenues at the Papermaking Systems segment by product line are as follows:

                                                                                                                         Increase
                                                                                                                       (Decrease)
                                                                   Nine Months Ended                                    Excluding
                                                            -------------------------------                             Effect of
                                                             October 1,          October 2,           Increase           Currency
(In Millions)                                                      2005                2004          (Decrease)       Translation
---------------------------------------------------------------------------------------------------------------------------------

Product Line:
 Stock-Preparation Equipment                                    $  78.0             $  74.7          $     3.3         $      2.2
 Accessories                                                       45.0                47.0               (2.0)              (3.0)
 Water-Management                                                  21.4                21.4                  -               (0.3)
 Fluid Handling                                                    27.3                   -               27.3               27.3
 Other                                                              1.3                 1.1                0.2                0.1
                                                                -------             -------          ---------         ----------
                                                                $ 173.0             $ 144.2          $    28.8         $     26.3
                                                                =======             =======          =========         ==========

       Revenues from the segment's stock-preparation equipment product line increased $3.3 million, or 5%, in the first nine months of 2005 compared to the first nine months of 2004, including a $1.1 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $2.2 million, or 3%, due to a $10.0 million, or 42%, increase in sales from North America. This increase was offset in part by a $4.3 million, or 18%, decrease in sales in China in the first nine months of 2005 due to continued delays by customers in securing their financing approvals from the Chinese government. In addition, sales in Europe decreased $3.5 million, or 13%, in the first nine months of 2005 due to continued weakness in the European market for stock-preparation capital equipment.


<

>                                  KADANT INC.

       Revenues from the segment's accessories product line decreased $2.0 million, or 4%, in the first nine months of 2005 compared to the first nine months of 2004, including a $1.0 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's accessories product line decreased $3.0 million, or 6%, due to a decrease in sales of capital equipment in North America and Europe.

       Revenues from the segment's water-management product line were $21.4 million in both the first nine months of 2005 and 2004, including $0.3 million in 2005 from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's water-management product line decreased $0.3 million, or 1%, due primarily to a decrease in capital sales in Europe.

       Revenues from the recently acquired fluid handling product line were $27.3 million in the first nine months of 2005, which includes revenues from Kadant Johnson from the acquisition date of May 11, 2005 to October 1, 2005.

       Other. Revenues from the Fiber-based Products business increased $1.2 million, or 26%, to $6.1 million in the first nine months of 2005 from $4.9 million in the first nine months of 2004 primarily as a result of an increase in sales to an existing customer of Biodac(TM), our product family of biodegradable granules that we produce from papermaking byproducts. Revenues from the Casting Products business were $1.5 million in the first nine months of 2005.

Gross Profit Margin

       Gross profit margin was 39% in the first nine months of 2005 compared to 40% in the first nine months of 2004.

       Gross profit margins for the first nine months of 2005 and 2004 for our Papermaking Systems segment and our other businesses are as follows:

                                                                                                 Nine Months Ended
                                                                                           ----------------------------
                                                                                           October 1,        October 2,
                                                                                                 2005              2004
-----------------------------------------------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Systems                                                                      39%               39%
 Other                                                                                             32                37
                                                                                                   --                --
                                                                                                   39%               40%

       The gross profit margin at the Papermaking Systems segment remained constant at 39% in the first nine months of 2005 and 2004. The fluid handling product line contributed a 3% increase in gross profit margin in the first nine months of 2005, which was offset by lower margins at our Kadant Lamort subsidiary. The gross profit margin at our other businesses decreased to 32% in the first nine months of 2005 from 37% in the first nine months of 2004 due primarily to the inclusion of lower margins from the Casting Products business.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 30% and 29% in the first nine months of 2005 and 2004, respectively. Selling, general, and administrative expenses increased to $53.7 million in the first nine months of 2005 from $42.6 million in the first nine months of 2004, an increase of $11.1 million, or 26%. The increase included $11.2 million of selling, general, and administrative expenses in the 2005 period associated with Kadant Johnson. In addition, the first quarter of 2004 included a $1.0 million gain from the renegotiation of a series of agreements with one of our licensees, which lowered selling, general, and administrative expenses in that period. Offsetting these increases was a $0.7 million decrease in severance costs associated with our European operations and


<

>                                  KADANT INC.

a decrease of $0.5 million associated with the costs to implement the internal control requirements of the Sarbanes-Oxley Act of 2002.

       Research and development expenses were $3.6 million and $2.3 million in the first nine months of 2005 and 2004, respectively, and represented 2% of revenues in both periods. Included in the $1.3 million increase in research and development expenses were $0.6 million of research and development expenses associated with Kadant Johnson.

Interest Income

       Interest income increased to $1.2 million in the first nine months of 2005 from $1.0 million in the first nine months of 2004 primarily due to higher prevailing interest rates, offset in part by lower average cash balances resulting from the acquisition of Kadant Johnson in May 2005.

Interest Expense

       Interest expense increased to $1.3 million in the first nine months of 2005 from $14 thousand in the first nine months of 2004 due to interest expense associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition.

Gain on Sale of Subsidiary

       During the first nine months of 2004, we recognized a gain of $0.1 million from the sale of a subsidiary in Latin America for $0.4 million.

Restructuring and Unusual Items

       During the first nine months of 2005, we recognized a curtailment gain of $0.1 million associated with the employees who had been notified of their termination pursuant to Kadant Lamort's restructuring plan and are no longer eligible for benefits under Kadant Lamort's pension plan.

Income Taxes

       Our effective tax rate was 27% and 31% in the first nine months of 2005 and 2004, respectively. The 27% effective tax rate in the first nine months of 2005 consisted of our 35% recurring tax rate, offset by a 7% non-recurring tax benefit associated with a reimbursement of $0.9 million received from our former parent company, Thermo Electron, pursuant to our tax matters agreement for tax years in which we were included in Thermo Electron's consolidated tax return. Also offsetting the 35% recurring rate was a 1% non-recurring tax benefit resulting from a reduction of $0.1 million in tax reserves. The 31% effective tax rate in the first nine months of 2004 consisted of a 35% recurring tax rate, offset by a 3% non-recurring tax benefit resulting from a reduction of $0.4 million in tax reserves primarily associated with our foreign operations, as the reserves were no longer required, and a 1% non-recurring tax benefit resulting from a $0.2 million reduction in tax reserves for foreign tax credits associated with the filing of the 2003 federal tax return.

Income from Continuing Operations

       Income from continuing operations decreased to $8.9 million in the first nine months of 2005 from $10.5 million in the first nine months of 2004, a decrease of $1.6 million, or 16%. The primary reasons for this decrease can be attributed to a decrease in operating income of $1.8 million (see discussion above on Gross Profit Margin and Operating Expenses) and an increase in interest expense of $1.3 million in the first nine months of 2005 associated with the $60.0 million in borrowings used to fund the Kadant Johnson acquisition in May 2005.


<

>                                  KADANT INC.

Loss from Discontinued Operation

       The loss from our discontinued operation decreased to $2.4 million in the first nine months of 2005 from $4.5 million in the first nine months of 2004, due primarily to a $1.4 million increase in revenues and a $2.1 million decrease in cost of sales, offset by a $1.2 million decrease in the income tax benefit. The largest component of the decrease in cost of sales was a $1.3 million decrease in the warranty provision.

Liquidity and Capital Resources

       Consolidated working capital, including the discontinued operation, was $80.1 million at October 1, 2005, compared with $113.7 million at January 1, 2005. Included in working capital are cash and cash equivalents of $42.9 million at October 1, 2005, compared with $82.1 million at January 1, 2005. At October 1, 2005, $24.5 million of cash and cash equivalents were held by our foreign subsidiaries.

       Our operating activities provided $11.2 million and $6.3 million of cash during the first nine months of 2005 and 2004, respectively. The most significant components of the cash provided in the first nine months of 2005 were the cash provided by income from continuing operations of $8.9 million, a non-cash charge for depreciation and amortization expense of $4.9 million, and a decrease in inventories, which provided cash of $2.4 million. Partially offsetting the cash provided in the first nine months of 2005 was a decrease primarily in the Papermaking Systems segment in accounts payable, which used cash of $2.5 million and a decrease in other current liabilities, which used cash of $2.4 million.

       Our investing activities used cash of $104.3 million and $0.5 million in the first nine months of 2005 and 2004, respectively. During the first nine months of 2005, we used cash of $103.1 million to acquire the stock of The Johnson Corporation. In addition, during the first nine months of 2005, $1.9 million of deferred acquisition costs paid in 2004 associated with the Kadant Johnson acquisition were capitalized to goodwill. We used cash of $1.1 million in the first nine months of 2005 to acquire the remaining minority interest in one of our Kadant Johnson subsidiaries. We also used $1.9 million in the first nine months of 2005 to purchase property, plant and equipment.

       Our financing activities provided cash of $55.5 million in the first nine months of 2005 and used cash of $6.1 million in the first nine months of 2004. During the first nine months of 2005, we received proceeds of $60 million from a term loan we entered into to fund a portion of the purchase price for Kadant Johnson. We also increased our short- and long-term obligations by $4 million, which represents additional consideration for Kadant Johnson to be paid over the next five years. In the first nine months of 2005, we used cash of $3.3 million to repay short- and long-term obligations. In addition, we used cash of $5.4 million to purchase our common stock on the open market. In the first nine months of 2004, we used cash of $10.3 million to purchase our common stock on the open market and received $4.8 million from the issuance of common stock in connection with the exercise of employee stock options.

       Our discontinued operation provided cash of $0.4 million and $2.7 million in the first nine months of 2005 and 2004, respectively. The cash provided of $0.4 million in the first nine months of 2005 was primarily due to an increase in accrued warranty costs of $1.7 million and a decrease in accounts receivable of $1.4 million, partially offset by the net loss from discontinued operation of $2.4 million. On October 21, 2005, Kadant Composites LLC sold substantially all of its assets for approximately $11.1 million in cash and the assumption of $1.4 million in liabilities, subject to a post-closing adjustment. The net cash proceeds, after selling costs, will be approximately $10.5 million. Of the net cash proceeds, $3.5 million has been deposited into an escrow fund to satisfy warranty claims and approximately $1.3 million was deposited in escrow and similar accounts to satisfy potential indemnifications associated with the sale.

       On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. After evaluating the effect of the law on our unremitted foreign earnings, we have determined that


<

>                                  KADANT INC.

due to various factors, there is no benefit to us. Therefore, it will remain our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through October 1, 2005, we have not provided U.S. income taxes on approximately $53.7 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $1.9 million.

       In May 2004, our board of directors authorized the repurchase of up to $30 million of our equity securities in the open market or in negotiated transactions through May 18, 2005. Prior to January 1, 2005, we had repurchased 460,400 shares of our common stock under this authorization for $9.3 million. For the period from January 2, 2005 through May 18, 2005, we repurchased an additional 109,700 shares of our common stock under this authorization for $2.1 million. On May 6, 2005, our board of directors authorized the repurchase of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006. As of October 1, 2005, we have repurchased 1,200 shares of our common stock for $25 thousand in the second quarter of 2005 and 171,500 shares of our common stock for $3.4 million in the third quarter of 2005 under this authorization. As of October 1, 2005, there was $11.6 million remaining under this authorization for the repurchase of our common stock.

       We completed our acquisition of Kadant Johnson on May 11, 2005 for $101.5 million in cash, subject to a further post-closing adjustment as outlined in the purchase agreement for Kadant Johnson, and $4.2 million in acquisition-related costs. In addition to the cash consideration, we issued a letter of credit to the sellers for $4 million, subject to adjustment, related to certain tax assets of Kadant Johnson, the value of which we expect to realize. We also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date and July 1, 2006, which could increase the purchase price by up to $8 million. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (the Credit Agreement) effective as of May 9, 2005 in the aggregate principal amount of up to $85 million, including a $25 million revolver. The Credit Agreement includes a $60 million five-year term loan, which is repayable in equal quarterly installments over a five-year period. The aggregate principal to be repaid each year is as follows: $4.5 million, $9 million, $10.5 million, $13.5 million, $15 million, and $7.5 million in 2005, 2006, 2007, 2008, 2009, and
2010, respectively. Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by us:
(a) the prime rate plus an applicable margin initially set at 0% for 2005, and up to 0.25% thereafter or, (b) a eurocurrency rate plus an applicable margin initially set at 1% for 2005, and between 0.625% and 1.25% thereafter. The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the Credit Agreement.

       Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which include customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

       In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances, and a minimum consolidated fixed charge coverage ratio of 1.5, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary


<

>                                  KADANT INC.

distributions, and entering into new lines of business. As of October 2, 2005, we were in compliance with the covenants in the Credit Agreement.

       The loans under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by a pledge of 65% of the stock of our first-tier foreign subsidiaries and our subsidiary guarantors pursuant to a guarantee and pledge agreement effective as of May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

       We anticipate incurring restructuring and other one-time costs of approximately $1.1 million in the fourth quarter of 2005, including approximately $0.7 million to restructure several of our North American operations in response to continued weak market conditions and an additional $0.4 million of restructuring costs, net of an associated curtailment gain, in connection with our previously announced restructuring at our Kadant Lamort subsidiary. We are also evaluating potential restructuring actions that may be undertaken at Kadant Johnson. Such actions may include rationalizing product lines and consolidation of facilities. We will record the cost of restructuring actions at Kadant Johnson as an increase to goodwill when decisions are made as to the extent of such actions. We expect to finalize the restructuring plan no later than one year following completion of the Kadant Johnson acquisition.

       On November 3, 2005, we signed a non-binding letter of intent to acquire a Chinese supplier of components to our stock-preparation product line for approximately $20 million, subject to change. We anticipate funding the acquisition, if completed, with additional borrowings. This acquisition is subject to a number of conditions, including the negotiation and signing of a definitive purchase agreement, satisfaction of customary conditions and regulatory approvals.

       Although we currently have no material commitments for capital expenditures, we plan to make expenditures during the remainder of 2005 for property, plant, and equipment of approximately $1.6 million.

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

       During the first nine months of 2005 and 2004, approximately 61% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

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

       A significant portion of our international sales has, and may in the future, come from China. Our sales in China, our operation of manufacturing facilities in China, and our planned acquisition of a manufacturing facility in China expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased credit risk due to payment terms that are applicable to doing business in China. In addition, the timing of these orders is often difficult to predict. In the last year, we believe that the timing of the recognition of orders has been adversely affected by policies of the Chinese government designed to control economic growth and have had the effect of slowing down or delaying financing approvals for our customers. We are unable to predict the potential effect of these policies on the receipt of financing by our customers resulting in unexpected and uncontrollable delays in the recognition of orders, which adversely affects our expected financial results.

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



<

>                                  KADANT INC.

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



<

>                                  KADANT INC.

Our inability to successfully integrate Kadant Johnson into our business could have a material adverse effect on our business.

       On May 11, 2005, we acquired Kadant Johnson. The integration of Kadant Johnson into our business will involve the merger of employees, products and services over multiple U.S. and international locations. We may not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the acquisition. To meet our quarterly certification requirements and in anticipation of incorporating Kadant Johnson into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Kadant Johnson's internal control structure to ensure that its controls over financial reporting are consistent with our policies and procedures. Given the multi-location structure of the Kadant Johnson business, this review will take significant time and effort, similar to our Sarbanes-Oxley compliance efforts in 2004, and will involve significant cost. During this process, we may identify control deficiencies in addition to those disclosed elsewhere in this periodic report. Our ability to realize the value of the goodwill and other intangibles recorded for this acquisition will depend on the future cash flows of the Kadant Johnson business. If these future cash flows are below what we anticipated, we may incur future impairment losses associated with goodwill and intangibles, which could have a material adverse effect on our results of operations.

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

Our inability to successfully complete the restructuring of our Kadant Lamort subsidiary would have a negative effect on our future operating results.

       In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a restructuring of that subsidiary in the fourth quarter of 2004 intended to strengthen Kadant Lamort's competitive position in the European paper industry. The restructuring required compliance with various legal requirements in France before implementation, including consultations with Kadant Lamort's workers' council, which represents the employees. The restructuring involves the reduction of approximately 100 full-time positions in France and we expect that substantially all of the employees will be notified of their termination by the end of 2005. We expect that this subsidiary will continue to experience operating losses until these restructuring actions are completed. If we were unable to complete this restructuring, our future operating results would be negatively impacted. There is no assurance that Kadant Lamort will be able to regain profitability following the completion of the restructuring.


<

>                                  KADANT INC.

Our Kadant Composites LLC subsidiary is responsible for certain continued warranty obligations associated with its former composites business, even though it has disposed of this business.

       On October 21, 2005, Kadant Composites LLC sold its composites business. As part of the transaction, Kadant Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. Our consolidated results will continue to be impacted by these warranty obligations and we may be unable to accurately predict the potential liabilities related to these product warranties. In 2003 and 2004, Kadant Composites LLC experienced a significant increase in warranty claims and warranty expense related to its composite decking products including, but not limited to, contraction of certain deck boards and excessive oxidation that affects the integrity of the plastic used in some of its decking products. Included in the increased warranty expense was the cost of exchanging material held by its distributors with new material that, we believe, is not susceptible to this oxidation issue, and our best estimate of future potential costs related to valid claims arising from installed products. In the third quarter of 2005, Kadant Composites LLC experienced a higher-than-expected level of warranty claims associated with previously identified product issues. Although Kadant Composites LLC increased the warranty provisions accordingly, the reserve established may not be sufficient if Kadant Composites LLC incurs warranty claims higher than anticipated. It is reasonably possible that the ultimate settlement of such warranty claims may exceed the amount of the warranty reserve. In addition, there can be no assurance that other problems will not develop. A continued high level of warranty claims or expenses would have an adverse impact on the warranty reserve and would adversely affect our consolidated results.

Natural gas is a significant cost in the manufacture of our fiber-based granular products, and our results from operations will be adversely affected by continued high natural gas costs.

       We use natural gas in the production of our fiber-based granular products. As a result of the recent hurricanes in New Orleans, Texas and Florida and other factors, the price of natural gas has increased dramatically. We seek to manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations. Continued high costs of natural gas will adversely affect our consolidated results if we are unable to effectively manage our exposure or pass these costs on to customers in the form of surcharges.

We are dependent on a single mill for the raw material used in our fiber-based granules, and we may not be able to obtain raw material on commercially reasonable terms.

       We are dependent on a single paper mill for the fiber used in the manufacture of our fiber-based granular products. This mill has the exclusive right to supply the papermaking byproducts used in the manufacturing process. Although we believe our relationship with the mill is good, the mill could decide not to renew its contract with us at the end of 2005, or may not agree to renew on commercially reasonable terms. If this were to occur, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and might prevent prices for our products from being competitive.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

       We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents


<

>                                  KADANT INC.

covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. A patent relating to our fiber-based granular products expired in the second quarter of 2004. As a result, we are subject to increased competition in this market, which could have an adverse effect on this business. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.

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

Our inability to successfully complete the acquisition of a manufacturing and assembly plant in China could adversely affect our business.

       Our strategy includes the ability to manufacture components and equipment in low-cost regions such as China. We recently signed a non-binding letter of intent to acquire a Chinese supplier of components to our stock-preparation product line. This acquisition is subject to a number of conditions, including the negotiation and signing of a definitive purchase agreement, satisfaction of customary conditions and regulatory approvals, and there is no assurance that we will be able to complete this acquisition on favorable terms or on a timely basis. Our inability to successfully complete the acquisition would delay the implementation of our strategy to manufacture parts and components for stock-preparation equipment in a low-cost region, and could adversely affect our ability to compete cost-effectively in Asia and other markets.

       In anticipation of the completion of the acquisition of this supplier, we are abandoning efforts to construct an assembly and manufacturing facility outside Beijing. We may not be able to recoup our expenses to date associated with the formation of our subsidiary to operate this facility, the initial deposits on the land or the design and construction of the facility, and other costs incurred in connection with this effort. If we were unsuccessful, we would incur a charge against earnings that would adversely affect our financial performance.


<

>                                  KADANT INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our results of operations and financial condition.

       We borrowed $60 million in May 2005 to fund a portion of the Kadant Johnson acquisition. Through an interest rate swap $36 million, or 60%, of the borrowing has been converted to a fixed rate of interest. The remaining portion of the borrowing bears a variable rate of interest based on LIBOR. A 100-basis-point increase in LIBOR rates at October 1, 2005, would increase our annual pre-tax interest expense by $0.2 million.

       Except as described above, our exposure to market risk from interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2004.

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

       In May 2005 we acquired Kadant Johnson, a private company with internal control procedures that had not been designed for public company reporting. Prior to our acquisition, Kadant Johnson's independent certified public accountants identified material weaknesses in Kadant Johnson's controls over the inventory reserve calculation and financial close procedures. Kadant Johnson adjusted their inventory obsolescence reserve before the acquisition date by restating prior periods to increase their reserve in compliance with our policy and generally accepted accounting principles. In addition, we added internal control procedures designed to ensure that Kadant Johnson's disclosure controls, as they relate to Kadant's consolidated financial reporting, were adequate and in compliance with our policies and procedures. As a result, we made a number of changes to internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second and third quarters of 2005 including:

       -  reviewing and strengthening Kadant Johnson's tax accounting process,
       - reviewing and strengthening Kadant Johnson's intercompany reconciliation process,
       - enhancing the documentation relating to Kadant Johnson's reserve calculations for accounts receivable, warranty liability and inventory obsolescence to comply with its policies,
       - accelerating and improving Kadant Johnson's financial close procedures, and
       -  appointing a new Director of Finance

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

       Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2005. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible

<

>                                  KADANT INC.

controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of October 1, 2005, our Chief Executive Officer and Chief Financial Officer concluded that as of October 1, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control Over Financial Reporting

       Other than the changes resulting from our acquisition of Kadant Johnson outlined above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

       The following table provides information about purchases by us of our common stock during the three months ended October 1, 2005:


                      Issuer Purchases of Equity Securities
                      -------------------------------------
                                                                                                         Approximate Dollar
                                                                                  Total Number of       Value of Shares that
                                                                                Shares Purchased as          May Yet Be
                          Total Number of Shares      Average Price Paid          Part of Publicly            Purchased
     Period                   Purchased (1)               per Share               Announced Plans         Under the Plans
----------------------------------------------------------------------------------------------------------------------------
7/3/05 - 7/31/05                           -                       -                          -             $ 14,975,285
8/1/05 - 8/31/05                      43,700                  $19.16                     43,700             $ 14,137,991
9/1/05 - 10/1/05                     127,800                  $19.67                    127,800             $ 11,623,747
                                     -------                                            -------
Total:                               171,500                  $19.54                    171,500

(1) On May 6, 2005, our board of directors authorized the repurchase of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006. As of October 1, 2005, we had repurchased 1,200 shares of our common stock for $25 thousand in the second quarter of 2005 and 171,500 shares of our common stock for $3.4 million in the third quarter of 2005 under this authorization.

Item 6 - Exhibits
-----------------

       See Exhibit Index on the page immediately preceding exhibits.




<

>                                   KADANT INC.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November, 2005.

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



<

>                                   KADANT INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

10.1 First Amendment to Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, dated October 21, 2005.

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