Form 10-K
period 2005-12-31
KADANT INC
filed 2006-03-16
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of July 2, 2005, was approximately $301,325,000.

As of March 1, 2006, the registrant had 13,576,764 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2005

Kadant Inc.	2005 Annual Report

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents that we incorporate by reference in this Report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely,” “will,” “would,” or similar expressions, we are making forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned “Risk Factors” in Part I, Item 1A, of this Report.

Item 1.    Business

General Development of Business

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

Description of Our Business

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and also a manufacturer of granules made from papermaking byproducts. Our continuing operations consist of one reportable operating segment, Pulp and Papermaking Systems, and two separate product lines: Fiber-based Products and Casting Products. In classifying operational entities into a particular segment, we considered how our management assesses performance and makes operating decisions, and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. In addition, prior to its sale, we operated a composite building products business (the composites business), which is presented as a discontinued operation in the accompanying consolidated financial statements. On October 21, 2005, our Kadant Composites LLC subsidiary sold substantially all of its assets, comprising the composites business, to LDI Composites Co. for approximately $11.1 million in cash and the assumption of $1.4 million of liabilities resulting in an immaterial gain on the sale. The sale price is subject to a post-closing adjustment.

Kadant Inc.	2005 Annual Report

Pulp and Papermaking Systems

Our Pulp and Papermaking Systems segment has a long and well-established history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or their predecessor companies have been in operation for approximately 100 years. Our customer base includes major global paper manufacturers and, with our equipment found in most of the world’s pulp and paper mills, we believe we have one of the largest installed bases of equipment in the pulp and paper industry. We manufacture our products in nine countries in Europe, North and South America, and Asia and license certain products for manufacture in South America and Asia.

On May 11, 2005, we acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boards, metals, plastics, rubber, textiles, and food. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees and annual revenues of approximately $76 million in calendar 2004. The purchase price for the acquisition was approximately $101.5 million in cash, subject to a post-closing adjustment, and $4.7 million of acquisition-related costs. In addition to the consideration paid at closing, we issued a letter of credit to the sellers for $4.0 million related to certain tax assets of Kadant Johnson, the value of which we expect to realize. This amount is subject to adjustment based on The Johnson Corporation’s final tax return for 2005, and is due over the next five years as follows: 15% per year in 2006, 2007, 2008 and 2009, and 40% in 2010. The parties also agreed to an earn-out provision, based on the achievement of certain revenue targets between the closing date of May 11, 2005 and July 1, 2006, which could increase the purchase price by up to $8.0 million. This contingent consideration will be accounted for as an increase in goodwill, if and when the revenue targets are achieved. Based on our current forecasts, we do not believe that a significant payout under the earn-out provision is likely.

On January 21, 2006, on behalf of our wholly foreign owned enterprise formed in China, we entered into an Asset Purchase Agreement with Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) to acquire substantially all the assets of Huayi, a supplier of stock-preparation equipment in China, for approximately $20 million, subject to adjustment. We expect to finance the acquisition through a combination of cash and borrowings, in China or under our existing $25 million revolver, which is part of our credit facility entered into in May 2005. The closing of the acquisition is subject to customary closing conditions, including regulatory approvals and the approval of our board of directors and Huayi’s board of directors and shareholders. The closing is expected to occur in the second quarter of 2006. Huayi’s unaudited revenues were approximately $15.0 million in 2005.

Our Pulp and Papermaking Systems segment consists of the following product lines: stock-preparation systems and equipment, paper machine accessory equipment, water-management systems, and, since the May 2005 acquisition of Kadant Johnson, fluid-handling systems.

Stock-preparation systems and equipment

We develop, manufacture, and market complete custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers to prepare them for entry into the paper machine during the production of recycled paper. Our principal stock-preparation products include:

–	Recycling and approach flow systems: Our equipment includes pulping, screening, cleaning, and de-inking systems that blend pulp mixtures and remove contaminants, such as ink, glue, metals, and other impurities, to prepare them for entry into the paper machine during the production of recycled paper.
–	Virgin pulping process equipment: Our equipment includes pulp washing, evaporator, recausticizing, and condensate treatment systems used to remove lignin, concentrate and recycle process chemicals, and remove condensate gases.

Kadant Inc.	2005 Annual Report

Paper machine accessory equipment

We develop, manufacture, and market a wide range of doctor systems and related consumables that continuously clean papermaking rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, and application of coatings; and profiling systems that control moisture, web curl, and gloss during paper production. Our principal paper machine accessory products include:

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

Water-management systems

We develop, manufacture, and market water-management systems and equipment used to continuously clean paper machine fabrics, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Our principal water-management systems include:

–	Shower and fabric-conditioning systems: Our shower and fabric-conditioning systems assist in the removal of contaminants that collect on paper machine fabrics used to convey the paper web through the forming, pressing, and drying sections of the paper machine. The average paper machine has between 3 and 12 fabrics. These fabrics can easily become contaminated with fiber, fillers, pitch, and dirt that can have a detrimental effect on paper machine performance and paper quality. Our shower and fabric-conditioning systems assist in the removal of these contaminants.
–	Formation systems: We supply structures that drain, purify, and recycle process water from the pulp mixture during paper sheet and web formation.
–	Water-filtration systems: We offer a variety of filtration systems and strainers that remove contaminants from process water before reuse and recover reusable fiber for recycling back into the pulp mixture.

Fluid-handling systems

We develop, manufacture and market rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. Our principal fluid-handling systems include:

–	Rotary joints: Our mechanical devices, used with rotating shafts, allow the transfer of pressurized fluid from a stationary source into and out of rotating machinery for heating, cooling, or the transfer of fluid power.
–	Syphons: Our devices, installed primarily inside the rotating cylinders of paper machines, are used to force steam once it has cooled into a liquid state (condensate) out of the drying cylinders through rotary joints located on either end.
–	TurbulatorR tube bars: Our steel or stainless steel axial bars, installed on the inside of dryers, are used to induce turbulence in the condensate layer to improve the uniformity and rate of heat transfer (drying rate) of the dryers.

Kadant Inc.	2005 Annual Report

–	Engineered steam and condensate systems: Our systems control the flow of steam from the boiler to the paper drying cylinders, collect condensed steam, and return it to the boiler to improve energy-efficiency during the paper drying process.

Fiber-Based and Casting Products

Our Fiber-based Products business produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. In addition, our Casting Products business manufactures grey and ductile iron castings.

Discontinued Operation

Prior to October 2005, we produced composite building products, including decking and railing systems and roof tiles, made from recycled fiber, plastic, and other material, which were marketed through distributors primarily to the building industry. On October 21, 2005, our Kadant Composites LLC subsidiary sold substantially all of its assets, comprising the composites business, to LDI Composites Co. (the Buyer) for approximately $11.1 million in cash and the assumption of $1.4 million of liabilities resulting in an immaterial gain on the sale. The sale price is subject to a post-closing adjustment.

As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Kadant Composites LLC deposited $3.5 million of the sale proceeds into a special escrow fund to satisfy these warranty claims. This fund will be administered by the Buyer for five years or until the funds are exhausted, after which time Kadant Composites LLC will administer any remaining covered warranty claims. Based on the claims submitted to the Buyer for reimbursement through year-end 2005, the remaining balance in the special escrow fund would be reduced to approximately $2.3 million. Based on the claims activity and payments processed after year-end 2005, we anticipate that the special escrow fund will be utilized and Kadant Composites LLC will assume claims processing in 2006. As of December 31, 2005, the accrued warranty reserve associated with the composites business was $5.3 million. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in our consolidated financial statements.

Research and Development

We develop a broad range of products for all facets of the markets we serve. We focus our research and development efforts on the technological advancement of our stock-preparation, paper machine accessory, fluid-handling, and water-management products.

Our research and development expenses from continuing operations were $4.9 million, $3.1 million, and $4.3 million in 2005*, 2004, and 2003, respectively.

Raw Materials

Raw materials, components, and supplies for our significant products are available either from a number of different suppliers or from alternative sources that we believe could be developed without a material adverse effect on our business.

*	Unless otherwise noted, references to 2005, 2004, and 2003 in this Annual Report on Form 10-K are for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

Kadant Inc.	2005 Annual Report

The raw material used in the manufacture of our fiber-based granules is obtained from two paper recycling mills. The mills have the exclusive right to supply papermaking byproducts to our existing granulation plant in Green Bay, Wisconsin, under a contract which expires in December 2007 and is renewable every two years by mutual agreement. Although we believe that our relationship with the mills is good, the mills may not agree to renew the contract upon its expiration. Due to manufacturing changes at the mills, we recently had some difficulty obtaining sufficient raw material to operate at optimal production levels. We are working with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supplier for this raw material.

Patents, Licenses, and Trademarks

We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position.

Pulp and Papermaking Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2006 to 2024. We maintain a worldwide network of licensees and cross-licensees of products with other companies serving the pulp, papermaking, converting, and paper recycling industries.

Fiber-Based Products

We currently hold several U.S. patents, expiring on various dates ranging from 2008 to 2021, related to various aspects of the processing of fiber-based granules and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets. We also have foreign counterparts to these U.S. patents in Canada.

Seasonal Influences

Pulp and Papermaking Systems

There are no material seasonal influences on this segment’s sales of products and services.

Fiber-Based and Casting Products

Our fiber-based granular products business experiences fluctuations in sales, usually in the third quarter, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

No single customer accounted for more than 10% of our consolidated revenues or more than 10% of the Pulp and Papermaking Systems segment’s revenues in any of the past three years. Revenues from China were $29.2 million, $29.4 million, and $31.1 million in 2005, 2004, and 2003, respectively.

Kadant Inc.	2005 Annual Report

Backlog

Our backlog of firm orders for the Pulp and Papermaking Systems segment was $52.5 million and $34.2 million at year-end 2005 and 2004, respectively. We anticipate that substantially all of the backlog at December 31, 2005, will be shipped or completed during the next 12 months. Some of these orders may be canceled by the customer upon payment of a cancellation fee.

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

We are a leading supplier of specialty accessory equipment for paper machines. Our principal global competitors in this market are Joh. Clouth GmbH & Co. KG and Metso Corporation. Because of the high capital costs of paper machines and the role of our accessories in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, performance, and price.

We are a leading supplier of fluid-handling systems and equipment, offering global sales and service, application expertise, and an extensive rotary joint product line. There are numerous competitors in this market, including Deublin Company, Barco Company, Christian Maier GmbH & Co. KG, and Duff-Norton Company. In addition, due to the highly fragmented nature of the rotary joint market, we compete with numerous local competitors. We generally compete based on process knowledge, technical competency, product and service quality, and price.

Various competitors exist in the formation, shower and fabric-conditioning systems, and filtration systems markets. Principal competitors are IBS-Paper Performance Group in formation and shower and fabric conditioning systems and Asten/Johnson Foils in formation tables. In addition, a variety of smaller companies compete within the shower and fabric-conditioning systems and filtration systems markets. In each of these markets, we generally compete on the basis of process knowledge, application experience, product quality, service, and price.

Environmental Protection Regulations

We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2005, we had approximately 1,400 employees worldwide.

Kadant Inc.	2005 Annual Report

Financial Information

Financial information concerning our segment and product lines is summarized in Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 11, which begins on page F-1 of this Report.

Financial information about exports by domestic operations and about foreign operations is summarized in Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 11, which begins on page F-1 of this Report.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge through our website at www.kadant.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these Reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We are not including the information contained in our website as part of this Report nor are we incorporating the information on our website into this Report by reference.

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2006:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
William A. Rainville	64	Chairman of the Board, President, and Chief Executive Officer (1991)
Edward J. Sindoni	61	Executive Vice President and Chief Operating Officer (2006)
Thomas M. O’Brien	54	Executive Vice President and Chief Financial Officer (1994)
Jonathan W. Painter	47	Executive Vice President (1997)
Edwin D. Healy	68	Vice President (2002)
Sandra L. Lambert	50	Vice President, General Counsel, and Secretary (2001)
Eric T. Langevin	43	Vice President (2006)
Rudolf A. Leerentveld	49	Vice President (2005)
Michael J. McKenney	44	Vice President, Finance and Chief Accounting Officer (2002)

Mr. Rainville has been president and chief executive officer since our incorporation in 1991, a member of our board of directors since 1992, and chairman of our board since 2001. Prior to our spinoff in 2001, Mr. Rainville also held various managerial positions with Thermo Electron, including chief operating officer, recycling and resource recovery, a position he held since 1998, and for more than five years prior to that, senior vice president. Prior to joining Thermo Electron, Mr. Rainville held positions at Drott Manufacturing, Paper Industry Engineering, and Sterling Pulp and Paper.

Mr. Sindoni was named an executive vice president and chief operating officer in March 2006 and is responsible for global operations. He served as a senior vice president from 2001 to 2006 with responsibility for our paper machine accessory equipment and water-management systems businesses. From 1992 to 2001, he served as a vice president. Prior to joining us in 1987, he had a 21-year career with the General Electric Company.

Kadant Inc.	2005 Annual Report

Mr. O’Brien has been an executive vice president since 1998 and our chief financial officer since 2001. He served as our treasurer from 2001 to February 2005 and also as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O’Brien held various finance positions at Racal Interlan, Inc., Prime Computer, Compugraphic Corporation, and the General Electric Company.

Mr. Painter has been an executive vice president since 1997 and president of our composite building products business from 2001 until its sale in 2005. He served as our treasurer and treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter held various managerial positions with us and at Thermo Electron.

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

Mr. Langevin was named a vice president in March 2006, with responsibility for our paper machine accessory equipment and water-management systems businesses. Mr. Langevin has been president of our Kadant Web Systems subsidiary since 2001, and before that served as its senior vice president and vice president of operations. Prior to that, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.

Mr. Leerentveld has been a vice president since June 2005 and has served as the president of our Kadant Johnson Inc. subsidiary, acquired in May 2005. Prior to its acquisition, Mr. Leerentveld served as president of The Johnson Corporation since 1998, and before that held various managerial positions within The Johnson Corporation; Feda, Inc.; and EDCS, International Investment Fund.

Mr. McKenney has been our vice president, finance and chief accounting officer since January 2002, and served as our corporate controller since 1997. Mr. McKenney was controller of Kadant AES, our division acquired from Albany International Inc., from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International.

Item 1A. Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2006 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

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

Kadant Inc.	2005 Annual Report

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During 2005, approximately 60% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:

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

A significant portion of our international sales has, and may in the future, come from China. An increase in revenues, as well as our proposed acquisition of a manufacturing and assembly facility in China, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer’s specific requirements, involve increased credit risk due to payment terms that are applicable to doing business in China. In addition, the timing of these orders is often difficult to predict.

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

Our leverage could have negative consequences, including:

–	increasing our vulnerability to adverse economic and industry conditions,
–	limiting our ability to obtain additional financing,
–	limiting our ability to pay dividends on or repurchase our capital stock,
–	limiting our ability to acquire new products and technologies through acquisitions or licensing, and
–	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

Kadant Inc.	2005 Annual Report

Our indebtedness bears interest at floating rates pursuant to the terms of the Credit Agreement. As a result, our interest payment obligations on this indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, we have converted 60% of the term loan to a fixed rate of interest through an interest rate swap.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

Restrictions in our Credit Agreement may limit our activities.

Our Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:

–	incur additional indebtedness,
–	pay dividends on, redeem, or repurchase our capital stock,
–	make investments,
–	create liens,
–	sell assets,
–	enter into transactions with affiliates, and
–	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.

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

If an event of default occurs, we may not have sufficient funds available to make the required payments under our indebtedness. If we are unable to repay amounts owed under our Credit Agreement, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under the agreement.

Our Kadant Composites LLC subsidiary is responsible for certain continued warranty obligations associated with its former composites business, even though it has disposed of this business.

On October 21, 2005, Kadant Composites LLC sold its composites business. As part of the transaction, Kadant Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. Our consolidated results will continue to be impacted by these warranty obligations and we may be unable to accurately predict the potential liabilities related to these product warranties. In 2003 and 2004, Kadant Composites LLC experienced a significant increase in warranty claims and warranty expense related to its composite decking products including, but not limited to, contraction of certain deck boards and excessive oxidation that affects the integrity of the plastic used in some of its decking products. Included in the increased warranty expense was the cost of exchanging material held by its distributors with new material that, we believe, is not susceptible to this oxidation issue, and our best estimate of future potential costs related to valid claims arising from installed products. In 2005, Kadant Composites LLC experienced a higher-than-expected level of warranty claims associated with previously identified product issues. Although Kadant Composites LLC increased the warranty provisions accordingly, the reserve established may not be sufficient if Kadant

Kadant Inc.	2005 Annual Report

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

On May 11, 2005, we acquired Kadant Johnson. The integration of Kadant Johnson into our business will involve the merger of employees, products, and services over multiple U.S. and international locations. We may not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the acquisition. To meet our quarterly certification requirements and in anticipation of incorporating Kadant Johnson into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Kadant Johnson’s internal control structure to ensure that its controls over financial reporting are consistent with our policies and procedures. Given the multi-location structure of the Kadant Johnson business, this review will take significant time and effort, similar to our Sarbanes-Oxley compliance efforts in 2004, and will involve significant cost. During this process, we may identify control deficiencies in addition to those disclosed elsewhere in this periodic report. Our ability to realize the value of the goodwill and other intangibles recorded for this acquisition will depend on the future cash flows of the Kadant Johnson business. If these future cash flows are below what we anticipated, we may incur future impairment losses associated with goodwill and intangibles, which could have a material adverse effect on our results of operations.

Our inability to successfully complete the acquisition of a manufacturing and assembly plant in China could adversely affect our business.

Our strategy includes the ability to manufacture components and equipment in low-cost regions such as China. We recently entered into an Asset Purchase Agreement to acquire a Chinese supplier of stock-preparation equipment. This acquisition is subject to a number of conditions, including the negotiation and signing of a definitive purchase agreement and satisfaction of customary conditions and regulatory approvals, and there is no assurance that we will be able to complete this acquisition on favorable terms or on a timely basis. Our inability to successfully complete the acquisition would delay the implementation of our strategy to manufacture parts and components for stock-preparation equipment in a low-cost region, and could adversely affect our ability to compete cost-effectively in Asia and other markets.

In anticipation of completing this acquisition, we have terminated our efforts to construct an assembly and manufacturing facility outside Beijing. We may not be able to recoup our expenses to date associated with the formation of our subsidiary to operate this facility, such as the design and construction of the facility, and other costs incurred in connection with this effort.

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.

Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory, including antitrust, approvals. We do incur costs from time to time associated with potential acquisitions, which are deferred during the due diligence phase. Future operating results could be negatively impacted in any quarter in which we determine that a potential acquisition will not close and such associated costs are expensed. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. We may not be able to complete future acquisitions, integrate any acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if

Kadant Inc.	2005 Annual Report

any, from these acquisitions. In addition, we have previously acquired several companies and businesses and, as a result, we have recorded significant goodwill and intangible assets on our balance sheet. Any future impairment losses identified will be recorded as reductions to operating income, which could have a material adverse effect on our results of operations. Our ability to realize the value of the goodwill and intangibles that we have recorded will depend on the future performance and cash flows of these businesses, which will depend, in part, on how well we have integrated these businesses.

Our inability to obtain the anticipated benefits from the restructuring of our Kadant Lamort subsidiary would have a negative effect on our future operating results.

In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a restructuring of that subsidiary on November 18, 2004. This restructuring is intended to strengthen Kadant Lamort’s competitive position in the European paper industry. We accrued a restructuring charge of $9.2 million in the fourth quarter of 2004 for severance and other termination costs in connection with the workforce reduction. If we are unable to obtain the anticipated benefits from this restructuring, our future operating results would be negatively impacted.

Natural gas is a significant cost in the manufacture of our fiber-based granular products, and our results from operations will be adversely affected by continued high natural gas costs.

We use natural gas in the production of our fiber-based granular products the price of which increased dramatically at the end of 2005. We seek to manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations. Continued high costs of natural gas will adversely affect our consolidated results if we are unable to effectively manage our exposure or pass these costs on to customers in the form of surcharges.

We are dependent on two mills for the raw material used in our fiber-based granules, and we may not be able to obtain raw material on commercially reasonable terms.

We are dependent on two paper mills for the fiber used in the manufacture of our fiber-based granular products. These mills have the exclusive right to supply the papermaking byproducts used in the manufacturing process. Due to manufacturing changes at the mills, we recently had some difficulty obtaining sufficient raw material to operate at optimal production levels. We are working with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. Although we believe our relationship with the mills is good, the mills could decide not to renew the contract when it expires at the end of 2007, or may not agree to renew on commercially reasonable terms. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and might prevent prices for our products from being competitive.

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

Kadant Inc.	2005 Annual Report

develop patentable products and obtain and enforce patent protection for our products both in the United States and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. A patent relating to our fiber-based granular products expired in the second quarter of 2004. As a result, we could be subject to increased competition in this market, which could have an adverse effect on this business. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market share. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property.

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

Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104;
–	failure of a customer, particularly in China, to comply with an order’s contractual obligations;
–	adverse changes in demand for and market acceptance of our products;
–	competitive pressures resulting in lower sales prices of our products;
–	adverse changes in the pulp and paper industry;
–	delays or problems in our introduction of new products;
–	our competitors’ announcements of new products, services, or technological innovations;
–	contractual liabilities incurred by us related to guarantees of our product performance;

Kadant Inc.	2005 Annual Report

–	increased costs of raw materials or supplies, including the cost of energy; and
–	changes in the timing of product orders.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed. The location and general character of our principal properties as of December 31, 2005, are as follows:

Pulp and Papermaking Systems

We own approximately 1,351,000 square feet and lease approximately 146,000 square feet, under leases expiring on various dates ranging from 2006 to 2011, of manufacturing, engineering, and office space. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Auburn, Massachusetts; Theodore, Alabama; Queensbury, New York; Mason, Ohio; Three Rivers, Michigan; Guadalajara, Mexico; Summerstown, Ontario, Canada; Sao Paulo, Brazil; Weesp, The Netherlands; Bury, England; Hindas, Sweden; and Wuxi, China.

Kadant Inc.	2005 Annual Report

Other

We lease approximately 6,000 square feet in Acton, Massachusetts, for our corporate headquarters under a lease expiring in December 2006. We own approximately 26,000 square feet and lease approximately 15,000 square feet, under a lease expiring in January 2007, of manufacturing and office space located in Green Bay, Wisconsin. We also own 33,000 square feet of manufacturing and office space in Springport, Michigan.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Kadant Inc.	2005 Annual Report

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and

                Issuer Purchases of Equity Securities.

Market Price of Common Stock

On May 14, 2003, our common stock began trading on the New York Stock Exchange under the symbol KAI. Prior to that date, our common stock was traded on the American Stock Exchange.

The following table sets forth the high and low sales prices of our common stock for 2005 and 2004, as reported in the consolidated transaction reporting system.

	2005		2004
Quarter	High	Low	High	Low
First	$21.22	$18.15	$23.49	$19.17
Second	22.65	17.02	23.30	18.08
Third	23.18	18.27	23.15	17.72
Fourth	20.54	16.50	20.90	17.81

Holders of Common Stock

As of February 28, 2006, we had approximately 5,796 holders of record of our common stock. This does not include holdings in street or nominee name. The closing market price on the New York Stock Exchange for our common stock on February 28, 2006, was $18.89 per share.

Dividend Policy

We have never declared or paid cash dividends and we do not at this time expect to pay cash dividends in the foreseeable future because our policy has been to use earnings to finance expansion and growth. Payment of dividends will rest within the discretion of the board of directors and will depend upon, among other factors, our earnings, capital requirements, and financial condition. Our ability to pay dividends is further restricted by the terms of our Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the fourth quarter of 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
10/2/05 – 10/31/05	–	–	–	$11,623,747
11/1/05 – 11/30/05	204,000	$18.04	204,000	$7,944,105
12/1/05 – 12/31/05	–	–	–	$7,944,105
Total:	204,000	$18.04	204,000

(1)	On May 6, 2005, our board of directors authorized the repurchase of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006. As of December 31, 2005, we had repurchased 1,200 shares of our common stock for $25 thousand in the second quarter of 2005, 171,500 shares of our common stock for $3.4 million in the third quarter of 2005, and 204,000 shares of our common stock for $3.7 million in the fourth quarter of 2005 under this authorization.

Kadant Inc.	2005 Annual Report

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	2005	2004 (b)	2003 (a)	2002 (a,c,d)	2001(a,d,e)
Statement of Operations Data
Revenues	$243,713	$194,966	$191,507	$177,113	$219,226

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	9,865	5,753	13,123	8,280	12,522
Loss from Discontinued Operation, Net of Tax	(2,988)	(5,099)	(1,306)	(2,326)	(2,540)

Income Before Cumulative Effect of Change in Accounting Principle	6,877	654	11,817	5,954	9,982
Cumulative Effect of Change in Accounting Principle, Net of Tax	–	–	–	(32,756)	–

Net Income (Loss)	$6,877	$654	$11,817	$(26,802)	$9,982

Basic Earnings (Loss) per Share:
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$.71	$.41	$.96	$.64	$1.02
Discontinued Operation	(.21)	(.36)	(.09)	(.18)	(.21)
Cumulative Effect of Change in Accounting Principle	–	–	–	(2.53)	–

Net Income (Loss)	$.50	$.05	$.87	$(2.07)	$.81

Diluted Earnings (Loss) per Share:
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$.70	$.40	$.94	$.63	$1.02
Discontinued Operation	(.21)	(.35)	(.09)	(.18)	(.21)
Cumulative Effect of Change in Accounting Principle	–	–	–	(2.49)	–

Net Income (Loss)	$.49	$.05	$.85	$(2.04)	$.81

Balance Sheet Data (f)
Working Capital (g,h)	$75,446	$113,650	$114,935	$83,855	$167,451
Total Assets	355,811	285,237	271,713	231,517	367,654
Long-Term Obligations	46,500	–	–	580	119,267
Shareholders’ Investment	207,625	212,461	211,758	181,257	183,557

(a)	Restated to reflect the composite building products business as a discontinued operation.
(b)	Reflects $9.5 million of pre-tax restructuring and other costs.
(c)	Reflects $2.4 million of pre-tax restructuring and other costs, the redemption and repurchase of $118.1 million of the Company’s 4 1/2% subordinated convertible debentures, resulting in a pre-tax gain of $50.0 thousand, and cumulative effect of a change in accounting principle of $32.8 million associated with the adoption of Statement of Financial Accounting Standards No. 142.
(d)	Annual results were revised to reclassify extraordinary gains from the Company’s redemption and repurchase of its debentures in accordance with Statement of Financial Accounting Standards No. 145.
(e)	Reflects $0.7 million of pre-tax restructuring costs and the repurchase of $34.9 million of the Company’s 4 1/2% subordinated convertible debentures, resulting in a pre-tax gain of $1.1 million.
(f)	Includes the composite building products business, which is reflected as a discontinued operation.
(g)	Includes the 2001 redemption of common stock of a subsidiary for $13.1 million.
(h)	Includes $7.4 million, $8.1 million, $12.2 million, $10.1 million, and $9.0 million in 2005, 2004, 2003, 2002, and 2001, respectively, associated with the discontinued operation.

Kadant Inc.	2005 Annual Report

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in the Consolidated Financial Statements, beginning on page F-1 of this Report.

Overview

Industry Background

Our continuing operations are comprised of one reportable operating segment: Pulp and Papermaking Systems (Papermaking Systems), and two product lines, Fiber-based Products and Casting Products. Through our Pulp and Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the domestic and international papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world’s major paper manufacturers. As a result, we have one of the largest installed bases of equipment in the pulp and paper industry. Our installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which, we believe, is less susceptible to the cyclical trends in the paper industry.

Through our Fiber-based Products line, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. We also manufacture and sell grey and ductile iron castings through our Casting Products business.

Prior to the sale of the composites business, we produced composite building products, including decking and railing systems and roof tiles, made from recycled fiber, plastic, and other material, which were marketed through distributors primarily to the building industry. On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all of its assets, comprising the composites business, to LDI Composites Co. (the Buyer) for approximately $11.1 million in cash and the assumption of $1.4 million of liabilities resulting in an immaterial gain on sale. The sale price is subject to a post-closing adjustment.

As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Kadant Composites LLC deposited $3.5 million of the sale proceeds into a special escrow fund to satisfy these warranty claims. This fund will be administered by the Buyer for five years or until the funds are exhausted, after which time Kadant Composites LLC will administer any remaining covered warranty claims. Based on the claims submitted to the Buyer for reimbursement through year-end 2005, the remaining balance in the special escrow fund would be reduced to approximately $2.3 million. Based on the claims activity and payments processed after year-end 2005, we anticipate that the special escrow fund will be utilized and Kadant Composites LLC will assume claims processing in 2006. As of December 31, 2005, the accrued warranty reserve associated with the composites business was $5.3 million. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in the accompanying consolidated financial statements.

International Sales

During 2005, approximately 60% of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Kadant Inc.	2005 Annual Report

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

–	Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting were $55.6 million in 2005, $43.7 million in 2004, and $49.3 million in 2003. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The complexity of the estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. In addition, we are exposed to the risk, primarily relating to our orders in China, that a customer will not comply with the order’s contractual obligations to take delivery of the equipment. This risk is reduced somewhat by such customer’s forfeiture of their deposit on the order. The contractual obligations relating to the order may be difficult to enforce through a foreign country’s legal system, which could result in a significant credit exposure in the period or periods that were to be affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our business conditions were to be different, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.
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

Kadant Inc.	2005 Annual Report

recognized, as applicable. To the extent that installation becomes a significant component of our business in the future, the judgment associated with the determination of revenue recognition will increase. The complexity of all issues related to the assumptions, risks, and uncertainties inherent in the application of SAB No. 104 affects the amounts reported as revenues in our consolidated financial statements. Under SAB No. 104, we may not be able to reliably predict future revenues and profitability due to the difficulty of estimating when installation will be performed or when we will meet the contractually agreed upon performance tests, which can delay or prohibit recognition of revenues. The determination of when we install the equipment or fulfill the performance guarantees is largely dependent on our customers, their willingness to allow installation of the equipment or performance of the appropriate tests in a timely manner, and their cooperation in addressing possible problems that would impede achievement of the performance guarantee criteria. Unexpected changes in the timing related to the completion of installation or performance guarantees could cause our revenues and earnings to be significantly affected.

Inventories. We value our inventory at the lower of the actual cost (on a first-in, first-out; last-in, first-out; or weighted average basis) or market value and include materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and compare these amounts to historical and forecasted usage of and demand for each particular product or product line. We record a charge to cost of revenues for excess and obsolete inventory to reduce the carrying value of the inventories to net realizable value. Inventory writedowns have historically been within our expectations and the provisions established. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand, resulting in a charge for the writedown of that inventory in that period. In addition, our estimates of future product usage or demand may prove to be inaccurate, resulting in an understated or overstated provision for excess and obsolete inventory. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product usage and demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Valuation of Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment tests in the fourth quarter of 2005 using estimates from our long-range forecasts. Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No adjustment was required to the carrying value of our goodwill or intangible assets based on the analysis performed.

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

Kadant Inc.	2005 Annual Report

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

Warranties. In the Papermaking Systems segment, we offer warranties of various durations to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate terms regarding warranty coverage and length of warranty depending on the products and their applications. Our standard mechanical warranties require us to repair or replace a defective product during the warranty period at no cost to the customer. We record an estimate for warranty-related costs at the time of sale based on our actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past.

On October 21, 2005, Kadant Composites LLC sold its composites business, presented as a discontinued operation in the accompanying consolidated financial statements. As part of the transaction, Kadant Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. Our consolidated results will continue to be impacted by any adjustments to this warranty obligation, which will continue to be presented within the discontinued operation. This warranty obligation relates to a standard limited warranty provided to the original owner of our decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Prior to the sale of the composites business, we recorded an estimate for warranty-related costs at the time of sale based on our actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. Our analysis of expected warranty claims rates includes detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, include inherent uncertainties that are subject to fluctuation which could impact our future warranty provisions. Due to the highly subjective nature of these assumptions, we have recorded our best estimate of the cost of expected warranty claims. It is reasonably possible that the ultimate settlement of such claims may exceed the amount recorded, if we incur warranty return rates higher than we anticipated.

A significant increase in warranty return rates or costs to repair our products would lead to an increase in the warranty provision and could have a material adverse impact on our consolidated results for the period or periods in which such returns or additional costs occur.

Income Taxes. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not the tax asset or loss carryforward will be used, we would reverse the related valuation allowance. Our tax valuation allowance totaled $2.5 million at year-end 2005. Should our actual future taxable income by tax jurisdiction vary from our estimate, additional allowances or reversals thereof may be necessary.

We provide a liability for future income tax payments in the worldwide tax jurisdictions in which we operate. Should tax return positions that we expect are sustainable not be sustained upon audit, we could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits be sustained, a reduction in our tax provision would result.

Industry and Business Outlook

Our products are primarily sold to the pulp and paper industry. The paper industry had been in a prolonged downcycle for the past several years. While the performance of paper producers, especially in North America,

Kadant Inc.	2005 Annual Report

has been gradually improving over the past year, the industry is continuing to experience sluggish demand. The profitability of paper producers is still being negatively affected by higher operating costs, especially higher energy costs. We believe paper companies remain cautious about increasing their capital and operating spending in the current market environment. We expect, however, if the market recovers, paper companies will increase their capital and operating spending, which would have a positive effect on paper company suppliers, such as Kadant, although the timing of such effect is difficult to predict. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) integrating the Kadant Johnson acquisition, (ii) penetrating new markets outside the paper industry, (iii) completing our acquisition of a stock-preparation production plant in China, and (iv) increasing aftermarket sales. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a restructuring of that subsidiary in 2004 intended to strengthen Kadant Lamort’s competitive position in the European paper industry. We accrued a restructuring charge for severance and other termination costs in connection with the workforce reduction of $9.2 million in the fourth quarter of 2004. We completed the the restructuring actions in 2005 and as a result of these actions, we estimate that our Kadant Lamort subsidiary will be profitable in 2006.

We continue to pursue market opportunities outside North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we plan to acquire a manufacturing and assembly facility in China for this equipment and related products, as well as for certain of our accessories and water-management products in the future. Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. Our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China’s banking system. This has caused delays in receiving orders and, as a result, will delay our recognizing revenue on these projects to periods later than originally anticipated. We plan to use our new facility in China as a base for increasing our aftermarket business, which we believe will be more predictable.

Our 2006 guidance reflects expected revenues and earnings per share from continuing operations, which excludes the results from our discontinued operation. For the first quarter of 2006, we expect to earn, from continuing operations, between $.17 to $.19 per diluted share, on revenues of $70 to $72 million. For the full year, we expect to earn from continuing operations between $1.15 to $1.25 per diluted share, on revenues of $290 to $300 million.

Kadant Inc.	2005 Annual Report

Results of Operations

2005 Compared to 2004

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue for the years ending December 31, 2005 and January 1, 2005.

	December 31, 2005	January 1, 2005
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	61	61
Selling, general, and administrative expenses	31	29
Research and development expenses	2	1
Restructuring and other costs (income), net	–	5

	94	96

Operating Income	6	4
Interest Income (Expense), Net	–	–

Income from Continuing Operations Before Income Taxes and Minority Interest	6	4
Provision for Income Taxes	2	1

Income from Continuing Operations	4	3
Loss from Discontinued Operation	(1)	(3)

Net Income	3%	–%

Revenues

Revenues increased to $243.7 million in 2005 from $195.0 million in 2004, an increase of $48.7 million, or 25%. Revenues in 2005 include a $47.9 million, or 25%, increase from recently acquired Kadant Johnson, and the favorable effects of currency translation of $2.0 million, or 1%, due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

Revenues from our Papermaking Systems segment and other businesses for the years ending December 31, 2005 and January 1, 2005 are as follows:

(In thousands)	December 31, 2005	January 1, 2005
Revenues:
Pulp and Papermaking Systems	$232,615	$188,320
Other	11,098	6,646

	$243,713	$194,966

Pulp and Papermaking Systems. Revenues for the Papermaking Systems segment increased to $232.6 million in 2005 compared with $188.3 million in 2004, an increase of $44.3 million, or 24%. The increase in revenues in 2005 includes $45.5 million, or 24%, from recently acquired Kadant Johnson, which comprises our fluid-handling product line, and a 1% increase from the favorable effect of currency translation.

Kadant Inc.	2005 Annual Report

Revenues at the Papermaking Systems segment by product line were as follows:

(In millions)	2005	2004	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Product Line:
Accessories	$58.8	$62.7	$(3.9)	$(4.7)
Stock-Preparation Equipment	98.2	95.4	2.8	2.0
Fluid-Handling	45.5	–	45.5	45.5
Water-Management	28.3	28.8	(0.5)	(0.8)
Other	1.8	1.4	0.4	0.3

	$232.6	$188.3	$44.3	$42.3

Revenues from the segment’s accessories product line decreased by $3.9 million, or 6%, in 2005, including a $0.8 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line decreased $4.7 million, or 7%, due to a $2.9 million, or 7%, decrease in sales in North America and a $1.8 million, or 8%, decrease in sales in Europe. The decrease in sales was due to weaker demand in both North America and Europe, as well as a significant amount of unscheduled downtime by one of our largest customers in the U.S.

Revenues from the segment’s stock-preparation equipment product line increased by $2.8 million, or 3%, in 2005, including a $0.8 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $2.0 million, or 2%, due to a $5.8 million, or 16%, increase in sales in North America due to strong demand for our capital equipment, offset in part by a $4.1 million, or 12%, decrease in Europe due to weak demand.

Revenues from the recently acquired fluid-handling product line were $45.5 million in 2005.

Revenues from the segment’s water-management product line decreased $0.5 million, or 2%, in 2005, including a $0.3 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line decreased by $0.8 million, or 3%, due primarily to a $1.3 million, or 22%, decrease in sales in Europe due to a decrease in large capital orders and lower levels of mill spending.

Other. Revenues from our Fiber-based Products business increased $2.0 million, or 29%, in 2005 to $8.6 million from $6.6 million in 2004 due to stronger sales of Biodac®, our line of biodegradable granular products. Revenues from our newly acquired Casting Products business were $2.5 million in 2005.

Gross Profit Margin

Gross profit margin for the years ending December 31, 2005 and January 1, 2005 were as follows:

	December 31, 2005	January 1, 2005
Gross Profit Margin:
Pulp and Papermaking Systems	39%	39%
Other	28%	36%

	39%	39%

Gross profit margin was 39% in 2005 and 2004. The gross profit margin at the Papermaking Systems segment remained constant at 39% in 2005 and 2004. The inclusion of the fluid-handling product line from May 2005 contributed to a 3% increase in gross profit margins in 2005, largely offset by lower margins at our stock-

Kadant Inc.	2005 Annual Report

preparation product line in 2005. The lower margins at our stock-preparation product line in 2005 primarily resulted from a higher proportion of sales of lower-margin capital equipment in North America, which reduced gross margins by 1%, as well as lower gross profit margins in Europe at our Kadant Lamort subsidiary, which also reduced gross margins by 1%. The gross profit margin in Other decreased to 28% in 2005 from 36% in 2004 due to the inclusion of lower margins from the Casting Products business and lower margins in our Fiber-based granular product line due to an increase in the cost of natural gas used in the production of our fiber-based granules. We expect the gross profit margin in the Fiber-based granular product line to continue to be negatively affected by significantly higher costs of natural gas used in the manufacturing process.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 31% and 29% in 2005 and 2004, respectively. Selling, general, and administrative expenses increased $18.3 million, or 32%, to $74.6 million in 2005 from $56.3 million in 2004. This increase included a $9.0 million, or 37%, increase in general and administrative expenses and a $9.3 million, or 29%, increase in selling expenses.

The increase in general and administrative expenses included $9.9 million of general and administrative expenses from recently acquired Kadant Johnson and a $1.0 million increase associated with a gain which lowered general and administrative expenses in 2004. The gain of $1.0 million in the first quarter of 2004 resulted from the renegotiation of a series of agreements with one of our licensees. These increases were offset in part by a $1.3 million decrease due to expense reductions at the Papermaking Systems segment, a $0.7 million decrease in severance costs associated with our European operations, and a $0.5 million decrease in bad debt expense.

The increase in selling expenses was due primarily to $9.1 million associated with recently acquired Kadant Johnson and a $0.4 million increase from the unfavorable effect of foreign currency translation.

Research and development expenses as a percentage of revenues were 2% and 1% in 2005 and 2004, respectively. Research and development expenses increased $1.8 million to $4.9 million in 2005 compared to $3.1 million in 2004 due to the inclusion of $1.0 million of research and development expenses associated with Kadant Johnson and a $0.8 million increase in research and development projects at the Papermaking Systems segment.

Restructuring and Other Costs (Income)

During 2005, we recorded restructuring income of $0.1 million, which included $0.2 million of restructuring costs and $0.3 million of curtailment gain. The restructuring costs of $0.2 million in 2005 included $0.1 million of income resulting from the reduction in the estimated restructuring costs associated with the Kadant Lamort restructuring initiated in 2004 and $0.3 million in restructuring costs associated with 2005 restructuring actions. The 2005 restructuring costs include $0.2 million of severance and associated costs related to the reduction of 14 full-time positions in the U.S. and $0.1 million for equipment relocation costs, both in our Papermaking Systems segment. We estimate annualized savings of $0.6 million in selling, general, and administrative expenses and $0.8 million in cost of revenues from these restructuring actions. The $0.3 million curtailment gain in 2005 resulted from a reduction in the accrued liability for Kadant Lamort’s pension plan associated with the Kadant Lamort restructuring initiated in 2004.

During 2004, we recorded restructuring costs of $9.5 million, which were accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 112. Restructuring costs of $9.2 million related to severance and other termination costs for 97 employees across all functions at the Papermaking Systems segment’s Kadant Lamort subsidiary. These actions were taken in an effort to strengthen Kadant Lamort’s competitive position in the European paper industry. In addition, we recorded restructuring costs of $0.3 million, related to severance costs for 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries. We estimate annualized savings of $5.6 million ($3.6 million in cost of revenues and $2.0 million in selling, general, and administrative expenses) from these restructuring actions when fully implemented (see Note 8 to the consolidated financial statements).

Kadant Inc.	2005 Annual Report

Interest Income

Interest income was $1.5 million in 2005 and 2004. During 2005, the increase in interest income due to higher prevailing interest rates was largely offset by the decrease in average cash balances primarily resulting from the May 2005 acquisition of Kadant Johnson.

Interest Expense

Interest expense increased to $2.1 million in 2005 from $23 thousand in 2004 primarily due to interest expense associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition.

Income Taxes

Our effective tax rate was 28% and 30% in 2005 and 2004, respectively. The 28% effective tax rate in 2005 included a 6% non-recurring tax benefit resulting from a payment of $0.9 million received from our former parent company under a tax agreement and a 1% non-recurring tax benefit resulting from a reduction of $0.1 million in tax reserves. The 30% effective tax rate in 2004 was lower than the statutory federal income tax rate primarily due to a reorganization of several of our foreign subsidiaries that resulted in a more tax-efficient corporate structure. We expect our effective tax rate to be approximately 35% in 2006.

Minority Interest

Minority interest expense in 2005 and 2004 represents minority investors’ share of earnings in our majority-owned subsidiaries.

Income from Continuing Operations

Income from continuing operations increased to $9.9 million in 2005 from $5.8 million in 2004, an increase of $4.1 million, or 71%. This increase includes a $1.9 million increase from the inclusion of Kadant Johnson and a $6.1 million increase due to the decrease in after-tax restructuring costs.

Loss from Discontinued Operation

On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all of its assets, comprising the composites business, to LDI Composites Co. As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation.

Loss from discontinued operation decreased to $3.0 million in 2005 from $5.1 million in 2004, a decrease of $2.1 million due primarily to a $1.2 million pre-tax decrease in warranty costs and a decrease in operating costs prior to the sale.

Kadant Inc.	2005 Annual Report

2004 Compared to 2003

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue for the years ending January 1, 2005 and January 3, 2004.

	January 1, 2005	January 3, 2004
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	61	61
Selling, general, and administrative expenses	29	26
Research and development expenses	1	2
Restructuring and other costs (income), net	5	–

	96	89

Operating Income	4	11
Interest Income (Expense), Net	–	–

Income from Continuing Operations Before Income Taxes and Minority Interest	4	11
Provision for Income Taxes	1	4

Income from Continuing Operations	3	7
Loss from Discontinued Operation	(3)	(1)

Net Income	–%	6%

Revenues

Revenues increased to $195.0 million in 2004 from $191.5 million in 2003, an increase of $3.5 million, or 2%. Revenues in 2004 include the favorable effects of currency translation of $7.5 million, or 4%, due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

Revenues from our Papermaking Systems segment and other businesses for the years ending January 1, 2005 and January 3, 2004 are as follows:

(In thousands)	January 1, 2005	January 3, 2004
Revenues:
Pulp and Papermaking Systems	$188,320	$185,708
Other	6,646	5,799

	$194,966	$191,507

Pulp and Papermaking Systems. Revenues for the Papermaking Systems segment increased to $188.3 million in 2004 compared with $185.7 million in 2003, an increase of $2.6 million, or 1%. The increase in revenues in 2004 includes a 4% increase from the favorable effect of currency translation.

Kadant Inc.	2005 Annual Report

Revenues at the Papermaking Systems segment by product line were as follows:

(In millions)	2004	2003	Increase (Decrease)	Decrease Excluding Effect of Currency Translation
Product Line:
Accessories	$62.7	$60.8	$1.9	$(1.4)
Stock-Preparation Equipment	95.4	93.9	1.5	(2.1)
Water-Management	28.8	29.5	(0.7)	(1.3)
Other	1.4	1.5	(0.1)	(0.1)

	$188.3	$185.7	$2.6	$(4.9)

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

Other. Revenues from our Fiber-based Products business increased to $6.6 million in 2004 from $5.8 million in 2003, an increase of $0.8 million, or 15%, due to stronger sales of Biodac®, our line of biodegradable granular products.

Gross Profit Margin

Gross profit margin for the years ending January 1, 2005 and January 3, 2004 were as follows:

	January 1, 2005	January 3, 2004
Gross Profit Margin:
Pulp and Papermaking Systems	39%	39%
Other	36%	37%

	39%	39%

Gross profit margin was 39% in 2004 and 2003. The gross profit margin at the Papermaking Systems segment remained constant at 39% in 2004 and 2003. The gross profit margin in Other decreased to 36% in 2004 from 37% in 2003 due to an increase in the cost of natural gas used in the production of our fiber-based granules.

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

Kadant Inc.	2005 Annual Report

administrative expenses includes a $1.1 million increase in the costs associated with the implementation of the internal control requirements of the Sarbanes-Oxley Act, a $1.0 million increase in bad debt expense, which in part was due to recoveries of $0.3 million in 2003, a $0.7 million increase from the unfavorable effect of foreign currency translation at the Papermaking Systems segment, a $0.4 million increase in severance costs associated with our European operations, and a $0.4 million increase associated with several projects under way to further streamline our international organization. Also included in general and administrative expenses, offsetting the expenses noted above, was a gain of approximately $1.0 million in the first quarter of 2004, which resulted from renegotiating a series of agreements with one of our licensees. The increase in selling expenses includes a $1.4 million increase from the unfavorable effect of foreign currency translation.

Research and development expenses as a percentage of revenues were 1% and 2% in 2004 and 2003, respectively. Research and development expenses decreased $1.2 million to $3.1 million in 2004 compared to $4.3 million in 2003 due to the timing of research and development projects at the Papermaking Systems segment.

Restructuring and Other Costs (Income)

During 2004, we recorded restructuring costs of $9.5 million, which were accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 112. Restructuring costs of $9.2 million related to severance and other termination costs for 97 employees across all functions at the Papermaking Systems segment’s Kadant Lamort subsidiary. These actions were taken in an effort to strengthen Kadant Lamort’s competitive position in the European paper industry. In addition, we recorded restructuring costs of $0.3 million related to severance costs for 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries. We estimate annualized savings of $5.6 million ($3.6 million in cost of revenues and $2.0 million in selling, general, and administrative expenses) from these restructuring actions when fully implemented (see Note 8 to the consolidated financial statements).

During 2003, we recorded net restructuring and other income of $23 thousand. Restructuring costs of $0.6 million, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Systems segment’s Kadant Lamort subsidiary. These actions were taken in an effort to improve profitability and were in response to a continued weak market environment and reduced demand for our products. Annual savings from these actions, included primarily in cost of revenues, were approximately $0.4 million. We recorded a gain of $0.6 million from the sale of property, for approximately $0.9 million in cash, at the same subsidiary.

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

Minority Interest

Minority interest expense in 2004 and 2003 represents minority investors’ share of earnings in our majority-owned subsidiaries.

Kadant Inc.	2005 Annual Report

Income from Continuing Operations

Income from continuing operations decreased to $5.8 million in 2004 from $13.1 million in 2003, a decrease of $7.3 million, or 56%, due primarily to the increase in pre-tax restructuring costs of $9.5 million in 2004 compared to 2003.

Loss from Discontinued Operation

Loss from discontinued operation increased to $5.1 million in 2004 from $1.3 million in 2003, an increase of $3.8 million primarily due to a $4.8 million pre-tax increase in warranty costs. We experienced a substantial increase in warranty claims in 2004 compared to 2003. The claims were associated with contraction of certain decking products and with a new problem concerning excessive oxidation that affected the integrity of the plastic used in some of our decking products. As a result of the increased claims and our estimate of future claims, we increased our warranty expense to $6.7 million in 2004 compared to $1.9 million in 2003. Included in the increased warranty expense is the cost of exchanging material held by our distributors with new material and our best estimate of costs related to future potential valid claims arising from the installed product.

Liquidity and Capital Resources

Consolidated working capital was $75.4 million at December 31, 2005, compared with $113.7 million at January 1, 2005. Included in working capital are cash and cash equivalents of $40.8 million at December 31, 2005, compared with $82.1 million at January 1, 2005. At December 31, 2005, $24.3 million of cash and cash equivalents was held by our foreign subsidiaries.

2005

Cash provided by operating activities was $17.7 million in 2005, including $19.1 million provided by continuing operations and $1.4 million used by the discontinued operation. The cash provided by operating activities in 2005 was primarily the result of $9.9 million of income from continuing operations, a non-cash charge of $6.9 million for depreciation and amortization expense, and a decrease in inventory of $4.4 million, offset in part by a decrease in accounts payable, which used cash of $4.5 million. The cash used by the discontinued operation of $1.4 million resulted primarily from the net loss of $3.0 million due primarily to the pre-tax warranty provision of $5.5 million and a decrease in accounts payable of $1.1 million due to payments made prior to the sale date. These items were offset in part by a decrease in accounts receivable due to collections made prior to the sale date, which provided cash of $1.2 million and an increase in other current liabilities of $1.8 million due primarily to an increase in payments owed to the Buyer as reimbursement for claims paid on behalf of Kadant Composites LLC.

Cash used for investing activities was $100.9 million in 2005, including $106.4 million used by continuing operations and $5.5 million provided by the discontinued operation. We used cash of $103.6 million in 2005 to acquire the stock of The Johnson Corporation. We used $3.2 million in 2005 to purchase property, plant, and equipment. We also used cash of $1.1 million in 2005 to acquire the remaining minority interest in one of our Kadant Johnson subsidiaries. The cash provided by discontinued operation of $5.5 million relates primarily to the unrestricted cash proceeds received from the sale of the majority of the assets of the discontinued operation.

Our financing activities provided cash of $50.1 million in 2005 related entirely to our continuing operations. In 2005, we received proceeds of $60.0 million from a term loan we entered into to fund a portion of the purchase price for Kadant Johnson. We also increased our short- and long-term obligations by $4.0 million, which represents additional consideration for Kadant Johnson to be paid over the next five years. During 2005, we purchased 486,400 shares of our common stock on the open market for $9.1 million and repaid $5.5 million of long-term obligations.

Kadant Inc.	2005 Annual Report

2004

Cash provided by operating activities was $13.2 million in 2004, including $12.9 million from continuing operations and $0.3 million from the discontinued operation. The cash provided by operating activities in 2004 was primarily the result of $5.8 million of income from continuing operations, a non-cash charge of $3.6 million for depreciation and amortization expense, and an increase in provision for warranty obligations of $2.7 million, offset in part by a decrease in accounts payable, which used cash of $2.6 million. The cash provided by the discontinued operation of $0.3 million relates primarily to a non-cash charge for depreciation and amortization expense of $0.9 million and an increase in other current liabilities which provided cash of $3.7 million due primarily to an increase in accrued warranty. In addition, a decrease in inventory provided cash of $1.4 million and an increase in accounts payable provided cash of $0.6 million. These items were offset in part by a net loss of $5.1 million due primarily to the pre-tax warranty provision of $6.7 million and an increase in accounts receivable of $1.1 million.

Cash used for investing activities was $3.5 million in 2004, including $3.2 million used by continuing operations and $0.3 million used by the discontinued operation. During 2004, we purchased property, plant, and equipment for $2.2 million and paid $1.9 million in acquisition-related costs for Kadant Johnson, offset in part by proceeds of $1.3 million received from the sale of property, plant, and equipment. The cash used by the discontinued operation of $0.3 million relates primarily to the purchase of property, plant, and equipment.

Our financing activities used cash of $5.4 million in 2004, related entirely to our continuing operations. During 2004, we purchased 509,000 shares of our common stock on the open market for $10.3 million and repaid $0.6 million of long-term obligations. In addition, in 2004 we received proceeds of $5.5 million from the issuance of common stock in connection with our employee stock option and stock purchase plans.

Additional Liquidity and Capital Resources

We completed our acquisition of Kadant Johnson on May 11, 2005 for $101.5 million in cash, subject to a post-closing adjustment, and $4.7 million of acquisition-related costs. In addition to the cash consideration, we issued a letter of credit to the sellers for $4.0 million, subject to adjustment, related to certain tax assets of Kadant Johnson, the value of which we expect to realize. The parties also agreed to an earn-out provision, based on the achievement of certain revenue targets between the closing date (May 11, 2005) and July 1, 2006, which could increase the purchase price by up to $8.0 million. Based on our current forecasts, we do not believe that a significant payout under the earn-out provision is likely.

To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (the Credit Agreement) effective as of May 9, 2005 in the aggregate principal amount of up to $85 million, including a $25 million revolver. The Credit Agreement includes a $60 million term loan, which is repayable in quarterly installments over a five-year period. The aggregate principal amount to be repaid each year is as follows: $9 million, $10.5 million, $13.5 million, $15 million, and $7.5 million in 2006, 2007, 2008, 2009, and 2010, respectively. Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate plus an applicable margin initially set at 0% for 2005, and up to 0.25% thereafter or, (b) a eurocurrency rate plus an applicable margin initially set at 1% for 2005, and between 0.625% and 1.25% thereafter. The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the Credit Agreement.

Our obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which include customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change-of-control default.

In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances, and a minimum consolidated fixed charge coverage ratio of 1.5. Pursuant

Kadant Inc.	2005 Annual Report

to an amendment to the Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio is increased to 2.75 in the quarter in which we complete the proposed acquisition of a manufacturer of stock preparation equipment in China and in the following quarter. In addition to the financial covenants, we are also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of December 31, 2005, we were in compliance with these covenants.

The loans under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by a pledge of 65% of the stock of our first-tier foreign subsidiaries and our subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

In May 2004, our board of directors authorized the repurchase of up to $30.0 million of our equity securities in the open market or in negotiated transactions through May 18, 2005. We repurchased 460,400 and 109,700 shares of our common stock for $9.4 million and $2.0 million in 2004 and 2005, respectively, under this authorization. We also repurchased an additional 48,600 shares of our common stock for $0.9 million in 2004 under a previous authorization.

On May 6, 2005, our board of directors authorized the repurchase of up to $15.0 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006. As of December 31, 2005, we had repurchased 376,700 shares of our common stock for $7.1 million under this authorization.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. After evaluating the effect of the law on our unremitted foreign earnings, we have determined that due to various factors, there is no benefit to us. Therefore, it will remain our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through December 31, 2005, we have not provided U.S. income taxes on approximately $53.5 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.3 million.

On January 21, 2006, on behalf of our wholly foreign owned enterprise formed in China, we entered into an Asset Purchase Agreement with Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) to acquire substantially all the assets of Huayi, a supplier of stock-preparation equipment in China, for approximately $20 million, subject to adjustment. We expect to finance the acquisition through a combination of cash and borrowings, in China or under our existing $25 million revolver, which is part of our credit facility entered into in May 2005, with a consortium of banks with JPMorganChase Bank as administrative agent. The closing of the acquisition is subject to customary closing conditions, including regulatory approvals and the approval of our board of directors and Huayi’s board of directors and shareholders. The closing is expected to occur in the second quarter of 2006.

On October 21, 2005, Kadant Composites LLC sold its composites business, presented as a discontinued operation in the accompanying consolidated financial statements. As part of the transaction, Kadant Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. At December 31, 2005, the warranty reserve for the composites business was $5.3 million. Our liquidity and consolidated results will continue to be impacted by future cash payments for warranty claims and any adjustments to this warranty obligation. Adjustments to our results for these items will continue to be classified within the results for the discontinued operation in our consolidated financial statements.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures during 2006 for property, plant, and equipment of approximately $4.1 million.

Kadant Inc.	2005 Annual Report

Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company’s known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of December 31, 2005, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 7 and 8 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations: (a)
Long-term debt obligations	$9.0	$24.0	$22.5	$–	$55.5
Operating lease obligations	1.9	1.5	0.1	–	3.5
Kadant Johnson acquisition consideration (b)	0.6	1.2	2.2	–	4.0
Commercial Commitments: (c)
Letters of credit	12.4	2.5	–	–	14.9

Total (d)	$23.9	$29.2	$24.8	$–	$77.9

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this analysis.
(b)	In addition to the consideration paid at closing for Kadant Johnson, we issued a letter of credit to the sellers for $4.0 million related to certain tax assets of Kadant Johnson, the value of which we expect to realize. This amount is subject to adjustment based on The Johnson Corporation’s final tax return for 2005. The table above excludes contingent consideration of $8.0 million associated with the Kadant Johnson acquisition. The parties agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date of May 11, 2005 and July 1, 2006, which could increase the purchase price by up to $8.0 million. Based on our current forecasts, we do not believe that a significant payout under the earn-out provision is likely.
(c)	In the ordinary course of business, we are required to issue limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(d)	This table excludes $4.8 million of accrued restructuring costs and $7.4 million of other long-term liabilities related primarily to pension plans, as these liabilities are not subject to fixed payment terms. We expect that the accrued restructuring costs will be paid in 2006.

Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity.

We do not have special-purpose entities nor do we use off-balance-sheet financing arrangements.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations and the amount of cash expended on debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our credit facility and the cash we expect to generate from continuing operations, are sufficient to meet the capital requirements of our current operations for the foreseeable future.

Kadant Inc.	2005 Annual Report

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We entered into a “receive-variable and pay-fixed” swap agreement in 2005 to hedge a portion of our variable rate long-term debt. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward foreign exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries’ local currencies. We do not engage in extensive foreign currency hedging activities; however, the purpose of our foreign currency hedging activities is to protect our local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward foreign exchange contracts principally hedge transactions denominated in U.S. dollars. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not use financial instruments for trading purposes.

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in a negative impact on our net income of $0.1 million in both 2005 and 2004.

A portion of our outstanding debt of $55.5 million as of year-end 2005 is sensitive to changes in interest rates. We hedged $33.3 million of the debt with a “receive-variable pay-fixed” swap agreement. The fair value of the swap agreement is sensitive to changes in the 4-year Treasury bill rate. A 10% decrease in the year-end 4-year Treasury bill rate would have resulted in an increase of unrealized losses of $0.3 million as of year-end 2005. The remaining unhedged portion of the debt totaling $22.2 million as of year-end 2005 is sensitive to changes in interest rates. As of year-end 2005, the interest rate on the unhedged portion of the debt was based on LIBOR. A 10% increase in the year-end LIBOR rate would have resulted in a negative impact on our net income of $0.1 million in 2005.

Currency Exchange Rates

We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi and Brazilian reals. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ investment. A 10% depreciation in functional currencies at year-end 2005 and 2004, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $6.7 million and $5.0 million, respectively.

The fair value of forward foreign exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward foreign exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% depreciation in year-end 2005 and 2004 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward foreign exchange contracts of $0.3 million in both 2005 and 2004. Since we use forward foreign exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward foreign currency exchange contracts resulting from changes in foreign currency exchange rates would be offset by corresponding changes in the fair value of the hedged items.

Kadant Inc.	2005 Annual Report

Item 8.    Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Controls over Financial Reporting

In May 2005 we acquired The Johnson Corporation (Kadant Johnson), a private company with internal control procedures that had not been designed for public company reporting. Prior to our acquisition, Kadant Johnson’s independent certified public accountants identified material weaknesses in Kadant Johnson’s controls over the inventory reserve calculation and financial close procedures. Kadant Johnson adjusted their inventory obsolescence reserve before the acquisition date by restating prior periods to increase their reserve in compliance with our policy and generally accepted accounting principles. In addition, we added internal control procedures to ensure that Kadant Johnson’s disclosure controls, as they relate to Kadant’s consolidated financial reporting, were adequate and in compliance with our policies and procedures. As a result, we made a number of changes to internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during 2005 including:

-	reviewing and strengthening Kadant Johnson’s tax accounting process,
-	reviewing and strengthening Kadant Johnson’s intercompany reconciliation process,
-	enhancing the documentation relating to Kadant Johnson’s reserve calculations for accounts receivable and warranties to comply with its policies, and
-	accelerating and improving Kadant Johnson’s financial close procedures.

Other than the changes resulting from our acquisition of Kadant Johnson outlined above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kadant Inc.	2005 Annual Report

Management’s Report on Internal Control over Financial Reporting

We are continuing the process of evaluating Kadant Johnson’s internal controls and, as of the date of this report, have not yet completed our evaluation. As permitted, we will be excluding this acquisition from our reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at December 31, 2005.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, excluding the internal controls at Kadant Johnson. In making this assessment, our management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of December 31, 2005 our internal control over financial reporting, excluding the internal controls at Kadant Johnson, is effective based on the criteria issued by COSO.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accountants, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein on page F-3.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information concerning directors is included under the heading “Election of Directors” in our 2006 proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated in this Report by reference. The information concerning executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

The information required under Item 405 of Regulation S-K is included under the heading “Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 proxy statement and is incorporated in this Report by reference.

The information required under Item 406 of Regulation S-K is included under the heading “Election of Directors – Corporate Governance – Code of Business Conduct and Ethics” in our 2006 proxy statement and is incorporated in this Report by reference.

Item 11.    Executive Compensation

This information is included under the heading “Executive Compensation” in our 2006 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2005 Annual Report

Item 12.    Security Ownership of Certain Beneficial Owners and Management and

                  Related Stockholder Matters

Except for the information concerning equity compensation plans, this information is included under the heading “Stock Ownership” in our 2006 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,377,168	(1)	$16.30	(1)	486,439	(2)
Equity compensation plans not approved by security holders (3)	322,204		$13.73		12,002

Total	1,699,372	(1)	$15.82	(1)	498,441	(2)

(1)	Excludes an aggregate of 263,950 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(2)	Includes 263,950 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan.
(3)	The material features of our 2001 employee equity incentive plan are described in Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 3, which begins on page F-1 of this Report.

Item 13.    Certain Relationships and Related Transactions

This information is included under the heading “Certain Relationships and Related Transactions” in our 2006 proxy statement and is incorporated in this Report by reference.

Item 14.    Principal Accountant Fees and Services

This information is included under the heading “Independent Auditors” in our 2006 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2005 Annual Report

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statement of Operations

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Consolidated Statement of Comprehensive Income and Shareholders’ Investment

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule (see Index on Page F-1 of this Report):

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index on page 34. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006	KADANT INC.
By: /s/ WILLIAM A. RAINVILLE William A. Rainville Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 16, 2006.

Signature	Title

By: /s/ WILLIAM A. RAINVILLE William A. Rainville	Chairman of the Board, Chief Executive Officer, and President

By: /s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Executive Vice President, Chief Financial Officer

By: /s/ MICHAEL J. MCKENNEY Michael J. McKenney	Vice President, Finance and Chief Accounting Officer

By: /s/ JOHN M. ALBERTINE John M. Albertine	Director

By: /s/ JOHN K. ALLEN John K. Allen	Director

By: /s/ THOMAS C. LEONARD Thomas C. Leonard	Director

By: /s/ FRANCIS L. MCKONE Francis L. McKone	Director

Exhibit Index
Exhibit Number		Description of Exhibit
2.1		Purchase Agreement among the Registrant, Johnson Acquisition Corp., The Johnson Corporation and the principal shareholders of Johnson identified in the Purchase Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on April 12, 2005 and incorporated in this document by reference). (1)

2.2		Purchase Agreement dated October 21, 2005, among the Registrant, Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on October 27, 2005 and incorporated in this document by reference). (1)

2.3		Asset Purchase Agreement dated January 21, 2006 on behalf of the Kadant Jining Light Machinery Co. Ltd. by the Registrant (as Buyer) and Jining Huayi Light Industry Machinery Co., Ltd., (as Seller). (1)

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

4.1		Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on July 17, 2001, and incorporated in this document by reference).

10.1	*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2	*	Form of Executive Retention Agreement between the Registrant and its executive officers – each executive officer has a two-year agreement, except Mr. William A. Rainville, who has a three-year agreement, and Mr. Michael J. McKenney, Mr. Eric T. Langevin, and Mr. Daniel J. Walsh, each of whom have a one-year agreement (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.3		Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.4		First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index
Exhibit Number	Description of Exhibit

10.5	Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.6*	Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.7*	Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.8*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

10.9*	Amended and Restated Directors’ Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

10.10*	Amended and Restated Directors Restricted Stock Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 [File No. 1-11406] and incorporated in this document by reference).

10.11*	2001 Employee Equity Incentive Plan of the Registrant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.12*	Form of Nonqualified Stock Option Agreement for employees and executive officers of the Registrant (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.13*	Summary of Non-employee Director Compensation of the Registrant (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.14	Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated May 9, 2005 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 11, 2005 and incorporated in this document by reference). (1)

10.15	First Amendment to Credit Agreement dated May 9, 2005 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, dated October 21, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index
Exhibit Number		Description of Exhibit

10.16		Second Amendment to Credit Agreement dated May 9, 2005 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, effective December 28, 2005 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on January 4, 2006 and incorporated in this document by reference).

10.17		Guarantee and Pledge Agreement, dated May 9, 2005, in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 11, 2005 and incorporated in this document by reference). (1)

10.18		International Swap Dealers Association, Inc. Master Agreement dated May 25, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.19	*	Form of Restricted Stock Agreement for award of restricted shares to non-employee directors (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on June 13, 2005 and incorporated in this document by reference).

10.20	*	Employment Agreement dated April 7, 2005 between the Registrant and Rudolf A. Leerentveld.

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32		Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(1)	The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Kadant Inc.

Annual Report on Form 10-K

Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Consolidated Statement of Operations for the years ended December 31, 2005, January 1, 2005, and January 3, 2004	F-4

Consolidated Balance Sheet as of December 31, 2005 and January 1, 2005	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2005, January 1, 2005, and January 3, 2004	F-6

Consolidated Statement of Comprehensive Income and Shareholders’ Investment for the years ended December 31, 2005, January 1, 2005, and January 3, 2004	F-7

Notes to Consolidated Financial Statements	F-8

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a):

Page
Schedule II – Valuation and Qualifying Accounts	F-42

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, comprehensive income and shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kadant Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2006

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kadant Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kadant Johnson, which is included in the 2005 consolidated financial statements of Kadant Inc. and constituted 42% and 53% of total assets and net assets, respectively, as of December 31, 2005 and 20% and 27% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Kadant Inc. also did not include an evaluation of the internal control over financial reporting of Kadant Johnson.

In our opinion, management’s assessment that Kadant Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kadant Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, comprehensive income and shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005 of Kadant Inc. and subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2006

Kadant Inc.	2005 Financial Statements

Consolidated Statement of Operations

(In thousands, except per share amounts)	2005	2004	2003
Revenues (Note 11)	$243,713	$194,966	$191,507

Costs and Operating Expenses:
Cost of revenues	149,744	119,200	116,539
Selling, general, and administrative expenses	74,617	56,334	50,402
Research and development expenses	4,887	3,077	4,268
Restructuring and other costs (income), net (Note 8)	(118)	9,515	(23)

	229,130	188,126	171,186

Operating Income	14,583	6,840	20,321
Interest Income	1,505	1,468	965
Interest Expense (Note 6)	(2,114)	(23)	(49)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	13,974	8,285	21,237
Provision for Income Taxes (Note 5)	3,925	2,524	8,070
Minority Interest Expense	184	8	44

Income from Continuing Operations	9,865	5,753	13,123
Loss from Discontinued Operation (net of income tax benefit of $1,608, $2,966, and $800 in 2005, 2004, and 2003, respectively; Note 9)	(2,988)	(5,099)	(1,306)

Net Income	$6,877	$654	$11,817

Basic Earnings (Loss) per Share (Note 12)
Continuing Operations	$.71	$.41	$.96
Discontinued Operation	(.21)	(.36)	(.09)

Net Income	$.50	$.05	$.87

Diluted Earnings (Loss) per Share (Note 12)
Continuing Operations	$.70	$.40	$.94
Discontinued Operation	(.21)	(.35)	(.09)

Net Income	$.49	$.05	$.85

Weighted Average Shares (Note 12)
Basic	13,829	14,071	13,659

Diluted	14,104	14,398	13,959

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2005 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$40,822	$82,089
Accounts receivable, less allowances of $2,221 and $1,678	41,822	30,022
Unbilled contract costs and fees	11,603	10,258
Inventories	35,115	27,316
Other current assets	11,969	13,394
Assets of discontinued operation (Note 9)	14,030	15,650

Total Current Assets	155,361	178,729

Property, Plant, and Equipment, at Cost, Net	32,907	17,064

Other Assets (Note 3)	6,856	11,342

Intangible Assets	36,262	3,694

Goodwill	124,425	74,408

Total Assets	$355,811	$285,237

Liabilities and Shareholders’ Investment
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$9,000	$–
Accounts payable	20,229	21,327
Accrued payroll and employee benefits	14,002	11,261
Billings in excess of contract costs and fees	8,032	1,257
Accrued restructuring costs (Note 8)	4,781	10,026
Accrued warranty costs	2,836	3,582
Other current liabilities	14,436	10,048
Liabilities of discontinued operation (Note 9)	6,599	7,578

Total Current Liabilities	79,915	65,079

Other Long-Term Liabilities (Note 3)	20,726	7,697

Long-Term Obligations (Note 6)	46,500	–

Minority Interest	1,045	–

Commitments and Contingencies (Note 7)

Shareholders’ Investment (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520 shares issued	146	146
Capital in excess of par value	97,297	98,450
Retained earnings	136,050	129,173
Treasury stock at cost, 1,055,756 and 689,407 shares	(24,254)	(18,158)
Deferred compensation	(124)	(50)
Accumulated other comprehensive items (Note 13)	(1,490)	2,900

	207,625	212,461

Total Liabilities and Shareholders’ Investment	$355,811	$285,237

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2005 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2005	Revised – See Note 1 2004	Revised – See Note 1 2003
Operating Activities
Net income	$6,877	$654	$11,817
Loss from discontinued operation (Note 9)	2,988	5,099	1,306

Income from continuing operations	9,865	5,753	13,123
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,931	3,604	3,954
Provision for (reversal of) losses on accounts receivable	185	656	(342)
Minority interest expense	184	8	44
Gain on sale of property, plant, and equipment	(166)	(149)	(674)
Deferred income tax expense (Note 5)	1,511	199	2,899
Other items	1,459	363	834
Changes in current accounts, net of effects of acquisition:
Accounts receivable	(35)	453	2,701
Unbilled contract costs and fees	(493)	921	(4,322)
Inventories	4,362	1,665	2,276
Other current assets	542	397	(632)
Accounts payable	(4,465)	(2,630)	4,058
Other current liabilities	(817)	1,693	1,644

Net cash provided by continuing operations	19,063	12,933	25,563
Net cash (used in) provided by discontinued operation	(1,360)	316	(2,521)

Net cash provided by operating activities	17,703	13,249	23,042

Investing Activities
Acquisition, net of cash acquired (Note 2)	(103,614)	–	–
Acquisition costs capitalized (paid), net	1,563	(1,916)	–
Acquisition of minority interest in subsidiary	(1,129)	(318)	–
Purchases of property, plant, and equipment	(3,245)	(2,189)	(2,006)
Proceeds from sale of property, plant, and equipment	507	1,306	1,000
Other	(501)	(90)	(255)

Net cash used in continuing operations	(106,419)	(3,207)	(1,261)
Net cash provided by (used in) discontinued operation	5,548	(314)	(1,971)

Net cash used in investing activities	(100,871)	(3,521)	(3,232)

Financing Activities
Proceeds from issuance of short and long-term obligations (Note 6)	60,000	–	–
Increase in short and long-term obligations (Note 2)	4,000	–	–
Purchase of Company common stock	(9,116)	(10,261)	–
Repayment of long-term obligations (Note 6)	(5,522)	(598)	(567)
Net proceeds from issuance of Company common stock (Note 3)	1,393	5,493	5,108
Payment of debt issuance costs	(652)	–	–

Net cash provided by (used in) continuing operations	50,103	(5,366)	4,541
Net cash provided by (used in) discontinued operation	–	–	–

Net cash provided by (used in) financing activities	50,103	(5,366)	4,541

Exchange Rate Effect on Cash of Continuing Operations	(2,498)	3,315	5,671

Change in Cash from Discontinued Operation	(5,704)	–	17

(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(41,267)	7,677	30,039
Cash and Cash Equivalents at Beginning of Year	82,089	74,412	44,373

Cash and Cash Equivalents at End of Year	$40,822	$82,089	$74,412

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2005 Financial Statements

Consolidated Statement of Comprehensive Income and

Shareholders’ Investment

(In thousands)	2005	2004	2003
Comprehensive Income
Net Income	$6,877	$654	$11,817

Other Comprehensive Items (Note 13):
Foreign currency translation adjustment	(4,564)	5,326	10,843
Deferred gain (loss) on hedging instruments (net of tax of $133, $59 and ($96) in 2005, 2004, and 2003, respectively)	174	113	(158)

	(4,390)	5,439	10,685

	$2,487	$6,093	$22,502

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning of year	$146	$143	$140
Activity under employees’ and directors’ stock plans	–	3	3

Balance at end of year	146	146	143

Capital in Excess of Par Value:
Balance at beginning of year	98,450	94,454	98,567
Activity under employees’ and directors’ stock plans	(1,276)	3,288	(5,374)
Tax benefit related to employees’ and directors’ stock plans	123	708	1,261

Balance at end of year	97,297	98,450	94,454

Retained Earnings:
Balance at beginning of year	129,173	128,519	116,702
Net income	6,877	654	11,817

Balance at end of year	136,050	129,173	128,519

Treasury Stock, at Cost:
Balance at beginning of year	(18,158)	(8,788)	(20,901)
Purchases of Company common stock	(9,116)	(10,261)	–
Activity under employees’ and directors’ stock plans	3,020	891	12,113

Balance at end of year	(24,254)	(18,158)	(8,788)

Deferred Compensation:
Balance at beginning of year	(50)	(31)	(27)
Issuance of restricted stock under directors’ stock plans (Note 3)	(352)	(200)	(122)
Amortization of deferred compensation	278	181	118

Balance at end of year	(124)	(50)	(31)

Accumulated Other Comprehensive Items (Note 13):
Balance at beginning of year	2,900	(2,539)	(13,224)
Other comprehensive items	(4,390)	5,439	10,685

Balance at end of year	(1,490)	2,900	(2,539)

	$207,625	$212,461	$211,758

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc.’s (the Company) continuing operations include one operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines, Fiber-based Products and Casting Products. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products for the global papermaking and paper recycling industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; water-management systems essential for draining, purifying, and recycling process water; and fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. Through its Fiber-based Products line, the Company manufactures and sells granules derived from pulp fiber primarily for use as agricultural carriers and for home lawn and garden applications. The Company also manufactures and sells grey and ductile iron castings through its Casting Products business.

On October 21, 2005, the Company’s Kadant Composites LLC subsidiary sold substantially all of the assets, comprising its composite building products business (composites business), to LDI Composites Co. for approximately $11,127,000 in cash and the assumption of $1,444,000 of liabilities, subject to a post-closing adjustment. The composites business is classified as a discontinued operation in the accompanying consolidated financial statements for all periods presented. As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. As of December 31, 2005, the accrued warranty reserve associated with the composites business was $5,276,000. All future activity associated with this warranty reserve will continue to be classified in the results from the discontinued operation in the accompanying consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company has adopted a fiscal year ending the Saturday nearest December 31. References to 2005, 2004, and 2003 are for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively. The Company’s Kadant Lamort subsidiary, based in France, has a fiscal year ending on November 30 to allow sufficient time for the Company to consolidate the financial statements of that business.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its consolidated financial statements or in the application of accounting policies, if business conditions were different, or if the Company used different estimates and assumptions, it is possible that materially different amounts could be reported in the Company’s consolidated financial statements.

Revenue Recognition

The Company recognizes revenue under Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue is generally recognized when products are delivered or services are performed. The Company includes in revenue amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenues. When the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance.

Due to the significance of the Company’s capital goods and spare parts businesses, most of the Company’s revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements (e.g., installation), the Company considers the guidance in Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under EITF 00-21, revenues for products sold that require installation for which the installation is essential to functionality, or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment with estimated installation costs accrued.

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method. Revenues recorded under the percentage-of-completion method were $55,590,000 in 2005, $43,742,000 in 2004, and $49,256,000 in 2003. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.

Kadant Inc.	2005 Financial Statements

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

(In thousands)	2005	2004
Balance at Beginning of Year	$3,582	$3,661
Provision charged to income	1,214	2,663
Usage	(2,009)	(2,946)
Other, net (a)	49	204

Balance at End of Year	$2,836	$3,582

(a)	Includes $232 of acquired warranty obligation in 2005 and the effects of currency translation.

See Note 9 for warranty information related to the discontinued operation.

Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation Expense

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to shareholders’ investment.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” the Company has elected to continue to apply APB Opinion No. 25 to account for its stock-based compensation plans through year-end 2005. No stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for awards granted after 1994 under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on certain of the

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies    (continued)

Company’s financial results would have been as follows:

(In thousands, except per share amounts)	2005	2004	2003
Income from Continuing Operations	$9,865	$5,753	$13,123
Loss from Discontinued Operation	(2,988)	(5,099)	(1,306)

Net Income As Reported	6,877	654	11,817
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(561)	(2,173)	(2,043)

Pro forma net income (loss)	$6,316	$(1,519)	$9,774

Basic Earnings (Loss) per Share:
As reported:
Income from continuing operations	$.71	$.41	$.96
Net income	$.50	$.05	$.87
Pro forma:
Income from continuing operations	$.67	$.25	$.81
Net income (loss)	$.46	$(.11)	$.72
Diluted Earnings (Loss) per Share:
As reported:
Income from continuing operations	$.70	$.40	$.94
Net income	$.49	$.05	$.85
Pro forma:
Income from continuing operations	$.66	$.25	$.79
Net income (loss)	$.45	$(.11)	$.70

The weighted average fair value per share of options granted was $8.07 and $8.38 in 2005 and 2004, respectively. There were no options granted in 2003. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming an expected dividend yield of zero with the following weighted-average assumptions:

	2005	2004
Volatility	42%	44%
Risk-Free Interest Rate	4.0%	2.7%
Expected Life of Options	5 years	5 years

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

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109) the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

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

Cash and Cash Equivalents

At year-end 2005 and 2004, the Company’s cash equivalents included investments in money market funds and other marketable securities of its domestic and foreign subsidiaries, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Supplemental Cash Flow Information

(In thousands)	2005	2004	2003
Cash Paid for Interest	$2,096	$37	$61
Cash Paid for Income Taxes	$2,422	$2,411	$4,870

Non-Cash Investing Activities (Note 2):
Fair Value of Assets Acquired	$158,694	$–	$–
Cash Paid for Acquired Business	(106,146)	–	–
Obligation to be Paid for Acquired Business	(4,000)	–	–

Liabilities Assumed of Acquired Business	$48,548	$–	$–

Non-Cash Financing Activities:
Issuance of Restricted Stock	$352	$200	$122

In 2005, the Company separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operation, which in prior periods were reported on a combined basis as a single amount.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out; last-in, first-out; or weighted average basis) or market value and include materials, labor, and manufacturing overhead. The components of inventories are as follows:

(In thousands)	2005	2004
Raw Materials and Supplies	$19,971	$12,849
Work in Process	5,605	6,047
Finished Goods (includes $328 and $611 at customer locations)	9,539	8,420

	$35,115	$27,316

The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value.

The last-in, first-out inventory method is used to value approximately 15% of inventory at year-end 2005. If the first-in, first-out method had been used, it would have increased inventory by $88,000 as of year-end 2005.

Property, Plant, and Equipment

The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the property as follows: buildings, 10 to 40 years; machinery and

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

equipment, 2 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Property, plant, and equipment consists of the following:

(In thousands)	2005	2004
Land	$4,719	$2,769
Buildings	28,146	20,341
Machinery, Equipment, and Leasehold Improvements	52,803	45,114

	85,668	68,224
Less: Accumulated Depreciation and Amortization	52,761	51,160

	$32,907	$17,064

Depreciation and amortization expense was $5,019,000, $2,931,000, and $3,281,000 in 2005, 2004, and 2003, respectively.

Intangible Assets

Intangible assets in the accompanying balance sheet includes the costs of acquired intellectual property, tradename, patents, customer relationships, non-compete agreements and other specifically identifiable intangible assets. An intangible asset of $8,100,000 associated with the acquisition of the Johnson tradename has an indefinite life and is not being amortized. The remaining intangible assets are amortized using the straight-line method over periods ranging from 3 to 20 years with a weighted-average amortization period of 15 years. The intangible asset lives have been determined based on the anticipated period over which the Company will derive future cash flow benefits from the intangible assets. The Company has considered the effects of legal, regulatory, contractual, competitive, and other economic factors in determining these useful lives.

Acquired intangible assets are as follows:

(In thousands)	Gross	Accumulated Amortization	Net
December 31, 2005
Customer relationships	$15,700	$(674)	$15,026
Intellectual property	13,057	(3,074)	9,983
Tradename	8,100	–	8,100
Non-compete agreements	3,119	(2,663)	456
Distribution Network	2,400	(90)	2,310
Licensing agreements	400	(13)	387

	$42,776	$(6,514)	$36,262

January 1, 2005
Intellectual property	$5,217	$(2,251)	$2,966
Non-compete agreements	3,079	(2,351)	728

	$8,296	$(4,602)	$3,694

Amortization of acquired intangible assets was $1,912,000 in 2005 and $673,000 in 2004 and 2003. The estimated future amortization expense of acquired intangible assets is $2,624,000 in 2006; $2,449,000 in 2007; $2,266,000 in 2008; $2,217,000 in 2009 and 2010, and $16,389,000 thereafter.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Goodwill

The changes in the carrying amount of goodwill in 2005 and 2004 are as follows:

(In thousands)	2005	2004
Balance at Beginning of Year	$74,408	$73,536
Increase due to Kadant Johnson acquisition (Note 2)	50,467	–
Increase due to Purchase of Minority Interest in Subsidiary	861	–
Currency Translation Adjustment	(1,311)	872

	$124,425	$74,408

Goodwill as of year-end 2005 and 2004 relates entirely to the Company’s Pulp and Papermaking Systems segment.

During the third quarter of 2005, the Company acquired the remaining minority interest in one of its Kadant Johnson subsidiaries for $1,129,000 in cash, and recorded $861,000 of goodwill.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. The Company completed its annual impairment test in the fourth quarter of 2005 using the estimates from its long-range forecasts. No adjustment was required to the carrying value of its goodwill or other indefinite-lived intangible assets based on the analysis performed.

The Company assesses its long-lived assets other than goodwill and indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows were to be less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts and the fair values of the assets.

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for each quarter in accordance with SFAS No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ investment (see Note 13). Foreign currency transaction gains and losses are included in the accompanying consolidated statement of operations and are not material for the three years presented.

Derivatives

The Company uses derivative instruments primarily to reduce its exposure to changes in currency exchange rates and interest rates. When the Company enters into a derivative contract, the Company makes a determination as to whether the transaction is deemed to be a hedge for accounting purposes. For contracts deemed to be a hedge, the Company formally documents the relationship between the derivative instrument and the risk being

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

hedged. In this documentation, the Company specifically identifies the asset, liability, forecasted transaction, cash-flow, or net investment that has been designated as the hedged item, and evaluates whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, the Company does not use hedge accounting for the derivative.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the consolidated statement of operations.

The Company entered into a five-year interest rate swap agreement in 2005 to hedge a portion of its variable rate debt and has designated this agreement as a cash-flow hedge of the underlying obligation. The fair value of the interest rate swap agreement is included in other assets and in accumulated other comprehensive items (net of tax). The Company has structured this interest rate swap agreement to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness.

The Company uses forward currency exchange contracts primarily to hedge certain operational (“cash flow” hedges) and balance sheet (“fair value” hedges) exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of the Company’s operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. The Company enters into forward currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature. The fair value of these contracts at year-end 2005 and 2004, and the net impact of the related gains and losses on its results of operations, including the effect of the underlying hedged items, were not material in any period presented.

Recent Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. As permitted by SFAS 123, prior to January 1, 2006, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. The Company will apply the “modified prospective application” under SFAS 123R. Based on the unvested options outstanding as of December 31, 2005, the Company expects that the adoption of this standard will result in additional compensation expense of approximately $353,000 in 2006. Compensation expense would also be impacted by any options granted in the future.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. This Statement also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The Company is required to adopt SFAS No. 151 on January 1, 2006 and does not expect the adoption to have a material effect on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ presentations to conform to the 2005 presentation.

2.    Acquisition

On May 11, 2005, the Company acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boards, metals, plastics, rubber, textiles, and food. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees and annual revenues in 2004 of $76,092,000. The acquisition of Kadant Johnson allows the Company to offer Kadant Johnson’s complementary products and extends the Company’s technology-based offerings in the paper industry, while allowing it to capitalize on Kadant Johnson’s significant aftermarket business. The purchase price for the acquisition was $101,458,000 in cash, subject to a post-closing adjustment, and $4,688,000 of acquisition-related costs, of which $1,916,000 was paid in 2004 and $2,772,000 was incurred in 2005. In addition to the cash consideration, the Company issued a letter of credit to the sellers for $4,000,000 related to certain tax assets of Kadant Johnson, the value of which the Company expects to realize. This amount is subject to adjustment based on The Johnson Corporation’s final tax return for 2005. This additional consideration, of which $600,000 is included in other current liabilities and $3,400,000 is included in other long-term liabilities in the accompanying consolidated balance sheet, is due over the next five years as follows: 15% per year in 2006, 2007, 2008, and 2009, and 40% in 2010.

The parties also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date (May 11, 2005) and July 1, 2006, which could increase the purchase price by up to $8,000,000. This contingent consideration will be accounted for as an increase in goodwill if and when the revenue targets are achieved. Based on current forecasts, the Company does not believe that a significant payout under the earn-out provision is likely.

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

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisition  (continued)

The following table summarizes the purchase method of accounting for the acquisition and the estimated fair values of the assets acquired and the liabilities assumed (in thousands):

Allocation of Purchase Price as of December 31, 2005:
Cash and Cash Equivalents	$4,071
Accounts Receivable, Net	17,742
Notes Receivable	5,577
Inventory	13,276
Other Current Assets	5,492
Property, Plant, and Equipment	18,551
Long-Term Deferred Tax Assets	8,381
Other Assets	657
Intangible Assets	34,480
Goodwill	50,467

Total Assets Acquired	$158,694

Accounts Payable	$6,751
Other Current Liabilities	15,567
Short- and Long-Term Debt	3,286
Long-Term Deferred Tax Liabilities	17,087
Other Liabilities	4,727
Minority Interest	1,130

Total Liabilities Assumed	48,548

Net Assets Acquired	$110,146

Consideration:
Cash	$41,458
Debt	60,000
Short- and Long-Term Obligations	4,000
Acquisition Costs	4,688

Total Consideration	$110,146

The total consideration of $110,146,000 for Kadant Johnson, net of cash acquired of $4,071,000, was $106,075,000. Shortly after the closing date, the Company received $2,461,000 in cash related to the settlement of certain of Kadant Johnson’s net assets acquired, which had the effect of reducing the “acquisition, net of cash acquired” amount in investing activities to $103,614,000 in the accompanying consolidated statement of cash flows.

The acquisition was recorded under the purchase method of accounting and the operating results of Kadant Johnson have been included in the accompanying consolidated financial statements from the acquisition date of May 11, 2005. The allocation of the purchase price was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The estimated fair values of current assets, excluding inventory, and current liabilities approximate their historical costs in the hands of the seller on the date of acquisition due to their short-term nature. Inventory and property, plant, and equipment were recorded at estimated fair values based primarily on cost and market approaches.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisition  (continued)

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

(In thousands)	Amount	Life
Intellectual property	$7,840	11 years	*
Customer relationships	15,700	17 years	*
Distribution network	2,400	17 years
Tradename	8,100	Indefinite
Licensing agreements	400	20 years
Non-compete agreements	40	3 years

	$34,480

* approximate weighted-average lives

The amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date by an outside valuation consultant, using income and cost approaches. As part of the acquisition, the Company acquired the Johnson tradename valued at $8,100,000. The Company has no plan or intention to stop using the Johnson tradename and does not foresee any legal, regulatory, contractual, competitive, economic, or other factors that would limit the remaining useful life of the Johnson tradename and therefore, has assigned it an indefinite useful life.

The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $50,467,000, none of which is deductible for tax purposes. The Company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to the expectation of synergies of combining the businesses. The synergies expected as a result of the Kadant Johnson acquisition include the use of the Company’s existing infrastructure such as its sales force, distribution channels and customer relations to expand sales of Kadant Johnson’s products; use of Kadant Johnson’s infrastructure to cost effectively expand sales of the Company’s products; and elimination of duplicative functions. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment annually (in the fourth quarter of the Company’s fiscal year) as required by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

The Company is evaluating potential restructuring actions that may be undertaken at Kadant Johnson. Such actions may include rationalizing product lines and consolidating facilities. The Company will record the cost of restructuring actions at Kadant Johnson as an increase to goodwill when decisions are made as to the extent of such actions. The Company expects to finalize its restructuring plan no later than one year following completion of the Kadant Johnson acquisition.

The following condensed consolidated statement of operations is presented as if the acquisition of Kadant Johnson had been made at the beginning of the periods presented. This information is not necessarily indicative of what the actual condensed combined statement of operations of the Company and Kadant Johnson would have been for the periods presented, nor does it purport to represent the future combined results of operations of the Company and Kadant Johnson.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisition  (continued)

(In thousands)	2005	2004
Revenues	$272,778	$271,058

Operating Income *	3,912	10,339

Income from Continuing Operations	462	4,902
Loss from Discontinued Operation	(2,988)	(5,099)

Net Loss	$(2,526)	$(197)

Basic Earnings (Loss) per Share:
Income from Continuing Operations	$.03	$.35
Net Loss	$(.18)	$(.01)
Diluted Earnings (Loss) per Share:
Income from Continuing Operations	$.03	$.34
Net Loss	$(.18)	$(.01)

*	Included in operating income in 2005 was $11.0 million in one-time bonuses and approximately $3.1 million in acquisition-related costs that Kadant Johnson incurred prior to the acquisition.

3.    Employee Benefit Plans

Stock-Based Compensation Plans

General

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Outstanding options granted under these plans prior to 2001 are nonqualified options that are exercisable immediately, but are subject to provisions similar to vesting that restrict transfer and afford the Company the right to repurchase the shares at the exercise price upon certain events. The restrictions and repurchase rights for these options generally lapse over five to ten years and the terms of the options may range from five to twelve years. Options granted under these plans starting in 2001 and after are nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse.

Restricted Stock

In April 2005 and April 2004, the Company awarded 7,500 shares and 10,000 shares, respectively, of its restricted common stock with an aggregate value of $137,000 and $200,000, respectively, to its outside directors pursuant to its amended and restated Directors’ Restricted Stock Plan. In June 2005, the Company awarded 10,000 shares of its restricted common stock with an aggregate value of $215,000 to its outside directors under its stock-based incentive plan on terms identical to the Directors’ Restricted Stock Plan. The shares are restricted

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

from resale for five years from the date of award. The Company has recorded the fair value of the restricted stock awards as deferred compensation in the accompanying consolidated balance sheet, and amortizes these amounts over the vesting period.

Stock Options

The Company had 234,000 options available for grant under these plans at December 31, 2005. A summary of the Company’s stock option activity is as follows:

	2005		2004		2003
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding, Beginning of Year	1,771	$16.39	2,135	$16.52	2,736	$16.26
Granted	140	19.17	8	19.84	–	–
Exercised	(88)	13.22	(297)	12.50	(499)	12.12
Forfeited	(124)	29.67	(75)	35.95	(102)	31.18

Options Outstanding, End of Year	1,699	$15.82	1,771	$16.39	2,135	$16.52

Options Exercisable	1,528	$15.28	1,565	$16.52	1,404	$17.76

A summary of the status of the Company’s stock options at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 4.38 – $ 9.40	76	2.0 years	$7.35	63	1.9 years	$7.34
11.62 – 16.00	1,371	2.9 years	13.95	1,369	2.9 years	13.95
18.07 – 28.15	192	5.6 years	20.13	46	3.3 years	22.41
37.70 – 57.25	58	3.0 years	54.11	48	2.9 years	53.57
93.33 – 110.80	2	2.0 years	103.68	2	2.0 years	104.13

$ 4.38 – $110.80	1,699	3.2 years	$15.82	1,528	2.9 years	$15.28

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2005, 2004, and 2003 plan years, the Company issued 14,775 shares, 15,152 shares, and 20,179 shares, respectively, of its common stock under this plan.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

401(k) Savings Plan

The majority of the Company’s U.S. subsidiaries participate in the Company’s 401(k) retirement savings plan. Contributions to the plan are made by both the employee and the Company. Company contributions are based upon the level of employee contributions. The Company contributed and charged to expense $603,000, $634,000, and $595,000 related to the 401(k) plan in 2005, 2004, and 2003, respectively.

Profit-Sharing Plan

One of the Company’s U.S. subsidiaries has adopted a profit-sharing plan under which the Company annually contributes approximately 10% of the subsidiary’s pre-tax income before profit-sharing expense. All contributions are immediately vested. Another of the Company’s U.S. subsidiaries has a profit sharing plan that requires a minimum annual Company contribution of 3% of eligible employee compensation and allows for an additional contribution of up to 12% of eligible compensation at the discretion of the Company. Minimum annual contributions of 3% of gross compensation vest immediately while contributions in excess of 3% of gross compensation vest ratably over seven years. For these plans, the Company contributed and charged to expense approximately $1,436,000, $431,000, and $359,000 in 2005, 2004, and 2003, respectively.

Defined Benefit Pension Plan and Post-Retirement Welfare Benefits Plan

The Company’s Kadant Web Systems subsidiary has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. This same subsidiary has a post-retirement welfare benefits plan (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the subsidiary’s contributions.

The Company’s Kadant Lamort subsidiary sponsors a defined benefit pension plan, which is included in the table below in “Other Benefits.” Benefits under this plan are based on years of service and projected employee compensation.

The Company’s Kadant Johnson subsidiary also offers a post-retirement welfare benefit plan (included in the table below in “Other Benefits”) to its U.S. employees upon attainment of eligible retirement age.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

The following table summarizes the change in the benefit obligation; the change in plan assets; the funded status; and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$17,244	$16,266	$3,309	$2,802
Benefit obligation acquired	–	–	4,535	–
Service cost	715	640	295	107
Interest cost	1,007	967	336	144
Curtailment gain	–	–	(828)	–
Actuarial loss (gain)	688	2	(206)	303
Benefits paid	(702)	(631)	(421)	(278)
Effect of currency translation	–	–	(280)	231

Benefit obligation at end of year	$18,952	$17,244	$6,740	$3,309

Change in Plan Assets:
Fair value of plan assets at beginning of year	$16,874	$16,470	$–	$–
Actual return on plan assets	866	1,035	–	–
Employer contribution	–	–	421	278
Benefits paid	(702)	(631)	(421)	(278)

Fair value of plan assets at end of year	$17,038	$16,874	$–	$–

Unfunded status	$(1,914)	$(370)	$(6,740)	$(3,309)
Unrecognized net actuarial loss (gain)	3,023	1,797	(37)	689
Unrecognized prior service cost (income)	60	106	(405)	(463)
Effect of currency translation	–	–	–	16

Net amount recognized	$1,169	$1,533	$(7,182)	$(3,067)

Amounts Recognized in the Balance Sheet Consist of:
Prepaid benefit cost (a)	$1,169	$1,533	$–	$–
Accrued benefit cost (b)	–	–	(7,182)	(3,067)

Net amount recognized	$1,169	$1,533	$(7,182)	$(3,067)

Accumulated benefit obligation as of year-end	$15,787	$14,530	$1,326	$2,018

(a) Included in other assets in the accompanying consolidated balance sheet.

(b) Included in other long-term liabilities in the accompanying consolidated balance sheet.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.00%	4.95%	4.95%
Rate of compensation increase	4.00%	4.00%	2.00%	2.50%

	Pension Benefits			Other Benefits
(In thousands)	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$715	$640	$625	$295	$107	$98
Interest cost	1,007	967	1,026	336	144	158
Expected return on plan assets	(1,404)	(1,370)	(1,268)	–	–	–
Recognized net actuarial loss	–	–	48	36	36	40
Amortization of prior service cost (income)	46	47	46	(58)	(58)	(41)

Net periodic benefit cost	$364	$284	$477	$609	$229	$255

The weighted-average assumptions used to determine net periodic benefit cost were as follows:
	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%	5.25%	4.82%	5.21%
Expected long-term return on plan assets	8.50%	8.50%	8.75%	–	–	–
Rate of compensation increase	4.00%	4.00%	5.00%	2.00%	2.50%	1.50%

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with SFAS No. 87, “Employers’ Accounting for Pensions.”

Assumed weighted-average healthcare cost trend rates* as of year-end were as follows:

	2005	2004
Healthcare cost trend rate assumed for next year	7.65%	11.00%
Ultimate healthcare cost trend rate	4.72%	0.00%
Year that the assumed rate reaches ultimate rate	2011	2012

*	See Information and Assumptions for the Post-Retirement Welfare Benefits Plan at the end of Note 3 for more detail.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components—(expense) income	$(96)	$75
Effect on post-retirement benefit obligation	$(703)	$564

Plan Assets

For the Kadant Web Systems noncontributory defined benefit retirement plan, the weighted-average asset allocation at December 31, 2005, and January 1, 2005, by asset category, is as follows:

Asset Category	2005	2004
Equity securities	46%	55%
Debt securities	44%	35%
Other	10%	10%

Total	100%	100%

Kadant Web Systems has developed an investment policy for the noncontributory defined benefit retirement plan. The investment strategy is to emphasize total return, that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plan’s assets is the emphasis on consistent growth, specifically, growth in a manner that protects the plan’s assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.

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

Cash Flows

Contributions

No cash contributions are expected for the Kadant Web Systems noncontributory defined benefit retirement plan in 2006. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than funding current benefit payments are expected in 2006.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2005.

(In thousands)	Pension Benefits	Other Benefits
2006	$772	$478
2007	889	362
2008	898	360
2009	927	394
2010	1,058	417
2011-2015	5,783	2,591

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

Kadant Web Systems post-retirement welfare benefits plan

All eligible retirees are currently participating in the Kadant Web Systems post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, Kadant Web Systems capped its monthly contribution to the plan at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 11% in 2005, decreasing to an ultimate rate of 0% in 2012.

On December 8, 2003, Medicare reform legislation was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. As Kadant Web Systems did not apply for the subsidy for the plan year beginning January 1, 2006, and plans being offered in 2006 do not at this time appear likely to contribute to a change in expected participation of prescription drug coverage use, no change in assumptions has been adopted.

Kadant Johnson post-retirement welfare benefits plan

All eligible retirees are currently participating in the Kadant Johnson post-retirement welfare benefits plan. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions up to annual employee and plan stop loss limitations. The medical healthcare cost trend rate is assumed to be 8% in 2005, decreasing to an ultimate rate of 5% in 2011.

On December 8, 2003, Medicare reform legislation was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Kadant Johnson applied for the federal subsidy during the fourth quarter of 2005. The effect of the anticipated subsidy was recognized as of December 31, 2005. The accumulated post-retirement benefit obligation decreased by $1,005,000 and was recognized as an actuarial gain in accordance with FASB Staff Position No. 106-2.

The following subsidy payments are expected to be received:

(In thousands)	Expected Part D Subsidy
2006	$32
2007	33
2008	34
2009	37
2010	39
2011-2015	227

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

Other Retirement Plans

Certain of the Company’s subsidiaries offer other retirement plans. The majority of these subsidiaries offer defined contribution plans. Company contributions to these plans are based on formulas determined by the Company. For these plans, the Company contributed and charged to expense approximately $751,000, $323,000, and $265,000 in 2005, 2004, and 2003, respectively.

4.    Preferred and Common Stock

Preferred Stock

The Company’s Certificate of Incorporation authorizes up to 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company’s board of directors without further shareholder approval. The board of directors has also designated 15,000 shares of such preferred stock as Series A junior participating preferred stock for issuance under the Company’s Shareholder Rights Plan (see below). No such preferred stock has been issued by the Company.

Common Stock

The Company has a Shareholder Rights Plan under which one right was distributed at the close of business on August 6, 2001 for each share of the Company’s common stock outstanding at that time. The rights plan is designed to provide shareholders with fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The rights were attached to the Company’s outstanding common stock at the time of distribution and are not separately transferable or exercisable. The rights will become exercisable if a person acquires 15 percent or more of the Company’s common stock, or a tender or exchange offer is commenced for 15 percent or more of the Company’s common stock, unless, in either case, the transaction was approved by the Company’s board of directors. If the rights become exercisable, each right will initially entitle the Company’s shareholders to purchase .0001 of a share of the Company’s Series A junior participating preferred stock, $.01 par value, at an exercise price of $75. In addition, except with respect to transactions approved by the Company’s board of directors, if the Company is involved in a merger or other transaction with another company in which it is not the surviving corporation, or the Company sells or transfers 50 percent or more of its assets or earning power to another company, each right (other than rights owned by the acquirer) will entitle its holder to purchase $75 worth of the common stock of the acquirer at half the market value at that time. The Company is entitled to redeem the rights at $.001 per right at any time prior to the tenth business day (or later, if so determined by the board of directors) after the acquisition of 15 percent or more of the Company’s common stock. Unless the rights are redeemed or exchanged earlier, they will expire on July 16, 2011.

At December 31, 2005, the Company had reserved 2,200,382 unissued shares of its common stock for possible issuance under stock-based compensation plans.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes

The components of income from continuing operations before provision for income taxes and minority interest expense are as follows:

(In thousands)	2005	2004	2003
Domestic	$9,510	$12,791	$14,124
Foreign	4,464	(4,506)	7,113

	$13,974	$8,285	$21,237

The components of the provision for income taxes for continuing operations are as follows:

(In thousands)	2005	2004	2003
Current Provision:
Federal	$(5)	$2,712	$1,985
Foreign	2,758	(797)	2,991
State	(339)	410	195

	2,414	2,325	5,171

Deferred Provision:
Federal	2,197	1,307	2,151
Foreign	(1,538)	(1,560)	(89)
State	852	452	837

	1,511	199	2,899

	$3,925	$2,524	$8,070

The income tax provision (benefit) included in the accompanying statement of operations is as follows:

(In thousands)	2005	2004	2003
Continuing Operations	$3,925	$2,524	$8,070
Discontinued Operation	(1,608)	(2,966)	(800)

	$2,317	$(442)	$7,270

The Company generally receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. The current provision for income taxes does not reflect $123,000, $708,000, and $1,261,000 of such benefits from the exercise of stock options that have been allocated to capital in excess of par value in 2005, 2004, and 2003, respectively.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

The provision for income taxes for continuing operations in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes and minority interest expense due to the following:

(In thousands)	2005	2004	2003
Provision for Income Taxes at Statutory Rate	$4,891	$2,900	$7,433
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	334	560	671
U.S. tax cost (benefit) of foreign affiliate dividends	45	332	(224)
Foreign tax cost of foreign affiliate dividends	144	411	–
Foreign tax rate differential	(1,544)	(1,259)	(544)
Tax reimbursement from former parent	(882)	–	–
Extraterritorial income exclusion	(25)	(221)	(97)
Change in valuation allowance	429	(385)	224
Nondeductible expense	876	291	185
Other	(343)	(105)	422

	$3,925	$2,524	$8,070

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In thousands)	2005	2004
Deferred Tax Asset (Liability):
Operating loss carryforwards	$9,046	$1,125
Reserves and accruals	6,603	3,975
Foreign and alternative minimum tax credits	6,153	4,389
Inventory basis difference	1,230	1,768
Research and development	855	1,797
Allowance for doubtful accounts	404	382
Other	527	290

Deferred Tax Asset, Gross	24,818	13,726
Less: Valuation Allowance	(2,537)	(239)

Deferred Tax Asset, Net	22,281	13,487

Intangible assets	(18,875)	(2,922)
Fixed assets basis difference	(4,309)	(860)
Reserves and accruals	(571)	(773)
Revenue recognition	(214)	(427)
Other	(80)	(74)

Deferred Tax Liability	(24,049)	(5,056)

Net Deferred Tax Asset (Liability)	$(1,768)	$8,431

The deferred tax asset and liability are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and other long-term liabilities based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

The Company has established valuation allowances related to foreign net operating loss carryforwards and foreign tax credits. The valuation allowance at December 31, 2005 was $2,537,000. The increase in the valuation allowance of $2,298,000 related primarily to an increase of $1,759,000 for foreign net operating loss carryforwards acquired with the Johnson acquisition. In the event the tax assets related to these acquired foreign net operating loss carryforwards are realized and the corresponding valuation allowance is no longer required, goodwill of the acquired business will be reduced accordingly.

At year-end 2005, the Company had domestic and foreign net operating loss carryforwards of $13,524,000 and $11,287,000, respectively, and foreign tax credits of $4,999,000. The domestic net operating loss carryforwards will expire in 2024 and their use is limited to future taxable earnings from the Company’s domestic subsidiaries. Of the foreign net operating loss carryforwards, $1,616,000 expires in the years 2008 through 2019, and the remainder do not expire. The foreign tax credits expire beginning in 2012.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. After evaluating the effect of the law on our unremitted foreign earnings, the Company has determined that due to various factors, there is no benefit to the Company. Therefore, it will remain the Company’s practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through December 31, 2005, the Company has not provided U.S. income taxes on approximately $53,500,000 of unremitted foreign earnings. The Company believes that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if the Company remitted the foreign earnings to the U.S., would be approximately $2,300,000.

The Company’s Chinese subsidiary that was part of the Kadant Johnson acquisition has a tax holiday in China, which reduces the income tax in that country. The holiday expires in 2007. Based on the currently enacted regular corporate income tax rate in China, the benefit to the Company of the tax holiday for year-end 2005 was approximately $111,000, or $.01 per diluted share.

The Company operates within multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

6.    Long-Term Obligations and Other Financing Arrangements

Long-term obligations at year-end 2005 and 2004 are as follows:

(In thousands)	2005	2004
Variable Rate Term Loan, due from 2006 to 2010	$55,500	$–
Less: Current Maturities	9,000	–

Long-Term Obligations	$46,500	$–

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

6.    Long-Term Obligations and Other Financing Arrangements  (continued)

The Company repaid long-term obligations of $5,522,000 in 2005, including $4,500,000 associated with its term loan outlined below and $1,022,000 related to liabilities of recently acquired Kadant Johnson. In 2004, the Company repaid long-term obligations of $598,000, which related to liabilities from two acquisitions made in 2000 and 1999.

To fund a portion of the purchase price for the acquisition of Kadant Johnson, the Company entered into a term loan and revolving credit facility (the Credit Agreement) effective May 9, 2005 in the aggregate principal amount of up to $85,000,000, including a $25,000,000 revolver. The Credit Agreement is among the Company, as Borrower; the Foreign Subsidiary Borrowers from time to time parties thereto; the several banks and other financial institutions or entities from time to time parties thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent. On May 11, 2005, the Company borrowed $60,000,000 under the term loan facility, which is repayable in quarterly installments over a five-year period. The aggregate principal amount to be repaid each year is as follows: $9,000,000, $10,500,000, $13,500,000, $15,000,000, and $7,500,000 in 2006, 2007, 2008, 2009, and 2010, respectively.

Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin initially set at 0% for 2005, and up to 0.25% thereafter, or (b) a eurocurrency rate plus an applicable margin initially set at 1% for 2005, and between 0.625% and 1.25% thereafter. The applicable margin is determined based upon the Company’s total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The weighted average interest rate was 5.25% at December 31, 2005.

In connection with the Credit Agreement, the Company agreed to pay a commitment fee, payable quarterly, at an initial rate of 0.25% per annum of the unused amount of revolving credit commitments, subject to adjustment based upon the Company’s total debt to EBITDA ratio (resulting in a per annum rate of between 0.175% and 0.275%). The unused portion of the revolving credit facility totaled $14,577,000 as of December 31, 2005.

Debt issuance costs were approximately $652,000 and are included in other assets in the accompanying consolidated balance sheet. These costs are being amortized to interest expense over five years based on the effective-interest method. As of December 31, 2005, the unamortized debt issuance costs were approximately $516,000.

The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change-of-control default.

In addition, the Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances, and a minimum consolidated fixed charge coverage ratio of 1.5. Pursuant to an amendment to the Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio is increased to 2.75 in the quarter in which we complete the proposed acquisition of a manufacturer of stock preparation equipment in China (see Note 15 for further discussion) and in the following quarter. In addition to the financial covenants, the Company is also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing the Company’s fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of December 31, 2005, the Company was in compliance with these covenants.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

6.    Long-Term Obligations and Other Financing Arrangements  (continued)

The loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company and secured by a pledge of 65% of the stock of the Company’s first-tier foreign subsidiaries and the Company’s subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

The Company entered into a swap agreement (the Swap Agreement), which was effective May 17, 2005, to convert $36,000,000 of the principal balance of the $60,000,000 term loan from a floating rate to a fixed rate of interest. The Swap Agreement has a five-year term, the same quarterly payment dates as the hedged portion of the term loan, and reduces proportionately in line with the amortization of the term loan. Under the Swap Agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 4.125%. The net effect on interest expense for the hedged portion of the term loan ($36,000,000) is that the Company will pay a fixed interest rate of up to 5.375% (the sum of the 4.125% fixed rate under the Swap Agreement and the applicable margin of up to 1.25% on the term loan). The guarantee provisions and the default and financial covenants, as well as certain restrictions on the payment of dividends included in the Credit Agreement, as amended, restated, modified or replaced from time to time, also apply to the Swap Agreement.

The Swap Agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of December 31, 2005, the unrealized gain associated with the Swap Agreement was $510,000, which is included in other assets and accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. Management believes that any credit risk associated with the Swap Agreement is remote based on the creditworthiness of the financial institution issuing the Swap Agreement.

7.    Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of operations includes expenses from operating leases of $2,960,000, $2,620,000, and $2,444,000 in 2005, 2004, and 2003, respectively. The future minimum payments due under noncancelable operating leases as of December 31, 2005, are $1,890,000 in 2006; $1,027,000 in 2007; $453,000 in 2008; $86,000 in 2009; $50,000 in 2010; and $16,000 thereafter. Total future minimum lease payments are $3,522,000.

Letters of Credit

Outstanding letters of credit, principally relating to performance bonds and customer deposit guarantees, totaled $14,918,000 at December 31, 2005.

Acquisition Contingencies

In connection with the Kadant Johnson acquisition, the Company issued a letter of credit to the sellers for $4,000,000 related to certain tax assets of Kadant Johnson, the value of which the Company expects to realize. This amount is subject to adjustment based on The Johnson Corporation’s final tax return for 2005. This additional consideration, of which $600,000 is included in other current liabilities and $3,400,000 is included in other long-term liabilities in the accompanying consolidated balance sheet, is due over the next five years. The parties also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date (May 11, 2005) and July 1, 2006, which could increase the purchase price by up to $8,000,000. This contingent consideration will be accounted for as an increase in goodwill if and

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

7.    Commitments and Contingencies  (continued)

when the revenue targets are achieved. Based on current forecasts, the Company does not believe that a significant payout under the earn-out provision is likely.

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

8.    Restructuring and Other Costs (Income), Net

In an effort to improve operating performance at the Papermaking Systems segment’s Kadant Lamort subsidiary in France, the Company approved a restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort’s competitive position in the European paper industry. Under French law, the restructuring required consultation with Kadant Lamort’s workers’ council, which consists of elected employees supported by trade union representatives, before implementation. The restructuring primarily included the reduction of 97 full-time positions across all functions in France and was implemented in 2005. The Company accrued a restructuring charge, in accordance with SFAS No. 112, for severance and other termination costs in connection with the workforce reduction of $9,235,000 in the fourth quarter of 2004 and reduced the estimate by $71,000 in 2005. The Company realized a curtailment gain of $364,000 in 2005 resulting in a reduction in the accrued liability associated with Kadant Lamort’s pension plan. In addition, during 2004, the Company recorded restructuring costs of $280,000, which were accounted for in accordance with SFAS No. 112, related to severance costs of 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries.

During 2005, the Company recorded restructuring income of $118,000, including $246,000 of restructuring costs and $364,000 of curtailment gain associated with the Kadant Lamort restructuring initiated in the fourth quarter of 2004. The restructuring costs of $246,000 in 2005 include $71,000 of income related to a reduction in the estimated restructuring costs associated with the Kadant Lamort restructuring initiated in 2004 and $317,000 of restructuring costs associated with the Company’s 2005 restructuring actions. The 2005 restructuring costs include $221,000 of severance and associated costs related to the reduction of 14 full-time positions in the U.S. and $96,000 for equipment relocation costs, both in our Papermaking Systems segment.

During 2003, the Company recorded net restructuring and other income of $23,000, including $626,000 of restructuring costs and $649,000 of other income as detailed below. During 2003, the Company recorded restructuring costs of $626,000, which were accounted for in accordance with SFAS No. 112, related to severance costs for seven employees across all functions at the Papermaking Systems segment’s Kadant Lamort subsidiary. This action was taken in an effort to improve profitability and was in response to a continued weak market environment and reduced demand for the Company’s products. During the second quarter of 2003, the Company recognized a gain of $649,000 from the sale of property for approximately $921,000 in cash at the same subsidiary.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

8.    Restructuring and Other Costs (Income), Net  (continued)

A summary of the changes in accrued restructuring costs is as follows:

(In thousands)	Severance and Other
2003 Restructuring Plan
Provision	$626
Usage	(476)
Currency translation	50

Balance at January 3, 2004	200
Usage	(200)

Balance at January 1, 2005	$–

2004 Restructuring Plan
Provision	$9,515
Usage	(23)
Currency translation	534

Balance at January 1, 2005	10,026
Reserve reduction	(71)
Usage	(4,158)
Currency translation	(1,139)

Balance at December 31, 2005	$4,658

2005 Restructuring Plan
Provision	$317
Usage	(194)

Balance at December 31, 2005	$123

The specific restructuring measures and associated estimated costs are based on the Company’s best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of December 31, 2005. Due to the lengthy restructuring process in France and the long notification periods, the related cash payments associated with the Lamort restructuring, which was initiated at the end of 2004, will extend into the first half of 2006. For the remaining restructuring activities, the Company anticipates that all actions will be completed within a 12-month period.

9.    Discontinued Operation

On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all of its assets to LDI Composites Co. (the Buyer) for approximately $11,127,000 in cash and the assumption of $1,444,000 of liabilities resulting in a $46,000 gain. The sale price is subject to a post-closing adjustment. A portion of the sale price, $629,000, was deposited in an escrow fund until May 1, 2007, and another $629,000 will be held by the Buyer for one year to satisfy certain indemnification obligations.

As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Kadant Composites LLC deposited $3,500,000 of the sale proceeds into a special escrow fund to satisfy these warranty claims. This fund will be administered by the Buyer for five

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

9.    Discontinued Operation  (continued)

years or until the funds are exhausted, after which time Kadant Composites LLC will administer any remaining covered warranty claims. Based on the claims submitted to the Buyer for reimbursement through year-end 2005, the remaining balance in the special escrow fund would be reduced to approximately $2,330,000. Based on the claims activity and payments processed after year-end 2005, the Company anticipates that the special escrow fund will be utilized and Kadant Composites LLC will assume claims processing in 2006. As of year-end 2005, the accrued warranty reserve associated with the composites business was $5,276,000. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in the Company’s consolidated financial statements.

Operating results for the composites business are as follows:

(In thousands)	2005	2004	2003
Revenues	$15,960	$16,957	$12,035
Operating Loss	(4,649)	(8,065)	(2,106)
Interest Income	53	–	–

Loss Before Income Tax Benefit (including $46 gain on disposal in 2005)	(4,596)	(8,065)	(2,106)
Benefit for Income Taxes	1,608	2,966	800

Loss from Discontinued Operation	$(2,988)	$(5,099)	$(1,306)

The major classes of assets and liabilities of the discontinued operation included in the accompanying consolidated balance sheet are as follows:

(In thousands)	2005	2004
Cash and cash equivalents	$5,743	$39
Restricted cash	4,145	–
Accounts receivable, less allowances	–	2,252
Other accounts receivable	1,545	–
Inventories	–	4,035
Deferred tax asset	2,110	1,963
Other current assets	–	18
Property, plant, and equipment, at cost, net	–	6,760
Other assets	487	583

Total Assets	14,030	15,650

Accounts payable	19	1,446
Accrued payroll and employee benefits	103	537
Accrued warranty costs	5,276	4,327
Other current liabilities	1,201	368
Other liabilities	–	900

Total Liabilities	6,599	7,578

Net Assets	$7,431	$8,072

The current deferred tax asset was $2,110,000 and $1,963,000 at year-end 2005 and 2004, respectively. The increase in current deferred tax asset of $147,000 in 2005 primarily relates to the increase in warranty reserve.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

9.    Discontinued Operation  (continued)

The restricted cash of $4,145,000 at year-end 2005 represents the portion of the sale proceeds placed in escrow and associated interest. Other accounts receivable of $1,545,000 at year-end 2005 includes $629,000 of the sales price held by the Buyer for one year to satisfy certain indemnification obligations and $916,000 of estimated post-closing adjustments owed from the Buyer. Included in other current liabilities is $1,170,000 of warranty claims owed to the Buyer from the special escrow fund as reimbursement for claims paid on Kadant Composites LLC’s behalf through year-end 2005.

As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Kadant Composites LLC offered a standard limited warranty to the original owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

Prior to the sale of the composites business, Kadant Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. Kadant Composites LLC’s analysis of expected warranty claims rates includes detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, include inherent uncertainties that are subject to fluctuation which could impact our future warranty provisions. Due to the highly subjective nature of these assumptions, Kadant Composites LLC has recorded its best estimate of the cost of expected warranty claims. It is reasonably possible that the ultimate settlement of such claims may exceed the amount recorded.

In 2003 and 2004, Kadant Composites LLC experienced a significant increase in warranty claims and warranty expense related to its composite decking products including, but not limited to, contraction of certain deck boards and excessive oxidation that affects the integrity of the plastic used in some of its decking products. As a result of the increase in claims received and its estimate for future potential claims, Kadant Composites LLC increased its warranty expense to $6,696,000 in 2004 compared to $1,873,000 in 2003. Included in this increased warranty expense was the cost of exchanging material held by the composites business’ distributors with new material and its best estimate of costs related to future potential valid claims arising from installed products. In 2005, Kadant Composites LLC experienced a higher-than-expected level of warranty claims associated with previously identified product issues. As a result of the high level of claims, Kadant Composites LLC recorded a warranty provision of $5,525,000 in 2005. Although Kadant Composites LLC increased the warranty provisions accordingly, the reserve established may not be sufficient if it incurs warranty claims higher than anticipated. It is reasonably possible that the ultimate settlement of such warranty claims may exceed the amount of the warranty reserve. In addition, there can be no assurance that other problems will not develop. A continued high level of warranty claims or expenses would have an adverse impact on the warranty reserve and would adversely affect our consolidated results.

The changes in the carrying amount of product warranties are as follows:

(In thousands)	2005	2004
Balance at Beginning of Year	$4,327	$869
Provision charged to income	5,525	6,696
Usage	(4,576)	(3,238)

Balance at End of Year	$5,276	$4,327

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

10.    Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term obligations, accounts payable, long-term obligations, forward foreign exchange contracts and a swap agreement. The carrying amounts of accounts receivable, current maturities of long-term obligations, and accounts payable approximate fair value due to their short-term nature. The carrying amounts of long-term obligations approximate fair value as the obligations bear a variable rate of interest, which adjusts quarterly based on prevailing market rates.

The carrying amount and fair value of the Company’s financial instruments are as follows:

	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term obligations	$46,500	$46,500	$–	$–
Forward foreign exchange contracts (payable) receivable	$(79)	$(79)	$210	$210
Swap agreement	$510	$510	$–	$–

The notional amounts of forward foreign exchange contracts outstanding totaled $3,766,000 and $2,582,000 at year-end 2005 and 2004, respectively. The fair value of such contracts is the estimated amount that the Company would receive upon termination of the contracts, taking into account the change in foreign currency exchange rates, which is recorded in the accompanying consolidated balance sheet in accordance with SFAS No. 133 (see Note 1).

The notional amount of the swap agreement was $33,300,000 at year-end 2005. The fair value of the agreement is the estimated amount that the contract could be settled for in the open market based on prevailing market interest rates at year-end 2005.

11.    Business Segment and Geographical Information

The Company has combined its operating entities into one reportable operating segment, Papermaking Systems, and two separate product lines, Fiber-based Products and Casting Products, which are reported in Other. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

The Company’s Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment, paper machine accessory equipment, and water-management systems for the pulp and paper industries worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; water-management systems essential for draining, purifying, and recycling process water; and fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. Revenues from the stock-preparation systems and equipment product line were $98,226,000, $95,352,000, and $93,899,000 in 2005, 2004, and 2003, respectively. Revenues from the paper machine accessory equipment product line were $58,794,000, $62,655,000, and $60,780,000 in 2005, 2004, and 2003, respectively. Revenues from the water-management systems product line were $28,325,000, $28,822,000, and $29,507,000 in 2005, 2004, and 2003, respectively. Revenues from the recently acquired fluid-handling product line were $45,450,000 in 2005.

The Fiber-based Products line produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. Revenues from the Fiber-based Products business were $8,599,000, $6,646,000, and $5,799,000 in 2005, 2004, and 2003, respectively. Revenues from the recently acquired Casting Products business were $2,499,000 in 2005.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

11.    Business Segment and Geographical Information  (continued)

(In thousands)	2005	2004	2003
Business Segment Information
Revenues:
Pulp and Papermaking Systems (a)	$232,615	$188,320	$185,708
Other (c)	11,098	6,646	5,799

	$243,713	$194,966	$191,507

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Pulp and Papermaking Systems (b)	$18,685	$11,781	$23,440
Corporate and Other (c,d)	(4,102)	(4,941)	(3,119)

Total operating income	14,583	6,840	20,321
Interest income (expense), net	(609)	1,445	916

	$13,974	$8,285	$21,237

Total Assets:
Pulp and Papermaking Systems	$331,347	$196,248	$217,211
Corporate and Other (c,d)	10,434	73,339	39,224

Total Assets from Continuing Operations	341,781	269,587	256,435
Total Assets from Discontinued Operation	14,030	15,650	15,278

	$355,811	$285,237	$271,713

Depreciation and Amortization:
Pulp and Papermaking Systems	$6,227	$3,136	$3,468
Corporate and Other (c)	704	468	486

	$6,931	$3,604	$3,954

Capital Expenditures:
Pulp and Papermaking Systems	$2,683	$1,968	$1,754
Corporate and Other (c)	562	221	252

	$3,245	$2,189	$2,006

Geographical Information
Revenues (e):
United States	$147,714	$120,545	$118,929
France	49,601	53,155	52,563
Other	62,184	31,918	29,896
Transfers among geographic areas (f)	(15,786)	(10,652)	(9,881)

	$243,713	$194,966	$191,507

Long-lived Assets (g):
United States	$22,454	$10,966	$11,511
France	2,401	3,340	3,203
England	2,494	2,111	1,963
Other	6,632	962	2,045

	$33,981	$17,379	$18,722

Export Revenues Included in United States Revenues Above (h)	$44,958	$35,733	$39,337

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

11.    Business Segment and Geographical Information  (continued)

(a)	Revenues from China were $29.2 million, $29.4 million, and $31.1 million in 2005, 2004, and 2003, respectively.
(b)	Includes restructuring and other costs (income), net of ($0.1) million, $9.5 million, and ($23) thousand in 2005, 2004, and 2003, respectively (see Note 8).
(c)	Other includes the results from the Fiber-based Products business and the Casting Products business.
(d)	Primarily cash and cash equivalents.
(e)	Revenues are attributed to countries based on selling location.
(f)	Transfers among geographic areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(g)	Includes property, plant, and equipment, net, and other long-term tangible assets.
(h)	In general, export revenues are denominated in U.S. dollars.

12.    Earnings (Loss) per Share

Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands, except per share amounts)	2005	2004	2003
Income from Continuing Operations	$9,865	$5,753	$13,123
Loss from Discontinued Operation	(2,988)	(5,099)	(1,306)

Net Income	$6,877	$654	$11,817

Basic Weighted Average Shares	13,829	14,071	13,659
Effect of Stock Options	275	327	300

Diluted Weighted Average Shares	14,104	14,398	13,959

Basic Earnings (Loss) per Share:
Continuing Operations	$.71	$.41	$.96
Discontinued Operation	(.21)	(.36)	(.09)

Net Income per Basic Share	$.50	$.05	$.87

Diluted Earnings (Loss) per Share:
Continuing Operations	$.70	$.40	$.94
Discontinued Operation	(.21)	(.35)	(.09)

Net Income per Diluted Share	$.49	$.05	$.85

Options to purchase 235,800 shares, 231,200 shares, and 329,500 shares of common stock were not included in the computation of diluted earnings per share for 2005, 2004, and 2003, respectively, because the options’ exercise prices were greater than the average market price for the common stock, and the effect would have been antidilutive.

13.    Comprehensive Income

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying consolidated balance sheet, including foreign currency translation adjustments, and deferred gains and losses on the swap agreement and forward foreign currency contracts.

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

13.    Comprehensive Income  (continued)

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2005	2004	2003
Cumulative Translation Adjustment	$(1,801)	$2,763	$(2,563)
Deferred Gain on Hedging Instruments	311	137	24

	$(1,490)	$2,900	$(2,539)

14.    Unaudited Quarterly Information

2005 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$50,744	$65,086	$64,799	$63,084

Gross Profit	18,762	24,701	26,242	24,264

Income from Continuing Operations	3,087	3,147	2,634	997
(Loss) Income from Discontinued Operation	(363)	207	(2,252)	(580)

Net Income	$2,724	$3,354	$382	$417

Basic Earnings (Loss) per Share:
Continuing Operations	$.22	$.23	$.19	$.07
Discontinued Operation	(.02)	.01	(.16)	(.04)

Net Income per Basic Share	$.20	$.24	$.03	$.03

Diluted Earnings (Loss) per Share:
Continuing Operations	$.22	$.22	$.19	$.07
Discontinued Operation	(.03)	.02	(.16)	(.04)

Net Income per Diluted Share	$.19	$.24	$.03	$.03

2004 (In thousands, except per share amounts) (a)	First	Second	Third	Fourth (b)
Revenues	$47,500	$52,652	$48,883	$45,931

Gross Profit	19,467	20,397	19,162	16,740

Income (Loss) from Continuing Operations	3,334	3,983	3,205	(4,769)
Loss from Discontinued Operation	(606)	(240)	(3,698)	(555)

Net Income (Loss)	$2,728	$3,743	$(493)	$(5,324)

Basic Earnings (Loss) per Share:
Continuing Operations	$.23	$.28	$.23	$(.34)
Discontinued Operation	(.04)	(.02)	(.27)	(.04)

Net Income (Loss) per Basic Share	$.19	$.26	$(.04)	$(.38)

Diluted Earnings (Loss) per Share:
Continuing Operations	$.23	$.27	$.22	$(.34)
Discontinued Operation	(.04)	(.01)	(.25)	(.04)

Net Income (Loss) per Diluted Share	$.19	$.26	$(.03)	$(.38)

(a)	Quarterly results have been restated to reflect the composite building products business as a discontinued operation (see Note 9).
(b)	Includes $9.5 million of pre-tax restructuring costs (see Note 8).

Kadant Inc.	2005 Financial Statements

Notes to Consolidated Financial Statements

15.    Subsequent Event

On January 21, 2006, the Company, on behalf of its wholly foreign owned enterprise formed in China (the Kadant WFOE), entered into an Asset Purchase Agreement (the Purchase Agreement) with Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) to acquire substantially all the assets of Huayi for approximately $20,000,000, subject to adjustment. Huayi is a supplier of stock-preparation equipment in China, with unaudited revenues of approximately $15,000,000 in 2005. Pursuant to the Purchase Agreement, at the closing 20% of the purchase price, or approximately $4,000,000, will be issued in escrow in the form of a standby letter of credit to secure certain post-closing and indemnification obligations of the sellers. The letter of credit may be drawn upon by the sellers over the next 18 months as certain obligations are satisfied.

The closing of the acquisition contemplated by the Purchase Agreement is subject to customary closing conditions, including regulatory approvals and the approval of Huayi’s board of directors and shareholders, as well as the Company’s board of directors. The closing is expected to occur in the second quarter of 2006. The Company expects to finance the acquisition through a combination of cash and borrowings, in China or under its existing $25,000,000 revolver, which is part of the Company’s credit facility entered into in May 2005 with a consortium of banks with JPMorganChase Bank as administrative agent.

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense (Reversed to Income)	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2005	$1,678	$185	$29	$(479)	$808	$2,221
Year Ended January 1, 2005	$1,650	$656	$43	$(627)	$(44)	$1,678
Year Ended January 3, 2004	$2,634	$(342)	$21	$(865)	$202	$1,650

Description	Balance at Beginning of Year	Provision Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (b)
Year Ended December 31, 2005	$10,026	$246	$(4,352)	$(1,139)	$4,781
Year Ended January 1, 2005	$200	$9,515	$(223)	$534	$10,026
Year Ended January 3, 2004	$28	$626	$(504)	$50	$200

(a)	Includes $912 of allowance for doubtful accounts acquired in 2005 from Kadant Johnson and the effect of foreign currency translation.
(b)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.