Form 10-Q
period 2006-04-01
KADANT INC
filed 2006-05-11
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 1, 2006
       or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ________ to _________

                         Commission file number 1-11406

                                   KADANT INC.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                              52-1762325
(State or Other                                                 (I.R.S. Employer
Jurisdiction of Incorporation                                Identification No.)
or Organization)

One Acton Place, Suite 202
Acton, Massachusetts                                                       01720
(Address of Principal Executive Offices)                              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (978) 776-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at May 4, 2006
        ----------------------------            --------------------------
        Common Stock, $.01 par value                    13,600,665

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                  April 1,        December 31,
(In thousands)                                                                        2006                2005
--------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                      $   41,280          $   40,822
 Accounts receivable, less allowances of $2,467 and $2,221                          43,335              41,822
 Unbilled contract costs and fees                                                   13,222              11,603
 Inventories (Note 5)                                                               35,575              35,115
 Other current assets                                                               12,637              11,969
 Assets of discontinued operation (Note 13)                                         13,201              14,030
                                                                                ----------          ----------
Total Current Assets                                                               159,250             155,361
                                                                                ----------          ----------

Property, Plant, and Equipment, at Cost                                             85,752              85,668
 Less: accumulated depreciation and amortization                                    54,306              52,761
                                                                                ----------          ----------
                                                                                    31,446              32,907
                                                                                ----------          ----------

Other Assets                                                                         7,127               6,856
                                                                                ----------          ----------

Intangible Assets                                                                   35,606              36,262
                                                                                ----------          ----------

Goodwill                                                                           125,567             124,425
                                                                                ----------          ----------

Total Assets                                                                    $  358,996          $  355,811
                                                                                ==========          ==========


















The accompanying notes are an integral part of these condensed consolidated financial statements.

<                                       2

>
                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                 April 1,         December 31,
(In thousands, except share amounts)                                                 2006                 2005
--------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations (Note 6)                           $    9,000          $    9,000
 Accounts payable                                                                   29,068              20,229
 Accrued payroll and employee benefits                                              12,080              14,002
 Billings in excess of contract costs and fees                                       4,223               8,032
 Accrued restructuring costs (Note 8)                                                2,032               4,781
 Other current liabilities                                                          18,143              17,272
 Liabilities of discontinued operation (Note 13)                                     6,640               6,599
                                                                                ----------          ----------
Total Current Liabilities                                                           81,186              79,915
                                                                                ----------          ----------

Other Long-Term Liabilities                                                         20,706              20,726
                                                                                ----------          ----------

Long-Term Obligations (Note 6)                                                      44,250              46,500
                                                                                ----------          ----------

Minority Interest                                                                    1,142               1,045
                                                                                ----------          ----------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
   none issued                                                                           -                  -
 Common stock, $.01 par value, 150,000,000 shares authorized;
   14,604,520 shares issued                                                            146                 146
 Capital in excess of par value                                                     96,834              97,297
 Retained earnings                                                                 138,701             136,050
 Treasury stock at cost, 1,003,855 and 1,055,756 shares                            (23,061)            (24,254)
 Deferred compensation                                                                   -                (124)
 Accumulated other comprehensive items (Note 2)                                       (908)             (1,490)
                                                                                ----------          ----------
                                                                                   211,712             207,625
                                                                                ----------          ----------

Total Liabilities and Shareholders' Investment                                  $  358,996          $  355,811
                                                                                ==========          ==========













The accompanying notes are an integral part of these condensed consolidated financial statements.

<                                       3

>
                                   KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                ------------------------------
                                                                                  April 1,            April 2,
(In thousands, except per share amounts)                                              2006                2005
--------------------------------------------------------------------------------------------------------------

Revenues                                                                        $   75,591          $   50,744
                                                                                ----------          ----------

Costs and Operating Expenses:
 Cost of revenues                                                                   46,974              31,982
 Selling, general, and administrative expenses                                      22,121              14,894
 Research and development expenses                                                   1,545               1,048
 Restructuring costs                                                                   138                   -
                                                                                ----------          ----------
                                                                                    70,778              47,924
                                                                                ----------          ----------

Operating Income                                                                     4,813               2,820

Interest Income                                                                        259                 472
Interest Expense                                                                      (794)                 (2)
                                                                                ----------          ----------

Income from Continuing Operations Before Provision for
   Income Taxes and Minority Interest                                                4,278               3,290
Provision for Income Taxes                                                           1,455                 203
Minority Interest Expense                                                               58                   -
                                                                                ----------          ----------

Income from Continuing Operations                                                    2,765               3,087
Loss from Discontinued Operation (net of income tax benefit
   of $77 and $195) (Note 13)                                                         (114)               (363)
                                                                                ----------          ----------

Net Income                                                                      $    2,651          $    2,724
                                                                                ==========          ==========

Basic Earnings (Loss) per Share (Note 3):
   Continuing Operations                                                        $      .20          $      .22
   Discontinued Operation                                                                -                (.02)
                                                                                ----------          ----------
   Net Income                                                                   $      .20          $      .20
                                                                                ==========          ==========

Diluted Earnings (Loss) per Share (Note 3):
   Continuing Operations                                                        $      .20          $      .22
   Discontinued Operation                                                             (.01)               (.03)
                                                                                ----------          ----------
   Net Income                                                                   $      .19          $      .19
                                                                                ==========          ==========

Weighted Average Shares (Note 3):
   Basic                                                                            13,580              13,926
                                                                                ==========          ==========

   Diluted                                                                          13,841              14,211
                                                                                ==========          ==========






The accompanying notes are an integral part of these condensed consolidated financial statements.

>
                                   KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                                    (Revised -
                                                                                                   See Note 1)
                                                                                  April 1,            April 2,
(In thousands)                                                                        2006                2005
--------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                                        $ 2,651             $ 2,724
 Loss from discontinued operation (Note 13)                                            114                 363
                                                                                   -------             -------
 Income from continuing operations                                                   2,765               3,087
 Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                   1,930               1,016
     Provision for losses on accounts receivable                                       314                  79
     Stock-based compensation expense                                                  124                   -
     Minority interest expense                                                          58                   -
     Other, net                                                                        478                 464
     Changes in current accounts:
        Accounts receivable                                                         (1,536)               (741)
        Unbilled contract costs and fees                                            (1,614)             (1,306)
        Inventories                                                                   (286)             (2,098)
        Other current assets                                                        (1,000)               (769)
        Accounts payable                                                             8,730               2,378
        Other current liabilities                                                   (8,281)             (1,662)
                                                                                   -------             -------
          Net cash provided by continuing operations                                 1,682                 448
          Net cash provided by (used in) discontinued operation                         65              (1,263)
                                                                                   -------             -------
          Net cash provided by (used in) operating activities                        1,747                (815)
                                                                                   -------             -------

Investing Activities:
 Purchases of property, plant, and equipment                                          (383)               (166)
 Capitalized acquisition costs                                                        (311)               (280)
 Proceeds from sale of property, plant, and equipment                                   13                   -
 Other, net                                                                            208                  61
                                                                                   -------             -------
          Net cash used in continuing operations                                      (473)               (385)
          Net cash provided by (used in) discontinued operation                        746                 (30)
                                                                                   -------             -------
          Net cash provided by (used in) investing activities                          273                (415)
                                                                                   -------             -------

Financing Activities:
 Repayments of long-term obligations                                                (2,250)                  -
 Net proceeds from issuance of Company common stock                                    546                 207
 Other, net                                                                             57                   -
                                                                                   -------             -------
          Net cash (used in) provided by continuing operations                      (1,647)                207
          Net cash (used in) provided by discontinued operation                          -                   -
                                                                                   -------             -------
          Net cash (used in) provided by financing activities                       (1,647)                207
                                                                                   -------             -------

Exchange Rate Effect on Cash                                                           140                (398)
                                                                                   -------             -------

Change in Cash from Discontinued Operation                                             (55)               (195)
                                                                                   --------             -------

Increase (Decrease) in Cash and Cash Equivalents                                       458              (1,616)
Cash and Cash Equivalents at Beginning of Period                                    40,822              82,089
                                                                                   -------             -------
Cash and Cash Equivalents at End of Period                                         $41,280             $80,473
                                                                                   =======             =======

               See Note 1 for supplemental cash flow information.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.     General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 1, 2006, and its results of operations and cash flows for the three-month periods ended April 1, 2006 and April 2, 2005. Interim results are not necessarily indicative of results for a full year.

       The condensed consolidated balance sheet presented as of December 31, 2005, has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

       Certain prior-period amounts have been reclassified to conform to the 2006 presentation.

Supplemental Cash Flow Information

                                                                                                           Three Months Ended
                                                                                                       --------------------------
                                                                                                       April 1,          April 2,
(In thousands)                                                                                             2006              2005
---------------------------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities:
     Issuance of Restricted Stock                                                                      $    227          $    137
                                                                                                       ========          ========

      In the first quarter of 2005, the Company separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operation, which in prior periods were reported on a combined basis as a single amount.

2.     Comprehensive Income

       Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains and losses on hedging instruments. The components of comprehensive income are as follows:

                                                                                                           Three Months Ended
                                                                                                       --------------------------
                                                                                                       April 1,          April 2,
(In thousands)                                                                                             2006              2005
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                             $  2,651          $  2,724
Other Comprehensive Items:
   Foreign Currency Translation Adjustments                                                                 428              (665)
   Deferred Gain (Loss) on Hedging Instruments                                                              154              (100)
                                                                                                       --------          --------
                                                                                                            582              (765)
                                                                                                       --------          --------
Comprehensive Income                                                                                   $  3,233          $  1,959
                                                                                                       ========          ========


>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.     Earnings per Share

       Basic and diluted earnings per share are calculated as follows:
                                                                                                           Three Months Ended
                                                                                                       --------------------------
                                                                                                       April 1,          April 2,
(In thousands)                                                                                             2006              2005
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                      $  2,765          $  3,087
Loss from Discontinued Operation                                                                           (114)             (363)
                                                                                                       --------          --------

Net Income                                                                                             $  2,651          $  2,724
                                                                                                       ========          ========

Basic Weighted Average Shares                                                                            13,580            13,926
Effect of Stock Options                                                                                     261               285
                                                                                                       --------          --------
Diluted Weighted Average Shares                                                                          13,841            14,211
                                                                                                       ========          ========

Basic Earnings (Loss) per Share:
   Continuing Operations                                                                               $    .20          $    .22
   Discontinued Operation                                                                                     -              (.02)
                                                                                                       --------          --------
   Net Income                                                                                          $    .20          $    .20
                                                                                                       ========          ========

Diluted Earnings (Loss) per Share:
   Continuing Operations                                                                               $    .20          $    .22
   Discontinued Operation                                                                                  (.01)             (.03)
                                                                                                       --------          --------
   Net Income                                                                                          $    .19          $    .19
                                                                                                       ========          ========

       Options to purchase approximately 241,600 and 227,500 shares of common stock for the first quarters of 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive.

4.     Acquisitions

       On May 11, 2005, the Company acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a privately held supplier of fluid-handling systems and equipment based in Three Rivers, Michigan. The purchase price for the acquisition was $101,458,000 in cash, subject to a further post-closing adjustment, and $4,856,000 of acquisition-related costs. In addition to the cash consideration, the Company issued a letter of credit to the sellers for $4,000,000 related to certain tax assets of Kadant Johnson, the value of which the Company expects to realize. This amount is subject to adjustment based on The Johnson Corporation's final tax returns for 2005. This additional consideration, of which $600,000 is included in other current liabilities and $3,400,000 is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next five years as follows: 15% in May of 2006, 2007, 2008 and 2009, and 40% in May 2010.

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

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Acquisitions (continued)

       The acquisition was accounted for under the purchase method of accounting. The total consideration through April 1, 2006 for Kadant Johnson was $110,314,000 for acquired assets of $158,678,000, including goodwill of $51,515,000 and intangible assets of $34,480,000, and assumed liabilities of $48,364,000. Included in intangible assets is $8,100,000 associated with the acquisition of the Johnson tradename, which has an indefinite life and is not being amortized. The remaining intangible assets are being amortized using the straight-line method over periods ranging from 3 to 20 years with a weighted-average amortization period of 15 years.

       The following condensed consolidated statement of income is presented as if the acquisition of Kadant Johnson had been made at the beginning of the period presented. This information is not necessarily indicative of what the actual condensed combined statement of income of Kadant and Johnson would have been for the period presented, nor does it purport to represent the future combined results of operations of Kadant and Johnson.

                                                                                                      Three Months Ended
(In thousands)                                                                                             April 2, 2005
------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                                     $    70,821
                                                                                                             -----------
Operating Income *                                                                                                 2,689
                                                                                                             -----------
Income from Continuing Operations                                                                                  2,577
Loss from Discontinued Operation                                                                                    (363)
                                                                                                             -----------
Net Income                                                                                                   $     2,214
                                                                                                             ===========
Basic Earnings per Share:
   Income from Continuing Operations                                                                         $       .19
   Net Income                                                                                                $       .16

Diluted Earnings per Share:
   Income from Continuing Operations                                                                         $       .18
   Net Income                                                                                                $       .16

   * Included in operating income was $1.8 million in one-time bonuses and $0.3 million in acquisition-related costs that
Kadant Johnson incurred prior to the acquisition.

       On January 21, 2006, on behalf of its wholly foreign owned enterprise formed in China, the Company entered into an asset purchase agreement with Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) to acquire substantially all of the assets of Huayi, excluding accounts receivable and certain liabilities associated with the business, for approximately $20,000,000, subject to adjustment (Huayi Acquisition). Huayi is a supplier of stock-preparation equipment in China, with unaudited revenues of approximately $15,000,000 in 2005. Pursuant to the asset purchase agreement, at the closing 20% of the purchase price, or approximately $4,000,000, will be issued in escrow in the form of a standby letter of credit to secure certain post-closing and indemnification obligations of the sellers. The letter of credit may be drawn upon by the sellers over the next 18 months as certain obligations are satisfied. The Company expects to finance the acquisition through a combination of cash and borrowings in China or under its existing $35,000,000 revolver, which is part of its credit facility entered into in May 2005 and as subsequently amended. The closing of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to occur in the second quarter of 2006.

>
                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5.     Inventories

       The components of inventories are as follows:

                                                                                                     April 1,        December 31,
(In thousands)                                                                                           2006                2005
---------------------------------------------------------------------------------------------------------------------------------

Raw Materials and Supplies                                                                         $   19,909          $   19,971
Work in Process                                                                                         7,553               5,605
Finished Goods (includes $297 and $328 at customer locations)                                           8,113               9,539
                                                                                                   ----------          ----------
                                                                                                   $   35,575          $   35,115
                                                                                                   ==========          ==========

6.     Long-Term Obligations and Other Financial Instruments

Long-term Obligations
       Long-term obligations are as follows:

(In thousands)                                                                                       April 1,        December 31,
                                                                                                         2006                2005
---------------------------------------------------------------------------------------------------------------------------------

Variable Rate Term Loan, due from 2006 to 2010                                                     $   53,250          $   55,500
Less: Current Maturities                                                                                9,000               9,000
                                                                                                   ----------          ----------
Long-Term Obligations                                                                              $   44,250          $   46,500
                                                                                                   ==========          ==========

       To fund a portion of the purchase price for the acquisition of Kadant Johnson, the Company entered into a term loan and revolving credit facility (Credit Agreement) effective May 9, 2005 in the aggregate principal amount of up to $85,000,000, including a $25,000,000 revolver. Pursuant to an amendment to the Credit Agreement effective May 3, 2006, the revolver was increased from $25,000,000 to $35,000,000. (See Note 14.) On May 11, 2005, the Company borrowed
$60,000,000 under the Credit Agreement, which is repayable in quarterly installments over a five-year period.

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

       In addition, the Credit Agreement contains negative covenants applicable to Kadant and its subsidiaries, including financial covenants requiring Kadant to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to
2.5 in certain circumstances including when the Company makes a material acquisition, and a minimum consolidated fixed charge coverage ratio of 1.5. Pursuant to an amendment to the Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio is increased from 2.5 to 2.75 in the quarter in which the Company completes the Huayi Acquisition, and in the following quarter. In addition to the financial covenants, the Company is also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing Kadant's fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of April 1, 2006, the Company was in compliance with these covenants.

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.     Long-Term Obligations and Other Financial Instruments (continued)

Financial Instruments
       The Company entered into a swap agreement (Swap Agreement), which was effective May 17, 2005, to convert $36,000,000 of the principal balance of the $60,000,000 term loan under the Credit Agreement from a floating rate to a fixed rate of interest. The Swap Agreement has a five-year term with the same quarterly payment dates as the hedged portion of the term loan and reduces proportionately in line with the amortization of the term loan. Under the Swap Agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 4.125%. The net effect on interest expense for the hedged portion of the term loan ($36,000,000) is that the Company will pay a fixed interest rate of up to 5.375% (the sum of the 4.125% fixed rate under the Swap Agreement and the applicable margin of up to 1.25% on the term loan). The guarantee provisions and the default and financial covenants, as well as certain restrictions on the payment of dividends included in the Credit Agreement also apply to the Swap Agreement.

       The Swap Agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of April 1, 2006, the unrealized gain associated with the Swap Agreement was $767,000, which is included in other assets and within accumulated other comprehensive items on a net of tax basis in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the swap is remote based on the creditworthiness of the financial institution issuing it.

       On January 24, 2006, the Company entered into call option contracts to hedge its exposure related to changes in the currency exchange rate between the Chinese Renminbi and the U.S. dollar for a portion of the financial obligations associated with the Huayi Acquisition. These contracts hedge the foreign currency exposure related to a portion of the purchase price from the date of the agreement through the closing date of the transaction, and through the subsequent payment of certain post-closing and indemnification obligations (See
Note 4).

       The option contracts are carried at fair value in other current assets in the accompanying condensed consolidated balance sheet based on quoted market prices. In addition, the Company paid total premiums of approximately $92,000 in the first quarter of 2006 to purchase the option contracts, which are being amortized ratably over the options' exercise periods. For the three-month period ended April 1, 2006, the premium amortization expense of $46,000 and the net unrealized gains of $27,000 are included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

7.     Warranty Obligations

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

                                  KADANT INC.
>
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.     Warranty Obligations (continued)

       The changes in the carrying amount of the Company's product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

                                                                                                          Three Months Ended
                                                                                                     ----------------------------
                                                                                                     April 1,            April 2,
(In thousands)                                                                                           2006                2005
---------------------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                                                                       $  2,836            $  3,582
 Provision charged to income                                                                              233                 853
 Usage                                                                                                   (290)               (674)
 Other, net (a)                                                                                             8                  (6)
                                                                                                     --------            --------
Balance at End of Period                                                                             $  2,787            $  3,755
                                                                                                     ========            ========

(a) Represents the effects of currency translation.

       See Note 13 for warranty information related to the discontinued operation.

8.     Restructuring Costs

2004 Restructuring Plan
       In an effort to improve operating performance at the Papermaking Systems segment's Kadant Lamort subsidiary in France, the Company approved a restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort's competitive position in the European paper industry. The restructuring primarily included the reduction of 97 full-time positions across all functions in France and was implemented in 2005. The Company accrued a restructuring charge, in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits - An Amendment of Financial Accounting Standards Board
(FASB) Statements No. 5 and 43," for severance and other termination costs in connection with the workforce reduction of $9,235,000 in the fourth quarter of 2004 and reduced the estimate by $71,000 in 2005.

2005 Restructuring Plan
       The Company recorded restructuring costs of $317,000 during 2005 associated with the 2005 Restructuring Plan. These restructuring costs included $221,000 for severance and associated costs related to the reduction of 14 full-time positions in the U.S. and $96,000 for equipment relocation costs, both in our Papermaking Systems segment. The restructuring costs of $138,000 in the first quarter of 2006 relate to additional equipment relocation costs associated with the 2005 restructuring plan.

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.     Restructuring Costs (continued)

       A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:
                                                                    Severance
(In thousands)                                                       & Other
-----------------------------------------------------------------------------

2004 Restructuring Plan
 Balance at December 31, 2005                                        $  4,658
      Usage                                                            (2,683)
      Currency translation                                                 53
                                                                     --------
 Balance at April 1, 2006                                            $  2,028
                                                                     ========

2005 Restructuring Plan
 Balance at December 31, 2005                                        $    123
      Provision                                                           138
      Usage                                                              (257)
                                                                     --------
 Balance at April 1, 2006                                            $      4
                                                                     ========


       The estimated restructuring costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of April 1, 2006. Due to the lengthy restructuring process in France and the long notification periods, the related cash payments associated with the Kadant Lamort restructuring, which was initiated at the end of 2004, will extend into the second half of 2006. For the remaining restructuring activities, the Company anticipates that all actions will be completed within a 12-month period from the date of initiation.

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.     Business Segment Information

       The Company has combined its operating entities into one operating segment, Papermaking Systems, and two separate product lines, Fiber-based Products and Casting Products, which are reported in Other. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

                                                                                                          Three Months Ended
                                                                                                    -----------------------------
                                                                                                     April 1,            April 2,
(In thousands)                                                                                           2006                2005
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Pulp and Papermaking Systems                                                                       $  71,073          $   47,571
 Other (a)                                                                                              4,518               3,173
                                                                                                    ---------          ----------
                                                                                                    $  75,591          $   50,744
                                                                                                    =========          ==========

Income from Continuing Operations Before Provision for
Income Taxes and Minority Interest Expense:
    Pulp and Papermaking Systems (b)                                                                $   6,751          $    3,621
    Corporate and Other (a,b,c)                                                                        (1,938)               (801)
                                                                                                   ----------          ----------
    Total Operating Income                                                                              4,813               2,820
    Interest Income (Expense), Net                                                                       (535)                470
                                                                                                    ---------          ----------
                                                                                                    $   4,278          $    3,290
                                                                                                    =========          ==========

Capital Expenditures:
    Pulp and Papermaking Systems                                                                    $     337          $      140
    Corporate and Other (a)                                                                                46                  26
                                                                                                    ---------          ----------
                                                                                                    $     383          $      166
                                                                                                    =========          ==========

(a)    Other includes the results from the Company's Fiber-based Products business and Kadant Johnson's Casting Products business.
(b)    In the first quarter of 2006, the Company changed its reporting of royalty income and associated expenses from Corporate to the Pulp and Papermaking Systems segment. Information in the 2005 period has been reclassified to conform to this presentation.
(c)    Corporate primarily includes general and administrative expenses.

10.    Stock-Based Compensation

       The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Outstanding options granted under these plans prior to 2001 are nonqualified options that are exercisable immediately, but are subject to provisions similar to vesting that restrict transfer and afford the Company the right to repurchase the shares at the exercise price upon certain events. The restrictions and repurchase rights for these options generally lapse over five to ten years and the terms of the options may range from five to twelve years.
Options granted under these plans in 2001 and after are nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Stock-Based Compensation (continued)

equal to the fair market value of the Company's common stock on the date of grant. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company generally issues shares of its common stock held in treasury to satisfy option exercises.

       On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and amends SFAS No. 95 "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees that are ultimately expected to vest and do actually vest, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to recognition of compensation expense in the income statement under SFAS 123R. Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. Under this method, beginning on January 1, 2006, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards. The Company has used the Black-Scholes option-pricing model to determine fair value for all share-based payments. Compensation expense is recognized over the vesting period of the award. Prior-period financial information has not been restated for the adoption of SFAS 123R.

       As of Apri1 1, 2006, the Company had several share-based compensation plans that are described below. The adoption of SFAS 123R on January 1, 2006 had the following impact on the Company's results of operations for the quarter ended April 1, 2006: income from continuing operations was lower by approximately $124,000, net income was lower by approximately $82,000 and basic and diluted earnings per share were lower by approximately $.01. The total share-based compensation cost of $212,000, including compensation expense associated with restricted stock, is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. The total income tax benefit recognized in the income statement for share-based compensation agreements for the first quarter of 2006 was $85,000. The adoption of SFAS 123R also resulted in the inclusion in cash flows from financing activities of $67,000 of total tax benefits realized from stock options exercised during the first quarter of 2006 that would have been reflected in cash flows from operating activities prior to the adoption of SFAS 123R.

       Stock Options - There were no stock options granted in the first quarter of 2006. For the first quarter of 2005, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming no expected dividends, with the following assumptions:

                                                           Three Months Ended
                                                                April 2, 2005
-----------------------------------------------------------------------------

Options Granted                                                       15,000
Weighted-average Exercise Price                                      $ 20.69
Weighted-average Grant Date Fair Value                               $  8.67
Expected Life (in years)                                                   5
Volatility                                                                42%
Risk-Free Interest Rate                                                 3.78%

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Stock-Based Compensation (continued)

       The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Expected stock price volatility was calculated based on a review of our actual historic stock prices commensurate with the expected life of the award. The expected option life was derived based on a review of our historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the option. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

       A summary of the Company's stock option activity for the quarter ended April 1, 2006 is as follows:

                                                                                                   Weighted
                                                                                    Weighted        Average
                                                                                     Average      Remaining           Aggregate
                                                                      Shares        Exercise    Contractual     Intrinsic Value
                                                              (In thousands)           Price           Term      (In thousands)
-------------------------------------------------------------------------------------------------------------------------------

Options Outstanding at December 31, 2005                              1,699          $15.82
Granted                                                                   -               -
Exercised                                                               (42)         $13.71
Forfeited / Expired                                                      (8)         $37.70
                                                                      -----
Options Outstanding at April 1, 2006                                  1,649          $15.76            2.9             $13,363
                                                                      =====
Options Exercisable at April 1, 2006                                  1,497          $15.26            2.6             $12,804
                                                                      =====

       The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the quarters ended April 1, 2006 and April 2, 2005, was $230,000 and $133,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of April 1, 2006, is based on the difference between the closing price of our common stock on April 1, 2006, which was $22.70, and the exercise price of the applicable option. In calculating the aggregate intrinsic value, the Company excluded those options with an exercise price greater than the closing price per share of our common stock as of April 1, 2006.

       The Company received $546,000 from stock option exercises during the quarter ended April 1, 2006. As of April 1, 2006, the Company had approximately $284,000 of unrecognized compensation cost related to stock option awards that it expects to recognize as expense over a weighted average period of 1.3 years.

       Restricted Stock - The Company grants shares to outside directors, which vest immediately, but are restricted from resale for three years from the date of award. The Company recorded the fair value of the restricted stock awards at the date of grant within deferred compensation, prior to the adoption of SFAS 123R, and within additional paid-in-capital upon adoption of SFAS 123R in the accompanying condensed consolidated balance sheet. On April 1, 2006 and April 1, 2005, the Company awarded 10,000 shares and 7,500 shares, respectively, of its restricted common stock with an aggregate value of $227,000 and $137,000, respectively, to its outside directors pursuant to its Amended and Restated Directors' Restricted Stock Plan.

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Stock-Based Compensation (continued)

       For periods prior to the adoption of SFAS 123R, the Company elected to follow the accounting under APB Opinion No. 25 and related interpretations to account for its stock-based compensation plans. For these prior periods, no stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market price of the underlying common stock on the date of grant.

       The following table illustrates the impact on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company's stock-based employee compensation for the first quarter of 2005.

                                                                                                     Three Months Ended
(In thousands, except per share amounts)                                                                  April 2, 2005
-----------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                            $    3,087
Loss from Discontinued Operation                                                                                   (363)
                                                                                                             ----------
Net Income As Reported                                                                                            2,724
 Deduct: Total stock-based employee compensation expense determined
 under the fair-value-based method for all awards, net of tax                                                      (202)
                                                                                                             ----------
 Pro forma net income                                                                                        $    2,522
                                                                                                             ==========

Basic Earnings per Share:
 As reported:
       Income from continuing operations                                                                     $      .22
       Net income                                                                                            $      .20
 Pro forma
       Income from continuing operations                                                                     $      .21
       Net income                                                                                            $      .18

Diluted Earnings per Share:
 As reported:
       Income from continuing operations                                                                     $      .22
       Net income                                                                                            $      .19
 Pro forma:
       Income from continuing operations                                                                     $      .20
       Net income                                                                                            $      .18

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

11.    Employee Benefit Plans

Defined Benefit Pension Plans and Post-Retirement Welfare Benefit Plans

        The Company's Kadant Web Systems subsidiary has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. This same subsidiary has a post-retirement welfare benefit plan (included in the table below in "Other Benefits"). No future retirees are eligible for this post-retirement welfare benefit plan and the plan includes limits on the subsidiary's contributions.

       The Company's Kadant Lamort subsidiary sponsors a defined benefit pension plan, which is included in the table below in "Other Benefits." Benefits under this plan are based on years of service and projected employee compensation.

       The Company's Kadant Johnson subsidiary also offers a post-retirement welfare benefit plan (included in the table below in "Other Benefits") to its U.S. employees upon attainment of eligible retirement age.

       The components of the net periodic benefit cost for the pension benefits and other benefits plans in the first quarters of 2006 and 2005 are as follows:

                                                        Three Months Ended             Three Months Ended
(In thousands)                                             April 1, 2006                  April 2, 2005
----------------------------------------------------------------------------------------------------------
                                                      Pension      Other             Pension      Other
                                                      Benefits     Benefits          Benefits     Benefits
                                                      --------     --------          --------     --------

Components of Net Periodic Benefit Cost:
 Service cost                                         $    195     $     59          $    175      $    34
 Interest cost                                             264           91               253           40
 Expected return on plan assets                           (353)           -              (351)           -
 Recognized net actuarial loss                              17            8                 1            8
 Amortization of prior service cost (income)                12          (14)               12          (12)
                                                      --------     --------          --------      -------
Net periodic benefit cost                             $    135     $    144          $     90      $    70
                                                      ========     ========          ========      =======


The weighted-average assumptions used to determine net periodic benefit cost are as follows:

Discount rate                                             5.75%        5.30%             6.00%        4.70%
Expected long-term return on plan assets                  8.50%           -              8.50%           -
Rate of compensation increase                             4.00%        2.00%             4.00%        2.50%

       No cash contributions are expected for the Kadant Web Systems' noncontributory defined benefit retirement plan. For the remaining pension and post-retirement welfare benefit plans, no cash contributions, other than funding current benefit payments, are expected in 2006.

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

12.    Recent Accounting Pronouncement

Inventory Costs
       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. This statement also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The Company adopted SFAS No. 151 on January 1, 2006, and the adoption did not have a material effect on the Company's condensed consolidated financial statements.

13.    Discontinued Operation

       On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all of its assets to LDI Composites Co. (the Buyer). As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Kadant Composites LLC deposited $3,500,000 of the sale proceeds into a special escrow fund to satisfy these warranty claims. This fund will be administered by the Buyer for five years or until the funds are exhausted, after which time Kadant Composites LLC will administer any remaining covered warranty claims. Based on the claims paid by the Buyer through April 1, 2006, which the Buyer is seeking reimbursement for from the special escrow fund, the special escrow fund would be reduced from $3,500,000 to approximately $826,000. The Company anticipates that the special escrow fund will be utilized and Kadant Composites LLC will assume claims processing in the second quarter of 2006.

       Operating results for the discontinued operation are as follows:
                                                                                                        Three Months Ended
                                                                                                    -------------------------
                                                                                                    April 1,         April 2,
(In thousands)                                                                                          2006             2005
-----------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            $      -         $  5,236
                                                                                                    --------         --------

Operating Loss                                                                                          (292)            (558)
Interest Income                                                                                          101                -
                                                                                                    --------         --------

Loss Before Income Tax Benefit (including $130 loss on disposal in 2006)                                (191)            (558)
Benefit for Income Taxes                                                                                  77              195
                                                                                                    --------         --------

Loss From Discontinued Operation                                                                    $   (114)        $   (363)
                                                                                                    ========         ========

       In the first quarter of 2006, Kadant Composites LLC received $786,000 from the Buyer for the settlement of post-closing adjustments resulting in a $130,000 loss on disposal.

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

13.    Discontinued Operation (continued)

       The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

                                                                                                    April 1,     December 31,
(In thousands)                                                                                          2006             2005
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                           $  5,798         $  5,743
Restricted cash                                                                                        4,185            4,145
Other accounts receivable                                                                                629            1,545
Current deferred tax asset                                                                             2,110            2,110
Other assets                                                                                             479              487
                                                                                                    --------         --------
Total Assets                                                                                          13,201           14,030
                                                                                                    --------         --------

Accrued warranty costs                                                                                 3,789            5,276
Other current liabilities                                                                              2,851            1,323
                                                                                                    --------         --------
Total Liabilities                                                                                      6,640            6,599
                                                                                                    --------         --------

Net Assets                                                                                          $  6,561         $  7,431
                                                                                                    ========         ========

       The restricted cash of $4,185,000 as of April 1, 2006 represents the portion of the sale proceeds placed in escrow and associated interest. Other accounts receivable of $629,000 represents the portion of the sales price held by the Buyer for one year to satisfy certain indemnification obligations. Included in other current liabilities is $2,674,000, which represents warranty claims owed to the Buyer from the special escrow fund as reimbursement for claims paid on Kadant Composites LLC's behalf through April 1, 2006.

       All future activity associated with the warranty reserve will continue to be classified in the results of the discontinued operation in the Company's consolidated financial statements. As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Kadant Composites LLC offered a standard limited warranty to the original owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

       Prior to the sale of the composites business, Kadant Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. Kadant Composites LLC's analysis of expected warranty claims rates includes detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, include inherent uncertainties that are subject to fluctuation, which could impact Kadant Composites LLC's future warranty provisions. Due to the highly subjective nature of these assumptions, Kadant Composites LLC has recorded its best estimate of the cost of expected warranty claims. It is reasonably possible that the ultimate settlement of such claims may exceed the amount recorded.

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

13.    Discontinued Operation (continued)

       A summary of the changes in accrued warranty costs in the first quarters of 2006 and 2005 is as follows:

                                                                                                        Three Months Ended
                                                                                                    -------------------------
                                                                                                    April 1,         April 2,
(In thousands)                                                                                          2006             2005
-----------------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                                                                      $  5,276         $  4,327
   Provision                                                                                               -              406
   Usage                                                                                              (1,487)            (663)
                                                                                                    --------         --------
Balance at End of Period                                                                            $  3,789         $  4,070
                                                                                                    ========         ========

14.    Subsequent Events

Third Amendment to the Credit Agreement
       On April 3, 2006, the Company entered into a third amendment to the Credit Agreement to increase the total borrowing capacity under the revolving line of credit from $25,000,000 to $35,000,000, increase the letter of credit and multi-currency borrowing sublimit to the full amount of the facility ($35,000,000), and add an additional lending participant to the Credit Agreement (Bank of China, New York branch). The amount the Company is able to borrow under the revolving line of credit is the total borrowing capacity less any outstanding letters of credit and multi-currency borrowings issued under the Credit Agreement.

Promissory Note and Other Financing Arrangements
       On May 4, 2006, the Company borrowed $10,000,000 under a promissory note
(Loan) from Citizens Bank of Massachusetts (Lender). The Loan is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the Loan accrues and is payable quarterly in arrears at one of the following rates selected by Kadant (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. The loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements).

       The obligations of the Company under the Loan may be accelerated upon the occurrence of an event of default under the Loan and the Mortgage and Security Agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, liens on the properties or collateral, and uninsured judgments. In addition, the occurrence of an event of default under the Credit Agreement or any successor credit facility would be an event of default under the Loan.

       On May 5, 2006, the Company used $7,750,000 of the proceeds from the Loan to prepay a portion of its existing variable-rate debt under the Credit Agreement.

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

14.    Subsequent Events (continued)

       To hedge the exposure to movements in the variable interest rate on the Loan, on May 3, 2006, the Company entered into a swap agreement with the Lender effective May 5, 2006 which converts the Loan from a floating rate to a fixed rate of interest. The swap agreement has a ten-year term, the same quarterly payment dates as the Loan, and reduces in line with the amortization of the loan. The Swap Agreement automatically terminates in the event there are no outstanding borrowings under the Credit Agreement (or successor credit facility), the Loan, or any other borrowing in which Citizens Bank of Massachusetts is a lender. Under the swap agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the $10,000,000 loan is that the Company will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under the swap agreement and the applicable margin of 1% on the loan). The guarantee and default provisions of the Credit Agreement (and any successor Credit Facility) and the Loan, including those contained in the Mortgage and Security Agreement, also apply to the Swap Agreement.

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

       Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in
Part II, Item 1A of this Report.

Overview

Company Background

       We are a leading supplier of equipment used in the global papermaking and paper recycling industry and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations consist of one operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines, Fiber-based Products and Casting Products. We aggregate into the Papermaking Systems segment our businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

       We were incorporated in Delaware in November 1991. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol "KAI."

                                   KADANT INC.

Pulp and Papermaking Systems Segment

       Our Papermaking Systems segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, water-management systems, and fluid-handling systems and equipment for the paper and paper recycling industries. Our principal products include:

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

Discontinued Operation
      On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all the assets comprising the composites business, to LDI Composites Co. (the Buyer). As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Kadant Composites LLC deposited $3.5 million of the sale proceeds into a special escrow fund to satisfy these warranty claims. This fund will be administered by the Buyer for five years or until the funds are exhausted, after which time Kadant Composites LLC will administer any remaining covered warranty claims. Based on the claims paid by the Buyer through April 1, 2006, the special escrow fund would be reduced from $3.5 million to approximately $0.8 million. Based on the claims activity and payments processed after April 1, 2006, we anticipate that the special escrow fund will be utilized and Kadant Composites LLC will assume claims processing in the second quarter of 2006. As of April 1, 2006, the accrued warranty reserve associated with the composites business was $3.8 million. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in our consolidated financial statements.

                                   KADANT INC.

International Sales

       During the first quarters of 2006 and 2005 approximately 57% of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

       Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission. There have been no material changes to these critical accounting policies since fiscal year-end 2005 that warrant further disclosure, except for the adoption of SFAS 123R as noted below.

       Our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" (SFAS 123R) in the first quarter of 2006 requires that we recognize stock-based compensation expense associated with stock options in the statement of income, rather than disclose it in a pro forma footnote to our consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We did not grant any stock options in the first quarter of 2006. For options granted prior to January 1, 2006, we calculated the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

       Expected volatility - We derived the estimated stock price volatility based on a review of our actual historic stock prices commensurate with the expected life of the award.

       Expected option life - Our estimate of an expected option life was derived based on a review of our historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. We believe that this historical data is currently the best estimate of the expected term of a new option.

       Risk-free interest rate - We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption as the risk-free interest rate.

                                   KADANT INC.

       The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. Similar to the analysis for the expected option life, we reviewed historical forfeiture data and have applied an annual forfeiture rate of 2.5% to all unvested options as of December 31, 2005. We will reevaluate this analysis quarterly and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. The paper industry had been in a prolonged downcycle for the past several years. While the performance of paper producers, especially in North America, has been gradually improving over the past year, the industry is continuing to experience sluggish demand. The profitability of paper producers is still being negatively affected by higher operating costs, especially higher energy costs. We believe paper companies remain cautious about increasing their capital and operating spending in the current market environment. We expect, however, if the market recovers, paper companies will increase their capital and operating spending, which would have a positive effect on paper company suppliers, such as Kadant, although the timing of such effect is difficult to predict. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) integrating Kadant Johnson, (ii) penetrating new markets outside the paper industry, (iii) completing our acquisition of a stock-preparation manufacturing company in China, and (iv) increasing aftermarket sales. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       On May 11, 2005, we acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boards, metals, plastics, rubber, textiles, and food. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees. The purchase price for the acquisition was approximately $101.5 million in cash, subject to a post-closing adjustment, and $4.9 million of acquisition-related costs. In addition to the consideration paid at closing, we issued a letter of credit to the sellers for $4.0 million related to certain tax assets of Kadant Johnson, the value of which we expect to realize. This amount is subject to adjustment based on The Johnson Corporation's final tax return for 2005, and is due over the next five years as follows: 15% per year in 2006, 2007, 2008 and 2009, and 40% in 2010. The parties also agreed to an earn-out provision, based on the achievement of certain revenue targets between the closing date of May 11, 2005 and July 1, 2006, which could increase the purchase price by up to $8.0 million. This contingent consideration will be accounted for as an increase in goodwill, if and when the revenue targets are achieved. Based on our current forecasts, we do not believe that a significant payout under the earn-out provision is likely.

       We continue to pursue market opportunities outside North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we plan to acquire a manufacturing and assembly facility in China for this equipment and related products, as well as for certain of our accessories and water-management products in the future. Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China's banking system. These delays can cause delays in receiving orders and, as a result, could delay our recognizing revenue on these projects to periods later than originally anticipated. We plan to use our new facility in China as a base for increasing our aftermarket business, which we believe will be more predictable.

                                   KADANT INC.

       On January 21, 2006, on behalf of our wholly foreign owned enterprise formed in China, we entered into an asset purchase agreement with Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) to acquire substantially all of the assets of Huayi, excluding accounts receivable and certain liabilities of the business, for approximately $20 million, subject to adjustment (Huayi Acquisition). Huayi is a supplier of stock-preparation equipment in China with unaudited revenues of approximately $15.0 million in 2005. We expect to finance the acquisition through a combination of cash and borrowings, in China or under our existing $35 million revolver, which is part of our credit facility entered into in May 2005 and as subsequently amended. The closing of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to occur in the second quarter of 2006.

       Our 2006 guidance reflects expected revenues and earnings per share from continuing operations, which excludes the results from our discontinued operation. For the second quarter of 2006, we expect to earn between $.34 and $.36 per diluted share, on revenues of $85 to $87 million. For the full year, we expect to earn between $1.18 and $1.25 per diluted share, an increase of $.03 at the low end of the range, on slightly higher revenues of $300 to $310 million, revised from our previous estimate of $290 to $300 million.

Results of Operations

First Quarter 2006 Compared With First Quarter 2005
---------------------------------------------------

       The following table sets forth, for the first fiscal quarters of 2006 and 2005, our unaudited condensed consolidated statement of income expressed as a percentage of total revenues. The results of operations for the fiscal quarter ended April 1, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                     Three Months Ended
                                                                                               ------------------------------
                                                                                               April 1,              April 2,
                                                                                                   2006                  2005
-----------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                            100%                  100%
                                                                                               --------              --------

Costs and Operating Expenses:
 Cost of revenues                                                                                    62                    63
 Selling, general, and administrative expenses                                                       29                    29
 Research and development expenses                                                                    2                     2
 Restructuring costs                                                                                  1                     -
                                                                                               --------              --------
                                                                                                     94                    94
                                                                                               --------              --------

Operating Income                                                                                      6                     6

Interest Income                                                                                       1                     1
Interest Expense                                                                                     (1)                    -
                                                                                               --------              --------

Income from Continuing Operations Before Provision for
 Income Taxes                                                                                         6                     7
Provision for Income Taxes                                                                           (2)                   (1)
                                                                                               --------              --------

Income from Continuing Operations                                                                     4                     6
Loss from Discontinued Operation                                                                      -                    (1)
                                                                                               --------              --------
Net Income                                                                                            4%                    5%
                                                                                               ========              ========


                                   KADANT INC.

Revenues

       Revenues increased to $75.6 million in the first quarter of 2006 from $50.7 million in the first quarter of 2005, an increase of $24.9 million, or 49%. Revenues in 2006 include a $19.9 million, or 39%, increase from Kadant Johnson, and the unfavorable effects of currency translation of $1.4 million, or 3%, due to a stronger U.S. dollar relative to some of the functional currencies in countries in which we operate.

       Revenues for the first quarters of 2006 and 2005 from our Papermaking Systems segment and our other businesses are as follows:
                                                          Three Months Ended
                                                      --------------------------
                                                      April 1,          April 2,
(In thousands)                                            2006              2005
--------------------------------------------------------------------------------

Revenues:
 Pulp and Papermaking Systems                         $ 71,073          $ 47,571
 Other                                                   4,518             3,173
                                                      --------          --------
                                                      $ 75,591          $ 50,744
                                                      ========          ========

       Pulp and Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $71.1 million in the first quarter of 2006 from $47.6 million in the first quarter of 2005, an increase of $23.5 million, or 49%. The increase in revenues in 2006 includes $19.0 million, or 40%, from Kadant Johnson, which comprises our fluid-handling product line, slightly offset by a $1.4 million, or 3%, decrease from the unfavorable effect of currency translation.

       The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first quarter of 2006 and 2005, and the changes in revenues by product line between the first quarter of 2006 and 2005 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company's performance, especially when comparing such results to prior periods.

                                                                                                                          Increase
                                                                                                                        (Decrease)
                                                                     Three Months Ended                                  Excluding
                                                              -----------------------------                              Effect of
                                                               April 1,            April 2,          Increase             Currency
(In millions)                                                      2006                2005          (Decrease)         Translation
-----------------------------------------------------------------------------------------------------------------------------------

Product Line:
 Stock-Preparation Equipment                                  $    30.8            $   24.5          $    6.3          $       7.3
 Accessories                                                       14.1                15.3              (1.2)                (0.8)
 Fluid-Handling                                                    19.0                   -              19.0                 19.0
 Water-Management                                                   6.5                 7.4              (0.9)                (0.9)
 Other                                                              0.7                 0.4               0.3                  0.3
                                                              ---------            --------          --------          -----------
                                                              $    71.1            $   47.6          $   23.5          $      24.9
                                                              =========            ========          ========          ===========


                                   KADANT INC.

       Revenues from the segment's stock-preparation equipment product line increased $6.3 million, or 26%, in the first quarter of 2006 compared to the first quarter of 2005, including a $1.0 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $7.3 million, or 30%, due to a $3.9 million, or 43%, increase in sales in our North American-based business and a $3.4 million, or 59%, increase in sales in China.

       Revenues from the segment's accessories product line decreased $1.2 million, or 8%, in the first quarter of 2006 compared to the first quarter of 2005, including a $0.4 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's accessories product line decreased $0.8 million, or 5%, primarily due to a decrease in sales in North America and Europe.

       Revenues from the fluid-handling product line were $19.0 million in the first quarter of 2006.

       Revenues from the segment's water-management product line decreased $0.9 million, or 12%, in the first quarter of 2006 compared to the first quarter of 2005 due primarily to a decrease in capital sales in Europe.

       Other. Revenues from the Fiber-based Products business increased $0.4 million, or 13%, to $3.6 million in the first quarter of 2006 from $3.2 million in the first quarter of 2005. Revenues from our Casting Products business were $0.9 million in the first quarter of 2006.

Gross Profit Margin

       Gross profit margin was 38% in the first quarter of 2006 compared to 37% in the first quarter of 2005.

       Gross profit margins for the first quarters of 2006 and 2005 are as follows:

                                                           Three Months Ended
                                                     ---------------------------
                                                     April 1,           April 2,
                                                         2006               2005
--------------------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Systems                           38%                37%
 Other                                                  29                 43
                                                        --                 --
                                                        38%                37%


       The gross profit margin at the Papermaking Systems segment increased to 38% in the first quarter of 2006 from 37% in the first quarter of 2005. The inclusion of the fluid-handling product line contributed to a 5% increase in gross profit margins in 2006, which was largely offset by a 2% decrease associated with lower margins on spares and capital products and a 1% decrease due to an unfavorable product mix toward capital products. The gross profit margin in Other decreased to 29% in the first quarter of 2006 from 43% in the first quarter of 2005 due to the inclusion of the relatively low-margin Casting Products business and lower margins in our Fiber-based granular product line. The gross profit margin in our Fiber-based granular product line has been negatively affected by an increase in the cost of natural gas used in the production of our fiber-based granules. We expect the gross profit margin in the Fiber-based granular product line to continue to be negatively affected by the higher costs of natural gas used in the manufacturing process.

                                   KADANT INC.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues were 29% in the first quarters of 2006 and 2005. Selling, general, and administrative expenses increased to $22.1 million in the first quarter of 2006 from $14.9 million in the first quarter of 2005, an increase of $7.2 million, or 49%. This increase included a $4.6 million, or 74%, increase in general and administrative expenses and a $2.6 million, or 30%, increase in selling expenses. The increase in general and administrative expenses was due primarily to the inclusion of $3.7 million of expenses from Kadant Johnson and a $0.9 million increase in corporate expenses. The increase in selling expenses was due primarily to $3.6 million from Kadant Johnson, offset in part by a $0.5 million decrease at Kadant Lamort primarily as a result of savings from the restructuring efforts.

       Research and development expenses increased $0.5 million to $1.5 million in the first quarter of 2006 compared to $1.0 million in the first quarter of 2005 and represented 2% of revenues in both periods. The $0.5 million increase related primarily to the inclusion of research and development expenses from Kadant Johnson.

       On January 1, 2006, we adopted SFAS 123R using the modified prospective method. We calculate compensation cost on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. In the first quarter of 2006, we recognized $0.1 million, or $.01 per diluted share, associated with stock-based compensation expense as a result of the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25's (APB
25), "Accounting for Stock Issued to Employees", intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123R.

       As of April 1, 2006, the total compensation cost related to unvested stock option awards not yet recognized in the condensed consolidated statement of income was approximately $0.3 million, which will be recognized over a weighted average period of 1.3 years.

Interest Income

       Interest income decreased to $0.3 million in the first quarter of 2006 compared to $0.5 million in the first quarter of 2005 due primarily to the decrease in average cash balances resulting from the May 2005 acquisition of Kadant Johnson.

Interest Expense

       Interest expense increased to $0.8 million in the first quarter of 2006 from $2 thousand in the first quarter of 2005 primarily due to interest expense associated with the borrowings entered into in May 2005 to fund the Kadant Johnson acquisition.

Provision for Income Taxes

       Our effective tax rate was 34% and 6% in the first quarters of 2006 and 2005, respectively. The 6% effective tax rate in the first quarter of 2005 consisted of our 33% recurring tax rate, largely offset by a 27% non-recurring tax benefit associated with a reimbursement of $0.9 million received from our former parent company pursuant to our tax matters agreement for tax years in which we were included in their consolidated tax return.

                                   KADANT INC.

Income from Continuing Operations

       Income from continuing operations (after-tax) decreased to $2.8 million in the first quarter of 2006 from $3.1 million in the first quarter of 2005, a decrease of $0.3 million, or 10%. The $2.0 million increase in pre-tax operating income was entirely offset by a $0.2 million decrease in interest income, a $0.8 million increase in interest expense and a $1.3 million increase in income taxes. The increase in income taxes in the first quarter of 2006 compared to the first quarter of 2005 was due primarily to a $0.9 million tax benefit in the 2005 period associated with a reimbursement received from our former parent company pursuant to our tax matters agreement for tax years in which we were included in their consolidated tax return.

Loss from Discontinued Operation

       Loss from discontinued operation decreased to $0.1 million in the first quarter of 2006 from $0.4 million in the first quarter of 2005, due primarily to a decrease in operating losses as a result of the sale of the composites business by Kadant Composites LLC.

Liquidity and Capital Resources

       Consolidated working capital, including the discontinued operation, was $78.1 million at April 1, 2006, compared with $75.4 million at December 31, 2005. Included in working capital are cash and cash equivalents of $41.3 million at April 1, 2006, compared with $40.8 million at December 31, 2005. At April 1, 2006, $22.8 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2006

       Our operating activities provided cash of $1.7 million in the first quarter of 2006 related primarily to our continuing operations. The cash provided by operating activities in the first quarter of 2006 was primarily the result of $2.8 million of income from continuing operations, an increase in accounts payable of $8.7 million, and a non-cash charge of $1.9 million for depreciation and amortization expense. These sources of cash in the first quarter of 2006 were offset in part by a decrease in other current liabilities of $8.3 million, an increase in unbilled costs and fees of $1.6 million, and an increase in accounts receivable of $1.5 million. The decrease in other current liabilities of $8.3 million was primarily related to a decrease of $3.8 million in billings in excess of contract costs and fees due to the timing of contracts recognized under the percentage-of-completion method, a decrease of $2.7 million in accrued restructuring costs due to payments made in the first quarter of 2006, and a decrease of $1.9 million in accrued payroll and employee benefits primarily due to incentive payments made in the first quarter of 2006.

       Our investing activities provided cash of $0.3 million in the first quarter of 2006, including $0.5 million used by continuing operations and $0.8 million provided by the discontinued operation. We used $0.4 million in our continuing operations to purchase property, plant, and equipment and we incurred $0.3 million in acquisition-related costs. The cash provided by the discontinued operation of $0.8 million relates primarily to the cash proceeds received in the first quarter of 2006 from the Buyer of the assets of Kadant Composites LLC for post-closing adjustments.

       Our financing activities used cash of $1.6 million in the first quarter of 2006 related entirely to our continuing operations. The use of cash in the first quarter of 2006 relates primarily to the principal payment made on our term loan of $2.3 million, offset in part by $0.5 million of proceeds we received from the issuance of common stock in connection with the exercise of employee stock options.

                                   KADANT INC.

First Quarter 2005

       Our operating activities used cash of $0.8 million during the first quarter of 2005, including $0.4 million provided by our continuing operations and $1.2 million used by the discontinued operation. The cash provided by our continuing operations was primarily due to income from continuing operations of $3.1 million and a non-cash charge for depreciation and amortization expense of $1.0 million. In addition, in the first quarter of 2005, an increase in accounts payable provided cash of $2.4 million. This increase in accounts payable was primarily associated with the purchase of inventory for new orders at the Papermaking Systems segment. Cash of $2.1 million was used to purchase inventory, and a decrease in other current liabilities used cash of $1.7 million, primarily due to a decrease in accrued payroll and employee benefits as a result of employee incentive payments made in the first quarter of 2005. In addition, an increase in unbilled contract costs and fees used cash of $1.3 million in the first quarter of 2005 and an increase in accounts receivable resulted in a use of cash of $0.7 million, primarily at the Papermaking Systems segment, due to the timing of payments. The cash used in the discontinued operation related primarily to the loss from the discontinued operation in the first quarter of 2005 of $0.4 million, an increase in accounts receivable of $0.5 million, and a decrease in accounts payable of $0.4 million.

       Our investing activities used cash of $0.4 million in the first quarter of 2005, related primarily to our continuing operations. During the first quarter of 2005, we purchased $0.2 million of property, plant, and equipment and incurred $0.3 million of deferred acquisition costs associated with the Kadant Johnson acquisition.

       Our financing activities provided cash of $0.2 million in the first quarter of 2005, related entirely to our continuing operations. During the first quarter of 2005, we received proceeds of $0.2 million from the issuance of common stock in connection with the exercise of employee stock options.

Additional Liquidity and Capital Resources

       We completed our acquisition of Kadant Johnson on May 11, 2005 for approximately $101.5 million in cash, subject to a post-closing adjustment, and $4.9 million of acquisition-related costs. In addition to the cash consideration, we issued a letter of credit to the sellers for $4.0 million, subject to adjustment, related to certain tax assets of Kadant Johnson, the value of which we expect to realize. The parties also agreed to an earn-out provision, based on the achievement of certain revenue targets between the closing date (May 11, 2005) and July 1, 2006, which could increase the purchase price by up to $8.0 million. Based on our current forecasts, we do not believe that a significant payout under the earn-out provision is likely.

       To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (Credit Agreement) effective as of May 9, 2005, and as subsequently amended, in the aggregate principal amount of up to $95 million, including a $35 million revolver. The Credit Agreement includes a $60 million term loan, which is repayable in quarterly installments over a five-year period. The current remaining aggregate principal amount to be repaid each year is as follows: $9 million, $10.5 million, $13.5 million, $15 million, and $7.5 million in 2006, 2007, 2008, 2009, and 2010, respectively. Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate plus an applicable margin of between 0% and 0.25% or (b) a eurocurrency rate plus an applicable margin between 0.625% and 1.25%. The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, as defined in the Credit Agreement.

       On April 3, 2006, we entered into a third amendment to the Credit Agreement to increase the total borrowing capacity under the revolving line of credit from $25 million to $35 million, increase the letter of credit and multi-currency borrowing sublimit to the full amount of the facility ($35 million), and add an additional lending participant to the Credit Agreement (Bank of China, New York branch). The amount we are able to borrow under the revolving line of credit is the total borrowing capacity less any outstanding letters of credit and multi-currency borrowings issued under the Credit Agreement.
<

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

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

       In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances including when we make a material acquisition, and a minimum consolidated fixed charge coverage ratio of 1.5. Pursuant to an amendment to the Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio is increased from 2.5 to 2.75 in the quarter in which we complete the Huayi Acquisition and in the following quarter. In addition to the financial covenants, we are also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of April 1, 2006, we were in compliance with these covenants.

       The loans under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by a pledge of 65% of the stock of our first-tier foreign subsidiaries and our subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

       On May 4, 2006, we borrowed $10 million under a promissory note (Loan) from Citizens Bank of Massachusetts (Lender). The Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. Interest on the Loan accrues and is payable quarterly in arrears at one of the following rates selected by us
(a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. The Loan is guaranteed and secured by real estate and related personal property of Kadant and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements).

       The obligations of Kadant under the Loan may be accelerated upon the occurrence of an event of default under the Loan and the Mortgage and Security Agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the Credit Agreement or any successor credit facility would be an event of default under the Loan.

       On May 5, 2006, we used $7.8 million of the proceeds from the Loan to prepay a portion of our existing variable-rate debt under the Credit Agreement.

>
                                   KADANT INC.

Liquidity and Capital Resources (continued)

       To hedge the exposure to movements in the variable interest rate on the Loan, on May 3, 2006, we entered into a swap agreement with Citizens Bank of Massachusetts effective May 5, 2006 which converts the Loan from a floating rate to a fixed rate of interest. The swap agreement has a ten-year term, the same quarterly payment dates as the Loan, and reduces in line with the amortization of the Loan. The swap agreement automatically terminates in the event there are no outstanding borrowings under the Credit Agreement (or successor credit facility), the Loan, or any other borrowing under which Citizens Bank of Massachusetts is a lender. Under the swap agreement, we will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the Loan is that we will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under the swap agreement and the applicable margin of 1% on the loan). The guarantee and default provisions of the Credit Agreement (and any successor credit facility) and the Loan, including those contained in the Mortgage and Security Agreement, also apply to the swap agreement.

       On May 6, 2005, our board of directors authorized the repurchase of up to $15.0 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006. As of April 1, 2006, we had repurchased 376,700 shares of our common stock for $7.1 million under this authorization. On May 3, 2006, our board of directors authorized the repurchase of up to $15.0 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2006 through May 18, 2007.

       It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through April 1, 2006, we have not provided U.S. income taxes on approximately $56.6 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.4 million.

       On October 21, 2005, Kadant Composites LLC sold its composites business, presented as a discontinued operation in the accompanying condensed consolidated financial statements. As part of the transaction, Kadant Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. At April 1, 2006, the warranty reserve for the composites business was $3.8 million. Our liquidity and consolidated results will continue to be impacted by future cash payments for warranty claims and any adjustments to this warranty obligation. Adjustments to our results for these items will continue to be classified within the results for the discontinued operation in our consolidated financial statements.

       On January 21, 2006, on behalf of our wholly foreign owned enterprise formed in China, we entered into an asset purchase agreement with Huayi to acquire substantially all of the assets of Huayi, excluding accounts receivable and certain liabilities of the business, for approximately $20 million, subject to adjustment. Huayi is a supplier of stock-preparation equipment in China with unaudited revenues of approximately $15 million in 2005. We expect to finance the acquisition through a combination of cash and borrowings in China or under our existing $35 million revolver, which is part of our Credit Agreement entered into in May 2005, and as subsequently amended, with a consortium of banks with JPMorganChase Bank as administrative agent. The closing of the acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to occur in the second quarter of 2006.

       Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $3.7 million during the remainder of 2006 for property, plant, and equipment.

       In the future, our liquidity position will be primarily affected by the level of cash flows from operations and the amount of cash expended on debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our Credit Agreement and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.
<

>
                                   KADANT INC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2005.

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

       Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2006. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 1, 2006, our Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.


(b)    Changes in Internal Control Over Financial Reporting

       No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

>
                                   KADANT INC.

PART II - OTHER INFORMATION

Item 1A - Risk Factors
----------------------

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

       During the first quarter of 2006 approximately $10.8 million, or 14%, of our revenues were to customers in China. An increase in revenues, as well as our proposed acquisition of Huayi, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased credit risk due to payment terms that are applicable to doing business in China. In addition, the timing of these orders is often difficult to predict.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

       During the first quarter of 2006 approximately 57% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:
       - agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
       -     foreign customers may have longer payment cycles;
       - foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade; and
       - the protection of intellectual property in foreign countries may be more difficult to enforce.

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

       On May 9, 2005 we entered into a Credit Agreement, as subsequently amended, consisting of a $60 million five-year term loan and a $35 million revolver. On May 11, 2005, we borrowed $60 million to fund the acquisition of Kadant Johnson under the term loan. On May 4, 2006, we borrowed $10 million under a ten-year variable-rate note. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
       Our leverage could have negative consequences, including:
       - increasing our vulnerability to adverse economic and industry conditions,
       -   limiting our ability to obtain additional financing,
       - limiting our ability to pay dividends on or repurchase our capital stock,
       - limiting our ability to acquire new products and technologies through acquisitions or licensing, and
       - limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

       Our indebtedness bears interest at floating rates pursuant to the terms of the Credit Agreement and the $10 million note. As a result, our interest payment obligations on this indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, we have converted 60% of the original term loan and the $10 million note to fixed rates of interest through interest rate swap agreements.

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

      Our Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:
       -     incur additional indebtedness,
       -     pay dividends on, redeem, or repurchase our capital stock,
       -     make investments,
       -     create liens,
       -     sell assets,
       -     enter into transactions with affiliates, and
       - consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.
       We are also required to meet specified financial ratios under the terms of our Credit Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology, and changes in the level of competition.

       Our failure to comply with any of these restrictions or covenants may result in an event of default under our Credit Agreement and the Loan, which could permit acceleration of the debt under those instruments and require us to repay the debt before its scheduled due date.

       If an event of default occurs, we may not have sufficient funds available to make the required payments under our indebtedness. If we are unable to repay amounts owed under our debt agreements, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under the agreements.

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

>
                                   KADANT INC.

Risk Factors (continued)

Our inability to successfully integrate Kadant Johnson into our business could have a material adverse effect on our business.

       On May 11, 2005, we acquired Kadant Johnson. The integration of Kadant Johnson into our business involves the merger of employees, products, and services over multiple U.S. and international locations. We may not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the acquisition. To meet our quarterly certification requirements and in anticipation of incorporating Kadant Johnson into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Kadant Johnson's internal control structure to ensure that its controls over financial reporting are consistent with our policies and procedures. Given the multi-location structure of the Kadant Johnson business, this review will take significant time and effort, similar to our Sarbanes-Oxley compliance efforts in 2004, and will involve significant cost. During this process, we may identify control deficiencies in addition to those disclosed elsewhere in this periodic report. Our ability to realize the value of the goodwill and other intangibles recorded for this acquisition will depend on the future cash flows of the Kadant Johnson business. If these future cash flows are below what we anticipated, we may incur future impairment losses associated with goodwill and intangibles, which could have a material adverse effect on our results of operations.

Our inability to successfully complete the acquisition of a manufacturing and assembly plant in China could adversely affect our business.

       Our strategy includes the ability to manufacture components and equipment in low-cost regions such as China. We recently entered into an asset purchase agreement to acquire a Chinese supplier of stock-preparation equipment. The closing of this acquisition is subject to a number of conditions, including the satisfaction of customary conditions, including regulatory approvals, and there is no assurance that we will be able to complete this acquisition on favorable terms or on a timely basis. Our inability to successfully complete the acquisition would delay the implementation of our strategy to manufacture parts and components for stock-preparation equipment in a low-cost region, and could adversely affect our ability to compete cost-effectively in Asia and other markets.

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

>
                                   KADANT INC.

Risk Factors (continued)

Our inability to obtain the anticipated benefits from the restructuring of our Kadant Lamort subsidiary would have a negative effect on our future operating results.

       In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a restructuring of that subsidiary on November 18, 2004. This restructuring was intended to strengthen Kadant Lamort's competitive position in the European paper industry. We accrued a restructuring charge of $9.2 million in the fourth quarter of 2004 for severance and other termination costs in connection with the workforce reduction. If we are unable to obtain the anticipated benefits from this restructuring, our future operating results will be negatively impacted.

Natural gas is a significant cost in the manufacture of our fiber-based granular products, and our results from operations will be adversely affected by continued high natural gas costs.

       We use natural gas in the production of our fiber-based granular products, the price of which is subject to fluctuation. We seek to manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations. Continued high costs of natural gas will adversely affect our consolidated results if we are unable to effectively manage our exposure or pass these costs on to customers in the form of surcharges.

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

>
                                   KADANT INC.

Risk Factors (continued)

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

       Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:
       - failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104;
       - failure of a customer, particularly in China, to comply with an order's contractual obligations;
       - adverse changes in demand for and market acceptance of our products;
       - competitive pressures resulting in lower sales prices of our products;
       -     adverse changes in the pulp and paper industry;
       -     delays or problems in our introduction of new products;
       -     delays or problems in the manufacture of our products;
       - our competitors' announcements of new products, services, or technological innovations;
       - contractual liabilities incurred by us related to guarantees of our product performance;
       - increased costs of raw materials or supplies, including the cost of energy;
       -     changes in the timing of product orders; and
       -     fluctuations in our effective tax rate.

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

>
                                   KADANT INC.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

       On April 1, 2006, we issued an aggregate of 10,000 shares of our common stock, $0.01 par value per share, to our outside directors nominated for re-election at our 2006 annual meeting, pursuant to our Amended and Restated Directors' Restricted Stock Plan. Under this plan, our outside directors each receive 2,500 shares of restricted stock annually as compensation for their service as a director. The shares issued to directors are restricted from resale for three years, with certain exceptions. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

       The following table provides information about purchases by us of our common stock during the first quarter of 2006:

                      Issuer Purchases of Equity Securities
                      -------------------------------------
                                                                                                         Approximate Dollar
                                                                                   Total Number of      Value of Shares that
                                                                                 Shares Purchased as         May Yet Be
                              Total Number of           Average Price Paid         Part of Publicly          Purchased
     Period                 Shares Purchased (1)             per Share           Announced Plans (2)       Under the Plans
----------------------------------------------------------------------------------------------------------------------------
1/1/06 - 1/31/06                        -                          -                       -                $ 7,944,105
2/1/06 - 2/28/06                        -                          -                       -                $ 7,944,105
3/1/06 - 4/1/06                         -                          -                       -                $ 7,944,105
Total:                                  -                          -                       -

(1)    During the first quarter of 2006, we did not repurchase any of our common stock.
(2)    On May 6, 2005, our board of directors approved the repurchase by us of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through
       May 18, 2006. As of April 1, 2006, we had repurchased 376,700 shares of our common stock for $7.1 million under this authorization.


Item 6 - Exhibits
-----------------

       See Exhibit Index on the page immediately preceding exhibits.

>
                                   KADANT INC.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May, 2006.

                            KADANT INC.

                            /s/ Thomas M. O'Brien
                            ----------------------------------------------------
                            Thomas M. O'Brien
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)

>
                                   KADANT INC.

                                  EXHIBIT INDEX


 Exhibit
 Number        Description of Exhibit
 -------------------------------------------------------------------------------
  31.1         Certification of the Principal Executive Officer of the
               Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
               Securities Exchange Act of 1934, as amended.

  31.2 Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

  32 Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.