Form 10-Q
period 2006-07-01
KADANT INC
filed 2006-08-10
CIK 886346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended July 1, 2006
      or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at August 3, 2006
      ----------------------------           -----------------------------
      Common Stock, $.01 par value                    13,903,581

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                   KADANT INC.

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                                      July 1,         December 31,
(In thousands)                                                                                          2006                  2005
----------------------------------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                                           $ 43,444             $ 40,822
 Accounts receivable, less allowances of $2,273 and $2,221                                             49,031               41,822
 Unbilled contract costs and fees                                                                      27,628               11,603
 Inventories (Note 5)                                                                                  40,187               35,115
 Other current assets                                                                                  14,226               11,969
 Assets of discontinued operation (Note 12)                                                             9,064               14,030
                                                                                                     --------             --------
Total Current Assets                                                                                  183,580              155,361
                                                                                                     --------             --------

Property, Plant, and Equipment, at Cost                                                                90,785               85,668
   Less: Accumulated depreciation and amortization                                                     55,941               52,761
                                                                                                     --------             --------
                                                                                                       34,844               32,907
                                                                                                     --------             --------

Other Assets                                                                                            7,150                6,856
                                                                                                     --------             --------

Intangible Assets                                                                                      35,136               36,262
                                                                                                     --------             --------

Goodwill                                                                                              128,923              124,425
                                                                                                     --------             --------

Total Assets                                                                                         $389,633             $355,811
                                                                                                     ========             ========


















   The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>


                                   KADANT INC.

                Condensed Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                                      July 1,         December 31,
(In thousands, except share amounts)                                                                     2006                 2005
----------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Current maturities of long-term obligations (Note 6)                                                $  9,500             $  9,000
 Accounts payable                                                                                      38,336               20,229
 Accrued payroll and employee benefits                                                                 14,491               14,002
 Customer deposits                                                                                      5,496                3,636
 Billings in excess of contract costs and fees                                                          3,694                8,032
 Accrued restructuring costs (Note 8)                                                                     855                4,781
 Other current liabilities                                                                             18,979               13,636
 Liabilities of discontinued operation (Note 12)                                                        3,737                6,599
                                                                                                     --------             --------
Total Current Liabilities                                                                              95,088               79,915
                                                                                                     --------             --------

Long-Term Obligations (Note 6)                                                                         48,758               46,500
                                                                                                     --------             --------

Other Long-Term Liabilities                                                                            19,740               20,726
                                                                                                     --------             --------

Minority Interest                                                                                       1,218                1,045
                                                                                                     --------             --------

Shareholders' Investment:
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
   none issued                                                                                              -                    -
 Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520
   shares issued                                                                                          146                  146
 Capital in excess of par value                                                                        95,178               97,297
 Retained earnings                                                                                    143,671              136,050
 Treasury stock at cost, 701,339 and 1,055,756 shares                                                 (16,112)             (24,254)
 Deferred compensation                                                                                      -                 (124)
 Accumulated other comprehensive items (Note 2)                                                         1,946               (1,490)
                                                                                                     --------             --------
                                                                                                      224,829              207,625
                                                                                                     --------             --------

Total Liabilities and Shareholders' Investment                                                       $389,633             $355,811
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

<

>
                                   KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                     -----------------------------
                                                                                                      July 1,              July 2,
(In thousands, except per share amounts)                                                                 2006                 2005
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                             $ 89,567             $ 65,086
                                                                                                     --------           ----------

Costs and Operating Expenses:
 Cost of revenues                                                                                      56,847               40,385
 Selling, general, and administrative expenses                                                         22,498               18,497
 Research and development expenses                                                                      1,496                1,247
                                                                                                     --------             --------
                                                                                                       80,841               60,129
                                                                                                     --------             --------

Operating Income                                                                                        8,726                4,957

Interest Income                                                                                           251                  379
Interest Expense                                                                                         (804)                (473)
                                                                                                     --------             --------

Income from Continuing Operations Before Provision for
 Income Taxes and Minority Interest Expense                                                             8,173                4,863
Provision for Income Taxes                                                                              2,529                1,654
Minority Interest Expense                                                                                  47                   62
                                                                                                     --------             --------

Income from Continuing Operations                                                                       5,597                3,147
(Loss) Income from Discontinued Operation (net of income tax benefit of
 $417 in 2006 and income tax expense of $111 in 2005) (Note 12)                                          (627)                 207
                                                                                                     --------             --------
Net Income                                                                                           $  4,970             $  3,354
                                                                                                     ========             ========

Basic Earnings per Share (Note 3):
 Continuing Operations                                                                               $    .41             $    .23
 Discontinued Operation                                                                                  (.05)                 .01
                                                                                                     --------             --------
 Net Income                                                                                          $    .36             $    .24
                                                                                                     ========             ========

Diluted Earnings per Share (Note 3):
 Continuing Operations                                                                               $    .40             $    .22
 Discontinued Operation                                                                                  (.05)                 .02
                                                                                                     --------             --------
 Net Income                                                                                          $    .35             $    .24
                                                                                                     ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                                 13,702               13,891
                                                                                                     ========             ========

 Diluted                                                                                               14,056               14,181
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

<

>
                                  KADANT INC.

                   Condensed Consolidated Statement of Income
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                     -----------------------------
                                                                                                      July 1,              July 2,
(In thousands, except per share amounts)                                                                2006                  2005
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                             $165,158             $115,830
                                                                                                     --------             --------

Costs and Operating Expenses:
 Cost of revenues                                                                                     103,821               72,367
 Selling, general, and administrative expenses                                                         44,619               33,391
 Research and development expenses                                                                      3,041                2,295
 Restructuring costs                                                                                      138                    -
                                                                                                     --------             --------
                                                                                                      151,619              108,053
                                                                                                     --------             --------

Operating Income                                                                                       13,539                7,777

Interest Income                                                                                           510                  851
Interest Expense                                                                                       (1,598)                (475)
                                                                                                     --------             --------

Income from Continuing Operations Before Provision for
   Income Taxes and Minority Interest Expense                                                          12,451                8,153
Provision for Income Taxes                                                                              3,984                1,857
Minority Interest Expense                                                                                 105                   62
                                                                                                     --------             --------

Income from Continuing Operations                                                                       8,362                6,234
Loss from Discontinued Operation (net of income tax benefit
 of $494 and $84) (Note 12)                                                                              (741)                (156)
                                                                                                     --------             --------

Net Income                                                                                           $  7,621             $  6,078
                                                                                                     ========             ========

Basic Earnings per Share (Note 3):
   Continuing Operations                                                                             $    .61             $    .45
   Discontinued Operation                                                                                (.05)                (.01)
                                                                                                     --------             ---------
   Net Income                                                                                        $    .56             $    .44
                                                                                                     ========             ========

Diluted Earnings per Share (Note 3):
 Continuing Operations                                                                               $    .60             $    .44
 Discontinued Operation                                                                                  (.05)                (.01)
                                                                                                     --------             --------
Net Income                                                                                           $    .55             $    .43
                                                                                                     ========             ========

Weighted Average Shares (Note 3):
 Basic                                                                                                 13,641               13,909
                                                                                                     ========             ========

 Diluted                                                                                               13,948               14,196
                                                                                                     ========             ========




    The accompanying notes are an integral part of these condensed consolidated financial statements.

<

>
                                  KADANT INC.

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                                                           Six Months Ended
                                                                                                     -----------------------------
                                                                                                                        (Revised -
                                                                                                                       See Note 1)
                                                                                                      July 1,              July 2,
(In thousands)                                                                                           2006                 2005
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net income                                                                                          $  7,621             $  6,078
 Loss from discontinued operation (Note 12)                                                               741                  156
                                                                                                     --------             --------
 Income from continuing operations                                                                      8,362                6,234
 Adjustments to reconcile income from continuing operations to net cash (used
    in) provided by operating activities:
      Depreciation and amortization                                                                     3,755                2,719
      Stock-based compensation expense                                                                    203                    -
      Provision for losses on accounts receivable                                                         187                   44
      Minority interest expense                                                                           105                   62
      Other, net                                                                                          321                   64
      Changes in current accounts, net of effects of acquisitions:
        Accounts receivable                                                                            (6,211)               2,402
        Unbilled contract costs and fees                                                              (15,729)              (6,125)
        Inventories                                                                                    (2,266)               3,066
        Other current assets                                                                           (1,255)                 902
        Accounts payable                                                                               17,198               (1,619)
        Other current liabilities                                                                      (5,026)              (2,866)
                                                                                                     --------             --------
          Net cash (used in) provided by continuing operations                                           (356)               4,883
          Net cash used in discontinued operation                                                      (3,461)                (428)
                                                                                                     --------             --------
          Net cash (used in) provided by operating activities                                          (3,817)               4,455
                                                                                                     --------             --------

Investing Activities:
 Acquisitions, net of cash acquired (Note 4)                                                           (5,574)            (101,365)
 Capitalized acquisition costs (Note 4)                                                                     -                1,916
 Purchases of property, plant, and equipment                                                           (1,106)                (875)
 Proceeds from sale of property, plant, and equipment                                                     110                    9
 Other, net                                                                                                (5)                 116
                                                                                                     --------             --------
          Net cash used in continuing operations                                                       (6,575)            (100,199)
          Net cash provided by (used in) discontinued operation                                         4,195                  (42)
                                                                                                     --------             --------
          Net cash used in investing activities                                                        (2,380)            (100,241)
                                                                                                     --------             --------

Financing Activities:
 Proceeds from issuance of short- and long-term obligations (Note 6)                                   15,008               60,000
 Increase in short- and long-term obligations                                                               -                4,000
 Repayments of short- and long-term obligations                                                       (12,850)                   -
 Net proceeds from issuance of Company common stock                                                     4,265                  639
 Purchases of Company common stock                                                                          -               (2,085)
 Excess tax benefits from stock option exercises                                                          965                    -
 Payment of debt issuance costs                                                                          (186)                   -
                                                                                                     --------             --------
          Net cash provided by continuing operations                                                    7,202               62,554
          Net cash provided by discontinued operation                                                       -                    -
                                                                                                     --------             --------
          Net cash provided by financing activities                                                     7,202               62,554
                                                                                                     --------             --------

Exchange Rate Effect on Cash                                                                              987              (2,675)
                                                                                                     --------             --------

Change in Cash from Discontinued Operation                                                                630                   39
                                                                                                     --------             --------

Increase (Decrease) in Cash and Cash Equivalents                                                        2,622              (35,868)
Cash and Cash Equivalents at Beginning of Period                                                       40,822               82,089
                                                                                                     --------             --------
Cash and Cash Equivalents at End of Period                                                           $ 43,444             $ 46,221
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

<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.     General

       The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as "we," "Kadant," "the Company," or "the Registrant") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 1, 2006, its results of operations for the three- and six-month periods ended July 1, 2006, and July 2, 2005, and cash flows for the six-month periods ended July 1, 2006, and July 2, 2005. Interim results are not necessarily indicative of results for a full year.

       The condensed consolidated balance sheet presented as of December 31, 2005, has been derived from the consolidated financial statements that have been audited by the Company's independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

       Certain prior-period amounts have been reclassified to conform to the 2006 presentation.

Supplemental Cash Flow Information
                                                                                                           Six Months Ended
                                                                                                     -----------------------------
                                                                                                      July 1,              July 2,
(In thousands)                                                                                           2006                 2005
----------------------------------------------------------------------------------------------------------------------------------

Non-cash Investing Activities:
    Fair value of assets acquired                                                                    $  6,716             $156,667
    Cash paid for acquired business                                                                    (5,574)            (104,531)
                                                                                                     --------             --------
    Liabilities assumed of acquired business                                                         $  1,142             $ 52,136
                                                                                                     ========             ========

Non-cash Financing Activities:
   Increase in short- and long-term obligations                                                      $  3,779             $      -
                                                                                                     ========             ========

       The increase in short- and long-term obligations of $3,779,000 in the first six months of 2006 relates to additional consideration to be paid for Kadant Johnson consisting of $1,941,000 of additional consideration to be paid over four years for certain tax assets of Kadant Johnson, the value of which the Company expects to realize, $1,670,000 which the Company expects to pay in the third quarter of 2006 in settlement of post-closing adjustments, and $168,000 of acquisition-related costs the Company expects to pay in 2006.

       In the first six months of 2005, the Company separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operation, which in prior periods were reported on a combined basis as a single amount.

2.     Comprehensive Income

       Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains and losses on hedging







<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

2.     Comprehensive Income (continued)

instruments. The components of comprehensive income are as follows:

                                                                          Three Months Ended                 Six Months Ended
                                                                       ------------------------          ------------------------
                                                                       July 1,          July 2,          July 1,          July 2,
(In thousands)                                                            2006             2005             2006             2005
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $ 4,970          $ 3,354          $ 7,621          $ 6,078
                                                                       -------          -------          -------          -------
Other Comprehensive Items:
 Foreign Currency Translation Adjustments                                2,788           (2,997)           3,216           (3,663)
 Deferred Gain (Loss) on Hedging Instruments                                66             (266)             220             (366)
                                                                       -------          -------          -------          -------
                                                                         2,854           (3,263)           3,436           (4,029)
                                                                       -------          -------          -------          -------

Comprehensive Income                                                   $ 7,824          $    91          $11,057          $ 2,049
                                                                       =======          =======          =======          =======

3.     Earnings per Share

       Basic and diluted earnings per share are calculated as follows:

                                                                          Three Months Ended                 Six Months Ended
                                                                       ------------------------           -----------------------
                                                                       July 1,          July 2,          July 1,          July 2,
(In thousands, except per share amounts)                                  2006             2005             2006             2005
---------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                      $ 5,597          $ 3,147          $ 8,362          $ 6,234
(Loss) Income from Discontinued Operation                                 (627)             207             (741)            (156)
                                                                       -------          -------          -------          -------
Net Income                                                             $ 4,970          $ 3,354          $ 7,621          $ 6,078
                                                                       =======          =======          =======          =======

Basic Weighted Average Shares                                           13,702           13,891           13,641           13,909
Effect of Stock Options                                                    354              290              307              287
                                                                       -------          -------          -------          -------
Diluted Weighted Average Shares                                         14,056           14,181           13,948           14,196
                                                                       =======          =======          =======          =======

Basic Earnings per Share:
 Continuing Operations                                                 $   .41          $   .23          $   .61          $   .45
 Discontinued Operation                                                   (.05)             .01             (.05)            (.01)
                                                                       -------          -------          -------          -------
 Net Income                                                            $   .36          $   .24          $   .56          $   .44
                                                                       =======          =======          =======          =======

Diluted Earnings per Share:
 Continuing Operations                                                 $   .40          $   .22          $   .60          $   .44
 Discontinued Operation                                                   (.05)             .02             (.05)            (.01)
                                                                       -------          -------          -------          -------
 Net Income                                                            $   .35          $   .24          $   .55          $   .43
                                                                       =======          =======          =======          =======

       Options to purchase approximately 74,000 and 218,000 shares of common stock for the second quarters of 2006 and 2005, respectively, and 157,800 and 222,700 shares of common stock for the first six months of 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive.


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Acquisitions

         On January 21, 2006, the Company, on behalf of its subsidiary Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), entered into an asset purchase agreement with Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) to acquire substantially all the assets of Huayi, excluding accounts receivable and certain liabilities associated with the business, for approximately $20,000,000, subject to adjustment (Huayi Acquisition). Huayi is a supplier of stock-preparation equipment in China, with unaudited revenues of approximately $15,000,000 in 2005. Pursuant to the asset purchase agreement, 20% of the purchase price, or approximately $4,000,000, will be issued in the form of bank payment guarantees upon completion of the purchase obligations outlined below to secure certain post-closing and indemnification obligations of the sellers. The bank payment guarantees may be drawn upon by the sellers over 19 months from the date of issuance as certain obligations are satisfied.

         On June 2, 2006, Kadant Jining assumed responsibility for the operation of the acquired business and completed the acquisition of fixed assets consisting of machinery, equipment, and inventory, for approximately $6,716,000, of which $5,574,000 was paid in cash and $1,142,000 will be paid over the next 19 months as certain obligations are satisfied. The acquisition of the Huayi business will allow the Company to deliver its stock-preparation systems and aftermarket products to customers in China more efficiently, supply parts and components to North America and Europe, and extend our customer base to include more small-to-midsize mills. This acquisition was accounted for under the purchase method of accounting and the operating results for Kadant Jining have been included in the accompanying condensed consolidated financial statements from the acquisition date of June 2, 2006. The allocation of the purchase price was based on estimates of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The acquisition of the buildings and land-use rights, and payment of the remaining purchase price for the business, are expected to be completed in the third quarter of 2006 upon the issuance of required governmental certificates. The remaining purchase obligation is approximately $13,225,000, which includes $1,875,000 of cash to be acquired. The Company plans to finance the remaining purchase obligation, of which $10,593,000 will be paid in the third quarter of 2006 and the remaining $2,632,000 will be paid over the next
19 months as certain obligations are satisfied, through a combination of cash and borrowings in China.

       On May 11, 2005, the Company acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a privately held supplier of fluid-handling systems and equipment based in Three Rivers, Michigan. The purchase price for the acquisition was $113,925,000, of which $101,458,000 was paid in cash at closing, $1,670,000, which the Company expects to pay in the third quarter of 2006 in settlement of post-closing adjustments, $4,856,000 for acquisition-related costs the majority of which have been paid, and $5,941,000 of additional cash consideration the Company expects to pay over four years. The additional consideration of $5,941,000 relates to certain tax assets of Kadant Johnson, the value of which the Company expects to realize. In the second quarter of 2006, the Company paid $600,000 of this additional consideration. The remaining balance, of which $1,774,000 is included in other current liabilities and $3,567,000 is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next four years as follows: 33% in May of 2007, 15% in both May 2008 and 2009, and 37% in May 2010.

       The parties also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date of May 11, 2005 and July 1, 2006, which could have increased the purchase price by up to $8,000,000. This earn-out provision was not met as the revenue targets were not achieved by Kadant Johnson.



<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.     Acquisitions (continued)

       The acquisition was accounted for under the purchase method of accounting. The total consideration through July 1, 2006, for Kadant Johnson was $113,925,000 for acquired assets of $160,112,000, including goodwill of $54,336,000 and intangible assets of $34,480,000, and assumed liabilities of $46,187,000. Included in intangible assets is $8,100,000 associated with the acquisition of the Johnson tradename, which has an indefinite life and is not being amortized. The remaining intangible assets are being amortized using the straight-line method over periods ranging from 3 to 20 years with a weighted-average amortization period of 15 years.

       The following condensed consolidated statement of operations is presented as if the acquisition of Kadant Johnson had been made at the beginning of the period presented. This information is not necessarily indicative of what the actual condensed combined statement of income of Kadant and Kadant Johnson would have been for the period presented, nor does it purport to represent the future combined results of operations of Kadant and Kadant Johnson.

                                                                       Six Months Ended
(In thousands)                                                           July 2, 2005
---------------------------------------------------------------------------------------

Revenues                                                                  $145,031
                                                                          --------
Operating Loss*                                                             (2,553)
                                                                          --------
Loss from Continuing Operations                                             (2,676)
Loss from Discontinued Operation                                              (156)
                                                                          --------
Net Loss                                                                  $ (2,832)
                                                                          ========

Basic Loss per Share:
 Loss from Continuing Operations                                          $   (.19)
 Net Loss                                                                 $   (.20)

Diluted Loss per Share:
 Loss from Continuing Operations                                          $   (.19)
 Net Loss                                                                 $   (.20)

       * Included in operating loss was $11.0 million in one-time bonuses and $3.1 million in acquisition-related costs that Kadant Johnson incurred prior to the acquisition.

5.     Inventories

       The components of inventories are as follows:

                                                                                  July 1,      December 31,
(In thousands)                                                                       2006              2005
-----------------------------------------------------------------------------------------------------------
Raw Materials and Supplies                                                        $22,383           $19,971
Work in Process                                                                    10,520             5,605
Finished Goods (includes $569 and $328 at customer locations)                       7,284             9,539
                                                                                  -------          --------
                                                                                  $40,187           $35,115
                                                                                  =======           =======



<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.     Long-Term Obligations and Other Financial Instruments

Long-term Obligations
       Long-term obligations are as follows:

                                                                                  July 1,      December 31,
(In thousands)                                                                       2006              2005
-----------------------------------------------------------------------------------------------------------

Variable Rate Term Loan, due from 2006 to 2009                                    $43,250           $55,500
Variable Rate Term Loan, due from 2006 to 2016                                     10,000                 -
Variable Rate Term Loan, due 2010                                                   5,008                 -
                                                                                  -------           -------
Total Long-Term Obligations                                                        58,258            55,500
Less: Current Maturities                                                           (9,500)           (9,000)
                                                                                  -------            ------
Long-Term Obligations, less Current Maturities                                    $48,758           $46,500
                                                                                  =======           =======


       To fund a portion of the purchase price for the acquisition of Kadant Johnson, the Company entered into a term loan and revolving credit facility (Credit Agreement) effective May 9, 2005 and as subsequently amended in the aggregate principal amount of up to $95,000,000, including a $35,000,000 revolver. On May 11, 2005, the Company borrowed $60,000,000 under the Credit Agreement, which is repayable in quarterly installments over a five-year period.

       On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (Loan) from Citizens Bank of Massachusetts (Lender). The Loan is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. The Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements).

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

       On May 5, 2006, the Company used $7,750,000 of the proceeds from the Loan to prepay a portion of its existing variable-rate term loan under the Credit Agreement.

       On June 6, 2006, Kadant Jining borrowed 40 million Chinese Renminbi, or $5,008,000, under a 47 month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%.


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.     Long-Term Obligations and Other Financial Instruments (continued)

Financial Instruments
       The Company entered into a swap agreement, which was effective May 17, 2005, to convert $36,000,000 of the principal balance of the $60,000,000 term loan under the Credit Agreement from a floating rate to a fixed rate of interest. This swap agreement has a five-year term with the same quarterly payment dates as the hedged portion of the term loan and reduces proportionately in line with the amortization of the term loan. Under this swap agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 4.125%. The net effect on interest expense for the hedged portion of the term loan ($36,000,000) is that the Company will pay a fixed interest rate of up to 5.375% (the sum of the 4.125% fixed rate under this swap agreement and the applicable margin of up to 1.25% on the term loan). The guarantee provisions and the default and financial covenants, as well as certain restrictions on the payment of dividends included in the Credit Agreement also apply to this swap agreement.

       This swap agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of July 1, 2006, the unrealized gain associated with this swap agreement was $918,000, which is included in other assets and within accumulated other comprehensive items on a net of tax basis in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with this swap is remote based on the creditworthiness of the financial institution issuing it.

       To hedge the exposure to movements in the variable interest rate on the $10,000,000 Loan, on May 3, 2006, the Company entered into a swap agreement with the Lender effective May 5, 2006, which converts the Loan from a floating rate to a fixed rate of interest. This swap agreement has a ten-year term, the same quarterly payment dates as the Loan, and reduces in line with the amortization of the Loan. This swap agreement automatically terminates in the event there are no outstanding borrowings under the Credit Agreement (or successor credit facility), the Loan, or any other borrowing in which Citizens Bank of Massachusetts is a lender. Under this swap agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the $10,000,000 Loan is that the Company will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under this swap agreement and the applicable margin of 1% on the loan). The guarantee and default provisions of the Credit Agreement (and any successor Credit Facility) and the Loan, including those contained in the Mortgage and Security Agreement, also apply to this swap agreement.

       This swap agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of July 1, 2006, the unrealized loss associated with this swap agreement was $25,000, which is included in other liabilities and within accumulated other comprehensive items on a net of tax basis in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with this swap is remote based on the creditworthiness of the financial institution issuing it.

<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

7.     Warranty Obligations

       The Company provides for the estimated cost of product warranties at the time of sale based on its actual historical return rates and repair costs. In the Pulp and Papermaking Systems (Papermaking Systems) segment, the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting product failures, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

       The changes in the carrying amount of the Company's product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

                                                                    Three Months Ended                      Six Months Ended
                                                                ---------------------------            --------------------------
                                                                July 1,             July 2,            July 1,            July 2,
(In thousands)                                                     2006               2005                2006               2005
---------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                  $ 2,787             $ 3,755            $ 2,836            $ 3,582
 Provision charged to income                                        800                 117              1,033                970
 Usage                                                             (369)               (238)              (659)              (912)
 Acquired warranty obligation                                         -                 232                  -                232
 Other, net (a)                                                      80                (100)                88               (106)
                                                                -------             -------            --------           -------
Balance at End of Period                                        $ 3,298             $ 3,766              3,298            $ 3,766
                                                               ========             =======            =======            =======

(a) Represents the effects of currency translation.

See Note 12 for warranty information related to the discontinued operation.

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

2005 Restructuring Plan
      The Company recorded restructuring costs of $317,000 during 2005 associated with its 2005 Restructuring Plan. These restructuring costs included $221,000 for severance and associated costs related to the reduction of 14 full-time positions in the U.S. and $96,000 for equipment relocation costs, both in our Papermaking Systems segment. The restructuring costs of $138,000 in the first quarter of 2006 relate to additional equipment relocation costs associated with the 2005 Restructuring Plan.




<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.     Restructuring Costs (continued)

       A summary of the changes in accrued restructuring costs are as follows:

                                                                                     Severance
(In thousands)                                                                        & Other
-------------------------------------------------------------------------------------------------------

2004 Restructuring Plan
 Balance at December 31, 2005                                                         $  4,658
       Usage                                                                            (4,235)
       Currency translation                                                                432
                                                                                      --------
 Balance at July 1, 2006                                                              $    855
                                                                                      ========

2005 Restructuring Plan
 Balance at December 31, 2005                                                         $    123
       Provision                                                                           138
       Usage                                                                              (261)
                                                                                      --------
 Balance at July 1, 2006                                                              $      -
                                                                                      ========


       The estimated restructuring costs are based on the Company's best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of July 1, 2006. Due to the lengthy restructuring process in France and the long notification periods, the related cash payments associated with the Kadant Lamort restructuring, which was initiated at the end of 2004, will extend into the second half of 2006.


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.     Business Segment Information

       The Company has combined its operating entities into one operating segment, Papermaking Systems, and two separate product lines, Fiber-based Products and Casting Products, which are reported in Other. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. Kadant Jining, acquired in June 2006, is presented in the Papermaking Systems segment within the stock-preparation systems and equipment product line.

                                                                     Three Months Ended                     Six Months Ended
                                                                ---------------------------            --------------------------
                                                                July 1,             July 2,            July 1,            July 2,
(In thousands)                                                     2006                2005               2006               2005
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
    Pulp and Papermaking Systems                                $85,427            $ 62,528           $156,500           $110,099
    Other (a) (c)                                                 4,140               2,558              8,658              5,731
                                                                -------            --------           --------           --------
                                                                $89,567            $ 65,086           $ 165,158          $115,830
                                                                =======            ========           ========           ========

Income from Continuing Operations Before Provision
 for Income Taxes and Minority Interest Expense:
    Pulp and Papermaking Systems (b)                            $11,016            $  6,149           $ 17,767           $  9,770
    Corporate and Other (a)                                      (2,290)             (1,192)            (4,228)            (1,993)
                                                                -------            --------           --------           --------
    Total Operating Income                                        8,726               4,957             13,539              7,777
    Interest (Expense) Income, Net                                 (553)                (94)            (1,088)               376
                                                                -------            --------           --------           --------
                                                                $ 8,173            $  4,863           $ 12,451           $  8,153
                                                                =======            ========           ========           ========

Capital Expenditures:
    Pulp and Papermaking Systems                                $   638            $    612           $    975           $    752
    Corporate and Other (a) (c)                                      85                  97                131                123
                                                                -------            --------          ---------           --------
                                                                $   723            $    709           $  1,106           $    875
                                                                =======            ========           ========           ========


(a)    "Other" includes the results from the Company's Fiber-based Products business and Kadant Johnson's Casting Products business.
(b)    In the first quarter of 2006, the Company changed its reporting of certain royalty income and associated expenses from
       Corporate to the Pulp and Papermaking Systems segment. Information in the 2005 periods have been reclassified to conform to this presentation.
(c)    Corporate primarily includes general and administrative expenses.



<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Stock-Based Compensation Plans

       The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Outstanding options granted under these plans prior to 2001 are nonqualified options that are exercisable immediately, but are subject to provisions similar to vesting that restrict transfer and afford the Company the right to repurchase the shares at the exercise price upon certain events. The restrictions and repurchase rights for these options generally lapse over five to ten years and the terms of the options may range from five to twelve years. Options granted under these plans in 2001 and after are nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company generally issues shares of its common stock held in treasury to satisfy option exercises.

       On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and amends SFAS No. 95 "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees that are ultimately expected to vest and do actually vest, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to recognition of compensation expense in the income statement under SFAS 123R. Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. Under this method, beginning on January 1, 2006, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards. The Company has used the Black-Scholes option-pricing model to determine fair value for all share-based payments. Compensation expense is recognized over the vesting period of the award. Prior-period financial information has not been restated for the adoption of SFAS 123R.

       As of July 1, 2006, the Company had several share-based compensation plans that are described below. As a result of the adoption of SFAS 123R on January 1, 2006, the Company's results of operations for the three and six-months ended July 1, 2006 included incremental share-based compensation pre-tax expense of $79,000 and $203,000, respectively, related to stock options. The total stock-based compensation cost, including compensation expense associated with restricted stock, for the three and six-months ended July 1, 2006 of $592,000 and $804,000, respectively, is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. The total income tax benefit recognized in the income statement for share-based compensation agreements for the three and six-months ended July 1, 2006 was $237,000 and $322,000, respectively. The adoption of SFAS 123R also resulted in the inclusion in cash flows from financing activities of $965,000 of total tax benefits realized from stock options exercised during the first six months of 2006 that would have been reflected in cash flows from operating activities prior to the adoption of SFAS 123R.


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Stock-Based Compensation (continued)

       Stock Options - There were no stock options granted in the first six months of 2006. For the first six months of 2005, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming no expected dividends, with the following assumptions:

                                                                                           Six Months Ended
                                                                                               July 2, 2005
-----------------------------------------------------------------------------------------------------------

Options Granted                                                                                  115,000
Weighted-average Exercise Price                                                                  $ 19.28
Weighted-average Grant Date Fair Value                                                           $  8.10
Expected Life (in years)                                                                               5
Volatility                                                                                            42%
Risk-Free Interest Rate                                                                             3.89%

       The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Expected stock price volatility was calculated based on a review of the Company's actual historic stock prices commensurate with the expected life of the award. The expected option life was derived based on a review of the Company's historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the option. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

      A summary of the Company's stock option activity for the six months ended July 1, 2006 is as follows:

                                                                                                   Weighted
                                                                                                    Average
                                                                                    Weighted      Remaining
                                                                                     Average    Contractual           Aggregate
                                                                      Shares        Exercise           Term     Intrinsic Value
                                                              (In thousands)           Price     (In years)      (In thousands)
-------------------------------------------------------------------------------------------------------------------------------

Options Outstanding at December 31, 2005                               1,699          $15.82
Granted                                                                    -               -
Exercised                                                               (334)         $13.09
Forfeited / Expired                                                       (8)         $37.70
                                                                       -----
Options Outstanding at July 1, 2006                                    1,357          $16.36            2.9             $10,911
                                                                       =====
Options Exercisable at July 1, 2006                                    1,243          $15.88            2.6             $10,503
                                                                       =====


       The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the six month periods ended July 1, 2006 and July 2, 2005, was $3,051,000 and $580,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of July 1, 2006 is based on the difference between the closing price of the Company's common stock on July 1, 2006, which was $23, and the exercise price of the applicable option. In calculating the aggregate intrinsic value, the Company excluded those options with an exercise price greater than the closing price per share of the Company's common stock as of July 1, 2006.


<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10.    Stock-Based Compensation (continued)

       The Company received $4,265,000 from stock option exercises during the six month period ended July 1, 2006. As of July 1, 2006, the Company had approximately $178,000 of unrecognized compensation cost related to stock option awards that it expects to recognize as expense over a weighted average period of
1.4 years.

       Restricted Stock - The Company grants shares to outside directors, which vest immediately, but are restricted from resale for three years from the date of award. In the first six months of 2006 and 2005, the Company awarded 20,000 shares and 17,500 shares, respectively, of its restricted common stock with an aggregate value of $478,000 and $352,000, respectively, to its outside directors.

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

      The following table illustrates the impact on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company's stock-based employee compensation for the three- and six-month periods ended July 2, 2005.

                                                                                    Three Months Ended     Six Months Ended
(In thousands, except per share amounts)                                               July 2, 2005          July 2, 2005
---------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                           $ 3,147               $ 6,234
Income (Loss) from Discontinued Operation                                                       207                  (156)
                                                                                            -------               -------

Net Income As Reported                                                                        3,354                 6,078
 Deduct: Total stock-based employee compensation expense determined
     under the fair-value-based method for all awards, net of tax                              (147)                 (349)
                                                                                            -------               -------
 Pro forma net income                                                                       $ 3,207               $ 5,729
                                                                                            =======               =======

Basic Earnings per Share:
 As reported:
     Income from continuing operations                                                      $   .23               $   .45
     Net income                                                                             $   .24               $   .44
 Pro forma:
     Income from continuing operations                                                      $   .22               $   .42
     Net income                                                                             $   .23               $   .41

Diluted Earnings per Share:
 As reported:
     Income from continuing operations                                                      $   .22               $   .44
     Net income                                                                             $   .24               $   .43
 Pro forma:
     Income from continuing operations                                                      $   .21               $   .41
     Net income                                                                             $   .23               $   .40



<

>

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

       The components of the net periodic benefit cost for the pension benefits and other benefits plans in the three- and six-month periods ended July 1, 2006 and July 2, 2005 are as follows:

                                                                Three Months Ended          Three Months Ended
(In thousands)                                                     July 1,  2006                July 2, 2005
----------------------------------------------------------------------------------------------------------------
                                                                Pension      Other          Pension      Other
                                                                Benefits    Benefits        Benefits    Benefits
                                                                --------    --------        --------    --------
Components of Net Periodic Benefit Cost:
    Service cost                                                $ 181       $  59           $ 182       $  84
    Interest cost                                                 260          91             250          79

    Expected return on plan assets                               (354)          -            (351)          -
    Recognized net actuarial loss (gain)                           13           8              (1)          9
    Amortization of prior service cost (income)                    12         (14)             12         (12)
                                                                -----       -----           -----        ----
Net periodic benefit cost                                       $ 112       $ 144           $  92       $ 160
                                                                =====       =====           =====       =====


The weighted-average assumptions used to determine net periodic benefit cost are as follows:
    Discount rate                                               5.75%       5.30%           6.00%       5.00%
    Expected long-term return on plan assets                    8.50%          -            8.50%          -
    Rate of compensation increase                               4.00%       2.00%           4.00%       2.50%




<

>
                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

11.    Employee Benefit Plans (continued)

                                                                  Six Months Ended              Six Months Ended
(In thousands)                                                      July 1, 2006                  July 2, 2005
------------------------------------------------------------------------------------------------------------------
                                                                Pension       Other            Pension      Other
                                                                Benefits     Benefits          Benefits    Benefits
                                                                --------     --------          --------    --------
Components of Net Periodic Benefit Cost:
  Service cost                                                    $ 376        $ 118             $ 357       $ 118
  Interest cost                                                     524          182               503         119
  Expected return on plan assets                                   (707)           -              (702)          -
  Recognized net actuarial loss                                      30           16                 -          17
  Amortization of prior service cost (income)                        24          (28)               24         (24)
                                                                  -----        -----             -----       ------
Net periodic benefit cost                                         $ 247        $ 288             $ 182       $  230
                                                                  =====        =====             =====       ======

The weighted-average assumptions used to determine net periodic benefit cost are as follows:
   Discount rate                                                  5.75%        5.30%             6.00%        5.10%
   Expected long-term return on plan assets                       8.50%            -             8.50%           -
   Rate of compensation increase                                  4.00%        2.00%             4.00%        2.50%

        No cash contributions are expected in 2006 for the Kadant Web Systems' noncontributory defined benefit retirement plan. For the remaining pension and post-retirement welfare benefit plans, no cash contributions, other than funding current benefit payments, are expected in 2006.

12.    Discontinued Operation

       On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all of its assets to LDI Composites Co.
(the Buyer). As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Kadant Composites LLC deposited $3,500,000 of the sale proceeds into a special escrow fund administered by the Buyer to satisfy these warranty claims. During the second quarter of 2006, this special escrow fund was fully utilized and Kadant Composites LLC assumed responsibility for claims payment and processing.

       Operating results for the composites business are as follows:

                                                                  Three Months Ended                   Six Months Ended
                                                                ---------------------              ---------------------
                                                                July 1,       July 2,              July 1,       July 2,
(In thousands)                                                     2006          2005                 2006         2005
------------------------------------------------------------------------------------------------------------------------
Revenues                                                        $     -       $ 5,548              $     -       $10,784
                                                                -------       -------              -------       -------
Operating (Loss) Income                                          (1,140)          318               (1,432)         (240)
Interest Income                                                      96             -                  197             -
                                                                -------       -------              -------       -------
(Loss) Income Before Income Tax Benefit (Provision) (including
 $130 loss on disposal in the first six months of 2006)          (1,044)          318               (1,235)         (240)
Income Tax Benefit (Provision)                                      417          (111)                 494            84
                                                                -------      --------              -------       -------
(Loss) Income From Discontinued Operation                       $  (627)      $   207              $  (741)      $  (156)
                                                                =======       =======              =======       =======



<

                                  KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

12.    Discontinued Operation (continued)

       The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

                                                                                                    July 1,     December 31,
(In thousands)                                                                                         2006             2005
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                                           $ 5,113          $ 5,743
Restricted cash                                                                                         736            4,145
Other accounts receivable                                                                               629            1,545
Current deferred tax asset                                                                            2,110            2,110
Other assets                                                                                            476              487
                                                                                                    -------          -------
Total Assets                                                                                          9,064           14,030
                                                                                                    -------          -------

Accrued warranty costs                                                                                3,563            5,276
Other current liabilities                                                                               174            1,323
                                                                                                    -------          -------
Total Liabilities                                                                                     3,737            6,599
                                                                                                    -------          -------

Net Assets                                                                                          $ 5,327         $  7,431
                                                                                                    =======          =======

       The restricted cash of $736,000 as of July 1, 2006 represents the portion of the sale proceeds placed in escrow to satisfy certain indemnification obligations and associated interest. Other accounts receivable of $629,000 represents the portion of the sales price held by the Buyer for one year to satisfy certain indemnification obligations.

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



<

>

                                   KADANT INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


12.    Discontinued Operation (continued)

       A summary of the changes in accrued warranty costs in the first six months of 2006 and 2005 is as follows:

                                                                                                        Six Months Ended
                                                                                                    -----------------------
                                                                                                    July 1,          July 2,
(In thousands)                                                                                         2006             2005
----------------------------------------------------------------------------------------------------------------------------

Balance at Beginning of Period                                                                      $ 5,276          $ 4,327
   Provision                                                                                            969              633
   Usage                                                                                             (2,682)          (1,474)
                                                                                                    -------          -------

Balance at End of Period                                                                            $ 3,563          $ 3,486
                                                                                                    =======         ========


13.    Subsequent Event

Recent Accounting Pronouncement

       In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No.
109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 will become effective in the first quarter of 2007. The Company is currently analyzing the effect that FIN 48 will have on its financial statements.



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

       We were incorporated in Delaware in November 1991. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol "KAI".

Pulp and Papermaking Systems Segment

       Our Papermaking Systems segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, water-management systems, and fluid-handling systems and equipment primarily for the paper and paper recycling industries. Our principal products include:

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

Discontinued Operation

       On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all the assets comprising its composites business to LDI Composites Co. (the Buyer). As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Kadant Composites LLC deposited $3.5 million of the sale proceeds into a special escrow fund administered by the Buyer to satisfy these warranty claims. During the second quarter of 2006, this special escrow fund was fully utilized and Kadant Composites LLC assumed responsibility for claims payment and processing. As of July 1, 2006, the accrued warranty reserve associated with the composites business was $3.6 million. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in our consolidated financial statements.

International Sales

       During the first six months of 2006 and 2005, approximately 59% and 62%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

       Our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), in the first quarter of 2006 requires that we recognize stock-based compensation expense associated with stock options in the statement of income, rather than disclose it in a pro forma footnote to our consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We did not grant any stock options in the first six months of 2006. For options granted prior to January 1, 2006, we calculated the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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



<

>

                                  KADANT INC.

Overview (continued)

Industry and Business Outlook

       Our products are primarily sold to the pulp and paper industry. The paper industry had been in a prolonged downcycle for the past several years. The performance of paper producers, especially in North America, has been generally improving over the past year. However, paper producers are still being negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. We expect, however, if the financial performance of paper companies continues to improve, they will increase their capital and operating spending, which would have a positive effect on paper company suppliers, such as Kadant. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) increasing aftermarket sales in China, (ii) increasing sales of paper machine accessories and water management products in China, (iii) increasing our use of low-cost manufacturing bases in China and Mexico, and (iv) penetrating new markets outside the paper industry. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

       On May 11, 2005, we acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boxboards, metals, plastics, rubber, textiles, and food. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees. The purchase price for the acquisition was approximately $113.9 million, including $101.5 million paid in cash at closing, $1.7 million, which we expect to pay in the third quarter of 2006 in settlement of post-closing adjustments, $4.8 million for acquisition-related costs the majority of which have been paid, and $5.9 million of additional cash consideration we expect to pay over four years. The additional consideration of $5.9 million relates to certain tax assets of Kadant Johnson, the value of which we expect to realize. We paid
$0.6 million of this additional consideration in the second quarter of 2006, and the remaining amount is due over the next four years as follows: 33% in 2007, 15% in both 2008 and 2009, and 37% in 2010.

       On January 21, 2006, on behalf of our subsidiary Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), we entered into an asset purchase agreement with Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) to acquire substantially all the assets of Huayi, excluding accounts receivable and certain liabilities of the business, for approximately $20 million, subject to adjustment (Huayi Acquisition). Huayi is a supplier of stock-preparation equipment in China with unaudited revenues of approximately $15 million in 2005. On June 2, 2006 Kadant Jining assumed responsibility for the operation of the acquired business and purchased fixed assets consisting of machinery, equipment, and inventory, for approximately $6.7 million, of which $5.6 million was paid in cash and $1.1 million will be paid over the next 19 months as certain obligations are satisfied. We expect that the acquisition of Huayi's buildings and land-use rights and payment of the remaining purchase price for the business will be completed in the third quarter of 2006. We plan to finance the remaining purchase obligation totaling approximately $13.2 million, of which $10.6 million will be paid in the third quarter of 2006 and the remaining $2.6 million will be paid over the next 19 months as certain obligations are satisfied, through a combination of cash and borrowings in China.

       We continue to pursue market opportunities outside placeNorth America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we have acquired a manufacturing and assembly business in China through our Huayi Acquisition for this equipment and related products, as well as for certain of our accessories and water-management products in the future. Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China's banking system.
These delays can cause delays in receiving orders and, as a result, could delay our recognizing revenue on these projects to periods later than originally anticipated. We plan to use our new facility in China as a base for increasing our aftermarket business, which we believe will be more predictable.



<

>

                                  KADANT INC.

Overview (continued)

       Our 2006 guidance reflects expected revenues and earnings per share from continuing operations, which excludes the results from our discontinued operation. For the third quarter of 2006, we expect to earn between $.35 and $.37 per diluted share, on revenues of $88 to $90 million. The guidance reflects a projected tax rate of 32 percent for the second half of 2006 and some dilution related to the Huayi Acquisition. For the full year, we expect to earn between $1.20 and $1.28 per diluted share, an increase from our earlier estimate of between $1.18 and $1.25, on revenues of $320 to $330 million, revised from our previous estimate of $300 to $310 million. A portion of the revenue increase is related to the Huayi Acquisition.

Results of Operations

Second Quarter 2006 Compared With Second Quarter 2005

       The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the second fiscal quarters of 2006 and 2005. The results of operations for the fiscal quarter ended July 1, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                       Three Months Ended
                                                                                                    ------------------------
                                                                                                    July 1,          July 2,
                                                                                                       2006             2005
----------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                                100%             100%
                                                                                                    -------          -------

Costs and Operating Expenses:
 Cost of revenues                                                                                        63               62
 Selling, general, and administrative expenses                                                           25               28
 Research and development expenses                                                                        2                2
                                                                                                    -------          -------
                                                                                                         90               92
                                                                                                    -------          -------

Operating Income                                                                                         10                8

Interest Income                                                                                           -                1
Interest Expense                                                                                         (1)              (1)
                                                                                                    -------          -------

Income from Continuing Operations Before Provision for
 Income Taxes and Minority Interest Expense                                                               9                8
Provision for Income Taxes                                                                                3                3
Minority Interest Expense                                                                                 -                -
                                                                                                    -------          -------

Income from Continuing Operations                                                                         6                5
(Loss) Income from Discontinued Operation                                                                 -                -
                                                                                                     ------          -------
Net Income                                                                                                6%               5%
                                                                                                    =======          =======


Revenues

       Revenues increased $24.5 million, or 38%, to $89.6 million in the second quarter of 2006 from $65.1 million in the second quarter of 2005. Revenues in the second quarter of 2006 included a $14.7 million, or 224%, increase from stock-preparation equipment sales in China, which included $0.7 million from Kadant Jining acquired in June 2006. Revenues in the second quarter of 2006 also included a $10.0 million, or 90%, increase from Kadant Johnson, which was acquired in May 2005, and a $0.1 million unfavorable effect of currency translation due to a stronger U.S. dollar relative to some of the functional currencies in countries in which we operate.




<

>

                                  KADANT INC.

Results of Operations (continued)

       Revenues for the second quarters of 2006 and 2005 from our Papermaking
Systems segment and other businesses are as follows:

                                                                                                            Three Months Ended
                                                                                                       --------------------------
                                                                                                       July 1,            July 2,
(In thousands)                                                                                            2006               2005
----------------------------------------------------- ------------------ ------------------- ------------------ ------------------

Revenues:
 Pulp and Papermaking Systems                                                                       $   85,427         $   62,528
 Other                                                                                                   4,140              2,558
                                                                                                    ----------         ----------
                                                                                                    $   89,567         $   65,086
                                                                                                    ==========         ==========

       Pulp and Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $85.4 million in the second quarter of 2006 from $62.5 million in the second quarter of 2005, an increase of $22.9 million, or 37%. The increase in revenues in 2006 was due primarily to a $14.7 million, or 224%, increase from stock-preparation equipment sales in China, which included $0.7 million from Kadant Jining acquired in June 2006 and a $9.4 million, or 89%, increase from Kadant Johnson primarily due to their inclusion for the full 2006 quarter. These increases were offset in part by a $2.2 million, or 16%, decrease in sales of stock preparation equipment in our North America-based business.

       The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the second quarter of 2006 and 2005, and the changes in revenues by product line between the second quarter of 2006 and 2005 excluding the effect of currency translation. The presentation of the changes in revenues by product line, excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods.



                                                                                                                        Increase
                                                                                                                       (Decrease)
                                                                  Three Months Ended                                   Excluding
                                                                ----------------------                                 Effect of
                                                                July 1,        July 2,                Increase          Currency
(In millions)                                                      2006           2005               (Decrease)      Translation
--------------------------------------------------------------------------------------------------------------------------------

Product Line:
 Stock-Preparation Equipment                                    $  40.9        $  29.2                 $  11.7           $  12.1
 Fluid Handling                                                    20.0           10.6                     9.4               9.0
 Accessories                                                       14.4           15.3                    (0.9)             (0.9)
 Water-Management                                                   9.5            7.0                     2.5               2.6
 Other                                                              0.6            0.4                     0.2               0.2
                                                                -------        -------                 -------           -------
                                                                $  85.4        $  62.5                 $  22.9           $  23.0
                                                                =======        =======                 =======           =======



<

>

                                  KADANT INC.

Results of Operations (continued)

       Revenues from the segment's stock-preparation equipment product line increased $11.7 million, or 40%, in the second quarter of 2006 compared to the second quarter of 2005, including a $0.4 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $12.1 million, or 42%, due to a $14.7 million, or 224%, increase in sales in China due to several large systems orders received in the first six months of 2006, offset in part by a $2.2 million, or 16%, decrease in sales in our North American-based business. The decrease in sales in our North American-based business was primarily due to strong sales of our Chemi-Washer(TM) products in the second quarter of 2005.

       Revenues from the fluid-handling product line increased $9.4 million, or 89%, in the second quarter of 2006, including a $0.4 million increase from the favorable effect of currency translation. This increase was primarily due to the inclusion of Kadant Johnson for a full quarter in 2006 compared to their inclusion from May 11, 2005 in the prior year period.

       Revenues from the segment's accessories product line decreased $0.9 million, or 6%, in the second quarter of 2006 compared to the second quarter of 2005 due primarily to a decrease in sales in Europe attributed in part to mill consolidations and machine shutdowns.

       Revenues from the segment's water-management product line increased $2.5 million, or 37%, in the second quarter of 2006 compared to the second quarter of 2005 due primarily to an increase in capital sales in North America and Europe.

       Other. Revenues from the Fiber-based Products business increased $1.0 million, or 49%, to $3.1 million in the second quarter of 2006 from $2.1 million in the second quarter of 2005 due to higher pricing and increased sales of Biodac(TM), our product family of biodegradable granules that we produce from papermaking byproducts. Revenues from our Casting Products business increased $0.6 million in the second quarter of 2006 compared to the second quarter of 2005 due to the inclusion of Kadant Johnson for a full quarter in 2006 compared to their inclusion from May 11, 2005 in the prior year period.

Gross Profit Margin

       Gross profit margin was 37% in the second quarter of 2006 compared to 38% in the second quarter of 2005.

       Gross profit margins for the second quarters of 2006 and 2005 for our Papermaking Systems segment and our other businesses were as follows:

                                                    Three Months Ended
                                                   --------------------
                                                   July 1,      July 2,
                                                      2006         2005
-----------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Systems                          37%          38%
 Other                                                 31            37
                                                       --           ---
                                                       37%           38%

       The gross profit margin at the Papermaking Systems segment was 37% and 38% in the second quarter of 2006 and 2005, respectively. The fluid handling product line contributed a 3% increase in gross profit margins in the second quarter of 2006, which was more than offset by lower margins in our stock-preparation product line as the revenue from this product line in the quarter was primarily derived from large capital orders that contained lower than normal margins. The gross profit margin at our other businesses decreased to 31% in the second quarter of 2006 from 37% in the second quarter of 2005 due to the inclusion of lower margins at the Casting Products business for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.


<

>

                                  KADANT INC.

Results of Operations (continued)

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the second quarter of 2006 from 28% in the second quarter of 2005 primarly due to the increase in revenues. Selling, general, and administrative expenses increased to $22.5 million in the second quarter of 2006 from $18.5 million in the second quarter of 2005, an increase of $4.0 million, or 22%. This increase was primarily due to a $3.4 million increase associated with the inclusion of Kadant Johnson for a full quarter in 2006 compared to their inclusion from May 11, 2005 in the prior year period.

       Research and development expenses were $1.5 million and $1.2 million in the second quarters of 2006 and 2005, respectively, and represented 2% of revenues in both periods.

Interest Income

       Interest income decreased to $0.3 million in the second quarter of 2006 from $0.4 million in the second quarter of 2005 primarily due to lower average cash balances resulting from the May 2005 acquisition of Kadant Johnson.

Interest Expense

       Interest expense increased to $0.8 million in the second quarter of 2006 from $0.5 million in the second quarter of 2005 due primarily to interest expense associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition.

Provision for Income Taxes

       Our effective tax rate was 31% and 34% in the second quarters of 2006 and 2005, respectively. In the second quarter of 2006, we lowered our annual effective tax rate from 34% to 32% as a result of improved tax efficiencies in our foreign operations. This resulted in a $0.2 million, or $.02 per diluted share, benefit in the second quarter of 2006.

Income from Continuing Operations

       Income from continuing operations increased to $5.6 million in the second quarter of 2006 from $3.1 million in the second quarter of 2005, an increase of $2.5 million, or 78%, due to the reasons outlined above.

(Loss) Income from Discontinued Operation

       The discontinued operation had a net loss of $0.6 million in the second quarter of 2006 compared to net income of $0.2 million in the second quarter of 2005. Subsequent to the sale of Kadant Composites LLC in October 2005, the most significant component of the operating costs in the discontinued operation is any change associated with the warranty obligation. The net loss in the second quarter of 2006 was primarily due to $1.0 million in pre-tax warranty expense.



<

>

                                  KADANT INC.

Results of Operations (continued)

First Six Months 2006 Compared With First Six Months 2005

       The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the first six months of 2006 and 2005. The results of operations for the first six months of 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                                  Six Months Ended
                                                                                              -----------------------
                                                                                              July 1,         July 2,
                                                                                                 2006            2005
-------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                          100%            100%
                                                                                              -------         -------

Costs and Operating Expenses:
 Cost of revenues                                                                                  63              62
 Selling, general, and administrative expenses                                                     27              29
 Research and development expenses                                                                  2               2
                                                                                              -------         -------
                                                                                                   92              93
                                                                                              -------         -------

Operating Income                                                                                    8               7

Interest Income                                                                                     1               1
Interest Expense                                                                                   (1)             (1)
                                                                                              -------         -------

Income from Continuing Operations Before Provision for
 Income Taxes and Minority Interest Expense                                                         8               7
Provision for Income Taxes                                                                          3               2
Minority Interest Expense                                                                           -               -
                                                                                              -------         -------

Income from Continuing Operations                                                                   5               5
Loss from Discontinued Operation                                                                    -               -
                                                                                              -------         -------
Net Income                                                                                          5%              5%
                                                                                              =======         =======


Revenues

       Revenues increased $49.3 million, or 43%, to $165.2 million in the first six months of 2006 from $115.8 million in the first six months of 2005. Revenues in the 2006 period included a $28.4 million increase from Kadant Johnson, acquired in May 2005, and an $18.1 million, or 148%, increase in stock-preparation sales in China, which included $0.7 million from Kadant Jining acquired in June 2006. Revenues in the 2006 period also included a $1.5 million unfavorable effect of currency translation due to a stronger U.S. dollar relative to some of the functional currencies in countries in which we operate.

       Revenues by segment for the first six months of 2006 and 2005 were as follows:
                                                                                                  Six Months Ended
                                                                                              -----------------------
                                                                                              July 1,         July 2,
(In thousands)                                                                                   2006            2005
---------------------------------------------------------------------------------------------------------------------
Revenues:
 Pulp and Papermaking Systems                                                                 $156,500       $110,099
 Other                                                                                           8,658          5,731
                                                                                              --------        -------
                                                                                              $165,158       $115,830
                                                                                              ========        =======



<

>

                                  KADANT INC.

Results of Operations (continued)

       Pulp and Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $46.4 million, or 42%, to $156.5 million in the first six months of 2006 from $110.1 million in the first six months of 2005. The increase in revenues in 2006 was due primarily to a $28.4 million increase from Kadant Johnson primarily due to their inclusion for the full six months of 2006, and an $18.1 million increase in revenues from stock-preparation equipment in China, including a $0.7 million increase from Kadant Jining acquired in June 2006. Revenues in the first six months of 2006 include the unfavorable effect of currency translation described above, all of which related to this segment.

       Revenues at the Papermaking Systems segment by product line were as follows:

                                                                                                                         Increase
                                                                                                                        (Decrease)
                                                                   Six Months Ended                                     Excluding
                                                                ----------------------                                  Effect of
                                                                July 1,        July 2,               Increase            Currency
(In millions)                                                      2006           2005              (Decrease)        Translation
---------------------------------------------------------------------------------------------------------------------------------

Product Line:
 Stock-Preparation Equipment                                    $  71.8        $  53.8              $   18.0          $  19.4
 Fluid Handling                                                    39.0           10.6                  28.4             28.0
 Accessories                                                       28.5           30.6                  (2.1)            (1.6)
 Water-Management                                                  16.0           14.3                   1.7              1.7
 Other                                                              1.2            0.8                   0.4              0.4
                                                                -------        -------              --------           ------
                                                                $ 156.5        $ 110.1              $   46.4          $  47.9
                                                                =======        =======              ========          =======

       Revenues from the segment's stock-preparation equipment product line increased $18.0 million, or 33%, in the first six months of 2006 compared to the first six months of 2005, including a $1.4 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $19.4 million, or 36%, due to an $18.1 million, or 148%, increase in sales in China and a $1.6 million, or 7%, increase in sales in our North American business.

       Revenues from the fluid handling product line increased $28.4 million in the first six months of 2006, including a $0.4 million increase from the favorable effect of currency translation. This increase was primarily due to the inclusion of Kadant Johnson for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

       Revenues from the segment's accessories product line decreased $2.1 million, or 7%, in the first six months of 2006 compared to the first six months of 2005, including a $0.5 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment's accessories product line decreased $1.6 million, or 5%, due to a decrease in sales in North America and Europe.

       Revenues from the segment's water-management product line increased $1.7 million, or 12%, in the first six months of 2006 compared to the first six months of 2005, due primarily to an increase in capital sales in North America.

       Other. Revenues from the Fiber-based Products business increased $1.4 million, or 27%, to $6.6 million in the first six months of 2006 from $5.2 million in the first six months of 2005 due to increased sales of our Biodac(TM) products. Revenues from our Casting Products business increased $1.5 million in the first six months of 2006 due to the inclusion of Kadant Johnson for the entire 2006 period compared to their inclusion from May 11, 2005 in the prior year period.



<

>

                                  KADANT INC.

Results of Operations (continued)

Gross Profit Margin

       Gross profit margin was 37% in the first six months of 2006 compared to 38% in the first six months of 2005.

       Gross profit margins for the first six months of 2006 and 2005 for our Papermaking Systems segment and our other businesses were as follows:

                                                  Six Months Ended
                                              -------------------------
                                              July 1,           July 2,
                                                 2006              2005
-----------------------------------------------------------------------

Gross Profit Margin:
 Pulp and Papermaking Systems                     38%                37%
 Other                                            30                 40
                                                  --                 --
                                                  37%                38%

       The gross profit margin at the Papermaking Systems segment increased to 38% in the first six months of 2006 from 37% in the first six months of 2005. The fluid handling product line contributed a 5% increase in gross profit margins in the first six months of 2006, which was largely offset by lower margins in our stock-preparation product line as the revenue from this product line was primarily derived from large capital orders that contained lower than normal margins. The gross profit margin at our other businesses decreased to 30% in the first six months of 2006 from 40% in the first six months of 2005 due to the inclusion of lower margins at the Casting Products business for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

Operating Expenses

       Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the first six months of 2006 from 29% in the first six months of 2005 primarily due to the increase in revenues. Selling, general, and administrative expenses increased to $44.6 million in the first six months of 2006 from $33.4 million in the first six months of 2005, an increase of $11.2 million, or 34%. This increase was primarily due to a $10.7 million increase associated with the inclusion of Kadant Johnson for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

       Research and development expenses were $3.0 million and $2.3 million in the first six months of 2006 and 2005, respectively, and represented 2% of revenues in both periods. The $1.3 million increase in research and development expenses was primarily the result of the inclusion of Kadant Johnson for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

       On January 1, 2006, we adopted SFAS 123R using the modified prospective method. We calculate compensation cost on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. In the first six months of 2006, we recognized $0.2 million, or $.01 per diluted share, associated with stock-based compensation expense as a result of the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25's (APB
25), "Accounting for Stock Issued to Employees," intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123R.


<

>

                                  KADANT INC.

Results of Operations (continued)

        As of July 1, 2006, the total compensation cost related to unvested stock option awards not yet recognized in the condensed consolidated statement of income was approximately $0.2 million, which will be recognized over a weighted average period of 1.4 years.

Interest Income

       Interest income decreased to $0.5 million in the first six months of 2006 from $0.9 million in the first six months of 2005 primarily due to lower average cash balances resulting from the May 2005 acquisition of Kadant Johnson.

Interest Expense

       Interest expense increased to $1.6 million in the first six months of 2006 from $0.5 million in the first six months of 2005 due primarily to interest expense associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition.

Provision for Income Taxes

       Our effective tax rate was 32% and 23% in the first six months of 2006 and 2005, respectively. In the second quarter of 2006, we lowered our annual effective tax rate from 34% to 32% as a result of improved tax efficiencies in our foreign operations, which resulted in a $0.2 million, or $.02 per diluted share, benefit in the first six months of 2006. The 23% effective tax rate in the first six months of 2005 consisted of our 34% recurring tax rate, offset by an 11% non-recurring tax benefit associated with a reimbursement of $0.9 million received from our former parent company, Thermo Electron Corporation (Thermo Electron), pursuant to our tax matters agreement for tax years in which we were included in Thermo Electron's consolidated tax return.

Income from Continuing Operations

       Income from continuing operations increased to $8.4 million in the first six months of 2006 from $6.2 million in the first six months of 2005, an increase of $2.1 million, or 34%, due to the reasons outlined above.

Loss from Discontinued Operation

        The loss from our discontinued operation increased to $0.7 million in the first six months of 2006 from $0.2 million in the first six months of 2005. Subsequent to the sale of Kadant Composites LLC in October 2005, the most significant component of the operating costs in the discontinued operation is any change associated with the warranty obligation. The net loss in the first six months of 2006 was primarily due to $1.0 million in pre-tax warranty expense.

Liquidity and Capital Resources

       Consolidated working capital, including the discontinued operation, was $88.5 million at July 1, 2006, compared with $75.4 million at December 31, 2005. Included in working capital are cash and cash equivalents of $43.4 million at July 1, 2006, compared with $40.8 million at December 31, 2005. At July 1,
2006, $33.7 million of cash and cash equivalents were held by our foreign subsidiaries.


<

>

                                  KADANT INC.

Liquidity and Capital Resources (continued)

First Six Months of 2006

       Our operating activities used cash of $3.8 million in the first six months of 2006, including $0.3 million used by continuing operations and $3.5 million used by the discontinued operation. The cash used by operating activities in the first six months of 2006 was primarily due to an increase in unbilled contract costs and fees of $15.7 million, an increase in accounts receivable of $6.2 million, and an increase in inventories of $2.3 million. These increases were primarily associated with an increase in contracts in our stock preparation product line recognized under the percentage-of-completion method. An additional $5.0 million of cash was used in the first six months of 2006 due to a reduction of other current liabilities. The reduction of other current liabilities was due primarily to a decrease of $4.4 million in billings in excess of contract costs and fees due to the timing of contracts recognized under the percentage-of-completion method and a decrease of $4.1 million in accrued restructuring costs due to payments made in the first six months of 2006, offset by an increase in other current liabilities of $3.5 million. Offsetting these uses of cash in the first six months of 2006 was a $17.2 million source of cash associated with an increase in accounts payable. In addition, cash was provided in the first six months of 2006 from $8.4 million of income from continuing operations, and a non-cash charge of $3.8 million for depreciation and amortization expense. The $3.5 million of cash used by the discontinued operation was primarily related to the payment of
 $2.7 million for warranty claims and the payment of $1.2 million in accrued expenses to reimburse the Buyer for claims paid on our behalf.

       Our investing activities used cash of $2.4 million in the first six months of 2006, including $6.6 million used by continuing operations and $4.2 million provided by the discontinued operation. We used cash of $5.6 million in our continuing operations to complete the purchase of certain fixed assets of Huayi. We also used $1.1 million in our continuing operations to purchase property, plant, and equipment. The cash provided by the discontinued operation of $4.2 million relates to the reduction of restricted cash of $3.4 million held in escrow to satisfy warranty claims and the cash proceeds of $0.8 million received in the first quarter of 2006 from the Buyer of the assets of Kadant Composites LLC for post-closing adjustments.

       Our financing activities provided cash of $7.2 million in the first six months of 2006 related entirely to our continuing operations. We received $10.0 million in proceeds from a commercial real estate loan entered into in May 2006 and $5.0 million in loan proceeds in June 2006 associated with the Huayi Acquisition. In addition, we received $4.3 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options. We used cash of $12.3 million in the first six months of 2006 for principal payments on our term loan. We also paid $0.6 million to the sellers of Kadant Johnson associated with the first installment due for additional consideration related to anticipated tax benefits.

First Six Months of 2005

       Our operating activities provided cash of $4.5 million during the first six months of 2005, including $4.9 million provided by our continuing operations and $0.4 million used by the discontinued operation. The cash provided by our continuing operations was primarily due to income from continuing operations of $6.2 million, a decrease in inventories of $3.1 million, and a non-cash charge for depreciation and amortization expense of $2.7 million. In addition, a decrease in accounts receivable in the first six months of 2005 provided an increase in cash of $2.4 million primarily at the Papermaking Systems segment, due to the timing of payments. Offsetting these sources of cash was an increase in unbilled contract costs and fees which used cash of $6.1 million in the first six months of 2005 and a decrease in other current liabilities which used cash of $2.9 million. The cash used in the discontinued operation related primarily to a decrease in other current liabilities of $0.8 million due primarily to a decrease in accrued warranty associated with $1.5 million of warranty claims paid in the first six months of 2005 offset by a warranty provision of $0.6 million. Offsetting this use of cash was a decrease in accounts receivable which provided cash of $0.5 million.




<

>

                                  KADANT INC.

Liquidity and Capital Resources (continued)

       Our investing activities used cash of $100.2 million during the first six months of 2005 primarily associated with our continuing operations. During the first six months of 2005, we used cash of $101.4 million to acquire the stock of The Johnson Corporation.

       Our financing activities provided cash of $62.6 million in the first six months of 2005, related entirely to our continuing operations. During the first six months of 2005, we received proceeds of $60 million from a term loan we entered into to fund a portion of the purchase price for Kadant Johnson. We also increased our short- and long-term obligations by $4 million, which represents additional consideration for Kadant Johnson to be paid over five years. In addition, we used cash of $2.1 million to purchase our common stock on the open market.

Additional Liquidity and Capital Resources

       We completed our acquisition of Kadant Johnson on May 11, 2005 for approximately $113.9 million, of which $101.5 million was paid in cash at closing, $1.7 million, which we expect to pay in the third quarter of 2006 in settlement of post-closing adjustments, $4.8 million for acquisition-related costs the majority have been paid, and $5.9 million we expect to pay in annual installments through 2010 related to certain tax assets acquired from Kadant Johnson, the value of which we expect to realize. In the second quarter of 2006, we paid $0.6 million of this additional consideration. The remaining balance, of which $1.8 million is included in other current liabilities and $3.5 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next four years as follows: 33% in May of 2007, 15% in both May 2008 and 2009, and 37% in May 2010. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (Credit Agreement) effective as of May 9, 2005, and as subsequently amended, in the aggregate principal amount of up to $95 million, including a $35 million revolver. The Credit Agreement includes a $60 million term loan, which is repayable in quarterly installments over a five-year period. The current remaining aggregate principal amount to be repaid each year is as follows: $4.5 million, $10.5 million, $13.5 million, and $14.8 million in 2006, 2007, 2008, and 2009, respectively.

       The amount we are able to borrow under the revolving line of credit is the total borrowing capacity less any outstanding letters of credit and multi-currency borrowings issued under the Credit Agreement. As of July 1, 2006, we had $14.4 million of borrowing capacity under the revolving line of credit.

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

       In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances including when we make a material acquisition, and a minimum consolidated fixed charge coverage ratio of 1.5. Pursuant to an amendment to the Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio is increased from 2.5 to 2.75 in the second and third quarter of 2006 due to the Huayi Acquisition. In addition to the financial covenants, we are also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of July 1, 2006, we were in compliance with these covenants.



<

>

                                  KADANT INC.

Liquidity and Capital Resources (continued)

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

       Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan and the Mortgage and Security Agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the Credit Agreement or any successor credit facility would be an event of default under the Loan.

       On May 5, 2006, we used $7.8 million of the proceeds from the Loan to prepay a portion of our existing variable-rate term loan under the Credit Agreement.

       To hedge the exposure to movements in the variable interest rate on the Loan, on May 3, 2006, we entered into a swap agreement with Citizens Bank of Massachusetts effective May 5, 2006, which converts the Loan from a floating rate to a fixed rate of interest. The swap agreement has a ten-year term, the same quarterly payment dates as the Loan, and reduces in line with the amortization of the Loan. The swap agreement automatically terminates in the event there are no outstanding borrowings under the Credit Agreement (or successor credit facility), the Loan, or any other borrowing under which Citizens Bank of Massachusetts is a lender. Under the swap agreement, we will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the Loan is that we will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under the swap agreement and the applicable margin of 1% on the loan). The guarantee and default provisions of the Credit Agreement (and any successor credit facility) and the Loan, including those contained in the Mortgage and Security Agreement, also apply to the swap agreement.


<

>

                                  KADANT INC.

Liquidity and Capital Resources (continued)

       On January 21, 2006, on behalf of our subsidiary Kadant Jining, we entered into an asset purchase agreement with Huayi to acquire substantially all of the assets of Huayi, excluding accounts receivable and certain liabilities of the business, for approximately $20 million, subject to adjustment. Huayi is a supplier of stock-preparation equipment in China with unaudited revenues of approximately $15 million in 2005. On June 2, 2006, Kadant Jining assumed responsibility for the operation of the acquired business and completed the acquisition of fixed assets consisting of machinery, equipment, and inventory, for approximately $6.7 million, of which $5.6 million was paid in cash and $1.1 million will be paid over the next 19 months as certain obligations are satisfied. On June 6, 2006, Kadant Jining borrowed 40 million Chinese
Renminbi, or $5.0 million, under a 47 month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%. The acquisition of Huayi's buildings and land-use rights, and payment of the remaining purchase price for the business are expected to be completed in the third quarter of 2006 upon the issuance of required governmental certificates. The remaining purchase obligation is approximately $13.2 million, which includes $1.9 million of cash to be acquired. We plan to finance the remaining purchase obligation, of which $10.6 million will be paid in the third quarter of 2006 and $2.6 million will be paid over the next 19 months as certain obligations are satisfied, through a combination of cash and borrowings in China.

       On May 6, 2005, our board of directors authorized the repurchase of up to $15.0 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2005 through May 18, 2006. As of July 1, 2006, we had repurchased 376,700 shares of our common stock for $7.1 million under this authorization. On May 3, 2006, our board of directors authorized the repurchase of up to $15.0 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2006 through May 18, 2007. As of July 1, 2006, no purchases had been made under this new authorization. From July 2, 2006 through August 9, 2006, we purchased 49,500 shares for $1.1 million under this new authorization.

       It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through July 1, 2006, we have not provided for U.S. income taxes on approximately $57.7 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.4 million.

       On October 21, 2005, Kadant Composites LLC sold its composites business, presented as a discontinued operation in the accompanying condensed consolidated financial statements. As part of the transaction, Kadant Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. At July 1, 2006, the warranty reserve for the composites business was $3.6 million. Our liquidity and consolidated results will continue to be impacted by future cash payments for warranty claims and any adjustments to this warranty obligation. Adjustments to our results for these items will continue to be classified within the results for the discontinued operation in our consolidated financial statements.

       Excluding the completion of the Huayi Acquisition, we currently have no material commitments for capital expenditures. We plan to make expenditures of approximately $3.0 million during the remainder of 2006 for property, plant, and equipment.

       In the future, our liquidity position will be primarily affected by the level of cash flows from operations and the amount of cash expended on the Huayi Acquisition, debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our Credit Agreement, cash proceeds from additional borrowings we anticipate entering into in China to complete the Huayi Acquisition, and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.



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

Item 4 - Controls and Procedures
--------------------------------

(a)    Evaluation of Disclosure Controls and Procedures

       Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2006. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 1, 2006, our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control Over Financial Reporting

       No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

       We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. In recent years, the industry in certain geographic regions, notably North America, has been in a prolonged downcycle, resulting in decreased spending, mill closures, consolidations, and bankruptcies, all of which have adversely affected our business. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. These cyclical downturns can cause our sales to decline and adversely affect our profitability.

A significant portion of our international sales has, and may in the future, come from China.

       During the first six months of 2006 approximately $33.2 million, or 20%, of our revenues were to customers in China. Our operation of manufacturing facilities in China, as well as an increase in revenues there, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer's specific requirements, involve increased credit risk due to payment terms that are applicable to doing business in China. In addition, the timing of these orders is often difficult to predict.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

       During the first six months of 2006 approximately 59% of our sales were to customers outside the United States, principally in Europe and Asia. International revenues are subject to a number of risks, including the following:
      - agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
      -     foreign customers may have longer payment cycles;
      - foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade; and
      - the protection of intellectual property in foreign countries may be more difficult to enforce.

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

       On May 9, 2005, we entered into a Credit Agreement, as subsequently amended, consisting of a $60 million five-year term loan and a $35 million revolver. On May 11, 2005, we borrowed $60 million to fund the acquisition of Kadant Johnson under the term loan. On May 4, 2006, we borrowed $10 million under a ten-year variable-rate note and on June 6, 2006, we borrowed $5 million under a 47 month variable-rate note. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

       Our indebtedness bears interest at floating rates and as a result, our interest payment obligations on this indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, we have converted 60% of the original term loan and the entire $10 million note to fixed rates of interest through interest rate swap agreements.

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

       On October 21, 2005, Kadant Composites LLC sold its composites business. As part of the transaction, Kadant Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. Our consolidated results will continue to be impacted by these warranty obligations and we may be unable to accurately predict the potential liabilities related to these product warranties. In 2003 and 2004, Kadant Composites LLC experienced a significant increase in warranty claims and warranty expense related to its composite decking products including, but not limited to, contraction of certain deck boards and excessive oxidation that affects the integrity of the plastic used in some of its decking products. Included in the increased warranty expense was the cost of exchanging material held by its distributors with new material that, we believe, is not susceptible to this oxidation issue, and our best estimate of future potential costs related to valid claims arising from installed products. In 2005, Kadant Composites LLC experienced a higher-than-expected level of warranty claims associated with previously identified product issues. Kadant Composites LLC assesses the adequacy of the warranty reserve each quarter and increases the warranty provision as needed; however, the reserve established may not be sufficient if Kadant Composites LLC incurs warranty claims higher than anticipated. It is reasonably possible that the ultimate settlement of such warranty claims may exceed the amount of the warranty reserve. In addition, there can be no assurance that other problems will not develop. A continued high level of warranty claims or expenses would have an adverse impact on the warranty reserve and would adversely affect our consolidated results.


<

>

                                  KADANT INC.

Risk Factors (continued)

Our inability to successfully integrate Kadant Johnson into our business could have a material adverse effect on our business.

       On May 11, 2005, we acquired Kadant Johnson. The integration of Kadant Johnson into our business involves the merger of employees, products, and services over multiple U.S. and international locations. We may not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the acquisition. To meet our quarterly certification requirements and in anticipation of incorporating Kadant Johnson into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Kadant Johnson's internal control structure to ensure that its controls over financial reporting are consistent with our policies and procedures. Given the multi-location structure of the Kadant Johnson business, this review will take significant time and effort, similar to our Sarbanes-Oxley compliance efforts in 2004, and will involve significant cost. During this process, we may identify control deficiencies. Our ability to realize the value of the goodwill and other intangibles recorded for this acquisition will depend on the future cash flows of the Kadant Johnson business. If these future cash flows are below what we anticipated, we may incur future impairment losses associated with goodwill and intangibles, which could have a material adverse effect on our results of operations.

Our inability to successfully integrate Kadant Jining or to complete the acquisition of the remaining assets could adversely affect our business.

       Our strategy includes the ability to manufacture components and equipment in low-cost regions such as China. We recently entered into an asset purchase agreement to acquire a Chinese supplier of stock-preparation equipment. On June 2, 2006, our subsidiary, Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining) assumed responsibility for the operation of the acquired business and completed the acquisition of fixed assets consisting of machinery, equipment and inventory. In the third quarter of 2006, we expect to complete the remaining portion of the acquisition which includes acquiring the land use rights and buildings. The completion of this acquisition is subject to the satisfaction of closing conditions, including obtaining required governmental certificates, and we may not be able to complete this acquisition on favorable terms or on a timely basis. Our inability to successfully acquire title to all of the assets would delay the implementation of our strategy to manufacture parts and components for stock-preparation equipment in a low-cost region, and could adversely affect our ability to compete cost-effectively in Asia and other markets.

       We will be working on integrating Kadant Jining into our business, and in anticipation of incorporating them into our 2007 Sarbanes-Oxley compliance process, we will be reviewing their internal control structure to ensure that their controls over financial reporting are consistent with our policies and procedures. We may identify control deficiencies during this process and we may not be successful in integrating Kadant Jining into our business or obtaining the anticipated cost savings or synergies from the acquisition.


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


<

>

                                  KADANT INC.

Risk Factors (continued)

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


<

>

                                  KADANT INC.


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information about purchases by us of our common stock during the three months ended July 1, 2006:

                      Issuer Purchases of Equity Securities
                      -------------------------------------
                                                                                                       Approximate Dollar Value
                                                                             Total Number of Shares         of Shares that
                                                                              Purchased as Part of            May Yet Be
                          Total Number of Shares      Average Price Paid       Publicly Announced             Purchased
     Period                 Purchased (1)               per Share                Plans (2)                Under the Plans
---------------------------------------------------------------------------------------------- --------------------------------

4/2/06 - 4/30/06                 -                          -                          -                     $  7,944,105
5/1/06 - 5/31/06                 -                          -                          -                     $ 15,000,000
6/1/06 - 7/1/06                  -                          -                          -                     $ 15,000,000
Total:                           -                          -                          -

(1)  During the second quarter of 2006, we did not repurchase any of our common stock.

(2)  On May 3, 2006, our board of directors authorized the repurchase of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2006 through May 18, 2007


Item 4 - Submission of Matters to a Vote of Security Holders

       On May 25, 2006, at the annual meeting of shareholders, the shareholders re-elected two incumbent directors and approved our 2006 equity incentive plan. Dr. John K. Allen and Mr. Francis L. McKone were elected to the class of directors whose three-year term expires at Kadant's annual meeting of shareholders in 2009. Dr. Allen received 12,408,200 shares voted in favor of his election and 636,811 shares voted against. Mr. McKone received 11,046,203 shares voted in favor of his election and 1,998,808 shares voted against.

       At the annual meeting, stockholders also approved a proposal to adopt our 2006 equity incentive plan and reserve 900,000 shares of our common stock for distribution under the plan. The plan received 8,346,743 shares voted in favor of adoption, 3,148,307 shares voted against, 25,286 shares abstained, and 1,524,675 shares of broker non-votes.

Item 6 - Exhibits

       See Exhibit Index on the page immediately preceding exhibits.




<

>
                                  KADANT INC.

                                  SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August, 2006.

                                              KADANT INC.

                                              /s/ Thomas M. O'Brien
                                              ----------------------------------
                                              Thomas M. O'Brien
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



<

>


                                   KADANT INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

2.1 Business Transfer Agreement dated as of May 31, 2006 between Kadant Light Machinery (Jining) Co., Ltd. and Jining Huayi Light Industry Machinery Company. (1).

10.1 (Middle/Long-Term) RMB Loan Agreement dated as of June 6, 2006 between Kadant Light Machinery (Jining) Co., Ltd. and Bank of China Limited, Jining Branch.

10.2 Supplementary Agreement to (Middle/Long-Term) RMB Loan Agreement dated as of June 6, 2006 between Kadant Light Machinery (Jining) Co., Ltd. and Bank of China Limited, Jining Branch.

10.3 Payment Guarantee Agreement dated as of June 6, 2006 between Kadant Light Machinery (Jining) Co., Ltd. and Bank of China Limited, Jining Branch.

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


               (1) The schedules and annexes to the agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.