Form 10-Q
period 2006-09-30
KADANT INC
filed 2006-11-08
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-11406

KADANT INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1762325
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Technology Park Drive Westford, Massachusetts	01886
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (978) 776-2000

One Acton Place, Suite 202, Acton, Massachusetts 01720

(Former Address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2006
Common Stock, $.01 par value	14,038,016

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet

(Unaudited)

Assets

(In thousands)	September 30, 2006	December 31, 2005
Current Assets:
Cash and cash equivalents	$39,089	$40,822
Accounts receivable, less allowances of $2,458 and $2,221	48,638	41,822
Unbilled contract costs and fees	30,696	11,603
Inventories (Note 5)	41,498	35,115
Other current assets	14,255	11,969
Assets of discontinued operation (Note 13)	7,756	14,030

Total Current Assets	181,932	155,361

Property, Plant, and Equipment, at Cost	97,981	85,668
Less: Accumulated depreciation and amortization	57,015	52,761

	40,966	32,907

Other Assets	8,501	6,856

Intangible Assets	34,582	36,262

Goodwill (Note 4)	135,606	124,425

Total Assets	$401,587	$355,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)

(Unaudited)

Liabilities and Shareholders’ Investment

(In thousands, except share amounts)	September 30, 2006	December 31, 2005
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$8,699	$9,000
Accounts payable	39,535	20,229
Accrued payroll and employee benefits	14,002	14,002
Customer deposits	8,299	3,636
Accrued income taxes	3,311	1,847
Billings in excess of contract costs and fees	1,072	8,032
Accrued restructuring costs (Note 8)	502	4,781
Other current liabilities	21,284	11,789
Liabilities of discontinued operation (Note 13)	2,664	6,599

Total Current Liabilities	99,368	79,915

Long-Term Obligations (Note 6)	47,248	46,500

Other Long-Term Liabilities	21,137	20,726

Minority Interest	1,318	1,045

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520 shares issued	146	146
Capital in excess of par value	93,814	97,297
Retained earnings	149,312	136,050
Treasury stock at cost, 601,591 and 1,055,756 shares	(13,836)	(24,254)
Deferred compensation	—	(124)
Accumulated other comprehensive items (Note 2)	3,080	(1,490)

	232,516	207,625

Total Liabilities and Shareholders’ Investment	$401,587	$355,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 30, 2006	October 1, 2005
Revenues	$90,586	$64,799

Costs and Operating Expenses:
Cost of revenues	58,366	38,557
Selling, general, and administrative expenses	21,536	20,267
Research and development expenses	1,429	1,315
Restructuring and other income (Note 8)	—	(78)

	81,331	60,061

Operating Income	9,255	4,738

Interest Income	233	337
Interest Expense	(881)	(826)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	8,607	4,249
Provision for Income Taxes	2,693	1,519
Minority Interest Expense	90	96

Income from Continuing Operations	5,824	2,634
Loss from Discontinued Operation (net of income tax benefit of $35 and $1,213) (Note 13)	(183)	(2,252)

Net Income	$5,641	$382

Basic Earnings per Share (Note 3):
Continuing Operations	$.42	$.19
Discontinued Operation	(.02)	(.16)

Net Income	$.40	$.03

Diluted Earnings per Share (Note 3):
Continuing Operations	$.41	$.19
Discontinued Operation	(.01)	(.16)

Net Income	$.40	$.03

Weighted Average Shares (Note 3):
Basic	13,946	13,861

Diluted	14,216	14,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income

(Unaudited)

	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2006	October 1, 2005
Revenues	$255,744	$180,629

Costs and Operating Expenses:
Cost of revenues	162,187	110,924
Selling, general, and administrative expenses	66,155	53,658
Research and development expenses	4,470	3,610
Restructuring and other costs (income), net (Note 8)	138	(78)

	232,950	168,114

Operating Income	22,794	12,515
Interest Income	743	1,188
Interest Expense	(2,479)	(1,301)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	21,058	12,402
Provision for Income Taxes	6,677	3,376
Minority Interest Expense	195	158

Income from Continuing Operations	14,186	8,868
Loss from Discontinued Operation (net of income tax benefit of $528 and $1,297) (Note 13)	(924)	(2,408)

Net Income	$13,262	$6,460

Basic Earnings per Share (Note 3):
Continuing Operations	$1.03	$.64
Discontinued Operation	(.06)	(.18)

Net Income	$.97	$.46

Diluted Earnings per Share (Note 3):
Continuing Operations	$1.01	$.63
Discontinued Operation	(.07)	(.17)

Net Income	$.94	$.46

Weighted Average Shares (Note 3):
Basic	13,743	13,893

Diluted	14,038	14,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2006	(Revised—See Note 1) October 1, 2005
Operating Activities:
Net income	$13,262	$6,460
Loss from discontinued operation (Note 13)	924	2,408

Income from continuing operations	14,186	8,868
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	5,614	4,867
Provision for losses on accounts receivable	362	75
Stock-based compensation expense	869	—
Minority interest expense	195	158
Other, net	(1,104)	1,046
Changes in current accounts, net of effects of acquisitions:
Accounts receivable	(5,826)	(2,083)
Unbilled contract costs and fees	(18,799)	353
Inventories	(3,323)	2,434
Other current assets	(1,125)	295
Accounts payable	18,247	(2,479)
Other current liabilities	(5,543)	(2,384)

Net cash provided by continuing operations	3,753	11,150
Net cash (used in) provided by discontinued operation	(4,682)	640

Net cash (used in) provided by operating activities	(929)	11,790

Investing Activities:
Acquisitions, net of cash acquired (Note 4)	(11,894)	(103,113)
Capitalized acquisition costs	—	1,916
Acquisition of minority interest in subsidiary	—	(1,129)
Purchases of property, plant, and equipment	(2,550)	(1,919)
Proceeds from sale of property, plant, and equipment	258	39
Other, net	(136)	(62)

Net cash used in continuing operations	(14,322)	(104,268)
Net cash provided by (used in) discontinued operation	4,207	(42)

Net cash used in investing activities	(10,115)	(104,310)

Financing Activities:
Proceeds from issuance of short- and long-term obligations (Note 6)	15,072	60,000
Repayment of short- and long-term obligations	(15,225)	(3,284)
Increase in short- and long-term obligations	—	4,000
Net proceeds from issuance of Company common stock	7,392	839
Purchases of Company common stock	(3,114)	(5,437)
Excess tax benefits from stock option exercises	1,911	—
Payment of debt issuance costs	(186)	(652)

Net cash provided by continuing operations	5,850	55,466
Net cash provided by discontinued operation	—	—

Net cash provided by financing activities	5,850	55,466

Exchange Rate Effect on Cash	1,570	(1,954)

Change in Cash from Discontinued Operation	1,891	(188)

Decrease in Cash and Cash Equivalents	(1,733)	(39,196)
Cash and Cash Equivalents at Beginning of Period	40,822	82,089

Cash and Cash Equivalents at End of Period	$39,089	$42,893

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at September 30, 2006, its results of operations for the three- and nine-month periods ended September 30, 2006, and October 1, 2005, and cash flows for the nine-month periods ended September 30, 2006, and October 1, 2005. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 31, 2005, has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The condensed consolidated financial statements and related notes are presented as permitted by instructions to Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

Certain prior-period amounts have been reclassified to conform to the 2006 presentation.

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005
Non-cash Investing Activities:
Fair value of assets acquired	$22,795	$158,166
Cash paid for acquired business	(14,074)	(105,644)

Liabilities assumed of acquired business	$8,721	$52,522

Non-cash Financing Activities:
Increase in short- and long-term obligations	$10,359	$—

The increase in short- and long-term obligations of $10,359,000 in the first nine months of 2006 consists of consideration of $6,468,000 to be paid for Kadant Jining and consideration of $3,891,000 to be paid for Kadant Johnson. The consideration of $6,468,000 for Kadant Jining includes $2,656,000 paid to date in the fourth quarter of 2006 and $3,812,000 which the Company expects to pay through January 2008 as certain obligations are satisfied. The consideration of $3,891,000 to be paid for Kadant Johnson consists of $2,147,000 of additional consideration to be paid over four years for certain tax assets of Kadant Johnson, the value of which the Company expects to realize, $1,576,000 paid in the fourth quarter of 2006 in settlement of post-closing adjustments, and $168,000 of acquisition-related costs the Company expects to pay by the end of 2006.

In the first nine months of 2005, the Company separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operation, which in prior periods were reported on a combined basis as a single amount.

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

2.	Comprehensive Income

Comprehensive income combines net income and “other comprehensive items,” which represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains and losses on hedging instruments. The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net Income	$5,641	$382	$13,262	$6,460

Other Comprehensive Items:
Foreign Currency Translation Adjustments	1,590	207	4,806	(3,456)
Deferred (Loss) Gain on Hedging Instruments	(456)	398	(236)	32

	1,134	605	4,570	(3,424)

Comprehensive Income	$6,775	$987	$17,832	$3,036

3.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Income from Continuing Operations	$5,824	$2,634	$14,186	$8,868
Loss from Discontinued Operation	(183)	(2,252)	(924)	(2,408)

Net Income	$5,641	$382	$13,262	$6,460

Basic Weighted Average Shares	13,946	13,861	13,743	13,893
Effect of Stock Options	270	306	295	293

Diluted Weighted Average Shares	14,216	14,167	14,038	14,186

Basic Earnings per Share:
Continuing Operations	$.42	$.19	$1.03	$.64
Discontinued Operation	(.02)	(.16)	(.06)	(.18)

Net Income	$.40	$.03	$.97	$.46

Diluted Earnings per Share:
Continuing Operations	$.41	$.19	$1.01	$.63
Discontinued Operation	(.01)	(.16)	(.07)	(.17)

Net Income	$.40	$.03	$.94	$.46

Options to purchase approximately 74,100 and 201,700 shares of common stock for the third quarters of 2006 and 2005, respectively, and approximately 129,900 and 215,700 shares of common stock for the first nine months of 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive.

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4.	Acquisitions

On June 2, 2006, the Company’s subsidiary Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), and, by September 30, 2006, acquired the assets of Huayi including cash, inventory, machinery, equipment, and buildings for $20,895,000, net of assumed liabilities of $2,253,000 related to acquired customer deposits (Kadant Jining Acquisition). Of the total consideration, $14,427,000 was paid in cash, including $353,000 paid in 2005 related to acquisition costs. To finance a portion of the purchase price Kadant Jining borrowed 40 million Chinese Renminbi, or $5,072,000 (See Note 6). The remaining purchase obligation, which has been accrued as of September 30, 2006, is $6,468,000, of which $5,128,000 is included in other current liabilities and $1,340,000 is included in other long-term liabilities in the accompanying condensed balance sheet. Of the remaining purchase obligation, $2,656,000 was paid to date in the fourth quarter of 2006 and $3,812,000 which the Company expects to pay through January 2008 as certain post-closing and indemnification obligations are satisfied. The Company expects to fund the remaining purchase obligaton of $3,812,000 through a combination of cash and borrowings in China. Pursuant to the asset purchase agreement, Kadant Jining issued $3,812,000 of bank payment guarantees associated with the remaining purchase obligation which may be drawn upon by the sellers through January 2008 as certain obligations are satisfied. Huayi is a supplier of stock-preparation equipment in China, with unaudited revenues of approximately $15,000,000 in 2005. The Company believes that the acquisition of the Huayi will allow the Company to deliver its stock-preparation systems and aftermarket products to customers in China more efficiently, supply parts and components to North America and Europe, and extend our customer base to include more small-to-midsize mills in China.

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

The following table summarizes the preliminary purchase price allocation for this acquisition and the estimated fair values of assets acquired and liabilities assumed (in thousands):

Allocation of Purchase Price as of September 30, 2006:
Cash and Cash Equivalents	$2,180
Inventory	2,442
Other Current Assets	415
Property, Plant, and Equipment	9,344
Other Assets	2,617
Goodwill	6,150

Total Assets Acquired	$23,148

Current Liabilities Assumed	$2,253

Net Assets Acquired	$20,895

Consideration:
Cash	$8,530
Debt	5,072
Short- and Long-Term Obligations	6,468
Acquisition Costs	825

Total Consideration	$20,895

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Company’s results for the nine months ended September 30, 2006 would not have been materially different from its reported results if the Kadant Jining Acquisition had occurred at the beginning of 2006.

On May 11, 2005, the Company acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a privately held supplier of fluid-handling systems and equipment based in Three Rivers, Michigan. The purchase price for the acquisition was $114,037,000, of which $101,458,000 was paid in cash at closing, $1,576,000 to be paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4,856,000 for acquisition-related costs the majority of which have been paid, and $6,147,000 of additional cash consideration that the Company expects to pay over four years. The additional consideration of $6,147,000 relates to certain tax assets of Kadant Johnson, the value of which the Company expects to realize. In the second quarter of 2006, the Company paid $600,000 of this additional consideration. The remaining balance, of which $1,836,000 is included in other current liabilities and $3,711,000 is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next four years as follows: 6% in November 2006, 27% in May 2007, 17% in both May 2008 and 2009, and 33% in May 2010.

This acquisition was accounted for under the purchase method of accounting. The total consideration through September 30, 2006, for Kadant Johnson was $114,037,000 for acquired assets of $160,224,000, including goodwill of $54,447,000 and intangible assets of $34,480,000, and assumed liabilities of $46,187,000. Included in intangible assets is $8,100,000 associated with the acquisition of the Johnson tradename, which has an indefinite life and is not being amortized. The remaining intangible assets are being amortized using the straight-line method over periods ranging from 3 to 20 years with a weighted-average amortization period of 15 years.

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

(In thousands)	Nine Months Ended October 1, 2005
Revenues	$209,695

Operating Income *	1,844

Loss from Continuing Operations	(534)
Loss from Discontinued Operation	(2,408)

Net Loss	$(2,942)

Basic Loss per Share:
Loss from Continuing Operations	$(.04)
Net Loss	$(.21)

Diluted Loss per Share:
Loss from Continuing Operations	$(.04)
Net Loss	$(.21)

*	Included in operating income for the first nine months of 2005 was $11.0 million in one-time bonuses and approximately $3.1 million in acquisition-related costs that Kadant Johnson incurred prior to the acquisition.

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

5.	Inventories

The components of inventories are as follows:

(In thousands)	September 30, 2006	December 31, 2005
Raw Materials and Supplies	$21,448	$19,971
Work in Process	10,885	5,605
Finished Goods (includes $274 and $328 at customer locations)	9,165	9,539

	$41,498	$35,115

6.	Long-Term Obligations and Other Financial Instruments

Long-term Obligations

Long-term obligations are as follows:

(In thousands)	September 30, 2006	December 31, 2005
Variable Rate Term Loan, due from 2006 to 2010	$41,000	$55,500
Variable Rate Term Loan, due from 2006 to 2016	9,875	—
Variable Rate Term Loan, due 2010	5,072	—

Total Long-Term Obligations	55,947	55,500
Less: Current Maturities	(8,699)	(9,000)

Long-Term Obligations, less Current Maturities	$47,248	$46,500

To fund a portion of the purchase price for the acquisition of Kadant Johnson, the Company entered into a term loan and revolving credit facility (Credit Agreement) effective May 9, 2005, as subsequently amended, in the aggregate principal amount of up to $95,000,000, including a $35,000,000 revolver. On May 11, 2005, the Company borrowed $60,000,000 under the Credit Agreement, which is repayable in quarterly installments over a five-year period.

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

On June 6, 2006, Kadant Jining borrowed 40 million Chinese Renminbi, or $5,072,000, under a 47-month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%. As of September 30, 2006, the interest rate on this borrowing was 5.508%.

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Financial Instruments

The Company entered into a swap agreement, which was effective May 17, 2005, to convert $36,000,000 of the principal balance of the $60,000,000 term loan under the Credit Agreement from a floating rate to a fixed rate of interest. This swap agreement has a five-year term with the same quarterly payment dates as the hedged portion of the term loan and reduces proportionately in line with the amortization of the term loan. Under this swap agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 4.125%. The net effect on interest expense for the hedged portion of the term loan ($36,000,000) is that the Company will pay a fixed interest rate of up to 5.375% (the sum of the 4.125% fixed rate under this swap agreement and the applicable margin of up to 1.25% on the term loan). The guarantee provisions and the default and financial covenants, as well as certain restrictions on the payment of dividends included in the Credit Agreement, also apply to this swap agreement.

This swap agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of September 30, 2006, the unrealized gain associated with this swap agreement was $523,000, which is included in other assets and within accumulated other comprehensive items on a net of tax basis in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with this swap is remote based on the creditworthiness of the financial institution issuing it.

To hedge the exposure to movements in the variable interest rate on the Loan, on May 3, 2006, the Company entered into a swap agreement with the Lender effective May 5, 2006, which converts the Loan from a floating rate to a fixed rate of interest. This swap agreement has a ten-year term, the same quarterly payment dates as the Loan, and reduces in line with the amortization of the Loan. This swap agreement automatically terminates in the event there are no outstanding borrowings under the Credit Agreement (or successor credit facility), the Loan, or any other borrowing in which Citizens Bank of Massachusetts is a lender. Under this swap agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the Loan is that the Company will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under this swap agreement and the applicable margin of 1% on the Loan). The guarantee and default provisions of the Credit Agreement (and any successor credit facility) and the Loan, including those contained in the Mortgage and Security Agreements, also apply to this swap agreement.

This swap agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of September 30, 2006, the unrealized loss associated with this swap agreement was $350,000, which is included in other liabilities and within accumulated other comprehensive items on a net of tax basis in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with this swap is remote based on the creditworthiness of the financial institution issuing it.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The changes in the carrying amount of the Company’s product warranties for its continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Balance at Beginning of Period	$3,298	$3,766	$2,836	$3,582
Provision (benefit)	300	(147)	1,333	823
Usage	(339)	(611)	(998)	(1,523)
Acquired warranty obligation	—	—	—	232
Currency translation	13	(14)	101	(120)

Balance at End of Period	$3,272	$2,994	$3,272	$2,994

Contributing to the $147,000 benefit in the third quarter of 2005 was a reduction of $616,000 in warranty reserves in our North American stock-preparation equipment product line largely due to significantly improved claims experience.

See Note 13 for warranty information related to the discontinued operation.

8.	Restructuring and Other Costs (Income)

2004 Restructuring Plan

In an effort to improve operating performance at the Papermaking Systems segment’s Kadant Lamort subsidiary in France, the Company approved a restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort’s competitive position in the European paper industry. The restructuring primarily included the reduction of 97 full-time positions across all functions in France and was implemented in 2005. The Company accrued a restructuring charge, in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits—An Amendment of Financial Accounting Standards Board (FASB) Statements No. 5 and 43,” for severance and other termination costs in connection with the workforce reduction of $9,235,000 in the fourth quarter of 2004 and reduced the estimate by $71,000 in 2005. As a result of the restructuring, the Company realized a $78,000 curtailment gain in the third quarter of 2005 associated with Kadant Lamort’s pension plan.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

A summary of the changes in accrued restructuring costs are as follows:

(In thousands)	Severance & Other
2004 Restructuring Plan
Balance at December 31, 2005	$4,658
Usage	(4,590)
Currency translation	434

Balance at September 30, 2006	$502

2005 Restructuring Plan
Balance at December 31, 2005	$123
Provision	138
Usage	(261)

Balance at September 30, 2006	$—

The estimated restructuring costs are based on the Company’s best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of September 30, 2006. Due to the lengthy restructuring process in France and the long notification periods, the related cash payments associated with the Kadant Lamort restructuring, which was initiated at the end of 2004, will extend into the fourth quarter of 2006.

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

9.	Business Segment Information

The Company has combined its operating entities into one operating segment, Papermaking Systems and two separate product lines, Fiber-based Products and Casting Products, which are reported in Other. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. Kadant Jining, acquired in June 2006, is presented in the Papermaking Systems segment within the stock-preparation systems and equipment product line.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues:
Papermaking Systems	$88,101	$62,879	$244,601	$172,978
Other (a)	2,485	1,920	11,143	7,651

	$90,586	$64,799	$255,744	$180,629

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems (b)	$11,651	$6,388	$29,418	$16,163
Corporate and Other (a) (c)	(2,396)	(1,650)	(6,624)	(3,648)

Total Operating Income	9,255	4,738	22,794	12,515
Interest Expense, Net	(648)	(489)	(1,736)	(113)

	$8,607	$4,249	$21,058	$12,402

Capital Expenditures:
Papermaking Systems	$1,339	$741	$2,314	$1,493
Corporate and Other (a) (c)	105	303	236	426

	$1,444	$1,044	$2,550	$1,919

(a)	“Other” includes the results from the Company’s Fiber-based Products business and Casting Products business.
(b)	In the first quarter of 2006, the Company changed its reporting of certain royalty income and associated expenses from Corporate to the Papermaking Systems segment. Information in the 2005 periods has been reclassified to conform to this presentation.
(c)	Corporate primarily includes general and administrative expenses.

10.	Stock-Based Compensation

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees that are ultimately expected to vest and do actually vest, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to recognition of compensation expense in the income statement under SFAS 123R. Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. Under this method, beginning on January 1, 2006, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards. The Company has used the Black-Scholes option-pricing model to determine fair value for all share-based payments. Compensation expense is recognized over the vesting period of the award. Prior-period financial information has not been restated for the adoption of SFAS 123R.

As of September 30, 2006, the Company had several share-based compensation plans that are described below. As a result of the adoption of SFAS 123R on January 1, 2006, the Company’s results of operations for the three and nine months ended September 30, 2006 included incremental share-based pre-tax compensation expense of $49,000 and $252,000, respectively, related to stock options. The total stock-based compensation cost, including compensation expense associated with restricted stock, for the three and nine-months ended September 30, 2006 of $65,000 and $869,000, respectively, is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. The total income tax benefit recognized in the income statement for share-based compensation agreements for the three and nine months ended September 30, 2006 was $26,000 and $348,000, respectively. The adoption of SFAS 123R also resulted in the inclusion in cash flows from financing activities of $1,911,000 of total tax benefits realized from stock options exercised during the first nine months of 2006 that would have been reflected in cash flows from operating activities prior to the adoption of SFAS 123R.

Stock Options—There were no stock options granted in the first nine months of 2006. For the first nine months of 2005, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming no expected dividends, with the following assumptions:

Nine Months Ended October 1, 2005
Options Granted	115,000
Weighted-average Exercise Price	$19.28
Weighted-average Grant Date Fair Value	$8.10
Expected Life (in years)	5
Volatility	42%
Risk-Free Interest Rate	3.89%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

the input of highly subjective assumptions, including expected stock price volatility. Expected stock price volatility was calculated based on a review of the Company’s actual historic stock prices commensurate with the expected life of the award. The expected option life was derived based on a review of the Company’s historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the option. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Options Outstanding at December 31, 2005	1,699	$15.82
Granted	—	—
Exercised	(569)	$12.98
Forfeited / Expired	(8)	$37.70

Options Outstanding at September 30, 2006	1,122	$17.10	2.7	$10,155

Options Exercisable at September 30, 2006	1,012	$16.68	2.4	$9,586

The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the nine-month periods ended September 30, 2006 and October 1, 2005, was $5,830,000 and $640,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 is based on the difference between the closing price of the Company’s common stock on September 30, 2006, which was $24.56, and the exercise price of the applicable option. In calculating the aggregate intrinsic value, the Company excluded those options with an exercise price greater than the closing price per share of the Company’s common stock as of September 30, 2006.

The Company received $7,392,000 from stock option exercises during the nine-month period ended September 30, 2006. As of September 30, 2006, the Company had approximately $156,000 of unrecognized compensation cost related to stock option awards that it expects to recognize as expense over a weighted average period of 1.4 years.

Restricted Stock—The Company grants shares to outside directors, which vest immediately, but are restricted from resale for three years from the date of award. In the first nine months of 2006 and 2005, the Company awarded 20,000 shares and 17,500 shares, respectively, of its restricted common stock with an aggregate value of $478,000 and $352,000, respectively, to its outside directors.

For periods prior to the adoption of SFAS 123R, the Company elected to follow APB Opinion No. 25 and related interpretations to account for its stock-based compensation plans. For these prior periods, no stock-based employee compensation cost related to stock option awards is reflected in net income, as all options granted under the plans had an exercise price equal to the market price of the underlying common stock on the date of grant.

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The following table illustrates the impact on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock-based employee compensation for the three- and nine-month periods ended October 1, 2005.

(In thousands, except per share amounts)	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Income from Continuing Operations	$2,634	$8,868
Loss from Discontinued Operation	(2,252)	(2,408)

Net Income As Reported	382	6,460
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(103)	(452)

Pro forma net income	$279	$6,008

Basic Earnings per Share:
As reported:
Income from continuing operations	$.19	$.64
Net income	$.03	$.46
Pro forma:
Income from continuing operations	$.18	$.61
Net income	$.02	$.43

Diluted Earnings per Share:
As reported:
Income from continuing operations	$.19	$.63
Net income	$.03	$.46
Pro forma:
Income from continuing operations	$.18	$.59
Net income	$.02	$.42

11.	Employee Benefit Plans

Defined Benefit Pension Plans and Post-Retirement Welfare Benefit Plans

The Company’s Kadant Web Systems subsidiary has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. This same subsidiary has a post-retirement welfare benefit plan (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefit plan and the plan includes limits on the subsidiary’s contributions.

The Company’s Kadant Lamort subsidiary sponsors a defined benefit pension plan, which is included in the table below in “Other Benefits.” Benefits under this plan are based on years of service and projected employee compensation.

The Company’s Kadant Johnson subsidiary also offers a post-retirement welfare benefit plan (included in the table below in “Other Benefits”) to its U.S. employees upon attainment of eligible retirement age. On

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

August 17, 2006, this post-retirement benefit plan was amended to reduce the annual subsidy provided under the plan starting January 1, 2007. In addition, this plan will be closed to participants who will not meet the retirement eligibility requirements on January 1, 2012.

The components of the net periodic benefit cost for the pension benefits and other benefits plans in the three- and nine-month periods ended September 30, 2006 and October 1, 2005 are as follows:

(In thousands)	Three Months Ended September 30, 2006		Three Months Ended October 1, 2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of Net Periodic Benefit Cost:
Service cost	$188	$42	$179	$92
Interest cost	262	75	252	110
Expected return on plan assets	(353)	—	(351)	—
Recognized net actuarial loss (gain)	15	6	—	(68)
Amortization of prior service cost (income)	11	(106)	11	(13)

Net periodic benefit cost	$123	$17	$91	$121

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	5.75%	4.65%	6.00%	5.80%
Expected long-term return on plan assets	8.50%	—	8.50%	—
Rate of compensation increase	4.00%	2.00%	4.00%	2.50%

	Nine Months Ended September 30, 2006		Nine Months Ended October 1, 2005
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of Net Periodic Benefit Cost:
Service cost	$564	$160	$536	$210
Interest cost	786	257	755	229
Expected return on plan assets	(1,060)	—	(1,053)	—
Recognized net actuarial loss (gain)	45	22	—	(51)
Amortization of prior service cost (income)	35	(134)	35	(37)

Net periodic benefit cost	$370	$305	$273	$351

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	5.75%	5.20%	6.00%	5.90%
Expected long-term return on plan assets	8.50%	—	8.50%	—
Rate of compensation increase	4.00%	2.00%	4.00%	2.50%

No cash contributions are expected in 2006 for the Kadant Web Systems’ noncontributory defined benefit retirement plan. For the remaining pension and post-retirement welfare benefit plans, no cash contributions, other than funding current benefit payments, are expected in 2006.

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

12.	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 will become effective in the first quarter of 2007. The Company is currently analyzing the effect that FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, the statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. This standard will become effective for the Company on December 30, 2006. The Company is currently analyzing the effect that SFAS 158 will have on its financial statements.

13.	Discontinued Operation

On October 21, 2005, the Company’s Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (the Buyer). As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Composites LLC deposited $3,500,000 of the sale proceeds into a special escrow fund administered by the Buyer to satisfy these warranty claims. During the second quarter of 2006, this special escrow fund was fully utilized and Composites LLC assumed responsibility for claims payment and processing.

Operating results for the composites business are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues	$—	$4,409	$—	$15,193

Operating Loss	(286)	(3,465)	(1,717)	(3,705)
Interest Income	68	—	265	—

Loss Before Income Tax Benefit (including $130 loss on disposal in the first nine months of 2006)	(218)	(3,465)	(1,452)	(3,705)
Income Tax Benefit	35	1,213	528	1,297

Loss From Discontinued Operation	$(183)	$(2,252)	$(924)	$(2,408)

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

	September 30,	December 31,
(In thousands)	2006	2005
Cash and cash equivalents	$3,852	$5,743
Restricted cash	724	4,145
Other accounts receivable	629	1,545
Current deferred tax asset	2,110	2,110
Other assets	441	487

Total Assets	$7,756	$14,030

Accrued warranty costs	2,274	5,276
Other current liabilities	390	1,323

Total Liabilities	2,664	6,599

Net Assets	$5,092	$7,431

The restricted cash of $724,000 as of September 30, 2006 represents the portion of the sale proceeds placed in escrow to satisfy certain indemnification obligations and associated interest. Other accounts receivable of $629,000 represents the portion of the sales price held by the Buyer for one year to satisfy certain indemnification obligations. The Buyer paid $629,000 to Composites LLC in October 2006.

All future activity associated with the warranty reserve will continue to be classified in the results of the discontinued operation in the Company’s consolidated financial statements. As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the original owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

Prior to the sale of the composites business, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that were subject to fluctuation. Through the second quarter of 2006, Composites LLC continued to record an estimate for warranty-related costs based on this methodology.

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above, when compared to actual warranty claims, made it no longer possible to calculate a reasonable estimate of the level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of September 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $2,274,000 to approximately $16,700,000. The high end of the range represents the estimated maximum level of warranty

KADANT INC.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss.

A summary of the changes in accrued warranty costs for the nine-month periods ended September 30, 2006 and October 1, 2005 is as follows:

	Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005
Balance at Beginning of Period	$5,276	$4,327
Provision	969	4,606
Usage	(3,971)	(2,902)

Balance at End of Period	$2,274	$6,031

KADANT INC.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned “Risk Factors” in Part II, Item 1A of this Report.

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

We were incorporated in Delaware in November 1991. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol “KAI”.

Papermaking Systems Segment

Our Papermaking Systems segment designs and manufactures stock-preparation systems and equipment, paper machine accessory equipment, water-management systems, and fluid-handling systems and equipment primarily for the paper and paper recycling industries. Our principal products include:

•	Stock-preparation systems and equipment: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers for preparation for entry into the paper machine during the production of recycled paper;

•	Paper machine accessory equipment: doctoring systems and related consumables that continuously clean papermaking rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, and application of coatings; and profiling systems that control moisture, web curl, and gloss during paper production;

•	Water-management systems: systems and equipment used to continuously clean paper machine fabrics and to drain, purify, and recycle process water during paper sheet formation; and

•	Fluid-handling systems and equipment: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles and food.

KADANT INC.

Other

Our other businesses include our Fiber-based Products business and our Casting Products business.

Our Fiber-based Products business produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Our Casting Products business manufactures grey and ductile iron castings.

Discontinued Operation

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all the assets comprising its composites business to LDI Composites Co. (the Buyer). As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. As of September 30, 2006, the accrued warranty reserve associated with the composites business was $2.3 million, which represents the low end of the range of potential loss. Composites LLC has calculated the remaining potential range of loss to be between $2.3 million and $16.7 million. (See Changes to our Method of Estimating the Level of Warranty Reserve at our Discontinued Operation below for further information.) All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in our consolidated financial statements.

International Sales

During the first nine months of 2006 and 2005, approximately 63% and 61%, respectively, of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission. There have been no material changes to these critical accounting policies since fiscal year-end 2005 that warrant further disclosure, except for the adoption of SFAS 123R and the changes to our method of estimating the level of warranty reserve at our discontinued operation noted below.

KADANT INC.

Adoption of SFAS 123R

Our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), in the first quarter of 2006 requires that we recognize stock-based compensation expense associated with stock options in the statement of income, rather than disclose it in a pro forma footnote to our consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We did not grant any stock options in the first nine months of 2006. For options granted prior to January 1, 2006, we calculated the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility—We derived the estimated stock price volatility based on a review of our actual historic stock prices commensurate with the expected life of the award.

Expected option life—Our estimate of an expected option life was derived based on a review of our historic option holding periods, including a consideration of the holding period inherent in currently vested but unexercised options. We believe that this historical data is currently the best estimate of the expected term of a new option.

Risk-free interest rate—We used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption as the risk-free interest rate.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Similar to the analysis for the expected option life, we reviewed historical forfeiture data and have applied an annual forfeiture rate of 2.5% to all unvested options as of December 31, 2005. We will reevaluate this analysis quarterly and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

Changes to our Method of Estimating the Level of Warranty Reserve at our Discontinued Operation

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (the Buyer). As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Activity associated with the warranty reserve is classified in the results of the discontinued operation in the Company’s consolidated financial statements. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the original owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

Prior to the sale of the composites business, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that were subject to fluctuation. Through the second quarter of 2006, Composites LLC continued to record an estimate for warranty-related costs based on this methodology.

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above, when compared to actual warranty claims, made it no longer possible to calculate a

KADANT INC.

reasonable estimate of the level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of September 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $2.3 million to approximately $16.7 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss.

Industry and Business Outlook

Our products are primarily sold to the pulp and paper industry. The paper industry in North America and Europe has been in a prolonged downcycle for the past several years. In contrast, the paper industry in China has experienced strong growth over the last several years. The performance of paper producers in North America and Europe has been generally improving over the past year. However, paper producers in those regions continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. As the financial performance of paper companies has improved, they have increased their capital and operating spending, which has had a positive effect on paper company suppliers, such as Kadant. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) increasing aftermarket sales in China, (ii) increasing sales of paper machine accessories and water-management products in China, (iii) increasing our use of low-cost manufacturing bases in China and Mexico, and (iv) penetrating new markets outside the paper industry. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

On May 11, 2005, we acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boxboards, metals, plastics, rubber, textiles, and food. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees. The purchase price for the acquisition was approximately $114.0 million, including $101.5 million paid in cash at closing, $1.6 million to be paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4.8 million for acquisition-related costs, the majority of which have been paid, and $6.1 million of additional cash consideration we expect to pay over four years. The additional consideration of $6.1 million relates to certain tax assets of Kadant Johnson, the value of which we expect to realize. We paid $0.6 million of this additional consideration in the second quarter of 2006, and the remaining amount is due over the next four years as follows: 6% in 2006, 27% in 2007, 17% in both 2008 and 2009, and 33% in 2010.

On June 2, 2006, our subsidiary Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) and, by September 30, 2006, acquired the assets of Huayi, including cash, inventory, machinery, equipment, and buildings for $20.9 million, net of $2.3 million of assumed liabilities (Kadant Jining Acquisition). The remaining purchase obligation, which has been accrued as of September 30, 2006, is $6.5 million, of which $2.7 million was paid to date in the fourth quarter of 2006 and the remaining $3.8 million which we expect to pay through January 2008 as certain post-closing and indemnification obligations are satisfied. Huayi is a supplier of stock-preparation equipment in China with unaudited revenues of approximately $15 million in 2005.

We continue to pursue market opportunities outside North America. In the last several years, China has become a significant market for our stock-preparation equipment. To capitalize on this growing market, we plan to manufacture certain of our accessories and water-management products in our China facilities in 2007.

KADANT INC.

Revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China’s banking system. These delays can cause delays in receiving orders and, as a result, could delay our recognizing revenue on these projects to periods later than originally anticipated. We plan to use Kadant Jining as a base for increasing our aftermarket business, which we believe will be more predictable.

Our 2006 guidance reflects expected revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation. For the fourth quarter of 2006, we expect to report between $.24 and $.27 per diluted share, on revenues of $82 to $84 million. The guidance for the fourth quarter of 2006 includes an estimated $.01 per diluted share for restructuring costs. For the full year, we expect to report between $1.25 and $1.28 per diluted share, revised from our previous estimate of $1.20 to $1.28, on revenues of $338 to $340 million, revised from our previous estimate of $320 to $330 million.

Results of Operations

Third Quarter 2006 Compared With Third Quarter 2005

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2006 and 2005. The results of operations for the fiscal quarter ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	September 30, 2006	October 1, 2005
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	64	60
Selling, general, and administrative expenses	24	31
Research and development expenses	2	2

	90	93

Operating Income	10	7

Interest Expense, net	(1)	—

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	9	7

Provision for Income Taxes	3	3

Minority Interest Expense	—	—

Income from Continuing Operations	6	4

Loss from Discontinued Operation	—	(3)

Net Income	6%	1%

Revenues

Revenues increased $25.8 million, or 40%, to $90.6 million in the third quarter of 2006 from $64.8 million in the third quarter of 2005. The increase in revenues in 2006 was primarily due to a $17.2 million, or 27%, increase in sales of the Papermaking Systems segment’s stock-preparation equipment and a $5.2 million, or 8%,

KADANT INC.

increase in sales of that segment’s fluid-handling products. The $17.2 million increase in sales of the Papermaking Systems segment’s stock-preparation equipment includes a $3.2 million, or 5%, increase from the inclusion of revenues from Kadant Jining acquired in June 2006. Revenues in 2006 also included an increase of $1.6 million, or 2%, from the favorable effect of currency translation due to a weaker U.S. dollar relative to the functional currencies in countries in which we operate.

Revenues for the third quarters of 2006 and 2005 from our Papermaking Systems segment and other businesses are as follows:

	Three Months Ended
(In thousands)	September 30, 2006	October 1, 2005
Revenues:
Papermaking Systems	$88,101	$62,879
Other	2,485	1,920

	$90,586	$64,799

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $25.2 million, or 40%, to $88.1 million in the third quarter of 2006 from $62.9 million in the third quarter of 2005. The increase in revenues in 2006 was primarily due to a $14.8 million, or 24%, increase from stock-preparation equipment sales in China, including a $3.2 million, or 5%, increase from the inclusion of revenues from Kadant Jining acquired in June 2006, and a $5.2 million, or 8%, increase in sales of our fluid-handling products. Revenues in 2006 also included an increase from the favorable effect of currency translation described above, all of which related to this segment.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the third quarters of 2006 and 2005, and the changes in revenues by product line between the third quarters of 2006 and 2005 excluding the effect of currency translation. The presentation of the changes in revenues by product line, excluding the effect of currency translation, is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods.

	Three Months Ended		Increase	Increase Excluding Effect of Currency Translation
(In millions)	September 30, 2006	October 1, 2005
Product Line:
Stock-Preparation Equipment	$41.4	$24.2	$17.2	$16.7
Fluid-Handling	21.9	16.7	5.2	4.6
Accessories	15.3	14.4	0.9	0.5
Water-Management	8.8	7.1	1.7	1.6
Other	0.7	0.5	0.2	0.2

	$88.1	$62.9	$25.2	$23.6

Revenues from the segment’s stock-preparation equipment product line increased $17.2 million, or 71%, in the third quarter of 2006 compared to the third quarter of 2005, including a $0.5 million, or 2%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues increased $16.7 million, or 69%, in 2006, primarily due to a $14.8 million, or 61%, increase in sales in China, which can principally be attributed to several large systems orders received in prior quarters. The increase in sales in China also included $3.2 million, or 13%, from recently acquired Kadant Jining. In addition, revenues in this product

KADANT INC.

line increased $2.6 million, or 11%, in 2006 at our European-based business primarily due to an increase in sales of both capital and aftermarket products. These increases were slightly offset by a $0.6 million, or 3%, decrease in stock-preparation equipment sales at our North American-based business primarily due to weaker demand for our capital equipment.

Revenues from the segment’s fluid-handling product line increased $5.2 million, or 31%, in the third quarter of 2006 compared to the third quarter of 2005, including a $0.6 million, or 4%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues increased $4.6 million, or 27%, primarily due to strong orders for capital equipment focused on reducing energy costs in North America and Europe and, to a lesser extent, China and Latin America.

Revenues from the segment’s accessories product line increased $0.9 million, or 6%, in the third quarter of 2006 compared to the third quarter of 2005, including a $0.4 million, or 3%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the accessories product line increased $0.5 million, or 3%, primarily due to an increase in capital sales in Europe and North America.

Revenues from the segment’s water-management product line increased $1.7 million, or 24%, in the third quarter of 2006 compared to the third quarter of 2005, including a $0.1 million, or 1%, increase from the favorable effect of currency translation, primarily due to an increase in capital sales in Europe and, to a lesser extent, North America.

Other Businesses. Revenues from our other businesses increased $0.6 million, or 29%, to $2.5 million in the third quarter of 2006 from $1.9 million in the third quarter of 2005 due to increased revenues in our Fiber-based Products business. This increase was primarily due to increased sales and, to a lesser extent, higher pricing of Biodac™, our product family of biodegradable granules that we produce from papermaking byproducts.

Gross Profit Margin

Gross profit margin was 36% in the third quarter of 2006 compared to 40% in the third quarter of 2005.

Gross profit margins for the third quarters of 2006 and 2005 for our Papermaking Systems segment and our other businesses are as follows:

	Three Months Ended
	September 30, 2006	October 1, 2005
Gross Profit Margin:
Papermaking Systems	36%	42%
Other	27	7

	36%	40%

The gross profit margin at the Papermaking Systems segment decreased to 36% in the third quarter of 2006 from 42% in the third quarter of 2005. This decrease was primarily due to lower gross profit margins at our stock-preparation equipment product line, especially in China where we had several large orders which had lower than normal gross profit margin levels. Also contributing to the decrease were lower gross profit margins at our stock-preparation equipment product line in North America, due to higher labor and indirect costs incurred as we processed a record level of orders, integration costs associated with the consolidation of our manufacturing facilities, and, to a lesser extent, an unfavorable product mix which shifted toward lower-margin capital products. The gross profit margin at our other businesses increased to 27% in the third quarter of 2006 from 7% in the third quarter of 2005 due to higher margins in our Fiber-based granular product line and, to a lesser extent, in our Casting Products business.

KADANT INC.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the third quarter of 2006 compared to 31% in the third quarter of 2005 primarily due to higher operating leverage associated with increased revenues. Selling, general, and administrative expenses increased to $21.5 million in the third quarter of 2006 from $20.3 million in the third quarter of 2005, an increase of $1.2 million, or 6%, which includes a $0.4 million, or 2%, increase from the unfavorable effect of foreign currency translation at the Papermaking Systems segment and $0.4 million, or 2%, of expenses from recently acquired Kadant Jining. Selling, general and administrative expenses also increased in 2006 due to a $1.4 million, or 7%, increase in corporate expenses. These increases were offset in part by a decrease of $0.9 million, or 4%, at the Papermaking Systems segment, primarily at its fluid-handling product line.

Research and development expenses were $1.4 million and $1.3 million in the third quarters of 2006 and 2005, respectively, and represented 2% of revenues in both periods.

Interest Income

Interest income decreased slightly to $0.2 million in the third quarter of 2006 from $0.3 million in the third quarter of 2005.

Interest Expense

Interest expense increased to $0.9 million in the third quarter of 2006 from $0.8 million in the third quarter of 2005 due to interest expense associated with the borrowings used to fund the Kadant Jining acquisition in the second quarter of 2006.

Restructuring and Other Income

During the third quarter of 2005, we recognized a curtailment gain of $0.1 million associated with the employees who had been terminated pursuant to Kadant Lamort’s restructuring plan and were no longer eligible for benefits under Kadant Lamort’s pension plan.

Provision for Income Taxes

Our effective tax rate was 31% and 36% in the third quarters of 2006 and 2005, respectively. The effective tax rate for the third quarter of 2006 of 31% was based on our 33% recurring effective tax rate, slightly offset by a 2%, or $0.2 million, non-recurring tax benefit related to reductions in tax reserves associated with the favorable resolution of a state tax audit. The 36% effective tax rate in the third quarter of 2005 consisted of our 35% recurring tax rate, a 3% increase associated with an adjustment to the effective tax rate for the first half of 2005 due to a tax ruling related to the United Kingdom, offset in part by a 2% non-recurring tax benefit resulting from a reduction of $0.1 million in tax reserves.

Income from Continuing Operations

Income from continuing operations increased to $5.8 million in the third quarter of 2006 compared to $2.6 million in the third quarter of 2005, an increase of $3.2 million, or 121%. The increase in the 2006 period was primarily due to an increase in operating income of $4.5 million (see Gross Profit Margin and Operating Expenses discussed above), offset in part by increases of $1.2 million in the provision for income taxes and $0.1 million in interest expense.

KADANT INC.

Loss from Discontinued Operation

The net loss from our discontinued operation decreased to $0.2 million in the third quarter of 2006 compared to $2.3 million in the third quarter of 2005. The net loss in the 2005 period was primarily due to pre-tax warranty provisions of $4.0 million and represented the results of Composites LLC prior to its sale in October 2005.

Subsequent to the sale of Composites LLC in October 2005, the most significant component of operating costs in the discontinued operation is the warranty obligation. During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions used in estimating the warranty obligation, when compared to actual warranty claims, made it no longer possible to calculate a reasonable estimate of the level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of September 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $2.3 million to approximately $16.7 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss. In the third quarters of 2006 and 2005, Composites LLC paid $1.3 million and $1.4 million, respectively, in warranty claims. The accrued warranty obligation was $2.3 million and $5.3 million as of September 30, 2006 and December 31, 3005, respectively. Our net results in future reporting periods will be negatively impacted if future warranty claims exceed the warranty reserve.

First Nine Months 2006 Compared With First Nine Months 2005

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the first nine months of 2006 and 2005. The results of operations for the first nine months of 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	September 30, 2006	October 1, 2005
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	63	61
Selling, general, and administrative expenses	26	30
Research and development expenses	2	2

	91	93

Operating Income	9	7

Interest Expense, net	(1)	—

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	8	7

Provision for Income Taxes	2	2

Minority Interest Expense	—	—

Income from Continuing Operations	6	5

Loss from Discontinued Operation	(1)	(1)

Net Income	5%	4%

KADANT INC.

Revenues

Revenues increased $75.1 million, or 42%, to $255.7 million in the first nine months of 2006 from $180.6 million in the first nine months of 2005. Revenues in the 2006 period increased primarily due to a $35.1 million, or 19%, increase in revenues from Kadant Johnson acquired in May 2005, and a $32.9 million, or 18%, increase in the papermaking segment’s stock-preparation equipment sales in China, which included $3.9 million of revenues from Kadant Jining, acquired in June 2006. Revenues in 2006 also included an increase of $0.1 million from the favorable effect of currency translation due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

Revenues for the first nine months of 2006 and 2005 for our Papermaking Systems segment and other businesses are as follows:

	Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005
Revenues:
Papermaking Systems	$244,601	$172,978
Other	11,143	7,651

	$255,744	$180,629

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $71.6 million, or 41%, to $244.6 million in the first nine months of 2006 from $173.0 million in the first nine months of 2005. The increase in revenues in the first nine months of 2006 was primarily due to a $33.6 million, or 19%, increase in revenues from Kadant Johnson and a $32.9 million, or 19%, increase in stock-preparation equipment sales in China, which includes a $3.9 million, or 2%, increase from the inclusion of revenues from Kadant Jining.

Revenues at the Papermaking Systems segment by product line are as follows:

	Nine Months Ended		Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
(In millions)	September 30, 2006	October 1, 2005
Product Line:
Stock-Preparation Equipment	$113.2	$78.0	$35.2	$36.2
Fluid-Handling	60.9	27.3	33.6	32.5
Accessories	43.8	45.0	(1.2)	(1.2)
Water-Management	24.8	21.4	3.4	3.4
Other	1.9	1.3	0.6	0.6

	$244.6	$173.0	$71.6	$71.5

Revenues from the segment’s stock-preparation equipment product line increased $35.2 million, or 45%, in the first nine months of 2006 compared to the first nine months of 2005, including a $1.0 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the stock-preparation equipment product line increased $36.2 million, or 46%, in the 2006 period primarily due to a $32.9 million, or 42%, increase in capital equipment sales in China, including $3.9 million, or 5%, from Kadant Jining. In addition, revenues in this segment increased $2.3 million, or 3%, in 2006 at our European-based business primarily due to an increase in sales of both capital and aftermarket products.

KADANT INC.

Revenues from the segment’s fluid-handling product line increased $33.6 million, or 123%, in the first nine months of 2006 compared to the first nine months of 2005, including a $1.1 million increase from the favorable effect of currency translation. This increase was primarily due to the inclusion of revenues from Kadant Johnson for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

Revenues from the segment’s accessories product line decreased $1.2 million, or 3%, in the first nine months of 2006 compared to the first nine months of 2005 primarily due to a decrease in sales in North America and, to a lesser extent, Europe.

Revenues from the segment’s water-management product line increased $3.4 million, or 16%, in the first nine months of 2006 compared to the first nine months of 2005, due primarily to an increase in capital sales in North America and, to a lesser extent, Europe.

Other Businesses. Revenues from our other businesses increased $3.5 million, or 46%, to $11.1 million in the first nine months of 2006 from $7.7 million in the first nine months of 2005. Revenues from the Fiber-based Products business increased $2.0 million, or 32%, to $8.1 million in the first nine months of 2006 from $6.1 million in the first nine months of 2005 due to increased sales of our Biodac™ products. Revenues from our Casting Products business increased $1.5 million in the first nine months of 2006 compared to the first nine months of 2005 due to the inclusion of revenues from Kadant Johnson for the entire 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

Gross Profit Margin

Gross profit margin was 37% in the first nine months of 2006 compared to 39% in the first nine months of 2005.

Gross profit margins for the first nine months of 2006 and 2005 for our Papermaking Systems segment and our other businesses are as follows:

	Nine Months Ended
	September 30, 2006	October 1, 2005
Gross Profit Margin:
Papermaking Systems	37%	39%
Other	29	32

	37%	39%

The gross profit margin at the Papermaking Systems segment decreased to 37% in the first nine months of 2006 from 39% in the first nine months of 2005. This decrease was primarily due to lower margins at our stock-preparation equipment product line, especially in China, resulting from several large orders, which had lower than normal gross profit margin levels. Also contributing to the decrease was an unfavorable product mix that shifted toward lower-margin capital products. The gross profit margin at our other businesses decreased to 29% in the first nine months of 2006 from 32% in the first nine months of 2005 due primarily to the inclusion of lower margins from the Casting Products business.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the first nine months of 2006 from 30% in the first nine months of 2005 primarily due to higher operating leverage associated with increased revenues. Selling, general, and administrative expenses increased to $66.2 million in the first nine months of 2006 from $53.7 million in the first nine months of 2005, an increase of $12.5 million, or 23%. This increase was primarily due to a $10.3 million, or 19%, increase from Kadant Johnson primarily resulting from their inclusion for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

KADANT INC.

Research and development expenses were $4.5 million and $3.6 million in the first nine months of 2006 and 2005, respectively, and represented 2% of revenues in both periods. The increase in research and development expenses was primarily due to a $0.7 million increase from Kadant Johnson primarily resulting from their inclusion for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

On January 1, 2006, we adopted SFAS 123R using the modified prospective method. We calculate compensation cost on the date of grant using the fair value of the stock options as determined by the Black-Scholes valuation model. In the first nine months of 2006, we recognized $0.3 million, or $.02 per diluted share, associated with pre-tax stock-based compensation expense related to stock options as a result of the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25’s (APB 25), “Accounting for Stock Issued to Employees,” intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123R.

As of September 30, 2006, the total compensation cost related to unvested stock option awards not yet recognized in the condensed consolidated statement of income was approximately $0.2 million, which will be recognized over a weighted average period of 1.4 years.

Interest Income

Interest income decreased to $0.7 million in the first nine months of 2006 from $1.2 million in the first nine months of 2005 primarily due to lower average cash balances as a result of the acquisitions of Kadant Johnson in May 2005 and Kadant Jining in June 2006.

Interest Expense

Interest expense was $2.5 million and $1.3 million in the first nine months of 2006 and 2005, respectively, primarily due to the increase in interest expense associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition.

Restructuring and Other Costs (Income), Net

During the first nine months of 2006, we recognized restructuring costs of $0.1 million associated with equipment relocation costs. These costs related to a restructuring initiated in 2005 at our Papermaking Systems segment. During the first nine months of 2005, we recognized a curtailment gain of $0.1 million associated with the employees who had been notified of their termination pursuant to Kadant Lamort’s 2004 restructuring plan and are no longer eligible for benefits under Kadant Lamort’s pension plan.

Provision for Income Taxes

Our effective tax rate was 32% and 27% in the first nine months of 2006 and 2005, respectively. The 32% effective tax rate in the first nine months of 2006 consisted of our 33% recurring tax rate, slightly offset by a 1%, or $0.2 million, non-recurring tax benefit related to reductions in tax reserves associated with the favorable resolution of a state tax audit. The 27% effective tax rate in the first nine months of 2005 consisted of our 35% recurring tax rate, offset by a 7% non-recurring tax benefit associated with a reimbursement of $0.9 million received from our former parent company, Thermo Electron Corporation, pursuant to our tax matters agreement for tax years in which we were included in Thermo Electron’s consolidated tax return. Also offsetting the 35% recurring rate was a 1% non-recurring tax benefit related to a reduction of $0.1 million in tax reserves.

KADANT INC.

Income from Continuing Operations

Income from continuing operations increased to $14.2 million in the first nine months of 2006 from $8.9 million in the first nine months of 2005, an increase of $5.3 million, or 60%. The increase in 2006 was primarily due to an increase in operating income of $10.3 million (see Gross Profit Margin and Operating Expenses discussed above), offset in part by an increase in net interest expense of $1.6 million associated with a decrease in cash and an increase in borrowings used to fund the acquisitions of Kadant Johnson in May 2005 and Kadant Jining in June 2006.

Loss from Discontinued Operation

The net loss from our discontinued operation decreased to $0.9 million in the first nine months of 2006 from $2.4 million in the first nine months of 2005. Net losses in the first nine months of 2006 and 2005 were primarily due to $1.0 million and $4.6 million, respectively, of pre-tax warranty provisions.

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions used in estimating the warranty obligation, when compared to actual warranty claims, made it no longer possible to calculate a reasonable estimate of the level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of September 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $2.3 million to approximately $16.7 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss. In the first nine months of 2006 and 2005, Composites LLC paid $4.0 million and $2.9 million, respectively, in warranty claims. The accrued warranty obligation was $2.3 million and $5.3 million as of September 30, 2006 and December 31, 3005, respectively. Our net results in future reporting periods will be negatively impacted if the future level of warranty claims exceed the warranty reserve.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $82.6 million at September 30, 2006, compared with $75.4 million at December 31, 2005. Included in working capital are cash and cash equivalents of $39.1 million at September 30, 2006, compared with $40.8 million at December 31, 2005. At September 30, 2006, $29.2 million of cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2006

Our operating activities used cash of $0.9 million in the first nine months of 2006, including $3.8 million provided by continuing operations and $4.7 million used by the discontinued operation. The cash provided by operating activities in the first nine months of 2006 was primarily due to an increase in accounts payable of $18.2 million, income from continuing operations of $14.2 million, and a non-cash charge of $5.6 million for depreciation and amortization expense. Offsetting these sources of cash in the first nine months of 2006 was an increase in unbilled contract costs and fees of $18.8 million, an increase in accounts receivable of $5.8 million, and an increase in inventories of $3.3 million. These increases were primarily associated with an increase in revenues in our stock-preparation equipment product line. An additional $5.5 million of cash was used in the first nine months of 2006 due to a reduction of other current liabilities. The reduction of other current liabilities was due primarily to a decrease of $7.0 million in billings in excess of contract costs and fees due to the timing of contracts recognized under the percentage-of-completion method and a decrease of $4.7 million in accrued

KADANT INC.

restructuring costs due to payments made in the first nine months of 2006, offset by an increase in other current liabilities of $6.2 million. The $4.7 million of cash used by the discontinued operation was primarily related to the payment of $4.0 million for warranty claims.

Our investing activities used cash of $10.1 million in the first nine months of 2006, including $14.3 million used by continuing operations and $4.2 million provided by the discontinued operation. We used cash of $11.9 million in our continuing operations associated with the Kadant Jining Acquisition. We also used $2.6 million in our continuing operations to purchase property, plant, and equipment. The cash provided by the discontinued operation of $4.2 million relates to the reduction of restricted cash of $3.4 million held in escrow to satisfy warranty claims and the cash proceeds of $0.8 million received in the first quarter of 2006 from the Buyer of the assets of Composites LLC for post-closing adjustments.

Our financing activities provided cash of $5.9 million in the first nine months of 2006 related entirely to our continuing operations. We received $10.0 million in proceeds from a commercial real estate loan entered into in May 2006 and $5.1 million in loan proceeds in June 2006 associated with the Kadant Jining Acquisition. In addition, we received $7.4 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options. We used cash of $14.6 million in the first nine months of 2006 for principal payments on our term loan and $3.1 million to repurchase our common stock on the open market. We also paid $0.6 million to the sellers of Kadant Johnson associated with the first installment due for additional consideration related to anticipated tax benefits.

First Nine Months of 2005

Our operating activities provided cash of $11.8 million in the first nine months of 2005, including $11.2 million provided by continuing operations and $0.6 million provided by the discontinued operation. The most significant components of the cash provided in the first nine months of 2005 were the cash provided by income from continuing operations of $8.9 million, a non-cash charge for depreciation and amortization expense of $4.9 million, and a decrease in inventories, which provided cash of $2.4 million. Partially offsetting the cash provided in the first nine months of 2005 was a decrease primarily in the Papermaking Systems segment in accounts payable, which used cash of $2.5 million, and a decrease in other current liabilities, which used cash of $2.4 million. The cash provided in the discontinued operation related primarily to an increase in other current liabilities of $1.9 million due primarily to the increase in accrued warranty and a decrease in accounts receivable which provided cash of $1.4 million. Offsetting this source of cash was the net loss from the discontinued operation of $2.4 million.

Our investing activities used cash of $104.3 million in the first nine months of 2005, related primarily to our continuing operations. During the first nine months of 2005, we used cash of $103.1 million to acquire the stock of Kadant Johnson. In addition, during the first nine months of 2005, $1.9 million of deferred acquisition costs paid in 2004 associated with the Kadant Johnson acquisition were capitalized to goodwill. We used cash of $1.1 million in the first nine months of 2005 to acquire the remaining minority interest in one of our Kadant Johnson subsidiaries. We also used $1.9 million in the first nine months of 2005 to purchase property, plant and equipment.

Our financing activities provided cash of $55.5 million in the first nine months of 2005 related entirely to our continuing operations. During the first nine months of 2005, we received proceeds of $60 million from a term loan we entered into to fund a portion of the purchase price for Kadant Johnson. We also increased our short- and long-term obligations by $4 million, which represents additional consideration for Kadant Johnson to be paid over the next five years. In the first nine months of 2005, we used cash of $3.3 million to repay short- and long-term obligations. In addition, we used cash of $5.4 million to purchase our common stock on the open market.

KADANT INC.

Additional Liquidity and Capital Resources

We completed our acquisition of Kadant Johnson on May 11, 2005 for approximately $114.0 million, of which $101.5 million was paid in cash at closing, $1.6 million to be paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4.8 million for acquisition-related costs the majority of which have been paid, and $6.1 million we expect to pay in annual installments through 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize. In the second quarter of 2006, we paid $0.6 million of this additional consideration. The remaining balance, of which $1.8 million is included in other current liabilities and $3.7 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next four years as follows: 6% in November 2006, 27% in May 2007, 17% in both May 2008 and 2009, and 33% in May 2010. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (Credit Agreement) effective as of May 9, 2005, as subsequently amended, in the aggregate principal amount of up to $95 million, including a $35 million revolver. The Credit Agreement includes a $60 million term loan, which is repayable in quarterly installments over a five-year period. The current remaining aggregate principal amount to be repaid each year is as follows: $1.9 million, $8.8 million, $11.4 million, $12.6 million and $6.3 million in 2006, 2007, 2008, 2009, and 2010, respectively.

The amount we are able to borrow under the revolving line of credit is the total borrowing capacity less any outstanding letters of credit and multi-currency borrowings issued under the Credit Agreement. As of September 30, 2006, we had $15.8 million of borrowing capacity under the revolving line of credit.

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

In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances including when we make a material acquisition, and a minimum consolidated fixed charge coverage ratio of 1.5. Pursuant to an amendment to the Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio is increased from 2.5 to 2.75 in the second and third quarter of 2006 due to the Kadant Jining Acquisition. In addition to the financial covenants, we are also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of September 30, 2006, we were in compliance with these covenants.

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

KADANT INC.

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

To hedge the exposure to movements in the variable interest rate on the Loan, on May 3, 2006, we entered into a swap agreement with Citizens Bank of Massachusetts effective May 5, 2006, which converts the Loan from a floating rate to a fixed rate of interest. The swap agreement has a ten-year term, the same quarterly payment dates as the Loan, and reduces in line with the amortization of the Loan. The swap agreement automatically terminates in the event there are no outstanding borrowings under the Credit Agreement (or successor credit facility), the Loan, or any other borrowing under which Citizens Bank of Massachusetts is a lender. Under the swap agreement, we will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the Loan is that we will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under the swap agreement and the applicable margin of 1% on the Loan). The guarantee and default provisions of the Credit Agreement (and any successor credit facility) and the Loan, including those contained in the Mortgage and Security Agreements, also apply to the swap agreement.

On June 2, 2006, our subsidiary Kadant Jining assumed responsibility for the operation of Huayi and, by September 30, 2006, acquired the assets of Huayi including cash, inventory, machinery, equipment, and buildings for approximately $20.9 million, net of assumed liabilities of $2.3 million. Of the total consideration, $14.4 million was paid in cash. To finance a portion of the acquisition, on June 6, 2006, Kadant Jining borrowed 40 million Chinese Renminbi, or approximately $5.1 million, under a 47-month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%. We plan to finance the remaining purchase obligation of $6.5 million, of which $2.7 million was paid to date in the fourth quarter of 2006 and $3.8 million which we expect to pay through January 2008 as certain obligations are satisfied, through a combination of cash and borrowings in China.

On May 3, 2006, our board of directors authorized the repurchase of up to $15.0 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2006 through May 18, 2007. As of September 30, 2006, we had purchased 135,300 shares for $3.1 million under this authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through September 30, 2006, we have not provided for U.S. income taxes on approximately $60.9 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.4 million.

On October 21, 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying condensed consolidated financial statements. As part of the transaction, Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. At September 30, 2006, the warranty reserve for the composites business was $2.3 million. Our liquidity and consolidated results

KADANT INC.

will continue to be impacted by future cash payments for warranty claims and any adjustments to this warranty obligation. Adjustments to our results for these items will continue to be classified within the results for the discontinued operation in our consolidated financial statements.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $1.9 million during the remainder of 2006 for property, plant, and equipment.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy the remaining purchase obligation for the Kadant Jining Acquisition, debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our Credit Agreement, cash proceeds from additional borrowings we anticipate entering into in China to complete the Kadant Jining Acquisition, and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

KADANT INC.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2005.

Item 4—Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II—OTHER INFORMATION

Item 1A—Risk Factors

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

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. In recent years, the paper industry in certain geographic regions, notably Europe and North America, has been in a prolonged downcycle, resulting in decreased spending, mill closures, consolidations, and bankruptcies, all of which have adversely affected our business. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. These cyclical downturns can cause our sales to decline and adversely affect our profitability.

A significant portion of our international sales has, and may in the future, come from China.

During the first nine months of 2006 approximately $60.1 million, or 23%, of our revenues were to customers in China. Our operation of manufacturing facilities in China, as well as an increase in revenues there, will expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade restrictions. Orders from customers in China, particularly for large systems that have been tailored to a customer’s specific requirements, involve increased credit risk due to payment terms that are applicable to doing business in China and are subject to the receipt of financing approvals from the Chinese government. In addition, the timing of these orders is often difficult to predict.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During the first nine months of 2006 approximately 63% of our sales were to customers outside the United States, principally in China and Europe. International revenues are subject to a number of risks, including the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade; and

•	the protection of intellectual property in foreign countries may be more difficult to enforce.

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

On May 9, 2005, we entered into a Credit Agreement, as subsequently amended, consisting of a $60 million five-year term loan and a $35 million revolver. On May 11, 2005, we borrowed $60 million to fund the acquisition of Kadant Johnson under the term loan. On May 4, 2006, we borrowed $10 million under a ten-year variable-rate note and on June 6, 2006, we borrowed $5 million under a 47-month variable-rate note. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Our leverage could have negative consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions,

•	limiting our ability to obtain additional financing,

•	limiting our ability to pay dividends on or repurchase our capital stock,

•	limiting our ability to acquire new products and technologies through acquisitions or licensing, and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

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

Our Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:

•	incur additional indebtedness,

•	pay dividends on, redeem, or repurchase our capital stock,

KADANT INC.

•	make investments,

•	create liens,

•	sell assets,

•	enter into transactions with affiliates, and

•	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.

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

Our Composites LLC subsidiary is responsible for certain continued warranty obligations associated with its former composites business, even though it has disposed of this business.

On October 21, 2005, Composites LLC sold its composites business. As part of the transaction, Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. Our consolidated results will continue to be impacted by these warranty obligations and we may be unable to accurately predict the potential liabilities related to these product warranties. Starting in 2003, Composites LLC experienced a significant increase in warranty claims and warranty expense related to its composite decking products including, but not limited to, contraction of certain deck boards and excessive oxidation that affects the integrity of the plastic used in some of its decking products. Included in the increased warranty expense was the cost of exchanging material held by its distributors with new material that, we believe, is not susceptible to this oxidation issue, and our best estimate of future potential costs related to valid claims arising from installed products. During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions used in estimating the warranty obligation, when compared to actual warranty claims, made it no longer possible to calculate a reasonable estimate of the level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of September 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $2.3 million to approximately $16.7 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss. Accordingly, the ultimate settlement of such warranty claims may exceed the amount of the warranty reserve. A continued high level of warranty claims or expenses would have an adverse impact on the warranty reserve and would adversely affect our consolidated results.

Our inability to successfully integrate the Kadant Jining Acquisition into our business could have a material adverse affect on our business.

On June 2, 2006, Kadant Jining assumed responsibility for the operation of Huayi. The integration of the Kadant Jining Acquisition into our business involves the merger of employees, products, and services. We may

KADANT INC.

not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the acquisition. We will be working on incorporating the Kadant Jining Acquisition into our 2007 Sarbanes-Oxley compliance process, and as part of this process we will be reviewing their internal control structure to ensure that their controls over financial reporting are consistent with our policies and procedures. We may identify control deficiencies during this process.

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

In an effort to improve operating performance at our Kadant Lamort subsidiary in France, we approved a restructuring of that subsidiary on November 18, 2004. This restructuring was intended to strengthen Kadant Lamort’s competitive position in the European paper industry. We accrued a restructuring charge of $9.2 million in the fourth quarter of 2004 for severance and other termination costs in connection with the workforce reduction. If we are unable to obtain the anticipated benefits from this restructuring, our future operating results will be negatively impacted.

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

KADANT INC.

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

KADANT INC.

Fluctuations in our quarterly operating results may cause our stock price to decline.

Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

•	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104;

•	failure of a customer, particularly in China, to comply with an order’s contractual obligations;

•	adverse changes in demand for and market acceptance of our products;

•	competitive pressures resulting in lower sales prices of our products;

•	adverse changes in the pulp and paper industry;

•	delays or problems in our introduction of new products;

•	delays or problems in the manufacture of our products;

•	our competitors’ announcements of new products, services, or technological innovations;

•	contractual liabilities incurred by us related to guarantees of our product performance;

•	increased costs of raw materials or supplies, including the cost of energy;

•	changes in the timing of product orders; and

•	fluctuations in our effective tax rate.

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

Provisions of our charter and bylaws may discourage, delay, or prevent a merger or acquisition that our shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. For example, these provisions:

•	authorize the issuance of “blank check” preferred stock without any need for action by shareholders;

•	provide for a classified board of directors with staggered three-year terms;

•	require supermajority shareholder voting to effect various amendments to our charter and bylaws;

•	eliminate the ability of our shareholders to call special meetings of shareholders;

•	prohibit shareholder action by written consent; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

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

KADANT INC.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the three months ended September 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
7/2/06 – 7/31/06	—	—	—	$15,000,000
8/1/06 – 8/31/06	95,200	$22.61	95,200	$12,847,697
9/1/06 – 9/30/06	40,100	$23.99	40,100	$11,885,514

Total:	135,300	$23.02	135,300

(1)	On May 3, 2006, our board of directors authorized the repurchase of up to $15 million of our equity securities in the open market or in negotiated transactions for the period from May 18, 2006 through May 18, 2007.

Item 6—Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November, 2006.

KADANT INC.

/S/ THOMAS M. O’BRIEN
Thomas M. O’Brien
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