Form 10-K
period 2006-12-30
KADANT INC
filed 2007-03-13
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of July 1, 2006, was approximately $314,899,000.

As of March 1, 2007, the registrant had 14,094,824 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended December 30, 2006

Kadant Inc.	2006 Annual Report

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

Item 1.    Business

General Development of Business

We were incorporated in Delaware in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, we completed an initial public offering of a portion of our outstanding common stock. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. In August 2001, Thermo Electron disposed of its remaining equity interest in Kadant by means of a stock dividend to its shareholders. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol “KAI.”

The terms “we,” “us,” “our,” “Registrant,” or “Company” in this Report refer to Kadant Inc. and its consolidated subsidiaries.

Description of Our Business

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and also a manufacturer of granules made from papermaking byproducts. Our continuing operations consist of one reportable operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines: Fiber-based Products and Casting Products, included in Other Businesses. In classifying operational entities into a particular segment, we considered how our management assesses performance and makes operating decisions, and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. In addition, prior to its sale on October 21, 2005, we operated a composite building products business (the composites business), which is presented as a discontinued operation in the accompanying consolidated financial statements.

Papermaking Systems

Our Papermaking Systems segment has a long and well-established history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or their predecessor companies have been in operation for approximately 100 years. Our customer base includes major global paper manufacturers and, with our equipment found in most of the world’s pulp and paper mills, we

Kadant Inc.	2006 Annual Report

believe we have one of the largest installed bases of equipment in the pulp and paper industry. We manufacture our products in nine countries in Europe, North and South America, and Asia.

On May 11, 2005, we acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees. The purchase price for the acquisition was approximately $114.0 million, including $101.5 million paid in cash at closing, $1.6 million paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4.8 million paid for acquisition-related costs, and $6.1 million of additional cash consideration we expect to pay in annual installments through 2010.

On June 2, 2006, our subsidiary Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) and, by September 30, 2006, acquired substantially all of the assets of Huayi, including cash, inventory, machinery, equipment, and buildings for $21.1 million, net of $2.3 million of assumed liabilities (Kadant Jining acquisition). The remaining purchase obligation is $3.4 million, which we expect to pay through January 2008 as certain post-closing and indemnification obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China.

Our Papermaking Systems segment consists of the following product lines: stock-preparation systems and equipment, paper machine accessory equipment, water-management systems, and fluid-handling systems and equipment.

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

Kadant Inc.	2006 Annual Report

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

Fluid-handling systems and equipment

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

Other Businesses

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

Kadant Inc.	2006 Annual Report

Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. As of December 30, 2006, the accrued warranty reserve associated with the composites business was $1.1 million, which represents the low end of the range of potential loss for products under warranty. Composites LLC has calculated the potential range of loss to be between $1.1 million and approximately $15.6 million. (See Warranty Obligations for Discontinued Operation in Part II, Item 7 of this Report for further information.) All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in our consolidated financial statements.

Research and Development

We develop a broad range of products for all facets of the markets we serve. We focus our research and development efforts on the technological advancement of our stock-preparation, paper machine accessory, fluid-handling, and water-management products.

Our research and development expenses from continuing operations were $6.2 million, $4.9 million, and $3.1 million in 2006*, 2005, and 2004, respectively.

Raw Materials

Raw materials, components, and supplies for our significant products are available either from a number of different suppliers or from alternative sources that we believe could be developed without a material adverse effect on our business.

The raw material used in the manufacture of our fiber-based granules is obtained from two paper recycling mills. The mills have the exclusive right to supply papermaking byproducts to our existing granulation plant in Green Bay, Wisconsin, under a contract which expires in December 2007 and is renewable every two years by mutual agreement. Although we believe that our relationships with the mills are good, the mills may not agree to renew the contract upon its expiration. We have experienced some difficulty in obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supplier for this raw material.

Patents, Licenses, and Trademarks

We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position. We also enter into license agreements with others to grant and/or receive rights to patents and know-how.

Papermaking Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2007 to 2026. No particular patent, or related group of patents, is so important that its loss would significantly affect our operations. From time to time, we enter into licenses of products with other companies serving the pulp, papermaking, converting, and paper recycling industries.

*	Unless otherwise noted, references to 2006, 2005, and 2004 in this Annual Report on Form 10-K are for the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

Kadant Inc.	2006 Annual Report

Other Businesses

We currently hold several U.S. patents, expiring on various dates ranging from 2008 to 2021, related to various aspects of the processing of fiber-based granules and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets. We also have foreign counterparts to certain of these U.S. patents in Canada.

Seasonal Influences

Papermaking Systems

There are no material seasonal influences on this segment’s sales of products and services.

Other Businesses

Our fiber-based granular products business experiences fluctuations in sales, usually in the third quarter, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

No single customer accounted for more than 10% of our consolidated revenues or more than 10% of the Papermaking Systems segment’s revenues in any of the past three years. Revenues from China were $71.3 million, $29.2 million, and $29.4 million in 2006, 2005, and 2004, respectively.

Backlog

Our backlog of firm orders for the Papermaking Systems segment was $70.4 million and $52.5 million at year-end 2006 and 2005, respectively. We anticipate that substantially all of the backlog at December 30, 2006, will be shipped or completed during the next 12 months. Some of these orders may be canceled by the customer upon payment of a cancellation fee.

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

Kadant Inc.	2006 Annual Report

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

In our water-management product line, various competitors exist in the formation, shower and fabric-conditioning systems, and filtration systems markets. Principal competitors are IBS-Paper Performance Group in formation and shower and fabric conditioning systems and Asten/Johnson Foils in formation tables. In addition, a variety of smaller companies compete within the shower and fabric-conditioning systems and filtration systems markets. In each of these markets we generally compete on the basis of process knowledge, application experience, product quality, service, and price.

Environmental Protection Regulations

We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 30, 2006, we had approximately 2,000 employees worldwide.

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

Kadant Inc.	2006 Annual Report

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2007:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
William A. Rainville	65	Chairman of the Board, President, and Chief Executive Officer (1991)
Edward J. Sindoni	62	Executive Vice President and Chief Operating Officer (1994)
Thomas M. O’Brien	55	Executive Vice President and Chief Financial Officer (1994)
Jonathan W. Painter	48	Executive Vice President (1997)
Eric T. Langevin	44	Senior Vice President (2006)
Edwin D. Healy	69	Vice President (2002)
Sandra L. Lambert	51	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	45	Vice President, Finance and Chief Accounting Officer (2002)

Mr. Rainville has been president and chief executive officer since our incorporation in 1991, a member of our board of directors since 1992, and chairman of our board since 2001. Prior to our spin-off in 2001, Mr. Rainville also held various managerial positions with Thermo Electron, including chief operating officer, recycling and resource recovery, a position he held since 1998, and for more than five years prior to that, senior vice president. Prior to joining Thermo Electron, Mr. Rainville held positions at Drott Manufacturing, Paper Industry Engineering, and Sterling Pulp and Paper.

Mr. Sindoni was named an executive vice president and our chief operating officer in March 2006 and is responsible for global operations. Prior to that, he served as a senior vice president from 2001 to 2006 with responsibility for our paper machine accessory equipment and water-management systems product lines. From 1992 to 2001, he served as a vice president. Prior to joining us in 1987, he had a 21-year career with the General Electric Company.

Mr. O’Brien has been an executive vice president since 1998 and our chief financial officer since 2001. He served as our treasurer from 2001 to February 2005 and also as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O’Brien held various finance positions at Racal Interlan, Inc., Prime Computer, Compugraphic Corporation, and the General Electric Company.

Mr. Painter has been an executive vice president since 1997 and served as president of our composite building products business from 2001 until its sale in 2005. He served as our treasurer and treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter held various managerial positions with us and at Thermo Electron.

Mr. Langevin was first named a vice president in March 2006 and was promoted to senior vice president on March 1, 2007, with responsibility for our global paper machine accessory equipment and water-management systems product lines. Mr. Langevin has been president of our Kadant Web Systems Inc. subsidiary since 2001, and before that served as its senior vice president and vice president of operations. Prior to that, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.

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

Kadant Inc.	2006 Annual Report

acquired from Albany International Inc., from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International.

Item 1A. Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2007 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on the condition of the pulp and paper industry.

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the general economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. In recent years, the paper industry in certain geographic regions, notably Europe and North America, has undergone a number of structural changes, including decreased spending, mill closures, consolidations, and bankruptcies, all of which have adversely affected our business. In addition, paper producers have been and continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. These actions can adversely affect our revenue and profitability globally or in a particular region or product line.

A significant portion of our international sales has, and may in the future, come from China. We operate several manufacturing facilities in China.

In 2006, we experienced a significant increase in revenues from China and acquired another manufacturing facility in Jining, China. Through our acquisition of Kadant Johnson in May 2005, we also have a manufacturing operation in Wuxi, China. We plan to begin manufacturing accessory and water management products in China for the Chinese market in 2007. During 2006 and 2005, approximately $71.3 million, or 21%, and $29.2 million, or 12%, respectively, of our revenues were to customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until the down payments for such contracts are received. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. In addition, we may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract.

Kadant Inc.	2006 Annual Report

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During 2006 and 2005, approximately 61% and 60%, respectively, of our sales were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including in China, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:

–	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;
–	foreign customers may have longer payment cycles;
–	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade; and
–	it may be difficult to repatriate funds, due to unfavorable tax consequences or other restrictions or limitations imposed by foreign governments.
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets where payment for our products and services is made in their local currencies. In addition, our inability to repatriate funds could adversely affect our ability to service our debt obligations. Any of these factors could have a material adverse impact on our business and results of operations.

We are subject to intense competition in all our markets.

We believe that the principal competitive factors affecting the markets for our products include quality, price, service, technical expertise, and product innovation. Our competitors include a number of large multinational corporations that may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Competitors’ technologies may prove to be superior to ours. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. Competition, especially in China, has increased as new companies enter the market and existing competitors expand their product lines and manufacturing operations.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

In 2005, we entered into a Credit Agreement, as subsequently amended, consisting of a $60 million five-year term loan and a $35 million revolver and borrowed $60 million to fund the acquisition of Kadant Johnson under the term loan. We have also borrowed additional amounts to fund acquisitions and grow our business, and may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Our leverage could have negative consequences, including:

–	increasing our vulnerability to adverse economic and industry conditions,
–	limiting our ability to obtain additional financing,
–	limiting our ability to pay dividends on or to repurchase our capital stock,
–	limiting our ability to acquire new products and technologies through acquisitions or licensing agreements, and
–	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

Kadant Inc.	2006 Annual Report

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, $37.9 million, or 70%, of our outstanding floating rate debt as of December 30, 2006 was hedged through interest rate swap agreements.

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

Our failure to comply with any of these restrictions or covenants may result in an event of default under our Credit Agreement and other loan obligations, which could permit acceleration of the debt under those instruments and require us to repay the debt before its scheduled due date.

If an event of default occurs, we may not have sufficient funds available to make the required payments under our indebtedness. If we are unable to repay amounts owed under our debt agreements, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under the agreements.

Future warranty claims associated with the discontinued operation may exceed the warranty reserve and the assets of the discontinued operation.

On October 21, 2005, Composites LLC sold its composites business, but retained the warranty obligation associated with products manufactured prior to the sale date. All future activity associated with this warranty obligation is classified in the results of the discontinued operation in our consolidated financial statements. The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. Our consolidated results will continue to be impacted by these warranty obligations and the claims may exceed the assets of the discontinued operation. The assets and liabilities of the discontinued operation are held in our Composites LLC subsidiary.

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions used in estimating the warranty obligation were not accurately predicting the actual level of warranty claims making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the

Kadant Inc.	2006 Annual Report

ultimate loss to be recorded, we are required under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss as the warranty obligation in our consolidated results. The warranty obligation as of December 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1.1 million to approximately $15.6 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, adjustments to the warranty obligation will be recorded to reflect the minimum amount of the potential range of loss for products under warranty which will adversely affect our consolidated results.

Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.

Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Our most recent acquisition was the Kadant Jining acquisition in June 2006. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:

–	competition with other prospective buyers may result in our inability to complete an acquisition or in us paying substantial premiums over the fair value of the net assets of the acquired business,
–	inability to obtain regulatory approval, including antitrust approvals,
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
–	diversion of management’s attention away from other business concerns,
–	inability to improve the revenues, profitability or realize the cost savings and synergies expected in the acquisition,
–	assumption of significant liabilities, some of which may be unknown at the time,
–	potential future impairment of the value of goodwill and intangible assets acquired, and
–	identification of internal control deficiencies of the acquired business.

We may be required to reorganize our operations in response to changing conditions in the paper industry, and such actions may require significant expenditures and may not be successful.

In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry. For example, in 2004 we incurred costs of approximately $9.2 million in connection with the restructuring of our subsidiary in France. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our financial operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs while at the same time positioning us to maintain or increase our sales.

Our fiber-based products business is subject to a number of factors that may adversely influence its profitability, including high costs of natural gas and dependence on a few suppliers of raw materials.

We use natural gas in the production of our fiber-based granular products, the price of which is subject to fluctuation. We seek to manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively

Kadant Inc.	2006 Annual Report

manage our exposure to natural gas price fluctuations. Although the cost of natural gas has fallen recently, we may not realize the benefit of lower prices due to the short-term forward contracts we have entered into. Higher costs of natural gas will adversely affect our consolidated results if we are unable to effectively manage our exposure or pass these costs on to customers in the form of surcharges.

We are dependent on two paper mills for the fiber used in the manufacture of our fiber-based granular products. These mills have the exclusive right to supply the papermaking byproducts used in the manufacturing process. Due to process changes at the mills, we have experienced some difficulty obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. Although we believe our relationship with the mills is good, the mills could decide not to renew the contract when it expires at the end of 2007, or may not agree to renew on commercially reasonable terms. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs and might prevent prices for our products from being competitive.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

We seek patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market share. We could incur substantial costs to defend ourselves in suits brought against us, including for alleged infringement of third party rights, or in suits in which we may assert our intellectual property rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property. Of particular concern are developing economies such as China, where the laws, courts, and administrative agencies may not protect our intellectual property rights as fully as in other countries.

We seek to protect trade secrets and proprietary know-how, in part, through confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors or our competitors may otherwise gain access to our intellectual property.

Kadant Inc.	2006 Annual Report

Fluctuations in our quarterly operating results may cause our stock price to decline.

Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104,
–	failure of a customer, particularly in China, to comply with an order’s contractual obligations,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices of our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders, and
–	fluctuations in our effective tax rate.

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

Provisions of our charter and bylaws may discourage, delay, or prevent a merger or acquisition that our shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. For example, these provisions:

–	authorize the issuance of “blank check” preferred stock without any need for action by shareholders,
–	provide for a classified board of directors with staggered three-year terms,
–	require supermajority shareholder voting to effect various amendments to our charter and bylaws,
–	eliminate the ability of our shareholders to call special meetings of shareholders,
–	prohibit shareholder action by written consent, and
–	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Kadant Inc.	2006 Annual Report

Item 2.    Properties

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed. The location and general character of our principal properties as of December 30, 2006, are as follows:

Papermaking Systems

We own approximately 1,856,000 square feet and lease approximately 144,000 square feet, under leases expiring on various dates ranging from 2007 to 2012, of manufacturing, engineering, and office space. In addition, in China we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2044 to 2054. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Yangzhou, China; Theodore, Alabama, U.S.A; Queensbury, New York, U.S.A; Weesp, The Netherlands; Wuxi, China; Bury, England; Hindas, Sweden; Guadalajara, Mexico; Summerstown, Ontario, Canada; Sao Paulo, Brazil; and Mason, Ohio, U.S.A.

Corporate and Other Businesses

We lease approximately 10,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2013. We own approximately 26,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 25,000 square feet, under a lease which expired in January 2007, of manufacturing space located in Green Bay, Wisconsin. We currently occupy this space on a tenant-at-will basis. We also own 33,000 square feet of manufacturing and office space in Springport, Michigan.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Kadant Inc.	2006 Annual Report

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol KAI.

The following table sets forth the high and low sales prices of our common stock for 2006 and 2005, as reported in the consolidated transaction reporting system.

	2006		2005
Quarter	High	Low	High	Low
First	$23.32	$17.95	$21.22	$18.15
Second	27.10	20.70	22.65	17.02
Third	26.55	19.50	23.18	18.27
Fourth	27.98	22.79	20.54	16.50

Holders of Common Stock

As of February 28, 2007, we had approximately 5,421 holders of record of our common stock. This does not include holdings in street or nominee name. The closing market price on the New York Stock Exchange for our common stock on February 28, 2007, was $23.42 per share.

Dividend Policy

We have never declared or paid cash dividends and we do not at this time expect to pay cash dividends in the foreseeable future because our policy has been to use earnings to finance expansion and growth, as well as repurchase our stock. Payment of dividends will rest within the discretion of the board of directors and will depend upon, among other factors, our earnings, capital requirements, and financial condition. Our ability to pay dividends is restricted by the terms of our Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the fourth quarter of 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
10/1/06 – 10/31/06	–	–	–	$11,885,514
11/1/06 – 11/30/06	20,300	$23.59	20,300	$11,406,581
12/1/06 – 12/30/06	147,200	$24.37	147,200	$7,818,695

Total	167,500	$24.28	167,500

(1)	On May 3, 2006, our board of directors authorized the repurchase of up to $15 million of our equity securities during the period from May 18, 2006 through May 18, 2007. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of December 30, 2006, we had repurchased 135,300 shares of our common stock for $3.1 million in the third quarter of 2006, and 167,500 shares of our common stock for $4.1 million in the fourth quarter of 2006 under this authorization.

Kadant Inc.	2006 Annual Report

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	2006 (a)	2005	2004 (b)	2003 (c)	2002(c,d,e)
Statement of Operations Data
Revenues	$341,613	$243,713	$194,966	$191,507	$177,113

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	18,281	9,865	5,753	13,123	8,280
Loss from Discontinued Operation, Net of Tax	(1,184)	(2,988)	(5,099)	(1,306)	(2,326)

Income Before Cumulative Effect of Change in Accounting Principle	17,097	6,877	654	11,817	5,954
Cumulative Effect of Change in Accounting Principle, Net of Tax	–	–	–	–	(32,756)

Net Income (Loss)	$17,097	$6,877	$654	$11,817	$(26,802)

Basic Earnings (Loss) per Share:
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$1.32	$.71	$.41	$.96	$.64
Discontinued Operation	(.08)	(.21)	(.36)	(.09)	(.18)
Cumulative Effect of Change in Accounting Principle	–	–	–	–	(2.53)

Net Income (Loss)	$1.24	$.50	$.05	$.87	$(2.07)

Diluted Earnings (Loss) per Share:
Continuing Operations Before Cumulative Effect of Change in Accounting Principle	$1.30	$.70	$.40	$.94	$.63
Discontinued Operation	(.09)	(.21)	(.35)	(.09)	(.18)
Cumulative Effect of Change in Accounting Principle	–	–	–	–	(2.49)

Net Income (Loss)	$1.21	$.49	$.05	$.85	$(2.04)

Balance Sheet Data (f)
Working Capital (g)	$80,542	$75,446	$113,650	$114,935	$83,855
Total Assets	393,085	355,811	285,237	271,713	231,517
Long-Term Obligations	44,652	46,500	–	–	580
Shareholders’ Investment	237,965	207,625	212,461	211,758	181,257

(a)	Reflects $0.8 million of pre-tax restructuring costs.
(b)	Reflects $9.5 million of pre-tax restructuring and other costs.
(c)	Restated to reflect the composite building products business as a discontinued operation.
(d)

Reflects $2.4 million of pre-tax restructuring and other costs, the redemption and repurchase of $118.1 million of our 4 1/2% subordinated convertible debentures, resulting in a pre-tax gain of $50.0 thousand, and cumulative effect of a change in accounting principle of $32.8 million associated with the adoption of SFAS No. 142.

(e)	Annual results were revised to reclassify extraordinary gains from the redemption and repurchase of our debentures in accordance with SFAS No. 145.
(f)	Includes the composite building products business, which is reflected as a discontinued operation.
(g)	Includes $3.0 million, $7.4 million, $8.1 million, $12.2 million, and $10.1 million in 2006, 2005, 2004, 2003, and 2002, respectively, associated with the discontinued operation.

Kadant Inc.	2006 Annual Report

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in the Consolidated Financial Statements, beginning on page F-1 of this Report.

Overview

Company Overview

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Pulp and Papermaking Systems (Papermaking Systems), and two product lines, Fiber-based Products and Casting Products, included in Other Businesses. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which should be less susceptible to the cyclical trends in the paper industry.

Through our Fiber-based Products line, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. We also manufacture and sell grey and ductile iron castings through our Casting Products business.

In addition, prior to its sale on October 21, 2005, we operated a composites building products business, which is presented as a discontinued operation in the accompanying consolidated financial statements.

International Sales

During 2006 and 2005, approximately 61% and 60%, respectively, of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Kadant Inc.	2006 Annual Report

Revenue Recognition and Accounts Receivable. We enter into arrangements with customers that have multiple deliverables, such as equipment and installation, and we recognize revenues and profits on certain long-term contracts using the percentage-of-completion method of accounting.

–	Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting were $91.9 million in 2006, $55.6 million in 2005, and $43.7 million in 2004. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. In addition, we are exposed to the risk, primarily relating to our orders in China, that a customer will not comply with the order’s contractual obligations to take delivery of the equipment. The contractual obligations relating to the order may be difficult to enforce through a foreign country’s legal system, which could result in a significant credit exposure in the period or periods that were to be affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our actual results differed from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.
–	SAB No. 104. Under SAB No. 104, “Revenue Recognition,” when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. When a sale arrangement involves multiple elements (e.g., installation), we consider the guidance in Emerging Issues Task Force (EITF) No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under EITF No. 00-21, revenues for products sold that require installation, for which the installation is essential to functionality or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment, with estimated installation costs accrued. We provide a reserve for the estimated warranty and installation costs at the time revenue is recognized, as applicable. To the extent that installation becomes a significant component of our business in the future, the judgment associated with the determination of revenue recognition will increase. The complexity of all issues related to the assumptions, risks, and uncertainties inherent in the application of SAB No. 104 affects the amounts reported as revenues in our consolidated financial statements. Under SAB No. 104, we may not be able to reliably predict future revenues and profitability due to the difficulty of estimating when installation will be performed or when we will meet the contractually agreed upon performance tests, which can delay or prohibit recognition of revenues. The determination of when we install the equipment or fulfill the performance guarantees is largely dependent on our customers, their willingness to allow installation of the equipment or performance of the appropriate tests in a timely manner, and their cooperation in addressing possible problems that would impede achievement of the performance guarantee criteria. Unexpected changes in the timing related to the completion of installation or performance guarantees could cause our revenues and earnings to be significantly affected.

We exercise judgment in determining our allowance for bad debts, which is based on our historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable

Kadant Inc.	2006 Annual Report

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

Warranty Obligations for Continuing Operations. We offer warranties of various durations to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate terms regarding warranty coverage and length of warranty depending on the products and their applications. Our standard mechanical warranties require us to repair or replace a defective product during the warranty period at no cost to the customer. We record an estimate for warranty-related costs at the time of sale based on our actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past.

A significant increase in warranty return rates or costs to repair our products would lead to an increase in the warranty provision and could have a material adverse impact on our consolidated results for the period or periods in which such returns or additional costs occur.

Warranty Obligations for Discontinued Operation. On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets, comprising the composites business, to LDI Composites Co. (the Buyer) for approximately $11.9 million in cash and the assumption of $1.4 million in liabilities resulting in an $84,000 loss on sale. As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Activity associated with the warranty reserve is classified in the results of the discontinued operation in our consolidated financial statements. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

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

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above were not accurately predicting the actual level of warranty claims making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, we are required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of December 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1.1 million to approximately $15.6 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the

Kadant Inc.	2006 Annual Report

potential range of loss. Our consolidated results in future reporting periods will be negatively impacted if the future level of warranty claims exceeds the warranty reserve.

Stock-Based Compensation. Our adoption of SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), in the first quarter of 2006 requires that we recognize stock-based compensation expense associated with stock options in the statement of income, rather than disclose it in a pro forma footnote to our consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We did not grant any stock options in 2006. For options granted prior to January 1, 2006, we calculated the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Similar to the analysis for the expected option life, we reviewed historical forfeiture data and have applied an annual forfeiture rate of 2.5% to all unvested options as of December 31, 2005. We reevaluate this analysis quarterly and adjust the forfeiture rate as necessary. Ultimately, we will recognize the actual expense over the vesting period only for the shares that vest.

Income Taxes. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not the tax asset or loss carryforward will be used, we would reverse the related valuation allowance. Our tax valuation allowance totaled $2.8 million at year-end 2006. Should our actual future taxable income by tax jurisdiction vary from our estimate, additional allowances or reversals thereof may be necessary.

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

Derivatives. We use derivative instruments primarily to reduce our exposure to changes in currency exchange rates and interest rates. When we enter into a derivative contract, we make a determination as to

Kadant Inc.	2006 Annual Report

whether the transaction is deemed to be a hedge for accounting purposes. For contracts deemed to be a hedge, we formally document the relationship between the derivative instrument and the risk being hedged. In this documentation, we specifically identify the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluate whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, we do not use hedge accounting for the derivative.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. We perform an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the consolidated statement of income.

We entered into interest rate swap agreements in 2006 and 2005 to hedge a portion of our variable rate debt and have designated these agreements as cash flow hedges of the underlying obligations. The fair value of the interest rate swap agreements are included in other assets for unrecognized gains and in other liabilities for unrecognized losses with an offset in accumulated other comprehensive items (net of tax). We have structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness.

We use forward currency exchange contracts primarily to hedge certain operational (“cash flow” hedges) and balance sheet (“fair value” hedges) exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of our operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. We enter into forward currency exchange contracts to hedge anticipated product sales and recorded accounts receivable made in the normal course of business, and accordingly, the hedges are not speculative in nature.

Valuation of Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment tests in the fourth quarter of 2006 using estimates from our long-range forecasts. Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No adjustment was required to the carrying value of our goodwill or intangible assets based on the analysis performed.

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The paper industry in North America and Europe has been in a prolonged down cycle for the past several years and has undergone important structural

Kadant Inc.	2006 Annual Report

changes during that time. In contrast, the paper industry in China has experienced strong growth over the last several years. The performance of paper producers in North America and Europe has been generally improving over the past year. However, paper producers in those regions continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. As the financial performance of paper companies has improved, they have increased their capital and operating spending, which has had a positive effect on paper company suppliers, such as our Company. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) increasing sales of paper machine accessories and water-management products in China, (ii) increasing our use of low-cost manufacturing bases in China and Mexico, (iii) penetrating new markets outside the paper industry, and (iv) increasing aftermarket sales in China. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

On May 11, 2005, we acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and in the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees. The purchase price for the acquisition was approximately $114.0 million, including $101.5 million paid in cash at closing, $1.6 million paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4.8 million paid for acquisition-related costs, and $6.1 million of additional cash consideration we expect to pay in annual installments through 2010. The additional consideration of $6.1 million relates to certain tax assets of Kadant Johnson, the value of which we expect to realize. We paid $0.9 million of this additional consideration in 2006, and the remaining amount is due over the next four years as follows: $0.9 million in each of 2007, 2008 and 2009, and $2.5 million in 2010.

On June 2, 2006, our subsidiary Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) and, by September 30, 2006, acquired the assets of Huayi, including cash, inventory, machinery, equipment, and buildings for $21.1 million, net of $2.3 million of assumed liabilities (Kadant Jining acquisition). The remaining purchase obligation, which has been accrued as of December 30, 2006, is $3.4 million which we expect to pay through January 2008 as certain post-closing and indemnification obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China.

In the last several years, China has become a significant market for our stock-preparation equipment. A large percentage of the world’s increases in paper production capacity are in China. Consequently, competition is intense and there is increasing pricing pressure particularly for large systems. To capitalize on this growing market, we plan to start manufacturing certain of our accessory and water-management products in our China facilities in 2007. Currently, our revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China’s banking system. These delays and delays in receiving down payments, could delay our recognizing revenue on these projects to periods later than originally anticipated. We plan to use Kadant Jining as a base for increasing our aftermarket business, which we believe will be more predictable.

Our 2007 guidance reflects expected revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation. For the first quarter of 2007, we expect to earn between $.22 and $.24 per diluted share, on revenues of $77 to $79 million. For the full year, we expect to earn between $1.50 and $1.60 per diluted share (which includes a $.08 decline in profitability from our Fiber-based Products business), on revenues of $360 to $370 million.

Kadant Inc.	2006 Annual Report

Results of Operations

2006 Compared to 2005

The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2006	2005
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	63	61
Selling, general, and administrative expenses	26	31
Research and development expenses	2	2
Restructuring and other costs (income), net	–	–

	91	94

Operating Income	9	6
Interest Income	–	1
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	8	6
Provision for Income Taxes	3	2

Minority Interest Expense	–	–
Income from Continuing Operations	5	4
Loss from Discontinued Operation	–	(1)

Net Income	5%	3%

Revenues

Revenues increased $97.9 million, or 40%, to $341.6 million in 2006 from $243.7 million in 2005. Revenues in 2006 increased primarily due to a $40.4 million, or 84%, increase from Kadant Johnson acquired in May 2005, a $39.4 million, or 165%, increase in stock-preparation equipment sales in China, which includes a $6.0 million increase from Kadant Jining acquired in June 2006. Also contributing to the increase in 2006 was a $2.8 million increase for an additional month of revenue recognized at our Kadant Lamort subsidiary to conform to our fiscal year end and a $2.6 million increase from the favorable effects of currency translation.

Revenues for 2006 and 2005 for our Papermaking Systems segment and other businesses are as follows:

(In thousands)	2006	2005
Revenues:
Papermaking Systems	$327,501	$232,615
Other Businesses	14,112	11,098

	$341,613	$243,713

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $94.9 million, or 41%, to $327.5 million in 2006 from $232.6 million in 2005. The increase in revenues in 2006 was primarily due to a $38.9 million, or 85%, increase in revenues from Kadant Johnson acquired in May 2005, and a $39.4 million, or 165%, increase in stock-preparation equipment sales in China, which includes a $6.0 million increase from Kadant Jining acquired in June 2006. Also contributing to the increase in 2006 was a $2.8 million increase for an additional month of revenue recognized at our Kadant Lamort subsidiary to conform to our fiscal year end and a $2.6 million increase from the favorable effects of currency translation.

Kadant Inc.	2006 Annual Report

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between 2006 and 2005, and the changes in revenues by product line between 2006 and 2005 excluding the effect of currency translation. The presentation of the changes in revenues by product line, excluding the effect of currency translation, is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods.

(In millions)	2006	2005	Increase	Increase Excluding Effect of Currency Translation
Product Line:
Stock-Preparation Equipment	$146.2	$98.2	$48.0	$48.2
Fluid-Handling	84.4	45.5	38.9	36.9
Accessories	60.6	58.8	1.8	1.2
Water-Management	33.8	28.3	5.5	5.3
Other	2.5	1.8	0.7	0.7

	$327.5	$232.6	$94.9	$92.3

Revenues from the segment’s stock-preparation equipment product line increased $48.0 million, or 49%, in 2006 compared to 2005, including a $0.2 million decrease from the unfavorable effect of currency translation. The increase was primarily due to a $39.4 million, or 165%, increase in capital equipment sales in China which includes a $6.0 million increase from Kadant Jining acquired in June 2006. In addition, revenues in this product line increased $4.6 million, or 15%, in 2006 at our European-based business primarily due to an increase in sales of both capital and aftermarket products and the inclusion of an additional month of revenue at our Kadant Lamort subsidiary to conform to our fiscal year end. Revenues in this product line also increased $4.0 million, or 9%, from sales in North America primarily due to stronger sales of both capital and aftermarket products.

Revenues from the segment’s fluid-handling product line increased $38.9 million, or 85%, in 2006 compared to 2005, including a $2.0 million increase from the favorable effect of currency translation. This increase was primarily due to the inclusion of revenues from Kadant Johnson for the full 2006 period compared to their inclusion from May 11, 2005 in the prior year period.

Revenues from the segment’s accessories product line increased $1.8 million, or 3%, in 2006 compared to 2005 primarily due to an increase in sales in Europe.

Revenues from the segment’s water-management product line increased $5.5 million, or 19%, in 2006 compared to 2005, due primarily to an increase in capital sales in North America and, to a lesser extent, in Europe.

Other Businesses. Revenues from our other businesses increased $3.0 million, or 27%, to $14.1 million in 2006 from $11.1 million in 2005. Revenues from the Fiber-based Products business increased $1.5 million, or 18%, to $10.1 million in 2006 from $8.6 million in 2005 due to increased sales of our Biodac™ products. Revenues from our Casting Products business increased $1.5 million, or 60%, to $4.0 million in 2006 compared to $2.5 million in 2005 due to the inclusion of revenues from Kadant Johnson for the entire 2006 period compared to their inclusion from May 11, 2005 in the prior year period. We expect lower revenues in the Fiber-based Products business in 2007 due to increased competition in this market.

Kadant Inc.	2006 Annual Report

Gross Profit Margin

Gross profit margin for 2006 and 2005 for our Papermaking Systems segment and our other businesses are as follows:

	2006	2005
Gross Profit Margin:
Papermaking Systems	37%	39%
Other Businesses	28%	28%

	37%	39%

Gross profit margin was 37% and 39% in 2006 and 2005, respectively. The gross profit margin at the Papermaking Systems segment decreased to 37% in 2006 from 39% in 2005. This decrease was primarily due to lower margins in our stock-preparation equipment product line as a result of several large capital equipment orders from China, which had lower than normal gross profit margin levels. Also contributing to the decrease was an unfavorable product mix that shifted toward lower-margin capital products. Partially offsetting this were improved gross margins at our fluid-handling product line. The gross profit margin at our other businesses was 28% in 2006 and 2005. We expect the gross profit margin in the Fiber-based Products business to be negatively affected by lower revenue in 2007 due to increased competition in this market.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in 2006 from 31% in 2005 primarily due to higher operating leverage associated with increased revenues. Selling, general, and administrative expenses increased to $90.2 million in 2006 from $74.6 million in 2005, an increase of $15.6 million, or 21%. This increase was primarily due to a $9.7 million, or 51%, increase from Kadant Johnson resulting from its inclusion for the full 2006 period compared to its inclusion from May 11, 2005 in the prior year period. Also contributing to the increase was a $1.5 million increase from our Kadant Jining subsidiary acquired in June 2006, a $1.4 million increase from our Kadant Lamort subsidiary due to the inclusion of an additional month of selling, general, and administrative expenses to conform to our fiscal year end, and a $0.8 million unfavorable effect of currently translation.

Research and development expenses increased to $6.2 million in 2006 million from $4.9 million in 2005, an increase of $1.3 million, or 27%, and represented 2% of revenues in both periods. The increase in research and development expenses was primarily due to a $0.7 million increase from Kadant Johnson resulting from its inclusion for the full 2006 period compared to its inclusion from May 11, 2005 in the prior year period.

On January 1, 2006, we adopted SFAS 123R using the modified prospective method. There were no stock option awards granted in 2006. For stock option awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, SFAS 123R under the modified prospective method allowed us to recognize compensation cost beginning with the effective date based on the requirements of SFAS 123. For these stock option awards, we calculated compensation cost on the date of grant using the fair value of the stock options as determined by the Black-Scholes valuation model. In 2006, we recognized $0.3 million of pre-tax stock-based compensation expense, or $.01 per diluted share, related to unvested stock option awards granted prior to 2006 as a result of the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for share based payments to employees using Accounting Principles Board Opinion No. 25’s (APB 25), “Accounting for Stock Issued to Employees,” intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. As of December 30, 2006, the total compensation cost related to unvested stock option awards not yet recognized in the consolidated statement of income was approximately $0.1 million, which will be recognized over a weighted average period of 1.2 years. Under the modified prospective method, prior periods are not restated for the effect of SFAS 123R.

Kadant Inc.	2006 Annual Report

Total stock-based compensation expense, including compensation expense associated with restricted stock and the employee stock purchase plan, was $0.9 million and $0.3 million in 2006 and 2005, respectively, and is included in selling, general, and administrative expenses.

Restructuring and Other Costs (Income), Net

During 2006, we recorded restructuring costs of $0.8 million, which included $0.7 million of severance and associated costs due to a reduction of 15 full-time employees in Canada and France and $0.1 million of equipment relocation costs associated with our 2005 restructuring actions. These costs related to our Papermaking Systems segment. We estimate annualized savings of $0.5 million in selling, general, and administrative expenses and $0.4 million in cost of revenues once these restructuring actions are completed.

During 2005, we recorded restructuring income of $0.1 million, which included $0.2 million of restructuring costs and $0.3 million of curtailment gain. The restructuring costs of $0.2 million in 2005 included $0.1 million of income resulting from the reduction in the estimated restructuring costs associated with the Kadant Lamort restructuring initiated in 2004 and $0.3 million in restructuring costs associated with 2005 restructuring actions. The 2005 restructuring costs include $0.2 million of severance and associated costs related to the reduction of 14 full-time positions in the U.S. and $0.1 million for equipment relocation costs, both in our Papermaking Systems segment. Upon completion, the annualized savings from the restructuring were $0.7 million ($0.6 million in selling, general, and administrative expenses and $0.1 million in cost of revenues). The $0.3 million curtailment gain in 2005 resulted from a reduction in the accrued liability for Kadant Lamort’s pension plan associated with the Kadant Lamort restructuring initiated in 2004.

Interest Income

Interest income decreased to $1.1 million in 2006 from $1.5 million in 2005 primarily due to lower average cash balances as a result of the acquisitions of Kadant Johnson in May 2005 and Kadant Jining in June 2006.

Interest Expense

Interest expense increased to $3.3 million in 2006 from $2.1 million in 2005 primarily due to the increase in interest expense associated with the $60.0 million in borrowings entered into in May 2005 to fund the Kadant Johnson acquisition, the $10 million in borrowings entered into in May 2006, and the $5.1 million in borrowings entered into in 2006 to fund the Kadant Jining acquisition.

Provision for Income Taxes

Our effective tax rate was 32% and 28% in 2006 and 2005, respectively. The 32% effective tax rate in 2006 consisted of our 33% recurring tax rate, slightly offset by a 1%, or $0.2 million, non-recurring tax benefit related to reductions in tax reserves associated with the favorable resolution of a state tax audit. The 28% effective tax rate in 2005 consisted of our 35% recurring tax rate, offset by a 6% non-recurring tax benefit resulting from a payment of $0.9 million received from our former parent company under a tax agreement and a 1% non-recurring tax benefit related to a reduction of $0.1 million in tax reserves. We expect our effective tax rate to be in the range of 31% to 32% in 2007.

Income from Continuing Operations

Income from continuing operations increased to $18.3 million in 2006 from $9.9 million in 2005, an increase of $8.4 million, or 85%. The increase in 2006 was primarily due to a $97.9 million, or 40% increase in revenues which contributed to an increase in operating income of $14.9 million (see Revenues, Gross Profit Margin and Operating Expenses discussed above), offset in part by an increase in interest expense of $1.2 million associated with an increase in borrowings in 2005 and 2006.

Kadant Inc.	2006 Annual Report

Loss from Discontinued Operation

The net loss from our discontinued operation decreased to $1.2 million in 2006 from $3.0 million in 2005. Net losses in 2006 and 2005 were primarily due to $1.2 million and $5.5 million, respectively, of pre-tax warranty provisions.

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions used in estimating the warranty obligation were not accurately predicting the actual level of warranty claims making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, we are required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of December 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1.1 million to approximately $15.6 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss for products under warranty. In 2006 and 2005, Composites LLC paid $5.8 million and $4.6 million, respectively, in warranty claims. The accrued warranty obligation was $1.1 million and $5.3 million as of December 30, 2006 and December 31, 2005, respectively. Our consolidated results in future reporting periods will be negatively impacted if the future level of warranty claims exceed the warranty reserve.

2005 Compared to 2004

The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2005	2004
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	61	61
Selling, general, and administrative expenses	31	29
Research and development expenses	2	1
Restructuring and other costs (income), net	–	5

	94	96

Operating Income	6	4
Interest Income	1	–
Interest Expense	(1)	–

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	6	4
Provision for Income Taxes	2	1
Minority Interest Expense	–	–

Income from Continuing Operations	4	3
Loss from Discontinued Operation	(1)	(3)

Net Income	3%	–%

Kadant Inc.	2006 Annual Report

Revenues

Revenues increased to $243.7 million in 2005 from $195.0 million in 2004, an increase of $48.7 million, or 25%. Revenues in 2005 include a $47.9 million, or 25%, increase from Kadant Johnson, and the favorable effects of currency translation of $2.0 million, or 1%, due to a weaker U.S. dollar relative to most of the functional currencies in countries in which we operate.

Revenues from our Papermaking Systems segment and other businesses for 2005 and 2004 are as follows:

(In thousands)	2005	2004
Revenues:
Papermaking Systems	$232,615	$188,320
Other Businesses	11,098	6,646

	$243,713	$194,966

Papermaking Systems. Revenues for the Papermaking Systems segment increased to $232.6 million in 2005 compared with $188.3 million in 2004, an increase of $44.3 million, or 24%. The increase in revenues in 2005 includes $45.5 million, or 24%, from Kadant Johnson, which comprises our fluid-handling product line, and a 1% increase from the favorable effect of currency translation.

Revenues at the Papermaking Systems segment by product line were as follows:

(In millions)	2005	2004	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Product Line:
Stock-Preparation Equipment	$98.2	$95.4	$2.8	$2.0
Accessories	58.8	62.7	(3.9)	(4.7)
Fluid-Handling	45.5	–	45.5	45.5
Water-Management	28.3	28.8	(0.5)	(0.8)
Other	1.8	1.4	0.4	0.3

	$232.6	$188.3	$44.3	$42.3

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

Revenues from the fluid-handling product line were $45.5 million in 2005.

Revenues from the segment’s water-management product line decreased $0.5 million, or 2%, in 2005, including a $0.3 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line decreased by $0.8 million, or

Kadant Inc.	2006 Annual Report

3%, due primarily to a $1.3 million, or 22%, decrease in sales in Europe due to a decrease in large capital orders and lower levels of mill spending.

Other Businesses. Revenues from our Fiber-based Products business increased $2.0 million, or 29%, in 2005 to $8.6 million from $6.6 million in 2004 due to stronger sales of Biodac®, our line of biodegradable granular products. Revenues from our Casting Products business were $2.5 million in 2005.

Gross Profit Margin

Gross profit margin for 2005 and 2004 were as follows:

	2005	2004
Gross Profit Margin:
Papermaking Systems	39%	39%
Other	28%	36%

	39%	39%

Gross profit margin was 39% in 2005 and 2004. The gross profit margin at the Papermaking Systems segment remained constant at 39% in 2005 and 2004. The inclusion of the fluid-handling product line from May 2005 contributed to a 3% increase in gross profit margins in 2005, largely offset by lower margins at our stock- preparation product line in 2005. The lower margins at our stock-preparation product line in 2005 primarily resulted from a higher proportion of sales of lower-margin capital equipment in North America, which reduced gross margins by 1%, as well as lower gross profit margins in Europe at our Kadant Lamort subsidiary, which also reduced gross margins by 1%. The gross profit margin at our other businesses decreased to 28% in 2005 from 36% in 2004 due to the inclusion of lower margins from the Casting Products business and lower margins in our Fiber-based granular product line due to an increase in the cost of natural gas used in the production of our fiber-based granules.

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

The increase in general and administrative expenses included $9.9 million of general and administrative expenses from Kadant Johnson and a $1.0 million increase associated with a gain which lowered general and administrative expenses in 2004. The gain of $1.0 million in the first quarter of 2004 resulted from the renegotiation of a series of agreements with one of our licensees. These increases were offset in part by a $1.3 million decrease due to expense reductions at the Papermaking Systems segment, a $0.7 million decrease in severance costs associated with our European operations, and a $0.5 million decrease in bad debt expense.

The increase in selling expenses was due primarily to $9.1 million associated with Kadant Johnson and a $0.4 million increase from the unfavorable effect of foreign currency translation.

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

Restructuring and Other Costs (Income), Net

During 2005, we recorded restructuring income of $0.1 million, which included $0.2 million of restructuring costs and $0.3 million of curtailment gain. The restructuring costs of $0.2 million in 2005 included $0.1 million

Kadant Inc.	2006 Annual Report

of income resulting from the reduction in the estimated restructuring costs associated with the Kadant Lamort restructuring initiated in 2004 and $0.3 million in restructuring costs associated with 2005 restructuring actions. The 2005 restructuring costs include $0.2 million of severance and associated costs related to the reduction of 14 full-time positions in the U.S. and $0.1 million for equipment relocation costs, both in our Papermaking Systems segment. Upon completion, the annualized savings from the restructuring were $0.7 million ($0.6 million in selling, general, and administrative expenses and $0.1 million in cost of revenues). The $0.3 million curtailment gain in 2005 resulted from a reduction in the accrued liability for Kadant Lamort’s pension plan associated with the Kadant Lamort restructuring initiated in 2004.

During 2004, we recorded restructuring costs of $9.5 million, which were accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Restructuring costs of $9.2 million related to severance and other termination costs for 97 employees across all functions at the Papermaking Systems segment’s Kadant Lamort subsidiary. These actions were taken in an effort to strengthen Kadant Lamort’s competitive position in the European paper industry. In addition, we recorded restructuring costs of $0.3 million related to severance costs for 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries. Upon completion, the annualized savings from the restructuring were $5.6 million ($3.6 million in cost of revenues and $2.0 million in selling, general, and administrative expenses).

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

Provision for Income Taxes

Our effective tax rate was 28% and 30% in 2005 and 2004, respectively. The 28% effective tax rate in 2005 consisted of our 35% recurring tax rate, offset by a 6% non-recurring tax benefit resulting from a payment of $0.9 million received from our former parent company under a tax agreement and a 1% non-recurring tax benefit resulting from a reduction of $0.1 million in tax reserves. The 30% effective tax rate in 2004 was lower than the statutory federal income tax rate primarily due to a reorganization of several of our foreign subsidiaries that resulted in a more tax-efficient corporate structure.

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

Kadant Inc.	2006 Annual Report

Loss from Discontinued Operation

On October 21, 2005, our Composites LLC subsidiary sold substantially all of its assets, comprising the composites business, to LDI Composites Co. As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation.

Loss from discontinued operation decreased to $3.0 million in 2005 from $5.1 million in 2004, a decrease of $2.1 million, due primarily to a $1.2 million pre-tax decrease in warranty costs and a decrease in operating costs prior to the sale.

Liquidity and Capital Resources

Consolidated working capital was $80.5 million at December 30, 2006, compared with $75.4 million at December 31, 2005. Included in working capital are cash and cash equivalents of $39.6 million at December 30, 2006, compared with $40.8 million at December 31, 2005. At December 30, 2006, $29.5 million of cash and cash equivalents was held by our foreign subsidiaries.

2006

Our operating activities provided cash of $8.2 million in 2006, including $12.3 million provided by continuing operations and $4.1 million used by the discontinued operation. The cash provided by operating activities in 2006 was primarily due to income from continuing operations of $18.3 million, an increase in accounts payable of $11.3 million, and a non-cash charge of $7.8 million for depreciation and amortization expense. Offsetting these sources of cash in 2006 was an increase in unbilled contract costs and fees of $12.1 million and an increase in accounts receivable of $6.9 million. These increases were primarily associated with an increase in revenues in our stock-preparation equipment product line. An additional $8.4 million of cash was used in 2006 due to a reduction of other current liabilities. The reduction of other current liabilities was due primarily to a decrease of $6.7 million in billings in excess of contract costs and fees due to the timing of contracts recognized under the percentage-of-completion method and a decrease of $4.0 million in accrued restructuring costs due to payments made in 2006, offset by an increase in customer deposits of $5.1 million. The $4.1 million of cash used by the discontinued operation in 2006 was primarily related to the payment of $5.8 million for warranty claims.

Our investing activities used cash of $18.1 million in 2006, including $22.4 million used by continuing operations and $4.3 million provided by the discontinued operation. The cash used in continuing operations was primarily due to the use of cash as consideration in acquisitions, including $15.1 million associated with the Kadant Jining acquisition and $2.5 million associated with the Kadant Johnson acquisition. We also purchased $4.1 million of property, plant, and equipment. The cash provided by the discontinued operation of $4.3 million relates to the reduction of restricted cash of $3.5 million held in escrow to satisfy warranty claims and cash proceeds of $0.8 million received in the first quarter of 2006 from the buyer of the assets of Composites LLC for post-closing adjustments.

Our financing activities provided cash of $3.0 million in 2006 related entirely to our continuing operations. We received $10.0 million in proceeds from a commercial real estate loan entered into in May 2006 and $5.1 million in loan proceeds in June 2006 associated with the Kadant Jining acquisition. In addition, we received $9.4 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options and $2.5 million of excess tax benefits from share-based payments. We used cash of $16.6 million in 2006 for principal payments on our debt obligations and $7.2 million to repurchase our common stock on the open market.

Kadant Inc.	2006 Annual Report

2005

Cash provided by operating activities was $17.7 million in 2005, including $19.1 million provided by continuing operations and $1.4 million used by the discontinued operation. The cash provided by operating activities in 2005 was primarily the result of $9.9 million of income from continuing operations, a non-cash charge of $6.9 million for depreciation and amortization expense, and a decrease in inventory of $4.4 million, offset in part by a decrease in accounts payable, which used cash of $4.5 million. The cash used by the discontinued operation of $1.4 million resulted primarily from the net loss of $3.0 million due primarily to the pre-tax warranty provision of $5.5 million and a decrease in accounts payable of $1.1 million due to payments made prior to the sale date. These items were offset in part by a decrease in accounts receivable due to collections made prior to the sale date, which provided cash of $1.2 million and an increase in other current liabilities of $1.8 million due primarily to an increase in payments owed to the buyer as reimbursement for claims paid on behalf of Composites LLC.

Cash used for investing activities was $100.9 million in 2005, including $106.4 million used by continuing operations and $5.5 million provided by the discontinued operation. We used cash of $103.6 million in 2005 to acquire the stock of The Johnson Corporation. We used $3.2 million in 2005 to purchase property, plant, and equipment. We also used cash of $1.1 million in 2005 to acquire the remaining minority interest in one of our Kadant Johnson subsidiaries. The cash provided by the discontinued operation of $5.5 million relates primarily to the unrestricted cash proceeds received from the sale of the majority of the assets of the discontinued operation.

Our financing activities provided cash of $50.1 million in 2005 related entirely to our continuing operations. In 2005, we received proceeds of $60.0 million from a term loan we entered into to fund a portion of the purchase price for Kadant Johnson. We also increased our short- and long-term obligations by $4.0 million, which represents additional consideration for Kadant Johnson to be paid through 2010. During 2005, we purchased 486,400 shares of our common stock on the open market for $9.1 million and repaid $5.5 million of long-term obligations.

Additional Liquidity and Capital Resources

We completed our acquisition of Kadant Johnson on May 11, 2005 for approximately $114.0 million, of which $101.5 million was paid in cash at closing, $1.6 million was paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4.8 million was paid for acquisition-related costs, and $6.1 million we expect to pay in annual installments through 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize. In 2006, we paid $0.9 million of this additional consideration. The remaining balance, of which $0.9 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the accompanying consolidated balance sheet, is due over the next four years as follows: $0.9 million in each of 2007, 2008 and 2009, and $2.5 million in 2010. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (Credit Agreement) effective as of May 9, 2005, as subsequently amended, in the aggregate principal amount of up to $95 million, including a $35 million revolver. The Credit Agreement includes a $60 million term loan (Term Loan), which is repayable in quarterly installments over a five-year period. The current remaining aggregate principal amount to be repaid each year is as follows: $8.8 million, $11.4 million, $12.6 million and $6.3 million in 2007, 2008, 2009, and 2010, respectively.

The amount we are able to borrow under the revolving line of credit is the total borrowing capacity less any outstanding letters of credit and multi-currency borrowings issued under the Credit Agreement. As of December 30, 2006, we had $13.6 million of borrowing capacity under the revolving line of credit.

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

Kadant Inc.	2006 Annual Report

In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances, including when we make a material acquisition or repurchase our stock. Pursuant to an amendment to the Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio was increased from 2.5 to 2.75 in the second and third quarters of 2006 as a result of the Kadant Jining acquisition. We are also required to comply with a minimum consolidated fixed charge coverage ratio of 1.5. In addition to the financial covenants, we are also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of December 30, 2006, we were in compliance with these covenants.

The loans under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by a pledge of 65% of the stock of our first-tier foreign subsidiaries and our subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

To hedge exposure to movements in the variable interest rate on the Term Loan, we entered into a swap agreement (the Swap Agreement), which was effective May 17, 2005, to convert $36 million of the principal balance of the $60 million term loan from a floating rate to a fixed rate of interest. The Swap Agreement has a five-year term, the same quarterly payment dates as the hedged portion of the term loan, and reduces proportionately in line with the amortization of the Term Loan. Under the Swap Agreement, we will receive a three-month LIBOR rate and pay a fixed rate of interest of 4.125%. The net effect on interest expense for the hedged portion of the term loan is that we will pay a fixed interest rate of up to 5.375% (the sum of the 4.125% fixed rate under the Swap Agreement and the applicable margin of up to 1.25% on the term loan). The guarantee provisions and the default and financial covenants, as well as certain restrictions on the payment of dividends included in the Credit Agreement, as amended, restated, modified or replaced from time to time, also apply to the Swap Agreement.

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

Our obligations under the Loan may be accelerated upon the occurrence of an event of default under the Loan and the Mortgage and Security Agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the Credit Agreement or any successor credit facility would be an event of default under the Loan.

To hedge the exposure to movements in the variable interest rate on the Loan, on May 3, 2006, we entered into a swap agreement with Citizens Bank of Massachusetts effective May 5, 2006, which converts the Loan from a floating rate to a fixed rate of interest. The swap agreement has a ten-year term; the same quarterly payment dates as the Loan, and reduces in line with the amortization of the Loan. The swap agreement automatically terminates in the event there are no outstanding borrowings under the Credit Agreement (or successor credit facility), the Loan, or any other borrowing under which Citizens Bank of Massachusetts is a lender. Under the swap agreement, we will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the Loan is that we will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under the swap agreement and the applicable margin of 1% on the Loan). The guarantee

Kadant Inc.	2006 Annual Report

and default provisions of the Credit Agreement (and any successor credit facility) and the Loan, including those contained in the Mortgage and Security Agreements, also apply to the swap agreement.

On June 2, 2006, our Kadant Jining subsidiary assumed responsibility for the operation of Huayi and, by September 30, 2006, acquired the assets of Huayi including cash, inventory, machinery, equipment, and buildings for approximately $21.1 million, net of assumed liabilities of $2.3 million. Of the total consideration, $17.7 million was paid in cash. To finance a portion of the acquisition, on June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or $5.1 million, under a 47-month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%. We plan to finance the remaining purchase obligation of $3.4 million, which we expect to pay through January 2008 as certain obligations are satisfied, through a combination of cash and borrowings in China.

On May 3, 2006, our board of directors authorized the repurchase of up to $15.0 million of our equity securities during the period from May 18, 2006 through May 18, 2007. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of December 30, 2006, we had purchased 302,800 shares for $7.2 million under this authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through December 30, 2006, we have not provided for U.S. income taxes on approximately $62.4 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.5 million.

On October 21, 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying consolidated financial statements. As part of the transaction, Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. At December 30, 2006, the warranty reserve for the composites business was $1.1 million. Our liquidity and consolidated results will continue to be impacted by future cash payments for warranty claims and any adjustments to this warranty obligation. Adjustments to our results for these items will continue to be classified within the results for the discontinued operation in our consolidated financial statements.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $6 to $7 million during 2007 for property, plant, and equipment.

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

Kadant Inc.	2006 Annual Report

Contractual Obligations and Other Commercial Commitments

The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of December 30, 2006, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 7 and 8 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Long-term debt obligations	$9.3	$25.0	$12.4	$7.3	$54.0
Interest (c)	2.8	3.8	1.5	2.0	10.1
Operating lease obligations	3.2	3.1	1.3	0.8	8.4
Kadant Johnson acquisition consideration (d)	0.9	1.8	2.5	–	5.2
Kadant Jining acquisition consideration (e)	2.1	1.3	–	–	3.4
Letters of credit (f)	10.0	3.3	1.8	–	15.1

Total (g)	$28.3	$38.3	$19.5	$10.1	$96.2

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this analysis.
(b)	In the ordinary course of business, we are required to issue limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of December 30, 2006.
(d)	In addition to the consideration paid at closing for Kadant Johnson, $5.2 million will be paid through 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize.
(e)	In addition to the consideration paid at closing for Kadant Jining, $3.4 million will be paid through January 2008 as certain post-closing and indemnification obligations are satisfied.
(f)	Primarily relates to guarantees of customer deposits. This total excludes letters of credit of $13.7 million, which guarantee payment of amounts accrued on the balance sheet and reflected in the table within long-term debt obligations, Kadant Johnson acquisition consideration, and Kadant Jining acquisition consideration.
(g)	This table excludes $1.0 million of accrued restructuring costs and $6.8 million of other long-term liabilities related primarily to pension and other post-retirement plans, as these liabilities are not subject to fixed payment terms. We expect that the accrued restructuring costs will be paid in 2007.

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

Kadant Inc.	2006 Annual Report

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We entered into “receive-variable and pay-fixed” swap agreements in 2006 and 2005 to hedge a portion of our variable rate long-term debt. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward foreign exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries’ local currencies. We do not engage in extensive foreign currency hedging activities; however, the purpose of our foreign currency hedging activities is to protect our local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward foreign exchange contracts principally hedge transactions denominated in U.S. dollars. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not use financial instruments for trading purposes.

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in a negative impact on our net income of $0.1 million in both 2006 and 2005.

A portion of our outstanding debt is sensitive to changes in interest rates. We hedged $37.9 million and $33.3 million of our debt at year end 2006 and 2005, respectively, with “receive-variable pay-fixed” swap agreements. The fair values of the swap agreements are sensitive to changes in long-term swap rates. A 10% decrease in the long-term swap rates would have resulted in an increase of unrealized losses of $0.1 million and $0.3 million as of year-end 2006 and 2005, respectively. The remaining unhedged portion of the debt totaling $16.1 million and $22.2 million as of year-end 2006 and 2005, respectively, is sensitive to changes in interest rates. As of year-end 2006 the interest rate on the unhedged portion of our U.S. debt was based on LIBOR and for our foreign debt based on rates established by the Bank of China Limited. As of year-end 2005, the interest rate on the unhedged portion of the debt was based on LIBOR. A 10% increase in the year-end rates would have resulted in a negative impact on our net income of $0.1 million in both 2006 and 2005.

Currency Exchange Rates

We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi and Brazilian reals. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ investment. A 10% depreciation in functional currencies at year-end 2006 and 2005, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $13.3 million and $6.7 million, respectively.

The fair value of forward foreign exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward foreign exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% depreciation in year-end 2006 and 2005 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward foreign exchange contracts of $0.5 million and $0.3 million in 2006 and 2005, respectively. Since we use forward foreign exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward foreign currency exchange contracts resulting from changes in foreign currency exchange rates would be offset by corresponding changes in the fair value of the hedged items.

Kadant Inc.	2006 Annual Report

Item 8.    Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item  9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2006. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of December 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that as of December 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are continuing the process of evaluating Kadant Jining’s internal controls and, as of the date of this report, have not yet completed our evaluation. As permitted, we have excluded this acquisition from our reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at December 30, 2006.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006, excluding the internal controls at Kadant Jining. In making this assessment, our management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of December 30, 2006 our internal control over financial reporting, excluding the internal controls at Kadant Jining, is effective based on the criteria issued by COSO.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls

Kadant Inc.	2006 Annual Report

may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accountants, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein on page F-3.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

This information will be under the heading “Election of Directors” in our 2007 proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated in this Report by reference, except as follows. The information concerning executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report. The information concerning Section 16(a) reporting compliance appears below.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, and beneficial owners of more than 10% of our common stock, to file with the SEC initial reports of ownership and periodic reports of changes in ownership of our securities. Based upon a review of these filings, all Section 16(a) filing requirements applicable to such persons were complied with during 2006 on a timely basis, except as follows. The Form 4s reporting the award of 2,500 shares of restricted stock to each of our non-management directors on May 25, 2006 (Dr. Albertine, Dr. Allen, Mr. Leonard, and Mr. McKone) were filed late by 16 business days on June 19, 2006.

Corporate Governance

The information required under Item 406 of Regulation S-K will be included under the heading “Election of Directors – Corporate Governance – Code of Business Conduct and Ethics” in our 2007 proxy statement and is incorporated in this Report by reference.

Item 11.    Executive Compensation

This information will be included under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our 2007 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2006 Annual Report

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information will be included under the heading “Stock Ownership” in our 2007 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 30, 2006:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	782,985	(1)	$18.07	(1)	1,441,106	(2)
Equity compensation plans not approved by security holders (3)	117,001		$14.26		12,002

Total	899,986	(1)	$17.58	(1)	1,453,108	(2)

(1)	Excludes an aggregate of 263,950 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(2)	Includes 263,950 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(3)	The material features of our 2001 employee equity incentive plan are described in Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 3, which begins on page F-1 of this Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

This information will be included under the heading “Election of Directors” in our 2007 proxy statement and is incorporated in this Report by reference.

Item 14.    Principal Accountant Fees and Services

This information will be included under the heading “Independent Auditors” in our 2007 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2006 Annual Report

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):

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

(3)	Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 42. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b)	Exhibits

See the Exhibit Index beginning on page 42.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2007	KADANT INC.

By: /s/ WILLIAM A. RAINVILLE
William A. Rainville
Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 13, 2007.

Signature	Title

By: /s/ WILLIAM A. RAINVILLE William A. Rainville	Chairman of the Board, Chief Executive Officer, and President

By: /s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Executive Vice President, Chief Financial Officer

By: /s/ MICHAEL J. MCKENNEY Michael J. McKenney	Vice President, Finance and Chief Accounting Officer

By: /s/ JOHN M. ALBERTINE John M. Albertine	Director

By: /s/ JOHN K. ALLEN John K. Allen	Director

By: /s/ THOMAS C. LEONARD Thomas C. Leonard	Director

By: /s/ FRANCIS L. MCKONE Francis L. McKone	Director

Exhibit Index

Exhibit Number		Description of Exhibit
2.1		Purchase Agreement among the Registrant, Johnson Acquisition Corp., The Johnson Corporation and the principal shareholders of Johnson identified in the Purchase Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on April 12, 2005 and incorporated in this document by reference). (1)

2.2		Purchase Agreement dated October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on October 27, 2005 and incorporated in this document by reference). (1)

2.3		Asset Purchase Agreement dated January 21, 2006 on behalf of Kadant Jining Light Machinery Co. Ltd. by the Registrant (as Buyer) and Jining Huayi Light Industry Machinery Co., Ltd., (as Seller) (filed as Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 [File No. 1-11406] filed with the Commission on March 16, 2006 and incorporated in this document by reference). (1)

2.4		Business Transfer Agreement dated as of May 31, 2006 between Kadant Light Machinery (Jining) Co., Ltd. and Jining Huayi Light Industry Machinery Company (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 [File No. 1-11406] filed with the Commission on August 10, 2006 and incorporated in this document by reference). (1)

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

4.1		Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on July 17, 2001, and incorporated in this document by reference).

10.1	*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2	*	Form of Change in Control Agreement between the Company and Mr. William A. Rainville, chairman and chief executive officer of the Company (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on December 8, 2006, and incorporated in this document by reference).

10.3	*	Form of Change in Control Agreement between the Company and Other Senior Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on December 8, 2006, and incorporated in this document by reference).

10.4	*	Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit
10.5*	Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.6*	2001 Employee Equity Incentive Plan of the Registrant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.7*	Kadant Inc. 2006 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 31, 2006, and incorporated in this document by reference).

10.8*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

10.9*	Amended and Restated Directors’ Restricted Stock Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 [File No. 1-11406] and incorporated in this document by reference).

10.10*	Form of Nonqualified Stock Option Agreement for employees and executive officers of the Registrant (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.11*	Summary of Non-employee Director Compensation of the Registrant.

10.12*	Form of Restricted Stock Agreement for award of restricted shares to non-employee directors used for restricted stock awards prior to February 27, 2007 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on June 13, 2005 and incorporated in this document by reference).

10.13	Form of Restricted Stock Agreement for award of restricted shares to non-employee directors used for restricted stock awards on and after February 27, 2007.

10.14	Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated May 9, 2005 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 11, 2005 and incorporated in this document by reference). (1)

10.15	First Amendment to Credit Agreement dated May 9, 2005 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated October 21, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.16	Second Amendment to Credit Agreement dated May 9, 2005 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, effective December 28, 2005 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on January 4, 2006 and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit
10.17	Guarantee and Pledge Agreement, dated May 9, 2005, in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 11, 2005 and incorporated in this document by reference). (1)

10.18	International Swap Dealers Association, Inc. Master Agreement dated May 13, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.19	Third Amendment to the Credit Agreement dated April 3, 2006, among Kadant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on April 7, 2006 and incorporated in this document by reference).

10.20	Promissory Note in the principal amount of $10,000,000 dated May 4, 2006, between Kadant and Citizens Bank of Massachusetts (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.21	Limited Guaranty Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.22	Limited Guaranty Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.23	Limited Guaranty Agreement dated May 4, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.24	Mortgage and Security Agreement dated May 4, 2006 between Kadant and Citizens Bank of Massachusetts relating to the real property and related personal property located in Queensbury, New York (filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.25	Mortgage and Security Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Auburn, Massachusetts (filed as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.26	Mortgage and Security Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Theodore, Alabama (filed as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

Exhibit Index

Exhibit Number		Description of Exhibit
10.27		Mortgage and Security Agreement dated May 9, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Three Rivers, Michigan (filed as Exhibit 99.8 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.28		Swap Confirmation dated May 9, 2006 between Kadant and Citizens Bank of Massachusetts (filed as Exhibit 99.10 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.29		(Middle/Long-Term) RMB Loan Agreement dated as of June 6, 2006 between Kadant Light Machinery (Jining) Co., Ltd. and Bank of China Limited, Jining Branch (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 [File No. 1-11406] filed with the Commission on August 10, 2006 and incorporated in this document by reference).

10.30		Supplementary Agreement to (Middle/Long-Term) RMB Loan Agreement dated as of June 6, 2006 between Kadant Light Machinery (Jining) Co., Ltd. and Bank of China Limited, Jining Branch (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 [File No. 1-11406] filed with the Commission on August 10, 2006 and incorporated in this document by reference).

10.31		Payment Guarantee Agreement dated as of June 6, 2006 between Kadant Light Machinery (Jining) Co., Ltd. and Bank of China Limited, Jining Branch (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 [File No. 1-11406] filed with the Commission on August 10, 2006 and incorporated in this document by reference).

10.32	*	Employment Agreement dated April 7, 2005 between the Registrant and Rudolf A. Leerentveld (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.33		Joinder Agreement dated as of September 30, 2005, among Kadant Lamort SAS, the Registrant, and JPMorgan Chase Bank, N.A., as administrative agent for the several banks and other financial institutions from time to time parties to the Credit Agreement dated as of May 9, 2005.

10.34		Assumption Agreement dated as of May 23, 2005, made by Kadant Johnson Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions or entities parties to the Credit Agreement dated as of May 9, 2005.

10.35		Assumption Agreement dated as of June 12, 2006 made by Fiberprep Inc., in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions or entities parties to the Credit Agreement dated May 9, 2005 and as subsequently amended among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.36		Waiver and Release among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of October 23, 2006 to (1) the Credit Agreement dated May 9, 2005 and as subsequently amended among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and the (2) Guarantee and Pledge Agreement, dated as of May 9, 2005 (as amended, supplemented or modified, from time to time) made by Kadant Inc. and certain of its subsidiaries in favor of the Administrative Agent. (1)

Exhibit Index

Exhibit Number	Description of Exhibit
10.37	Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.38	First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.39	Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(1)	The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Kadant Inc.

Annual Report on Form 10-K

Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Consolidated Statement of Income for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	F-4

Consolidated Balance Sheet as of December 30, 2006 and December 31, 2005	F-5

Consolidated Statement of Cash Flows for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	F-6

Consolidated Statement of Comprehensive Income and Shareholders’ Investment for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	F-7

Notes to Consolidated Financial Statements	F-8

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a):

Page
Schedule II – Valuation and Qualifying Accounts	F-45

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, comprehensive income and shareholders’ investment, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and, effective December 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kadant Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2007

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kadant Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report of Internal Control over Financial Reporting, management’s assessment of and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of Kadant Jining, which is included in the 2006 consolidated financial statements of Kadant Inc. and constituted 6% and 5% of total assets and net assets, respectively, as of December 30, 2006 and 2% of both revenues and net income for the year then ended. Our audit of internal control over financial reporting of Kadant Inc. also did not include an evaluation of the internal control over financial reporting of Kadant Jining.

In our opinion, management’s assessment that Kadant Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kadant Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, comprehensive income and shareholders’ investment, and cash flows for each of the three years in the period ended December 30, 2006, and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2007

Kadant Inc.	2006 Financial Statements

Consolidated Statement of Income

(In thousands, except per share amounts)	2006	2005	2004
Revenues (Note 11)	$341,613	$243,713	$194,966

Costs and Operating Expenses:
Cost of revenues	214,919	149,744	119,200
Selling, general, and administrative expenses	90,236	74,617	56,334
Research and development expenses	6,201	4,887	3,077
Restructuring and other costs (income), net (Note 8)	815	(118)	9,515

	312,171	229,130	188,126

Operating Income	29,442	14,583	6,840
Interest Income	1,121	1,505	1,468
Interest Expense (Note 6)	(3,328)	(2,114)	(23)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	27,235	13,974	8,285
Provision for Income Taxes (Note 5)	8,688	3,925	2,524
Minority Interest Expense	266	184	8

Income from Continuing Operations	18,281	9,865	5,753
Loss from Discontinued Operation (net of income tax benefit of $702, $1,608, $2,966 in 2006, 2005, and 2004, respectively; Note 9)	(1,184)	(2,988)	(5,099)

Net Income	$17,097	$6,877	$654

Basic Earnings per Share (Note 12)
Continuing Operations	$1.32	$.71	$.41
Discontinued Operation	(.08)	(.21)	(.36)

Net Income	$1.24	$.50	$.05

Diluted Earnings per Share (Note 12)
Continuing Operations	$1.30	$.70	$.40
Discontinued Operation	(.09)	(.21)	(.35)

Net Income	$1.21	$.49	$.05

Weighted Average Shares (Note 12)
Basic	13,816	13,829	14,071

Diluted	14,097	14,104	14,398

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2006 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$39,634	$40,822
Accounts receivable, less allowances of $2,623 and $2,221	49,963	41,822
Unbilled contract costs and fees	24,087	11,603
Inventories	41,679	35,115
Other current assets	8,575	11,969
Assets of discontinued operation (Note 9)	4,461	14,030

Total Current Assets	168,399	155,361

Property, Plant, and Equipment, at Cost, Net	40,939	32,907

Other Assets	11,983	6,856

Intangible Assets	34,686	36,262

Goodwill	137,078	124,425

Total Assets	$393,085	$355,811

Liabilities and Shareholders’ Investment
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$9,330	$9,000
Accounts payable	32,934	20,229
Accrued payroll and employee benefits	15,685	14,002
Customer deposits	8,688	3,636
Billings in excess of contract costs and fees	1,442	8,032
Accrued restructuring costs (Note 8)	971	4,781
Other current liabilities	17,348	13,636
Liabilities of discontinued operation (Note 9)	1,459	6,599

Total Current Liabilities	87,857	79,915

Deferred Income Taxes (Note 5)	8,761	9,878

Other Long-Term Liabilities (Note 3)	12,833	10,848

Long-Term Obligations (Note 6)	44,652	46,500

Minority Interest	1,017	1,045

Commitments and Contingencies (Note 7)

Shareholders’ Investment (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520 shares issued	146	146
Capital in excess of par value	93,002	97,297
Retained earnings	153,147	136,050
Treasury stock at cost, 616,737 and 1,055,756 shares	(14,401)	(24,254)
Deferred compensation	–	(124)
Accumulated other comprehensive items (Note 13)	6,071	(1,490)

	237,965	207,625

Total Liabilities and Shareholders’ Investment	$393,085	$355,811

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2006 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2006	2005	2004
Operating Activities
Net income	$17,097	$6,877	$654
Loss from discontinued operation (Note 9)	1,184	2,988	5,099

Income from continuing operations	18,281	9,865	5,753
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,758	6,931	3,604
Stock-based compensation expense	926	–	–
Provision for losses on accounts receivable	725	185	656
Minority interest expense	266	184	8
Gain on sale of property, plant, and equipment	–	(166)	(149)
Deferred income tax expense	5,065	1,511	199
Other items, net	(1,403)	1,459	363
Changes in current accounts, net of effects of acquisitions
Accounts receivable	(6,941)	(35)	453
Unbilled contract costs and fees	(12,137)	(493)	921
Inventories	(3,126)	4,362	1,665
Other current assets	22	542	397
Accounts payable	11,280	(4,465)	(2,630)
Other current liabilities	(8,383)	(817)	1,693

Net cash provided by continuing operations	12,333	19,063	12,933
Net cash (used in) provided by discontinued operation	(4,172)	(1,360)	316

Net cash provided by operating activities	8,161	17,703	13,249

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(17,639)	(103,614)	–
Acquisition costs capitalized (paid), net	–	1,563	(1,916)
Acquisition of minority interest in subsidiary	(701)	(1,129)	(318)
Purchases of property, plant, and equipment	(4,097)	(3,245)	(2,189)
Proceeds from sale of property, plant, and equipment	412	507	1,306
Other, net	(316)	(501)	(90)

Net cash used in continuing operations	(22,341)	(106,419)	(3,207)
Net cash provided by (used in) discontinued operation	4,271	5,548	(314)

Net cash used in investing activities	(18,070)	(100,871)	(3,521)

Financing Activities
Proceeds from issuance of short and long-term obligations (Note 6)	15,124	60,000	–
Increase in short and long-term obligations	–	4,000	–
Purchase of Company common stock	(7,181)	(9,116)	(10,261)
Repayment of long-term obligations (Note 6)	(16,642)	(5,522)	(598)
Net proceeds from issuance of Company common stock (Note 3)	9,380	1,393	5,493
Excess tax benefits from stock option exercises	2,529	–	–
Payment of debt issuance costs	(173)	(652)	–

Net cash provided by (used in) continuing operations	3,037	50,103	(5,366)
Net cash provided by (used in) discontinued operation	–	–	–

Net cash provided by (used in) financing activities	3,037	50,103	(5,366)

Exchange Rate Effect on Cash of Continuing Operations	2,538	(2,498)	3,315

Change in Cash from Discontinued Operation	3,146	(5,704)	–

(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(1,188)	(41,267)	7,677
Cash and Cash Equivalents at Beginning of Year	40,822	82,089	74,412

Cash and Cash Equivalents at End of Year	$39,634	$40,822	$82,089

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2006 Financial Statements

Consolidated Statement of Comprehensive Income and

Shareholders’ Investment

(In thousands)	2006	2005	2004
Comprehensive Income
Net Income	$17,097	$6,877	$654

Other Comprehensive Items (Note 13):
Foreign currency translation adjustment	7,909	(4,564)	5,326
Deferred loss on pension and other post-retirement plans (net of tax of $849) (Note 3)	(1,272)	–	–
Unrecognized prior service income (net of tax of $757) (Note 3)	1,136	–	–
Deferred (loss) gain on hedging instruments (net of tax of $141, $133 and $59 in 2006, 2005, and 2004, respectively)	(212)	174	113

Other Comprehensive Items	7,561	(4,390)	5,439

Comprehensive Income	$24,658	$2,487	$6,093

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning of year	$146	$146	$143
Activity under employees’ and directors’ stock plans	–	–	3

Balance at end of year	146	146	146

Capital in Excess of Par Value:
Balance at beginning of year	97,297	98,450	94,454
Adoption of SFAS 123R	(124)	–	–
Activity under employees’ and directors’ stock plans	(6,700)	(1,276)	3,288
Tax benefit related to employees’ and directors’ stock plans	2,529	123	708

Balance at end of year	93,002	97,297	98,450

Retained Earnings:
Balance at beginning of year	136,050	129,173	128,519
Net income	17,097	6,877	654

Balance at end of year	153,147	136,050	129,173

Treasury Stock, at Cost:
Balance at beginning of year	(24,254)	(18,158)	(8,788)
Purchases of Company common stock	(7,181)	(9,116)	(10,261)
Activity under employees’ and directors’ stock plans	17,034	3,020	891

Balance at end of year	(14,401)	(24,254)	(18,158)

Deferred Compensation:
Balance at beginning of year	(124)	(50)	(31)
Adoption of SFAS 123R	124	–	–
Issuance of restricted stock under directors’ stock plans (Note 3)	–	(352)	(200)
Amortization of deferred compensation	–	278	181

Balance at end of year	–	(124)	(50)

Accumulated Other Comprehensive Items (Note 13):
Balance at beginning of year	(1,490)	2,900	(2,539)
Other comprehensive items	7,561	(4,390)	5,439

Balance at end of year	6,071	(1,490)	2,900

Shareholders’ Investment	$237,965	$207,625	$212,461

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc.’s (the Company) continuing operations include one operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines, Fiber-based Products and Casting Products, which are reported in Other. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products for the global papermaking and paper recycling industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; water-management systems essential for draining, purifying, and recycling process water; and fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. Through its Fiber-based Products line, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications. The Company also manufactures and sells grey and ductile iron castings through its Casting Products business.

On October 21, 2005, the Company’s Kadant Composites LLC subsidiary (Composites LLC) sold substantially all the assets comprising its composites business to LDI Composites Co. (the Buyer). As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. As of December 30, 2006, the accrued warranty reserve associated with the composites business was $1,135,000, which represents the low end of the range of potential loss for products under warranty. Composites LLC has calculated the potential range of loss to be between $1,135,000 and approximately $15,600,000. (See Warranty Obligation for Discontinued Operation below for further information.) All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in the Company’s consolidated financial statements.

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

Fiscal Year

The Company has adopted a fiscal year ending the Saturday nearest to December 31. References to 2006, 2005, and 2004 are for the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively. Prior to 2006, the Company’s Kadant Lamort subsidiary, based in France, had a fiscal year ending on November 30 to allow sufficient time for the Company to consolidate the financial statements of that

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

business. In 2006, the Kadant Lamort subsidiary changed its fiscal year end to conform to the Company’s fiscal year end. This change resulted in the inclusion of an additional month of operating results for Kadant Lamort, which had an immaterial effect on the Company’s consolidated income from continuing operations and net income in 2006.

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial condition depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition, warranty obligations for continuing operations and the discontinued operation, stock-based compensation, income taxes, accounts receivable, inventories, derivatives, and the valuation of intangible assets and goodwill. A discussion on the application of these and other accounting policies is included in Note 1.

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

Revenue Recognition and Accounts Receivable

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

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method. Revenues recorded under the percentage-of-completion method were $91,947,000 in 2006, $55,590,000 in 2005, and $43,742,000 in 2004. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones

Kadant Inc.	2006 Financial Statements

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

The Company exercises judgment in determining its allowance for bad debts, which is based on its historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, the Company looks at historical writeoffs of its receivables. The Company also looks at current trends in the credit quality of its customer base as well as changes in its credit policies. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer’s current creditworthiness. The Company continuously monitors collections and payments from its customers. In addition, in some instances the Company utilizes letters of credit as a way to mitigate credit exposure. While actual bad debts have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rate of bad debts that it had in the past, especially in light of business conditions in the paper industry. A significant change in the liquidity or financial position of any of the Company’s customers could result in the uncollectibility of the related accounts receivable and could adversely affect its operating cash flows in that period.

Warranty Obligations for Continuing Operations

The Company provides for the estimated cost of product warranties at the time of sale based on the actual historical return rates and repair costs. The Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The changes in the carrying amount of product warranties included in other current liabilities in the accompanying consolidated balance sheet are as follows:

(In thousands)	2006	2005
Balance at Beginning of Year	$2,836	$3,582
Provision charged to income	1,541	1,214
Usage	(1,352)	(2,009)
Other, net (a)	139	49

Balance at End of Year	$3,164	$2,836

(a)	Includes $232 of acquired warranty obligation in 2005 and the effects of currency translation.

Warranty Obligations for Discontinued Operation

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

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

consolidated financial statements. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

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

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above were not accurately predicting the actual level of warranty claims making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under Statement of Financial Accounting Standards (SFAS) No. 5 (SFAS 5), “Accounting for Contingencies” to record the minimum amount of the potential range of loss for products under warranty. The warranty obligation as of December 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1,135,000 to approximately $15,600,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss for products under warranty.

Stock-Based Compensation

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

As a result of the adoption of SFAS 123R on January 1, 2006, the Company’s results of operations for 2006 included incremental share-based pre-tax compensation expense related to stock options of $296,000 and an associated income tax benefit of $119,000. This incremental expense, net of related tax benefits, decreased basic and diluted earnings per share by $.01 in 2006. As of December 30, 2006, the Company had approximately $111,000 of unrecognized compensation cost related to stock option awards that it expects to recognize as expense over a weighted average period of 1.2 years. The total share-based compensation cost, including compensation expense associated with restricted stock and the employee stock purchase plan, is $926,000,

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

$278,000, and $181,000 in 2006, 2005, and 2004, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of income. The adoption of SFAS 123R in 2006 resulted in the inclusion in cash flows from financing activities of $2,529,000 of total tax benefits realized from stock options exercised during 2006 that would have been reflected in cash flows from operating activities prior to the adoption of SFAS 123R.

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

The following table illustrates the impact on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock-based employee compensation for 2005 and 2004.

(In thousands, except per share amounts)	2005	2004
Income from Continuing Operations	$9,865	$5,753
Loss from Discontinued Operation	(2,988)	(5,099)

Net Income As Reported	6,877	654
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(561)	(2,173)

Pro Forma Net Income (Loss)	$6,316	$(1,519)

Basic Earnings (Loss) per Share:
As reported:
Income from continuing operations	$.71	$.41
Net income	$.50	$.05
Pro forma:
Income from continuing operations	$.67	$.25
Net income (loss)	$.46	$(.11)
Diluted Earnings (Loss) per Share:
As reported:
Income from continuing operations	$.70	$.40
Net income	$.49	$.05
Pro forma:
Income from continuing operations	$.66	$.25
Net income (loss)	$.45	$(.11)

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109) the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Prior to the spinoff from Thermo Electron, the Company and Thermo Electron were parties to a tax allocation agreement under which the Company and its subsidiaries, except its foreign operations, its Fiberprep subsidiary, and in 2000, its Kadant Composites Inc. subsidiary, were included in the consolidated federal and certain state income tax returns filed by Thermo Electron. The tax allocation agreement provided that, in years in which these entities had taxable income, the Company would pay to Thermo Electron amounts comparable to the taxes it would have paid if the Company had filed separate tax returns. The tax allocation agreement terminated as of the Spinoff Date, at which time the Company and Thermo Electron entered into a tax matters agreement. The tax matters agreement requires, among other things, that the Company file its own income tax returns for tax periods beginning immediately after the Spinoff Date. In addition, the tax matters agreement requires that the Company indemnify Thermo Electron, but not the shareholders of Thermo Electron, against liability for taxes resulting from (a) the conduct of the Company’s business following the distribution or (b) the failure of the distribution to Thermo Electron shareholders of shares of the Company’s common stock or of Viasys Healthcare Inc. (another Thermo Electron spinoff) common stock to continue to qualify as a tax-free spinoff under Section 355 of the Internal Revenue Code as a result of certain actions that the Company takes following the distribution. Thermo Electron has agreed to indemnify the Company against taxes resulting from the conduct of Thermo Electron’s business prior to and following the distribution, or from the failure of the distribution of shares of the Company’s common stock to Thermo Electron shareholders to continue to qualify as a tax-free spinoff other than as a result of some actions that the Company may take following the distribution. Although not anticipated, if any of the Company’s post-distribution activities cause the distribution to become taxable, the Company could incur a liability to Thermo Electron and/or various taxing authorities, which could adversely affect the Company’s results of operations, financial position, and cash flows.

Earnings per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the effect would have been antidilutive to income from continuing operations, diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects.

Cash and Cash Equivalents

At year-end 2006 and 2005, the Company’s cash equivalents included investments in money market funds and other marketable securities of its domestic and foreign subsidiaries, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Supplemental Cash Flow Information

(In thousands)	2006	2005	2004
Cash Paid for Interest	$3,232	$2,096	$37
Cash Paid for Income Taxes	$2,250	$2,422	$2,411
Non-Cash Investing Activities (Note 2):
Fair Value of Assets Acquired	$26,249	$158,694	$–
Cash Paid for Acquired Business	(20,520)	(106,146)	–

Liabilities Assumed of Acquired Business	$5,729	$52,548	$–

Non-Cash Financing Activities:
Issuance of Restricted Stock	$478	$352	$200

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out; last-in, first-out; or weighted average basis) or market value and include materials, labor, and manufacturing overhead. The components of inventories are as follows:

(In thousands)	2006	2005
Raw Materials and Supplies	$22,418	$19,971
Work in Process	9,916	5,605
Finished Goods (includes $624 and $328 at customer locations)	9,345	9,539

	$41,679	$35,115

The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value.

The last-in, first-out inventory method is used to value approximately 11% and 15% of inventory at year-end 2006 and 2005, respectively. If the first-in, first-out method had been used, it would have increased inventory by $96,000 and $88,000 as of year-end 2006 and 2005, respectively.

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

(In thousands)	2006	2005
Land	$5,002	$4,719
Buildings	36,275	28,146
Machinery, Equipment, and Leasehold Improvements	56,718	52,803

	97,995	85,668
Less: Accumulated Depreciation and Amortization	57,056	52,761

	$40,939	$32,907

Depreciation and amortization expense was $4,960,000, $5,019,000, and $2,931,000 in 2006, 2005, and 2004, respectively.

Intangible Assets

Intangible assets in the accompanying balance sheet include the costs of acquired intellectual property, tradename, patents, customer relationships, non-compete agreements and other specifically identifiable intangible assets. An intangible asset of $8,100,000 associated with the acquisition of the Johnson tradename has an indefinite life and is not being amortized. The remaining intangible assets are amortized using the straight-line method over periods ranging from 1 to 20 years with a weighted-average amortization period of 14 years. The

Kadant Inc.	2006 Financial Statements

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

Acquired intangible assets are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
December 30, 2006
Customer relationships	$16,317	$345	$(1,779)	$14,883
Intellectual property	13,057	–	(4,163)	8,894
Tradename	8,100	–	–	8,100
Non-compete agreements	3,119	–	(2,976)	143
Distribution network	2,400	–	(231)	2,169
Licensing agreements	400	–	(33)	367
Other	260	–	(130)	130

	$43,653	$345	$(9,312)	$34,686

December 31, 2005
Customer relationships	$15,700	$–	$(674)	$15,026
Intellectual property	13,057	–	(3,074)	9,983
Tradename	8,100	–	–	8,100
Non-compete agreements	3,119	–	(2,663)	456
Distribution network	2,400	–	(90)	2,310
Licensing agreements	400	–	(13)	387

	$42,776	$–	$(6,514)	$36,262

Amortization of acquired intangible assets was $2,798,000 in 2006, $1,912,000 in 2005 and $673,000 in 2004. The estimated future amortization expense of acquired intangible assets is $2,730,000 in 2007; $2,411,000 in 2008; $2,361,000 in 2009; $2,361,000 in 2010, $2,171,000 in 2011, and $14,552,000 thereafter.

Goodwill

The changes in the carrying amount of goodwill in 2006 and 2005 are as follows:

(In thousands)	2006	2005
Balance at Beginning of Year	$124,425	$74,408
Increase due to Kadant Johnson acquisition (Note 2)	4,389	50,467
Increase due to Kadant Jining acquisition (Note 2)	5,267	–
Increase due to Purchase of Minority Interest in Subsidiary	344	861
Currency Translation Adjustment	2,653	(1,311)

	$137,078	$124,425

Goodwill as of year-end 2006 and 2005 relates entirely to the Company’s Papermaking Systems segment.

During 2006, the Company acquired the remaining minority interest in one of its Kadant Johnson subsidiaries for $701,000 in cash and recorded $344,000 of goodwill. During 2005, the Company acquired the remaining minority interest in one of its Kadant Johnson subsidiaries for $1,129,000 in cash, and recorded $861,000 of goodwill.

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. The Company completed its annual impairment test in the fourth quarter of 2006 using the estimates from its long-range forecasts. No adjustment was required to the carrying value of its goodwill or indefinite-lived intangible assets based on the analysis performed.

The Company assesses its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows were to be less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts and the fair values of the assets.

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for each quarter in accordance with SFAS No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ investment (see Note 13). Foreign currency transaction gains and losses are included in the accompanying consolidated statement of income and are not material for the three years presented.

Derivatives

The Company uses derivative instruments primarily to reduce its exposure to changes in currency exchange rates and interest rates. When the Company enters into a derivative contract, the Company makes a determination as to whether the transaction is deemed to be a hedge for accounting purposes. For contracts deemed to be a hedge, the Company formally documents the relationship between the derivative instrument and the risk being hedged. In this documentation, the Company specifically identifies the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluates whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, the Company does not use hedge accounting for the derivative.

SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the consolidated statement of income.

The Company entered into interest rate swap agreements in 2006 and 2005 to hedge a portion of its variable rate debt and has designated these agreements as cash flow hedges of the underlying obligations. The fair values of the interest rate swap agreements are included in other assets for unrecognized gains and in other liabilities for

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

unrecognized losses with an offset in accumulated other comprehensive items (net of tax). The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 will become effective in the first quarter of 2007. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this standard on the effective date, December 30, 2006. As a result of the adoption the Company recorded a $91,000 increase to long-term deferred tax asset, a $136,000 decrease to other comprehensive income, a $2,450,000 increase to its Kadant Web Systems subsidiary’s accrued pension liability, and a $2,223,000 decrease to the accrued pension and post-retirement liability associated with other benefit plans.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company in the first quarter of 2008. The Company is currently analyzing the effect that SFAS 157 will have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ presentations to conform to the 2006 presentation.

2.    Acquisitions

On June 2, 2006, the Company’s subsidiary, Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), and, by September 30, 2006, acquired substantially all of the assets of Huayi including cash, inventory, machinery, equipment, and buildings for $21,109,000, net of assumed liabilities of $2,253,000 related primarily to acquired customer deposits (Kadant Jining acquisition). Of the total consideration, $17,674,000 was paid in cash,

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisitions  (continued)

including $988,000 for acquisition-related costs, of which $353,000 was paid in 2005. To finance a portion of the purchase price Kadant Jining borrowed 40 million Chinese renminbi, originally translated at $5,072,000. The remaining purchase obligation of $3,435,000, of which $2,081,000 is included in other current liabilities and $1,354,000 is included in other long-term liabilities in the accompanying balance sheet, will be paid through January 2008 as certain post-closing and indemnification obligations are satisfied. The Company expects to fund the remaining purchase obligation through a combination of cash and borrowings in China. Pursuant to the asset purchase agreement, Kadant Jining issued bank payment guarantees of $3,435,000 associated with the remaining purchase obligation which may be drawn upon by the sellers through January 2008 as certain obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China. The Company believes that the acquisition of this business will allow the Company to deliver its stock-preparation systems and aftermarket products to customers in China more efficiently, supply parts and components to North America and Europe, and extend the Company’s customer base to include more small-to-midsize mills in China.

This acquisition was accounted for under the purchase method of accounting and the operating results for Kadant Jining have been included in the accompanying consolidated financial statements from the acquisition date of June 2, 2006. The following table summarizes the preliminary purchase price allocation for this acquisition and the estimated fair values of assets acquired and liabilities assumed (in thousands):

Allocation of Purchase Price as of December 30, 2006:
Cash and Cash Equivalents	$2,180
Inventory	2,442
Other Current Assets	415
Property, Plant, and Equipment	8,928
Other Assets	3,253
Intangibles	877
Goodwill	5,267

Total Assets Acquired	23,362

Current Liabilities Assumed	2,253

Net Assets Acquired	$21,109

Consideration:
Cash	$11,614
Debt	5,072
Short- and Long-Term Obligations	3,435
Acquisition Costs	988

Total Consideration	$21,109

The allocation of the purchase price was based on estimates of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Intangibles of $877,000 relate primarily to customer relationships with a 5 year useful life. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $5,267,000, which is fully deductible for tax purposes.

On May 11, 2005, the Company acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. Kadant Johnson was a

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisitions  (continued)

privately held company based in Three Rivers, Michigan, with approximately 575 employees. The acquisition of Kadant Johnson allows the Company to offer Kadant Johnson’s complementary products and extends the Company’s technology-based offerings in the paper industry, while allowing it to capitalize on Kadant Johnson’s significant aftermarket business. The purchase price for the acquisition was $114,037,000, of which $101,458,000 was paid in cash at closing, $1,576,000 was paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4,856,000 was paid for acquisition-related costs, and $6,147,000 is additional cash consideration that the Company expects to pay over four years. The additional consideration of $6,147,000 relates to certain tax assets of Kadant Johnson, the value of which the Company expects to realize. In 2006, the Company paid $922,000 of this additional consideration. The remaining balance, of which $922,000 is included in other current liabilities and $4,303,000 is included in other long-term liabilities in the accompanying consolidated balance sheet, as of year end 2006, is due over the next four years as follows: $922,000 in each of 2007, 2008 and 2009, and $2,459,000 in 2010.

The parties also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date of May 11, 2005 and July 1, 2006, which could have increased the purchase price by up to $8,000,000. This earn-out provision was not met as the revenue targets were not achieved by Kadant Johnson.

To fund a portion of the purchase price, the Company entered into a term loan and revolving credit facility (see Note 6 for further discussion).

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisitions  (continued)

The acquisition was recorded under the purchase method of accounting and the operating results of Kadant Johnson have been included in the accompanying consolidated financial statements from the acquisition date of May 11, 2005. The following table summarizes the purchase method of accounting for the acquisition (in thousands):

Allocation of Purchase Price as of December 30, 2006:
Cash and Cash Equivalents	$4,071
Accounts Receivable, Net	17,585
Notes Receivable	5,577
Inventory	12,552
Other Current Assets	5,538
Property, Plant, and Equipment	17,892
Long-Term Deferred Tax Assets	7,976
Other Assets	657
Intangible Assets	34,480
Goodwill	54,856

Total Assets Acquired	$161,184

Accounts Payable	$6,751
Other Current Liabilities	15,600
Short- and Long-Term Debt	3,286
Long-Term Deferred Tax Liabilities	15,653
Other Liabilities	4,727
Minority Interest	1,130

Total Liabilities Assumed	47,147

Net Assets Acquired	$114,037

Consideration:
Cash	$43,034
Debt	60,000
Short- and Long-Term Obligations	6,147
Acquisition Costs	4,856

Total Consideration	$114,037

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

(In thousands)	Amount	Life
Intellectual property	$7,840	11 years	*
Customer relationships	15,700	17 years	*
Distribution network	2,400	17 years
Tradename	8,100	Indefinite
Licensing agreements	400	20 years
Non-compete agreements	40	3 years

	$34,480

*	approximate weighted-average lives

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisitions  (continued)

The amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date by an independent valuation consultant, using income and cost approaches. As part of the acquisition, the Company acquired the Johnson tradename valued at $8,100,000. The Company has no plan or intention to stop using the Johnson tradename and does not foresee any legal, regulatory, contractual, competitive, economic, or other factors that would limit the remaining useful life of the Johnson tradename, and therefore has assigned it an indefinite useful life.

The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $54,856,000, none of which is deductible for tax purposes.

The Company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to the expectation of synergies of combining the businesses. The synergies expected as a result of the acquisitions include the use of the Company’s existing infrastructure such as its sales force, distribution channels and customer relations to expand sales of the acquiree’s products; use of the acquiree’s infrastructure to cost effectively expand sales of the Company’s products; and elimination of duplicative functions. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment annually (in the fourth quarter of the Company’s fiscal year) as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

Pro forma disclosure of the results of operations as if the Kadant Jining acquisition had occurred at the beginning of 2006 is not required, as the acquisition did not meet the definition of a material business combination outlined in SFAS No. 141, “Business Combinations.” The following condensed consolidated statement of operations is presented as if the acquisition of Kadant Johnson had been made at the beginning of the periods presented. This information is not necessarily indicative of what the actual condensed combined statement of operations of the Company and Kadant Johnson would have been for the periods presented, nor does it purport to represent the future combined results of operations of the Company and Kadant Johnson.

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

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans

Stock-Based Compensation Plans

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Outstanding options granted under these plans prior to 2001 are nonqualified options that are exercisable immediately, but are subject to provisions similar to vesting that restrict transfer and afford the Company the right to repurchase the shares at the exercise price upon certain events. The restrictions and repurchase rights for these options generally lapse over five to ten years and the terms of the options may range from five to twelve years. Options granted under these plans in 2001 and after have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse.

Restricted Stock

The Company grants restricted shares to outside directors. For 2006 and prior periods, the restricted shares vested immediately, but are restricted from resale for three years from the date of award. In 2006 and 2005, the Company awarded 20,000 shares and 17,500 shares, respectively, of its restricted common stock with an aggregate value of $478,000 and $352,000, respectively, to its outside directors.

Stock Options

The Company had 1,189,000 shares available for grant under these plans at December 30, 2006. There were no stock options granted in 2006. For 2005 and 2004, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming no expected dividends, with the following assumptions:

	2005	2004
Options Granted	140,000	8,000
Weighted-average Exercise Price	$19.17	$19.84
Weighted-average Grant Date Fair Value	$8.07	$8.38
Volatility	42%	44%
Risk-Free Interest Rate	4.0%	2.7%
Expected Life of Options	5 years	5 years

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

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

period that is commensurate with the expected term of the option. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

A summary of the Company’s stock option activity is as follows:

	2006		2005		2004
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options Outstanding, Beginning of Year	1,699	$15.82	1,771	$16.39	2,135	$16.52
Granted	–	–	140	19.17	8	19.84
Exercised	(724)	13.08	(88)	13.22	(297)	12.50
Forfeited	(75)	21.07	(124)	29.67	(75)	35.95

Options Outstanding, End of Year	900	$17.58	1,699	$15.82	1,771	$16.39

Options Exercisable	865	$17.28	1,528	$15.28	1,565	$16.52

A summary of the status of the Company’s stock options at December 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares (In thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 4.38 – $ 9.14	13	1.3 years	$6.43	13	1.2 years	$6.31
11.62 – 16.00	766	2.2 years	14.66	766	2.2 years	14.66
18.65 – 28.15	69	4.2 years	21.66	39	3.5 years	22.93
56.40 – 57.25	50	2.4 years	56.74	45	2.4 years	56.74
93.33 – 110.80	2	1.0 years	103.68	2	1.0 years	103.68

$ 4.38 – $110.80	900	2.3 years	$17.58	865	2.2 years	$17.28

The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) in 2006 and 2005, was $7,492,000 and $649,000, respectively. The Company received $9,380,000 and $1,393,000 from stock option exercises during 2006 and 2005, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 30, 2006 was $7,917,000 and $7,770,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 30, 2006 is based on the difference between the closing price of the Company’s common stock on December 30, 2006, which was $24.38, and the exercise price of the applicable options. In calculating the aggregate intrinsic value, the Company excluded those options with an exercise price greater than the closing price per share of the Company’s common stock as of December 30, 2006.

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2006, 2005, and 2004 plan years, the Company issued 22,007 shares (issued December 31, 2006), 14,775 shares, and 15,152 shares, respectively, of its common stock under this plan.

Profit-Sharing and 401(k) Savings Plans

Several of the Company’s U.S. subsidiaries participate in the Company’s 401(k) retirement savings plan. Contributions to the plan are made by both the employee and the Company. Company contributions are based upon the level of employee contributions. The Company contributed and charged to expense approximately $581,000, $603,000, and $634,000 related to the 401(k) plan in 2006, 2005, and 2004, respectively.

Through October 2, 2006, one of the Company’s U.S. subsidiaries had a 401(k) retirement savings plan with a profit-sharing feature under which the Company annually contributed approximately 10% of the subsidiary’s pre-tax income before profit-sharing expense. Effective October 2, 2006, the Company eliminated the profit-sharing feature and replaced it with Company contributions based on the level of employee contributions. All contributions related to this plan are immediately vested.

Through June 30, 2006, another of the Company’s U.S. subsidiaries had a 401(k) retirement savings plan with a profit-sharing feature that required a minimum annual Company contribution of 3% of eligible employee compensation and allowed for an additional contribution of up to 12% of eligible compensation at the discretion of the Company. Effective July 1, 2006, the total Company contribution was reduced to 6% of eligible compensation. Effective January 1, 2007, this plan was restated to eliminate the profit-sharing feature and to base Company contributions on the level of employee contributions instead of eligible compensation. All contributions to this plan are immediately vested.

The Company contributed and charged to expense approximately $1,883,000, $1,436,000, and $431,000 in 2006, 2005, and 2004, respectively, related to these plans.

Defined Benefit Pension Plan and Post-Retirement Welfare Benefits Plans

The Company’s Kadant Web Systems subsidiary has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. Effective January 1, 2007, the provision limiting lump sum distributions upon termination of employment to $10,000 was removed. This same subsidiary also has a post-retirement welfare benefits plan (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the subsidiary’s contributions.

The Company’s Kadant Lamort subsidiary sponsors a defined benefit pension plan, (included in the table below in “Other Benefits”). Benefits under this plan are based on years of service and projected employee compensation.

The Company’s Kadant Johnson subsidiary also offers a post-retirement welfare benefits plan (included in the table below in “Other Benefits”) to its U.S. employees upon attainment of eligible retirement age. This post-retirement benefit plan was amended to reduce the annual subsidy provided under the plan effective January 1, 2007. In addition, this plan will be closed to employees who will not meet its retirement eligibility requirements on January 1, 2012.

Kadant Inc.	2006 Financial Statements

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

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$18,952	$17,244	$6,740	$3,309
Benefit obligation acquired	–	–	–	4,535
Service cost	752	715	190	295
Interest cost	1,048	1,007	323	336
Curtailment gain	–	–	–	(828)
Actuarial loss (gain)	(525)	688	346	(206)
Amendments/plan changes	591	–	(2,416)	–
Benefits paid	(746)	(702)	(626)	(421)
Effect of currency translation	–	–	203	(280)

Benefit obligation at end of year	$20,072	$18,952	$4,760	$6,740

Change in Plan Assets:
Fair value of plan assets at beginning of year	$17,038	$16,874	$–	$–
Actual return on plan assets	2,005	866	–	–
Employer contribution	–	–	626	421
Benefits paid	(746)	(702)	(626)	(421)

Fair value of plan assets at end of year	$18,297	$17,038	$–	$–

Unfunded status	$(1,775)	$(1,914)	$(4,760)	$(6,740)

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost:
Unrecognized net actuarial (loss) gain	(1,846)	(3,023)	(274)	37
Unrecognized prior service (cost) income	(604)	(60)	2,497	405

Total Items Not Yet Recognized as a Component of Net Periodic Benefit Cost	$(2,450)	$(3,083)	$2,223	$442

Amounts Recognized in the Balance Sheet Consist of:
Prepaid benefit cost (a)	$–	$1,169	$–	$–
Accrued benefit cost (b)	(1,775)	–	(4,760)	(7,182)

Net amount recognized	$(1,775)	$1,169	$(4,760)	$(7,182)

Accumulated benefit obligation as of year-end	$16,704	$15,787	$1,384	$1,326

(a)	Included in other assets in the accompanying consolidated balance sheet.

(b) Included in other long-term liabilities in the accompanying consolidated balance sheet.

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.75%	5.75%	4.76%	4.95%
Rate of compensation increase	4.00%	4.00%	2.00%	2.00%

	Pension Benefits			Other Benefits
(In thousands)	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$752	$715	$640	$190	$295	$107
Interest cost	1,048	1,007	967	323	336	144
Expected return on plan assets	(1,414)	(1,404)	(1,370)	–	–	–
Recognized net actuarial loss	60	–	–	33	36	36
Amortization of prior service cost (income)	47	46	47	(334)	(58)	(58)

Net periodic benefit cost	$493	$364	$284	$212	$609	$229

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%	4.48%	5.25%	4.82%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	–	–	–
Rate of compensation increase	4.00%	4.00%	4.00%	2.00%	2.00%	2.50%

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87).

Assumed weighted-average healthcare cost trend rates* as of year-end were as follows:

	2006	2005
Healthcare cost trend rate assumed for next year	7.37%	7.65%
Ultimate healthcare cost trend rate	3.66%	4.72%
Year that the assumed rate reaches ultimate rate	2011	2011

*	See Information and Assumptions for the Post-Retirement Welfare Benefits Plan at the end of Note 3 for more detail.

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components - (expense) income	$(15)	$13
Effect on post-retirement benefit obligation	$(190)	$166

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

Plan Assets

For the Kadant Web Systems noncontributory defined benefit retirement plan, the weighted-average asset allocation at December 30, 2006 and December 31, 2005, by asset category, is as follows:

Asset Category	2006	2005
Equity securities	46%	46%
Debt securities	44%	44%
Other	10%	10%

Total	100%	100%

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

Cash Flows

Contributions

No cash contributions are expected for the Kadant Web Systems noncontributory defined benefit retirement plan in 2007. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than funding current benefit payments are expected in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2006.

(In thousands)	Pension Benefits	Other Benefits
2007	$1,778	$384
2008	1,037	309
2009	1,210	351
2010	2,112	394
2011	849	376
2012-2016	6,315	2,098

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

Adoption of SFAS 158

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s balance sheet at December 30, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial statements in the prior periods presented.

SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of the plan assets and the project benefit obligations) of its pension and other post-retirement plans in the December 30, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains (losses) and unrecognized prior service costs (income), all of which were previously netted against the plan’s funded status on the Company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. These amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amount recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of the adoption of the provisions of SFAS 158 on the Company’s consolidated balance sheet at December 30, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for the year ended December 30, 2006 or for any prior period presented, and it will not affect the Company’s consolidated operating results in future periods.

	At December 30, 2006
(In thousands)	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
Prepaid asset	$675	$(675)	$–
Kadant Web Systems’ accrued pension liability	$–	$(1,775)	$(1,775)
Accrued pension and post-retirement liability for other benefit plans	$(6,983)	$2,223	$(4,760)
Long-term deferred tax asset	$2,391	$91	$2,482
Accumulated other comprehensive loss	$–	$136	$136

Amounts included in accumulated other comprehensive income as a result of the adoption of SFAS 158 represent unrecognized prior service income and unrecognized actuarial losses on a net of tax basis. In subsequent periods, accumulated other comprehensive income will be reduced by the amounts recognized in net periodic pension cost on a pre-tax basis. Included in accumulated other comprehensive income at December 30, 2006 was $136,000 after-tax loss associated with the adoption of SFAS 158, which includes unrecognized prior service income of $1,136,000 and unrecognized actuarial loss of $1,272,000. The corresponding pre-tax amount, which will be recognized in net periodic pension cost in subsequent periods, is $227,000, which includes unrecognized prior service income of $1,894,000 and unrecognized actuarial loss of $2,121,000. In 2007, we expect that accumulated other comprehensive income will be reduced by $424,000, which includes prior service

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

income of $444,000 and unrecognized actuarial loss of $20,000. In addition, in 2007 the net periodic pension cost will be reduced by $706,000, which includes prior service income of $740,000 and unrecognized actuarial loss of $34,000.

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

Kadant Web Systems Post-Retirement Welfare Benefits Plan

All eligible retirees are currently participating in the Kadant Web Systems post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, Kadant Web Systems capped its monthly contribution to the plan at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 9% in 2006, decreasing to an ultimate rate of 0% in 2012.

On December 8, 2003, Medicare reform legislation was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. No change in assumptions was required as a result of this legislation.

Kadant Johnson Post-Retirement Welfare Benefits Plan

All eligible retirees are currently participating in the Kadant Johnson post-retirement welfare benefits plan. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions up to annual employee and plan stop loss limitations. On August 17, 2006, this post-retirement benefit plan was amended to reduce the annual subsidy provided under the plan effective January 1, 2007. In addition, this plan will be closed to employees who will not meet its retirement eligibility requirements on January 1, 2012. The medical healthcare cost trend rate is assumed to be 7% in 2006, decreasing to an ultimate rate of 5% in 2011.

On December 8, 2003, Medicare reform legislation was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Kadant Johnson applied for the federal subsidy during 2005 and 2006. The effect of the anticipated subsidy was recognized as of December 31, 2005. Given the plan changes made during 2006, the Company anticipates that it will not be eligible for the subsidy after 2009.

The following subsidy payments are expected to be received:

(In thousands)	Expected Part D Subsidy
2007	$33
2008	34
2009	37

Other Retirement Plans

Certain of the Company’s subsidiaries offer other retirement plans. The majority of these subsidiaries offer defined contribution plans. Company contributions to these plans are based on formulas determined by the Company. For these plans, the Company contributed and charged to expense approximately $982,000, $751,000, and $323,000 in 2006, 2005, and 2004, respectively.

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

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

At December 30, 2006, the Company had reserved 2,355,663 unissued shares of its common stock for possible issuance under stock-based compensation plans.

5.    Income Taxes

The components of income from continuing operations before provision for income taxes and minority interest expense are as follows:

(In thousands)	2006	2005	2004
Domestic	$14,813	$9,510	$12,791
Foreign	12,422	4,464	(4,506)

	$27,235	$13,974	$8,285

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

The components of the provision for income taxes for continuing operations are as follows:

(In thousands)	2006	2005	2004
Current Provision:
Federal	$146	$(5)	$2,712
Foreign	3,340	2,758	(797)
State	137	(339)	410

	3,623	2,414	2,325

Deferred Provision:
Federal	5,101	2,197	1,307
Foreign	(296)	(1,538)	(1,560)
State	260	852	452

	5,065	1,511	199

	$8,688	$3,925	$2,524

The income tax provision (benefit) included in the accompanying statement of income is as follows:

(In thousands)	2006	2005	2004
Continuing Operations	$8,688	$3,925	$2,524
Discontinued Operation	(702)	(1,608)	(2,966)

	$7,986	$2,317	$(442)

The Company generally receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. The current provision for income taxes does not reflect $2,529,000, $123,000, and $708,000 of such benefits from the exercise of stock options that have been allocated to capital in excess of par value in 2006, 2005, and 2004, respectively.

The provision for income taxes for continuing operations in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes and minority interest expense due to the following:

(In thousands)	2006	2005	2004
Provision for Income Taxes at Statutory Rate	$9,532	$4,891	$2,900
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	258	334	560
U.S. tax cost of foreign affiliate dividends	54	45	332
Foreign tax cost of foreign affiliate dividends	193	144	411
Foreign tax rate differential	(1,825)	(1,544)	(1,259)
Tax reimbursement from former parent	–	(882)	–
Extraterritorial income exclusion	(23)	(25)	(221)
Change in valuation allowance	242	429	(385)
Nondeductible expense	727	876	291
Other	(470)	(343)	(105)

	$8,688	$3,925	$2,524

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

Net deferred tax liability in the accompanying balance sheet consists of the following:

(In thousands)	2006	2005
Deferred Tax Asset (Liability):
Operating loss carryforwards	$10,510	$9,046
Reserves and accruals	7,346	6,603
Foreign and alternative minimum tax credits	6,241	6,153
Inventory basis difference	888	1,230
Research and development	865	855
Allowance for doubtful accounts	367	404
Other	508	527

Deferred Tax Asset, Gross	26,725	24,818
Less: Valuation Allowance	(2,831)	(2,537)

Deferred Tax Asset, Net	23,894	22,281

Intangible assets	(19,342)	(18,875)
Fixed assets basis difference	(3,941)	(4,309)
Reserves and accruals	(860)	(571)
Revenue recognition	(253)	(214)
Other	(154)	(80)

Deferred Tax Liability	(24,550)	(24,049)

Net Deferred Tax Liability	$(656)	$(1,768)

The deferred tax asset and liability are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

The Company has established valuation allowances related to certain foreign deferred tax assets and tax credits. The valuation allowance at December 30, 2006 was $2,831,000. The increase in the valuation allowance of $294,000 related primarily to an increase of foreign deferred tax assets. Included in the valuation allowance is approximately $1,690,000 relating to the Kadant Johnson acquisition. In the event the tax assets from the Kadant Johnson acquisition are realized and the corresponding valuation allowance is no longer required, goodwill of the acquired business will be reduced accordingly.

At year-end 2006, the Company had domestic and foreign net operating loss carryforwards of $16,349,000 and $11,847,000, respectively, and foreign tax credits of $4,976,000. The domestic net operating loss carryforwards will expire in the years 2024 through 2026 and their use is limited to future taxable earnings from the Company’s domestic subsidiaries. Of the foreign net operating loss carryforwards, $1,499,000 expires in the years 2008 through 2021, and the remainder do not expire. The foreign tax credits expire beginning in 2012.

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

It is the Company’s practice to reinvest indefinitely the earnings of its international subsidiaries, except in instances in which the Company can remit such earnings without a significant associated tax cost. Through December 30, 2006, the Company has not provided U.S. income taxes on approximately $62,400,000 of

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

unremitted foreign earnings. The Company believes that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if the Company remitted the foreign earnings to the U.S., would be approximately $2,500,000.

The Company’s Chinese subsidiary that was part of the Kadant Johnson acquisition has a tax holiday in China, which reduces the income tax in that country. The holiday expires in 2007. Based on the currently enacted regular corporate income tax rate in China, the benefit to the Company of the tax holiday for year-end 2006 was approximately $163,000, or $.01 per diluted share.

The Company operates within multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

6.    Long-Term Obligations and Other Financing Arrangements

Long-term obligations at year-end 2006 and 2005 are as follows:

(In thousands)	2006	2005
Variable Rate Term Loan, due from 2007 to 2010	$39,108	$55,500
Variable Rate Term Loan, due from 2007 to 2016	9,750	—
Variable Rate Term Loan, due 2010	5,124	—

Total Long-Term Obligations	53,982	55,500
Less: Current Maturities	(9,330)	(9,000)

Long-Term Obligations, less Current Maturities	$44,652	$46,500

The annual payment requirements for long-term obligations are as follows:

(In thousands)
2007	$9,330
2008	11,854
2009	13,116
2010	11,932
2011	500
2012 and thereafter	7,250

The weighted average interest rate for long-term obligations was 5.51% and 5.25% at year-end 2006 and 2005, respectively.

Term Loan and Revolving Credit Facility

To fund a portion of the purchase price for the acquisition of Kadant Johnson, the Company entered into a term loan and revolving credit facility (the Credit Agreement) effective May 9, 2005 in the aggregate principal amount of up to $95,000,000, including a $35,000,000 revolver. The Credit Agreement is among the Company,

Kadant Inc.	2006 Financial Statements

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

Interest on the revolving loan and the term loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin up to 0.25%, or (b) a eurocurrency rate plus an applicable margin between 0.625% and 1.25%. The applicable margin is determined based upon the Company’s total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio.

In connection with the Credit Agreement, the Company agreed to pay a commitment fee, payable quarterly, at an initial rate of 0.25% per annum of the unused amount of revolving credit commitments, subject to adjustment based upon the Company’s total debt to EBITDA ratio (resulting in a per annum rate of between 0.175% and 0.275%). The unused portion of the revolving credit facility totaled $13,560,000 as of December 30, 2006.

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

In addition, the Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances, including when the Company makes a material acquisition or repurchases its stock. Pursuant to an amendment to the Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio was increased from 2.5 to 2.75 in the second and third quarters of 2006 due to the acquisition of Kadant Jining. The Company is also required to comply with a minimum consolidated fixed charge coverage ratio of 1.5. In addition to the financial covenants, the Company is also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing the Company’s fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of December 30, 2006, the Company was in compliance with these covenants.

The loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company and secured by a pledge of 65% of the stock of the Company’s first-tier foreign subsidiaries and the Company’s subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

Commercial Real Estate Loan

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

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

6.    Long-Term Obligations and Other Financing Arrangements  (continued)

The obligations of the Company under the Loan may be accelerated upon the occurrence of an event of default under the Loan and the Mortgage and Security Agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral, and uninsured judgments. In addition, the occurrence of an event of default under the Credit Agreement or any successor credit facility would be an event of default under the Loan.

Kadant Jining Loan

On June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or approximately $5,124,000 at December 30, 2006, under a 47-month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%.

Debt Issuance Costs

Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of December 30, 2006, unamortized debt issuance costs were approximately $504,000.

Financial Instruments

The Company entered into a swap agreement (the Swap Agreement), which was effective May 17, 2005, to convert $36,000,000 of the principal balance of the $60,000,000 term loan from a floating rate to a fixed rate of interest. The Swap Agreement has a five-year term, the same quarterly payment dates as the hedged portion of the term loan, and reduces proportionately in line with the amortization of the term loan. Under the Swap Agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 4.125%. The net effect on interest expense for the hedged portion of the term loan is that the Company will pay a fixed interest rate of up to 5.375% (the sum of the 4.125% fixed rate under the Swap Agreement and the applicable margin of up to 1.25% on the term loan). The guarantee provisions and the default and financial covenants, as well as certain restrictions on the payment of dividends included in the Credit Agreement, as amended, restated, modified or replaced from time to time, also apply to the Swap Agreement. The Swap Agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of year end 2006 and 2005, the unrealized gain associated with the Swap Agreement was $493,000 and $510,000, respectively, which is included in other assets and accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. Management believes that any credit risk associated with the Swap Agreement is remote based on the creditworthiness of the financial institution issuing the Swap Agreement.

To hedge the exposure to movements in the variable interest rate on the Loan, on May 3, 2006, the Company entered into a swap agreement with the Lender effective May 5, 2006, which converts the Loan from a floating rate to a fixed rate of interest. This swap agreement has a ten-year term; the same quarterly payment dates as the Loan, and reduces in line with the amortization of the Loan. This swap agreement automatically terminates in the event there are no outstanding borrowings under the Credit Agreement (or successor credit facility), the Loan, or any other borrowing in which Citizens Bank of Massachusetts is a lender. Under this swap agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the Loan is that the Company will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under this swap agreement and the applicable margin of 1% on the Loan). The guarantee

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

6.    Long-Term Obligations and Other Financing Arrangements  (continued)

and default provisions of the Credit Agreement (and any successor credit facility) and the Loan, including those contained in the Mortgage and Security Agreements, also apply to this swap agreement. This swap agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of December 30, 2006, the unrealized loss associated with this swap agreement was $331,000, which is included in other liabilities and within accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. Management believes that any credit risk associated with this swap is remote based on the creditworthiness of the financial institution issuing it.

7.    Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of income includes expenses from operating leases of $2,760,000, $2,960,000, and $2,620,000 in 2006, 2005, and 2004, respectively. The future minimum payments due under noncancelable operating leases as of December 30, 2006, are $3,242,000 in 2007; $2,245,000 in 2008; $832,000 in 2009; $646,000 in 2010; $620,000 in 2011 and $770,000 thereafter. Total future minimum lease payments are $8,355,000.

Letters of Credit

Outstanding letters of credit, principally relating to performance bonds and customer deposit guarantees, totaled $13,557,000 at December 30, 2006. In addition, the Company had outstanding letters of credit of $15,225,000 at December 30, 2006 associated with acquisition contingencies as outlined below.

Acquisition Contingencies

In connection with the Kadant Jining acquisition, the Company issued a letter of credit to Bank of China Limited for $10,000,000 to guarantee the outstanding debt and remaining bank guarantees.

In connection with the Kadant Johnson acquisition, the Company issued a letter of credit to the sellers for $6,147,000 related to additional cash consideration the Company expects to pay through 2010. The parties also agreed in the purchase agreement to an earn-out provision, based on the achievement of certain revenue targets between the closing date of May 11, 2005 and July 1, 2006, which could have increased the purchase price by up to $8,000,000. This earn-out provision was not met as the revenue targets were not achieved by Kadant Johnson.

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

Indemnification

The Company is required to indemnify Thermo Electron, but not its shareholders, against liability for taxes arising from the Company’s conduct of business after the spin-off, or the failure of certain distributions to continue to qualify as a tax free spin-off, as described in Note 1 “Income Taxes.”

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

8.    Restructuring and Other Costs (Income), Net

2004 Restructuring Plan

In an effort to improve operating performance at the Papermaking Systems segment’s Kadant Lamort subsidiary in France, the Company approved a restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort’s competitive position in the European paper industry. The restructuring primarily included the reduction of 97 full-time positions across all functions in France and was implemented in 2005. The Company accrued a restructuring charge, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” for severance and other termination costs in connection with the workforce reduction of $9,235,000 in 2004 and reduced the estimate by $71,000 in 2005. The Company realized a curtailment gain of $364,000 in 2005 resulting in a reduction in the accrued liability associated with Kadant Lamort’s pension plan. In addition, during 2004, the Company recorded restructuring costs of $280,000, related to severance costs of 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries.

2005 Restructuring Plan

The Company recorded restructuring costs of $317,000 in 2005 associated with its 2005 Restructuring Plan. These restructuring costs included $221,000 of severance and associated costs related to the reduction of 14 full-time positions in the U.S. and $96,000 for equipment relocation costs, both in its Papermaking Systems segment. In 2006, the Company recorded restructuring costs of $138,000 related to additional equipment relocation costs associated with the 2005 Restructuring Plan.

2006 Restructuring Plan

The Company recorded restructuring costs of $677,000 in 2006 associated with its 2006 Restructuring Plan. These restructuring costs were comprised of severance and associated costs related to the reduction of 15 full-time positions in Canada and France, all in its Papermaking Systems segment.

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

8.    Restructuring and Other Costs (Income), Net  (continued)

A summary of the changes in accrued restructuring costs is as follows:

(In thousands)	Severance and Other
2004 Restructuring Plan
Provision	$9,515
Usage	(23)
Currency translation	534

Balance at January 1, 2005	10,026
Reserve reduction	(71)
Usage	(4,158)
Currency translation	(1,139)

Balance at December 31, 2005	4,658
Usage	(4,847)
Currency translation	554

Balance at December 30, 2006	$365

2005 Restructuring Plan
Provision	$317
Usage	(194)

Balance at December 31, 2005	123
Provision	138
Usage	(261)

Balance at December 30, 2006	$–

2006 Restructuring Plan
Provision	$677
Usage	(65)
Currency translation	(6)

Balance at December 30, 2006	$606

The specific restructuring measures and associated estimated costs are based on the Company’s best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of December 30, 2006. Due to the lengthy restructuring process in France and the long notification periods, the related cash payments associated with the Lamort restructuring, which was initiated at the end of 2004, will extend into the first half of 2007. For the remaining restructuring activities, the Company anticipates that all actions will be completed within a 12-month period.

9.    Discontinued Operation

On October 21, 2005, the Company’s Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (the Buyer) for approximately $11,913,000 in cash and the assumption of $1,444,000 of liabilities resulting in an $84,000 loss on sale. As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

9.    Discontinued Operation  (continued)

Operating results for the composites business included in the results of the discontinued operation in the accompanying consolidated statement of income are as follows:

(In thousands)	2006	2005	2004
Revenues	$–	$15,960	$16,957
Operating Loss	(2,204)	(4,649)	(8,065)
Interest Income	318	53	–

Loss Before Income Tax Benefit (including $130 loss on disposal in 2006 and $46 gain on disposal in 2005)	(1,886)	(4,596)	(8,065)
Benefit for Income Taxes	702	1,608	2,966

Loss from Discontinued Operation	$(1,184)	$(2,988)	$(5,099)

The major classes of assets and liabilities of the composites business included in the discontinued operation in the accompanying consolidated balance sheet are as follows:

(In thousands)	2006	2005
Cash and Cash Equivalents	$2,597	$5,743
Restricted Cash	660	4,145
Other Accounts Receivable	340	1,545
Deferred Tax Asset	454	2,110
Other Assets	410	487

Total Assets	4,461	14,030

Accounts Payable	73	19
Accrued Payroll and Employee Benefits	221	103
Accrued Warranty Costs	1,135	5,276
Other Current Liabilities	30	1,201

Total Liabilities	1,459	6,599

Net Assets	$3,002	$7,431

The restricted cash of $660,000 at year-end 2006 represents the portion of the sale proceeds placed in escrow to satisfy certain indemnification obligations and associated interest.

As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

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

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

9.    Discontinued Operation  (continued)

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above were not accurately predicting the level of warranty claims making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under SFAS 5 to record the minimum amount of the potential range of loss for products under warranty. The warranty obligation as of December 30, 2006 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1,135,000 to approximately $15,600,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, Composites LLC will record adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss.

The changes in the carrying amount of product warranties are as follows:

(In thousands)	2006	2005
Balance at Beginning of Year	$5,276	$4,327
Provision charged to income	1,248	5,525
Reimbursement	407	–
Usage	(5,796)	(4,576)

Balance at End of Year	$1,135	$5,276

The reimbursement of $407,000 represents reimbursements from the Buyer to Composites LLC for a portion of the claims paid as provided in the sales agreement.

10.    Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, current maturities of long-term obligations, accounts payable, long-term obligations, forward foreign exchange contracts and swap agreements. The carrying amounts of accounts receivable, current maturities of long-term obligations, and accounts payable approximate fair value due to their short-term nature. The carrying amounts of long-term obligations approximate fair value as the obligations bear a variable rate of interest, which adjusts quarterly based on prevailing market rates.

The carrying amount and fair value of the Company’s financial instruments are as follows:

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term obligations	$(44,652)	$(44,652)	$(46,500)	$(46,500)
Net unrecognized gain on swap agreements	$162	$162	$510	$510
Forward foreign exchange contracts receivable (payable)	$94	$94	$(79)	$(79)

The notional amounts of forward foreign exchange contracts outstanding totaled $4,093,000 and $3,766,000 at year-end 2006 and 2005, respectively. The fair value of such contracts is the estimated amount that the Company would receive upon termination of the contracts, taking into account the change in foreign currency exchange rates, which is recorded in the accompanying consolidated balance sheet in accordance with SFAS 133 (see Note 1).

The notional amount of the swap agreements was $37,865,000 and $33,300,000 at year-end 2006 and 2005, respectively. The fair values of the agreements are the estimated amounts that the contracts could be settled for in the open market based on prevailing market interest rates at year-end 2006 and 2005.

Kadant Inc.	2006 Financial Statements

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

The Company’s Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment, paper machine accessory equipment, water-management systems, and fluid-handling systems and equipment for the pulp and paper industry worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; water-management systems essential for draining, purifying, and recycling process water; and fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. The Fiber-based Products line produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. The Casting Products line produces grey and ductile iron castings.

(In thousands)	2006	2005	2004
Business Segment Information
Revenues:
Papermaking Systems (a)	$327,501	$232,615	$188,320
Other (b)	14,112	11,098	6,646

	$341,613	$243,713	$194,966

Revenues by Product Line:
Papermaking Systems:
Stock-Preparation Equipment	$146,275	$98,226	$95,352
Fluid-Handling	84,388	45,450	–
Accessories	60,588	58,794	62,655
Water-Management	33,787	28,325	28,822
Other	2,463	1,820	1,491

	$327,501	$232,615	$188,320

Other:
Fiber-based Products	$10,124	$8,599	$6,646
Casting Products	3,988	2,499	–

	$14,112	$11,098	$6,646

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems (c,d)	$38,604	$19,584	$12,664
Corporate and Other (b,d)	(9,162)	(5,001)	(5,824)

Total operating income	29,442	14,583	6,840
Interest income (expense), net	(2,207)	(609)	1,445

	$27,235	$13,974	$8,285

Total Assets:
Papermaking Systems	$385,842	$331,347	$196,248
Corporate and Other (b,e)	2,782	10,434	73,339

Total Assets from Continuing Operations	388,624	341,781	269,587
Total Assets from Discontinued Operation	4,461	14,030	15,650

	$393,085	$355,811	$285,237

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

11.    Business Segment and Geographical Information  (continued)

(In thousands)	2006	2005	2004
Business Segment Information
Depreciation and Amortization:
Papermaking Systems	$7,171	$6,227	$3,136
Corporate and Other (b)	587	704	468

	$7,758	$6,931	$3,604

Capital Expenditures:
Papermaking Systems	$3,579	$2,683	$1,968
Corporate and Other (b)	518	562	221

	$4,097	$3,245	$2,189

Geographical Information
Revenues (f):
United States	$210,499	$147,714	$120,545
France	61,261	49,601	53,155
Other	95,487	59,450	31,918
Transfers among geographic areas (g)	(25,634)	(13,052)	(10,652)

	$341,613	$243,713	$194,966

Long-lived Assets (h):
United States	$18,358	$22,454	$10,966
China	11,716	2,813	–
England	3,103	2,494	2,111
France	2,407	2,401	3,340
Other	6,071	3,819	962

	$41,655	$33,981	$17,379

Export Revenues Included in United States Revenues Above (i)	$69,449	$44,958	$35,733

(a)	Revenues from China were $71.3 million, $29.2 million, and $29.4 million in 2006, 2005, and 2004, respectively.
(b)	Other includes the results from the Fiber-based Products business and the Casting Products business.
(c)	Includes restructuring and other costs (income), net of $0.8 million, ($0.1) million, and $9.5 million in 2006, 2005, and 2004, respectively (see Note 8).
(d)	Information in the 2005 and 2004 periods has been reclassified to conform to the 2006 presentation.
(e)	Primarily cash and cash equivalents and property, plant, and equipment.
(f)	Revenues are attributed to countries based on selling location.
(g)	Transfers among geographic areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(h)	Includes property, plant, and equipment, net, and other long-term tangible assets.
(i)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

12.    Earnings per Share

Basic and diluted earnings per share were calculated as follows:

(In thousands, except per share amounts)	2006	2005	2004
Income from Continuing Operations	$18,281	$9,865	$5,753
Loss from Discontinued Operation	(1,184)	(2,988)	(5,099)

Net Income	$17,097	$6,877	$654

Basic Weighted Average Shares	13,816	13,829	14,071
Effect of Stock Options	281	275	327

Diluted Weighted Average Shares	14,097	14,104	14,398

Basic Earnings per Share:
Continuing Operations	$1.32	$.71	$.41
Discontinued Operation	(.08)	(.21)	(.36)

Net Income per Basic Share	$1.24	$.50	$.05

Diluted Earnings per Share:
Continuing Operations	$1.30	$.70	$.40
Discontinued Operation	(.09)	(.21)	(.35)

Net Income per Diluted Share	$1.21	$.49	$.05

Options to purchase 116,000 shares, 235,800 shares, and 231,200 shares of common stock were not included in the computation of diluted earnings per share for 2006, 2005, and 2004, respectively, because the options’ exercise prices were greater than the average market price for the common stock, and the effect would have been antidilutive.

13.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service income associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments.

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2006	2005
Cumulative Translation Adjustment	$6,108	$(1,801)
Unrecognized Prior Service Income	1,136	–
Deferred Loss on Pension and Other Post-Retirement Plans	(1,272)	–
Deferred Gain on Hedging Instruments	99	311

	$6,071	$(1,490)

Kadant Inc.	2006 Financial Statements

Notes to Consolidated Financial Statements

14.    Unaudited Quarterly Information

2006 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$75,591	$89,567	$90,586	$85,869

Gross Profit	28,617	32,720	32,220	33,137

Income from Continuing Operations	2,765	5,597	5,824	4,095
Loss from Discontinued Operation	(114)	(627)	(183)	(260)

Net Income	$2,651	$4,970	$5,641	$3,835

Basic Earnings per Share:
Continuing Operations	$.20	$.41	$.42	$.29
Discontinued Operation	–	(.05)	(.02)	(.02)

Net Income per Basic Share	$.20	$.36	$.40	$.27

Diluted Earnings per Share:
Continuing Operations	$.20	$.40	$.41	$.29
Discontinued Operation	(.01)	(.05)	(.01)	(.02)

Net Income per Diluted Share	$.19	$.35	$.40	$.27

2005 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$50,744	$65,086	$64,799	$63,084

Gross Profit	18,762	24,701	26,242	24,264

Income from Continuing Operations	3,087	3,147	2,634	997
(Loss) Income from Discontinued Operation	(363)	207	(2,252)	(580)

Net Income	$2,724	$3,354	$382	$417

Basic Earnings per Share:
Continuing Operations	$.22	$.23	$.19	$.07
Discontinued Operation	(.02)	.01	(.16)	(.04)

Net Income per Basic Share	$.20	$.24	$.03	$.03

Diluted Earnings per Share:
Continuing Operations	$.22	$.22	$.19	$.07
Discontinued Operation	(.03)	.02	(.16)	(.04)

Net Income per Diluted Share	$.19	$.24	$.03	$.03

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 30, 2006	$2,221	$725	$–	$(486)	$163	$2,623
Year Ended December 31, 2005	$1,678	$185	$29	$(479)	$808	$2,221
Year Ended January 1, 2005	$1,650	$656	$43	$(627)	$(44)	$1,678

Description	Balance at Beginning of Year	Provision Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (b)
Year Ended December 30, 2006	$4,781	$815	$(5,173)	$548	$971
Year Ended December 31, 2005	$10,026	$246	$(4,352)	$(1,139)	$4,781
Year Ended January 1, 2005	$200	$9,515	$(223)	$534	$10,026

(a)	Includes $912 of allowance for doubtful accounts acquired in 2005 from Kadant Johnson and the effect of foreign currency translation.
(b)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.