Form 10-Q
period 2007-03-31
KADANT INC
filed 2007-05-10
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2007
Common Stock, $.01 par value	13,935,124

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	March 31,	December 30,
(In thousands)	2007	2006

Current Assets:
Cash and cash equivalents	$41,233	$39,634
Accounts receivable, less allowances of $2,707 and $2,623	48,735	49,963
Unbilled contract costs and fees	20,894	24,087
Inventories (Note 5)	42,949	41,679
Other current assets	9,628	8,575
Assets of discontinued operation (Note 14)	3,794	4,461
Total Current Assets	167,233	168,399

Property, Plant, and Equipment, at Cost	99,640	97,995
Less: accumulated depreciation and amortization	58,901	57,056
	40,739	40,939

Other Assets	12,437	11,983

Intangible Assets	33,949	34,686

Goodwill	137,631	137,078

Total Assets	$391,989	$393,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	March 31,	December 30,
(In thousands, except share amounts)	2007	2006

Current Liabilities:
Current maturities of long-term obligations (Note 7)	$10,086	$9,330
Accounts payable	36,495	32,934
Accrued payroll and employee benefits	11,647	15,685
Customer deposits	7,944	8,688
Accrued income taxes	4,060	2,984
Billings in excess of contract costs and fees	945	1,442
Other current liabilities	17,208	15,335
Liabilities of discontinued operation (Note 14)	1,316	1,459
Total Current Liabilities	89,701	87,857

Deferred Income Taxes	8,562	8,761

Other Long-Term Liabilities	11,921	12,833

Long-Term Obligations (Note 7)	42,064	44,652

Minority Interest	1,081	1,017

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520 shares issued	146	146
Capital in excess of par value	92,659	93,002
Retained earnings	156,737	153,147
Treasury stock at cost, 747,729 and 616,737 shares	(17,839)	(14,401)
Accumulated other comprehensive items (Note 2)	6,957	6,071
	238,660	237,965

Total Liabilities and Shareholders’ Investment	$391,989	$393,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands, except per share amounts)	2007	2006

Revenues	$88,241	$75,591

Costs and Operating Expenses:
Cost of revenues	55,694	46,974
Selling, general, and administrative expenses	23,496	22,121
Research and development expenses	1,667	1,545
Restructuring costs	-	138

	80,857	70,778

Operating Income	7,384	4,813

Interest Income	351	259
Interest Expense	(806)	(794)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	6,929	4,278
Provision for Income Taxes	2,190	1,455
Minority Interest Expense	48	58

Income from Continuing Operations	4,691	2,765
Loss from Discontinued Operation (net of income tax benefit of $237 and $77) (Note 14)	(392)	(114)

Net Income	$4,299	$2,651

Basic Earnings per Share (Note 3):
Continuing Operations	$.33	$.20
Discontinued Operation	(.02)	-
Net Income	$.31	$.20

Diluted Earnings per Share (Note 3):
Continuing Operations	$.33	$.20
Discontinued Operation	(.03)	(.01)
Net Income	$.30	$.19

Weighted Average Shares (Note 3):
Basic	14,007	13,580

Diluted	14,214	13,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Operating Activities:
Net income	$4,299	$2,651
Loss from discontinued operation (Note 14)	392	114
Income from continuing operations	4,691	2,765
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,757	1,930
Stock-based compensation expense	214	212
Provision for losses on accounts receivable	160	314
Minority interest expense	48	58
Other, net	(3)	390
Changes in current accounts:
Accounts receivable	1,335	(1,536)
Unbilled contract costs and fees	3,242	(1,614)
Inventories	(952)	(286)
Other current assets	(1,094)	(1,000)
Accounts payable	3,371	8,730
Other current liabilities	(6,317)	(8,281)
Net cash provided by continuing operations	6,452	1,682
Net cash (used in) provided by discontinued operation	(575)	65
Net cash provided by operating activities	5,877	1,747

Investing Activities:
Purchases of property, plant, and equipment	(838)	(383)
Proceeds from sale of property, plant, and equipment	97	13
Acquisition costs paid	-	(311)
Other, net	147	208
Net cash used in continuing operations	(594)	(473)
Net cash (used in) provided by discontinued operation	(8)	746
Net cash (used in) provided by investing activities	(602)	273

Financing Activities:
Purchases of Company common stock	(3,760)	-
Repayments of long-term obligations	(1,892)	(2,250)
Net proceeds from issuances of Company common stock	1,047	546
Other, net	171	57
Net cash used in continuing operations	(4,434)	(1,647)
Net cash (used in) provided by discontinued operation	-	-
Net cash used in financing activities	(4,434)	(1,647)

Exchange Rate Effect on Cash	43	140

Change in Cash from Discontinued Operation	715	(55)

Increase in Cash and Cash Equivalents	1,599	458
Cash and Cash Equivalents at Beginning of Period	39,634	40,822
Cash and Cash Equivalents at End of Period	$41,233	$41,280

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.     General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at March 31, 2007, and its results of operations and cash flows for the three-month periods ended March 31, 2007 and April 1, 2006. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 30, 2006, has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the Securities and Exchange Commission.

Certain prior-period amounts have been reclassified to conform to the 2007 presentation.

Supplemental Cash Flow Information

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006
Non-cash Financing Activities:
Issuance of Restricted Stock	$116	$227

2.     Comprehensive Income

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service loss associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive income are as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Net Income	$4,299	$2,651
Other Comprehensive Items:
Foreign Currency Translation Adjustment	1,044	428
Unrecognized Prior Service Loss (net of income tax of $74)	(111)	-
Deferred Gain on Pension and Other Post-Retirement Plans (net of income tax of $3)	6	-
Deferred (Loss) Gain on Hedging Instruments (net of income tax of $41 and $102 in 2007 and 2006, respectively)	(53)	154
	886	582
Comprehensive Income	$5,185	$3,233

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.     Earnings per Share

Basic and diluted earnings per share are calculated as follows:
	Three Months Ended
	March 31,	April 1,
(In thousands, except per share amounts)	2007	2006

Income from Continuing Operations	$4,691	$2,765
Loss from Discontinued Operation	(392)	(114)

Net Income	$4,299	$2,651

Basic Weighted Average Shares	14,007	13,580
Effect of Stock Options	207	261
Diluted Weighted Average Shares	14,214	13,841

Basic Earnings per Share:
Continuing Operations	$.33	$.20
Discontinued Operation	(.02)	-
Net Income	$.31	$.20

Diluted Earnings per Share:
Continuing Operations	$.33	$.20
Discontinued Operation	(.03)	(.01)
Net Income	$.30	$.19

Options to purchase approximately 74,100 and 241,600 shares of common stock for the first quarters of 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive.

4.   Acquisition

On June 2, 2006, the Company’s subsidiary, Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), and, by September 30, 2006, acquired substantially all of the assets of Huayi including cash, inventory, machinery, equipment, and buildings for $21,109,000, net of assumed liabilities of $2,253,000 related primarily to acquired customer deposits (Kadant Jining acquisition). Of the total consideration, $17,674,000 was paid in cash, including $988,000 for acquisition-related costs. To finance a portion of the purchase price, Kadant Jining borrowed 40 million Chinese renminbi, originally translated at $5,072,000. The remaining purchase obligation of $3,435,000, which is included in other current liabilities in the accompanying condensed consolidated balance sheet, will be paid through January 2008 as certain post-closing and indemnification obligations are satisfied. The Company expects to fund the remaining purchase obligation through a combination of cash and borrowings in China. Pursuant to the asset purchase agreement, Kadant Jining issued bank payment guarantees of $3,435,000 associated with the remaining purchase obligation, which may be drawn upon by the sellers through January 2008 as certain obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.     Acquisition (continued)

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

Allocation of Purchase Price as of March 31, 2007:
Cash and Cash Equivalents	$2,180
Inventory	2,542
Other Current Assets	415
Property, Plant, and Equipment	8,928
Other Assets	3,253
Intangibles	608
Goodwill	5,436

Total Assets Acquired	23,362

Current Liabilities Assumed	2,253

Net Assets Acquired	$21,109

Consideration:
Cash	$11,614
Debt	5,072
Short- and Long-Term Obligations	3,435
Acquisition Costs	988

Total Consideration	$21,109

The allocation of the purchase price was based on estimates of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Intangibles of $608,000 relate to customer relationships with a 5 year useful life. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $5,436,000, which is fully deductible for tax purposes.

Pro forma disclosure of the results of operations as if the Kadant Jining acquisition had occurred at the beginning of 2006 is not required, as the acquisition did not meet the definition of a material business combination outlined in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”

5.    Inventories

The components of inventories are as follows:

	March 31,	December 30,
(In thousands)	2007	2006
Raw Materials and Supplies	$22,650	$22,418
Work in Process	10,043	9,916
Finished Goods (includes $517 and $624 at customer locations)	10,256	9,345
	$42,949	$41,679

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.     Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” on December 31, 2006. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $709,000, increasing its liability for unrecognized tax benefits and reducing the December 31, 2006 balance of retained earnings. At December 31, 2006, the Company had $3,364,000 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at December 31, 2006, is $1,828,000 of tax positions, the disallowance of which would not affect the annual effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2006, the Company had accrued $652,000 and $490,000 for the potential payment of interest and penalties, respectively. There were no significant changes to any of the December 31, 2006 amounts during the first quarter of 2007 and the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

As of December 31, 2006, the Company was subject to U.S. Federal income tax examinations for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years of 2001 through 2006. In addition, the Company was subject to state and local income tax examinations for the tax years 2002 through 2006.

7.      Long-Term Obligations and Other Financial Instruments

Long-term Obligations
Long-term obligations are as follows:

	March 31,	December 30,
(In thousands)	2007	2006

Variable Rate Term Loan, due from 2007 to 2010	$37,216	$39,108
Variable Rate Term Loan, due from 2007 to 2016	9,750	9,750
Variable Rate Term Loan, due 2010	5,184	5,124
Total Long-Term Obligations	52,150	53,982
Less: Current Maturities	(10,086)	(9,330)
Long-Term Obligations, less Current Maturities	$42,064	$44,652

The weighted average interest rate for long-term obligations was 5.52% as of March 31, 2007.

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

Kadant Jining Loan
On June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or approximately $5,184,000 at March 31, 2007, under a 47-month interest-only loan with Bank of China Limited.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.      Long-Term Obligations and Other Financial Instruments (continued)

Financial Instruments
The Company entered into swap agreements in 2005 and 2006 to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. As of March 31, 2007, $36,300,000, or 70%, of our outstanding debt was hedged through interest rate swap agreements. The swap agreements have the same terms and quarterly payment dates as the corresponding debt, and reduce proportionately in line with the amortization of the debt. The swap agreements have been designated as cash flow hedges and are carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of March 31, 2007, the net unrealized gain associated with the swap agreements was $23,000, which is included in other assets (for unrealized gains) and other liabilities (for unrealized losses) with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the swap agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

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

The changes in the carrying amount of the Company’s product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	March 31, 2007	April 1, 2006

Balance at Beginning of Period	$3,164	$2,836
Provision charged to income	514	233
Usage	(546)	(290)
Currency translation	17	8
Balance at End of Period	$3,149	$2,787

See Note 14 for warranty information related to the discontinued operation.

9.    Restructuring Costs

2004 Restructuring Plan
In an effort to improve operating performance at the Papermaking Systems segment’s Kadant Lamort subsidiary in France, the Company approved a restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort’s competitive position in the European paper industry. The restructuring primarily included the reduction of 97 full-time positions across all functions in France and was implemented in 2005. The Company accrued a restructuring charge, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” for severance and other termination costs in connection with the workforce reduction of $9,235,000 in 2004 and reduced the estimate by $71,000 in 2005. In addition, during 2004, the Company recorded restructuring costs of $280,000 related to severance costs of 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.     Restructuring Costs (continued)

2006 Restructuring Plan
The Company recorded restructuring costs of $677,000 in the fourth quarter of 2006 associated with its 2006 Restructuring Plan. These restructuring costs were comprised of severance and associated costs related to the reduction of 15 full-time positions in Canada and France, all at its Papermaking Systems segment.

A summary of the changes in accrued restructuring costs is as follows:
(In thousands)	Severance & Other

2004 Restructuring Plan
Balance at December 30, 2006	$365
Usage	(34)
Currency Translation	5
Balance at March 31, 2007	$336

2006 Restructuring Plan
Balance at December 30, 2006	$606
Usage	(91)
Currency Translation	3
Balance at March 31, 2007	$518

The specific restructuring measures and associated estimated costs are based on the Company’s best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of March 31, 2007. The cash payments related to the Lamort restructuring initiated at the end of 2004 will extend through the remainder of 2007 due to the lengthy restructuring and legal process in France. For the remaining restructuring activities, the Company anticipates that all actions will be completed within a 12-month period.

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

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Revenues:
Papermaking Systems	$84,034	$71,073
Other	4,207	4,518
	$88,241	$75,591

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems	$9,570	$6,751
Corporate and Other (a)	(2,186)	(1,938)
Total Operating Income	7,384	4,813
Interest Income (Expense), Net	(455)	(535)
	$6,929	$4,278

Capital Expenditures:
Papermaking Systems	$775	$337
Corporate and Other	63	46
	$838	$383

(a)     Corporate primarily includes general and administrative expenses.

11.     Stock-Based Compensation

  Stock Options - There were no stock options granted in the first quarter of 2007.

Restricted Stock - The Company grants restricted shares to its outside directors. For 2006 and prior periods, the restricted shares vested immediately, but were restricted from resale for three years from the date of award. On February 27, 2007, the Company granted an aggregate of 20,000 restricted shares to its outside directors with an aggregate value of $464,000, which vest at a rate of 5,000 shares per quarter on the last day of each quarter. The vesting for these restricted shares would accelerate upon a change in control of the Company, as defined in the Company’s equity incentive plans. As of March 31, 2007, there was $348,000 of total unrecognized compensation cost related to these unvested awards, which will be recognized over the remainder of 2007 as the shares vest. On February 27, 2007, the Company also granted an aggregate of 40,000 restricted shares to its outside directors, which will only vest upon a change in control, as defined in the Company’s equity incentive plans. These restricted shares are forfeited if a change of control does not occur by the end of the first quarter of 2008.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.     Stock-Based Compensation (continued)

A summary of the status of the Company’s unvested restricted shares for the quarter ended March 31, 2007 is as follows:
	Shares (In thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 30, 2006	-	-
Granted	60	$23.20
Vested	(5)	$23.20
Forfeited / Expired	-	-
Unvested at March 31, 2007	55	$23.20

12.     Employee Benefit Plans

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

The Company’s Kadant Lamort subsidiary sponsors a defined benefit pension plan (included in the table below in “Other Benefits”). Benefits under this plan are based on years of service and projected employee compensation.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.     Employee Benefit Plans (continued)

The components of the net periodic benefit cost for the pension benefits and other benefits plans in the first quarters of 2007 and 2006 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	March 31, 2007		April 1, 2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$208	$25	$195	$59
Interest cost	276	57	264	91
Expected return on plan assets	(370)	-	(353)	-
Recognized net actuarial loss	-	9	17	8
Amortization of prior service cost (income)	14	(196)	12	(14)
Net periodic benefit cost (income)	$128	$(105)	$135	$144

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	5.47%	5.75%	5.30%
Expected long-term return on plan assets	8.50%	-	8.50%	-
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

No cash contributions are expected for the Kadant Web Systems’ noncontributory defined benefit retirement plan. For the remaining pension and post-retirement welfare benefit plans, no cash contributions, other than funding current benefit payments, are expected in 2007.

13.     Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings in the first quarter of 2008. The Company is currently analyzing the effect that SFAS 159 will have on its consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.     Discontinued Operation

On October 21, 2005, our Kadant Composites LLC subsidiary (Kadant Composites LLC) sold substantially all of its assets to LDI Composites Co. (the Buyer). As part of the sale transaction, Kadant Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

Operating results for the discontinued operation included in the accompanying condensed consolidated statement of income are as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Operating Loss	$(665)	$(292)
Interest Income	36	101

Loss Before Income Tax Benefit (including $130 loss on disposal in 2006)	(629)	(191)
Benefit for Income Taxes	237	77

Loss From Discontinued Operation	$(392)	$(114)

In the first quarter of 2006, Kadant Composites LLC received $786,000 from the Buyer for the settlement of post-closing adjustments resulting in a $130,000 loss on disposal.

The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

	March 31,	December 30,
(In thousands)	2007	2006

Cash and cash equivalents	$1,882	$2,597
Restricted cash	668	660
Other accounts receivable	387	340
Current deferred tax asset	454	454
Other assets	403	410

Total Assets	3,794	4,461

Accrued warranty costs	1,180	1,135
Other current liabilities	136	324

Total Liabilities	1,316	1,459

Net Assets	$2,478	$3,002

The restricted cash of $668,000 as of March 31, 2007 represents the portion of the sale proceeds placed in escrow to satisfy certain indemnification obligations and associated interest.

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

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above were not accurately predicting the actual level of warranty claims making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of March 31, 2007 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1,180,000 to approximately $15,000,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC records adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss.

A summary of the changes in accrued warranty costs in the first quarters of 2007 and 2006 is as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Balance at Beginning of Period	$1,135	$5,276
Provision	556	-
Reimbursement due from Buyer	110	-
Usage	(621)	(1,487)

Balance at End of Period	$1,180	$3,789

The reimbursement of $110,000 represents reimbursements owed from the Buyer to Composites LLC for a portion of the claims paid as provided in the sales agreement.

15.      Subsequent Events

Sale of Subsidiary
On April 30, 2007, the Company’s Kadant Johnson subsidiary sold substantially all of the assets of its Casting Products business for $440,000, including $300,000 in cash and a $140,000 note receivable, resulting in a loss on sale of approximately $350,000.

Amendment to Credit Facility
On May 9, 2007, the Company entered into a fourth amendment to its Credit Agreement to amend the covenant that limits the payment of dividends and number of shares the Company can repurchase. The amendment eliminated one of the restrictions on the payment of dividends and repurchases of the Company’s common stock, which was limited to $15 million plus 50% of net income earned after May 9, 2005. The Company is still required to comply with a maximum consolidated leverage ratio of 2.5 prior to the payment of any dividend or the making of any stock repurchases. In addition, the amendment allows the Company to add its Kadant Johnson Europe B.V. subsidiary as a foreign subsidiary borrower under the Credit Agreement in the future.

KADANT INC.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Company Background

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and also a manufacturer of granules made from papermaking byproducts. Our continuing operations consist of one reportable operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines: Fiber-based Products and Casting Products, included in Other Businesses. In classifying operational entities into a particular segment, we considered how our management assesses performance and makes operating decisions, and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. In addition, prior to its sale on October 21, 2005, we operated a composite building products business (the composites business), which is presented as a discontinued operation in the accompanying condensed consolidated financial statements.

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

-	Water-management systems: systems and equipment used to continuously clean paper machine fabrics, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse; and

-
Fluid-handling systems and equipment: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles and food.

KADANT INC.

Overview (continued)

Other Businesses

Our other businesses include our Fiber-based Products business and our Casting Products business.

Our Fiber-based Products business produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Our Casting Products business manufactures grey and ductile iron castings. This business was sold on April 30, 2007.

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

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above were not accurately predicting the actual level of warranty claims making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. As of March 31, 2007, the accrued warranty reserve associated with the composites business was $1.2 million, which represents the low end of the range of potential loss for products under warranty. Composites LLC has calculated the potential range of loss to be between $1.2 million and approximately $15.0 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC records adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss.

All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in our condensed consolidated financial statements.

International Sales

During the first quarters of 2007 and 2006, approximately 61% and 57%, respectively, of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

KADANT INC.

Overview (continued)

reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2006 that warrant further disclosure, except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.”

Adoption of FIN 48 - Effective December 31, 2006, we adopted FIN 48. FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48 we recognized a cumulative-effect adjustment of $0.7 million increasing our liability for unrecognized tax benefits to $3.4 million and reducing the December 31, 2006 balance of retained earnings.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, the associated interest and penalties have also been recognized.

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The paper industry in North America and Europe has been in a prolonged down cycle for the past several years and has undergone important structural changes during that time. In contrast, the paper industry in China has experienced strong growth over the last several years. The performance of paper producers in North America and Europe has been generally improving over the past year. However, paper producers in those regions continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. As the financial performance of paper companies has improved, they have increased their capital and operating spending, which has had a positive effect on paper company suppliers, such as our Company. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) increasing our use of low-cost manufacturing bases in China and Mexico, (ii) increasing sales of paper machine accessories and water-management products in China, (iii) penetrating new markets outside the paper industry, and (iv) increasing aftermarket sales in China. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

In the last several years, China has become a significant market for our stock-preparation equipment. A large percentage of the world’s increases in paper production capacity are in China. Consequently, competition is intense and there is increasing pricing pressure, particularly for large systems. To capitalize on this growing market, we plan to start manufacturing certain of our accessory and water-management products in our China facilities in 2007. Currently, our stock-preparation revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are generally reflected in a slowdown in financing approvals in China’s banking system. These delays in receiving financing could delay our recognizing revenue on these projects to periods later than originally anticipated. We plan to use Kadant Jining as a base for increasing our aftermarket business, which we believe will be more predictable.

KADANT INC.

Overview (continued)

Our 2007 guidance reflects expected revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation. For the second quarter of 2007, we expect to earn between $.36 and $.38 per diluted share (including an estimated loss of $.01 per diluted share on the sale of our Casting Products business), on revenues of $84 to $86 million. For the full year, including the $.01 loss per diluted share on the sale of the Casting Products business, we expect to earn between $1.49 and $1.59 per diluted share, on revenues of $360 to $370 million.

Results of Operations

First Quarter 2007 Compared With First Quarter 2006

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2007 and 2006. The results of operations for the fiscal quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	March 31,	April 1,
	2007	2006

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	63	62
Selling, general, and administrative expenses	27	29
Research and development expenses	2	2
Restructuring costs	-	1
	92	94

Operating Income	8	6

Interest Income	1	1
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	8	6
Provision for Income Taxes	(3)	(2)

Income from Continuing Operations	5	4
Loss from Discontinued Operation	-	-
Net Income	5%	4%

Revenues

Revenues increased to $88.2 million in the first quarter of 2007 from $75.6 million in the first quarter of 2006, an increase of $12.6 million, or 17%. Revenues in the first quarter of 2007 include a $2.8 million, or 4%, increase from Kadant Jining acquired in June 2006 and a $2.4 million, or 3%, increase from the favorable effects of currency translation.

KADANT INC.

Results of Operations (continued)

Revenues for the first quarters of 2007 and 2006 from our Papermaking Systems segment and our other businesses are as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Revenues:
Papermaking Systems	$84,034	$71,073
Other Businesses	4,207	4,518
	$88,241	$75,591

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $84.0 million in the first quarter of 2007 from $71.1 million in the first quarter of 2006, an increase of $12.9 million, or 18%. Revenues in 2007 include a $2.8 million, or 4%, increase from Kadant Jining acquired in June 2006, and a $2.4 million, or 3%, increase from the favorable effects of currency translation.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2007 and 2006, and the changes in revenues by product line between the first quarters of 2007 and 2006, excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	March 31, 2007	April 1, 2006	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$39.9	$30.8	$9.1	$8.2
Fluid-Handling	20.1	19.0	1.1	0.3
Accessories	15.5	14.1	1.4	0.8
Water-Management	7.9	6.5	1.4	1.3
Other	0.6	0.7	(0.1)	(0.1)
	$84.0	$71.1	$12.9	$10.5

Revenues from the segment’s stock-preparation equipment product line increased $9.1 million, or 29%, in the first quarter of 2007 compared to the first quarter of 2006, including a $0.9 million increase from the favorable effect of currency translation. The increase was primarily due to a $4.8 million, or 53%, increase in capital equipment sales in China, which includes a $2.8 million increase from Kadant Jining acquired in June 2006. In addition, revenues in this product line also increased $3.5 million, or 28%, from sales in North America, primarily due to stronger sales of both capital and aftermarket products.

Revenues from the segment’s fluid-handling product line increased $1.1 million, or 6%, in the first quarter of 2007 compared to the first quarter of 2006, including a $0.8 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $0.3 million, or 2%, primarily due to stronger demand for our products in China, Europe and Latin America, offset largely by a decrease in sales in Canada and the U.S.

Revenues from the segment’s accessories product line increased $1.4 million, or 10%, in the first quarter of 2007 compared to the first quarter of 2006, including a $0.6 million increase from the favorable effect of currency translation. Excluding the effect

KADANT INC.

Results of Operations (continued)

of currency translation, revenues from the segment’s accessories product line increased $0.8 million, or 6%, primarily due to an increase in sales in North America due to stronger demand, offset in part by weaker demand in Europe.

Revenues from the segment’s water-management product line increased $1.4 million, or 23%, in the first quarter of 2007 compared to the first quarter of 2006 due primarily to an increase in capital sales in Europe.

Other Businesses. Revenues from the Fiber-based Products business decreased $0.6 million, or 16%, to $3.0 million in the first quarter of 2007 from $3.6 million in the first quarter of 2006 due to weaker sales of Biodac™, our line of biodegradable granular products, due to increased competition. Revenues from our Casting Products business increased $0.3 million, or 27%, to $1.2 million in the first quarter of 2007 from $0.9 million in the first quarter of 2006.

Gross Profit Margin

Gross profit margins for the first quarters of 2007 and 2006 are as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006

Gross Profit Margin:
Pulp and Papermaking Systems	37%	38%
Other	34	29
	37%	38%

Gross profit margin was 37% and 38% in the first quarters of 2007 and 2006, respectively. The gross profit margin at the Papermaking Systems segment decreased to 37% in the first quarter of 2007 from 38% in the first quarter of 2006. This decrease was primarily due to an unfavorable product mix, which shifted toward lower-margin capital products and to lower margins at our stock-preparation equipment product line, especially in China. Partially offsetting these decreases were improved gross profit margins at our fluid-handling product line. The gross profit margin at our other businesses increased to 34% in the first quarter of 2007 from 29% in the first quarter of 2006. This increase was due primarily to a higher gross profit margin at our Fiber-based Products business due to the lower cost of natural gas.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 27% and 29% in the first quarters of 2007 and 2006, respectively. Selling, general, and administrative expenses increased $1.4 million, or 6%, to $23.5 million in the first quarter of 2007 from $22.1 million in the first quarter of 2006. This increase included a $0.7 million increase from the unfavorable effect of foreign currency translation and a $0.5 million increase in selling, general, and administrative expenses from Kadant Jining acquired in June 2006.

Research and development expenses increased $0.2 million to $1.7 million in the first quarter of 2007 compared to $1.5 million in the first quarter of 2006 and represented 2% of revenues in both periods.

Interest Income

Interest income increased to $0.4 million in the first quarter of 2007 compared to $0.3 million in the first quarter of 2006 due primarily to higher prevailing interest rates.

Interest Expense

Interest expense was $0.8 million in both the first quarters of 2007 and 2006.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our effective tax rate was 32% and 34% in the first quarters of 2007 and 2006, respectively. The 2% decrease in our effective tax rate is primarily due to a greater portion of our operating profits occurring in lower tax jurisdictions in 2007 compared to 2006.

Income from Continuing Operations

Income from continuing operations increased to $4.7 million in the first quarter of 2007 from $2.8 million in the first quarter of 2006, an increase of $1.9 million, or 70%. The increase in the 2007 period was primarily due to an increase in operating income of $2.6 million (see Revenues and Gross Profit Margin discussed above), offset in part by an increase of $0.7 million in the provision of income taxes.

Loss from Discontinued Operation

Loss from discontinued operation increased to $0.4 million in the first quarter of 2007 from $0.1 million in the first quarter of 2006 due primarily to a $0.6 million pre-tax increase in warranty costs.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us in the first quarter of 2008. We are currently analyzing the effect that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings in the first quarter of 2008. We are currently analyzing the effect that SFAS 159 will have on our consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $77.5 million at March 31, 2007, compared with $80.5 million at December 30, 2006. Included in working capital are cash and cash equivalents of $41.2 million at March 31, 2007, compared with $39.6 million at December 30, 2006. At March 31, 2007, $34.4 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2007

Our operating activities provided cash of $5.9 million in the first quarter of 2007, including $6.5 million provided by our continuing operations and $0.6 million used by the discontinued operation. The cash provided by our continuing operations in the first quarter of 2007 was primarily due to income from continuing operations of $4.7 million, an increase in accounts payable of $3.4 million, a decrease in unbilled costs and fees of $3.2 million, and a non-cash charge of $1.8 million for depreciation and amortization expense. These sources of cash in the first quarter of 2007 were offset in part by a decrease in other current liabilities of $6.3 million and an increase in other current assets of $1.1 million. The decrease in other current liabilities of $6.3 million was primarily due to a decrease of $4.0 million in accrued payroll and employee benefits primarily related to incentive payments made in the first quarter of 2007.

Our investing activities used cash of $0.6 million in the first quarter of 2007 related primarily to our continuing operations, which used cash of $0.8 million to purchase property, plant, and equipment.

KADANT INC.

Liquidity and Capital Resources (continued)

Our financing activities used cash of $4.4 million in the first quarter of 2007 related entirely to our continuing operations. We used cash of $3.8 million in the first quarter of 2007 to repurchase our common stock on the open market, and we used $1.9 million for principal payments on our term loan. We received $1.0 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options.

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

Additional Liquidity and Capital Resources

We completed our acquisition of Kadant Johnson on May 11, 2005 for approximately $114.0 million, of which $101.5 million was paid in cash at closing, $1.6 million was paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4.8 million was paid for acquisition-related costs, and $6.1 million we expect to pay in annual installments through 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize. In 2006, we paid $0.9 million of this additional consideration. The remaining balance, of which $0.9 million is included in other current liabilities and $4.3 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next four years as follows: $0.9 million in each of 2007, 2008 and 2009, and $2.5 million in 2010. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (Credit Agreement) effective as of May 9, 2005, as subsequently amended, in the aggregate principal amount of up to $95 million, including a $35 million revolver. The Credit Agreement includes a $60 million term loan (Term Loan), which is repayable in quarterly installments over a five-year period. The current remaining aggregate principal amount to be repaid each year is as follows: $6.9 million, $11.4 million, $12.6 million and $6.3 million in 2007, 2008, 2009, and 2010, respectively.

The amount we are able to borrow under the revolving line of credit is the total borrowing capacity less any outstanding letters of credit and multi-currency borrowings issued under the Credit Agreement. As of March 31, 2007, there were no outstanding borrowings under the revolving line of credit and we had $13.7 million of borrowing capacity.

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

KADANT INC.

Liquidity and Capital Resources (continued)

In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances, including when we make a material acquisition, pay dividends, or repurchase our stock. We are also required to comply with a minimum consolidated fixed charge coverage ratio of 1.5. In addition to the financial covenants, we are also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of March 31, 2007, we were in compliance with these covenants.

The loans under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by a pledge of 65% of the stock of our first-tier foreign subsidiaries and our subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

We entered into swap agreements in 2005 and 2006 to convert a portion of our outstanding debt from floating to fixed rates of interest. As of March 31, 2007, $36.3 million, or 70%, of our outstanding debt was hedged through interest rate swap agreements. The swap agreements have the same terms and quarterly payment dates as the corresponding debt and reduce proportionately in line with the amortization of the debt.

On June 2, 2006, our Kadant Jining subsidiary assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), and, by September 30, 2006, acquired the assets of Huayi including cash, inventory, machinery, equipment, and buildings for approximately $21.1 million, net of assumed liabilities of $2.3 million. Of the total consideration, $17.7 million was paid in cash. To finance a portion of the acquisition, on June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or $5.1 million, under a 47-month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%. We plan to finance the remaining purchase obligation of $3.4 million, which we expect to pay through January 2008 as certain obligations are satisfied, through a combination of cash and borrowings in China.

On May 3, 2006, our board of directors authorized the repurchase of up to $15.0 million of our equity securities during the period from May 18, 2006 through May 18, 2007. As of March 31, 2007, we had purchased 508,500 shares for $12.4 million under this authorization. On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases under these authorizations may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through March 31, 2007, we have not provided for U.S. income taxes on approximately $64.4 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.5 million.

On October 21, 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying condensed consolidated financial statements. As part of the transaction, Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. At March 31, 2007, the warranty reserve for the composites business was $1.2 million. Our liquidity and consolidated results will continue to be impacted by future cash payments for warranty claims and any adjustments to this warranty obligation. Adjustments to our results for these items will continue to be classified within the results for the discontinued operation in our condensed consolidated financial statements.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $6 million during the remainder of 2007 for property, plant, and equipment.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy the remaining purchase obligation for the Kadant Jining acquisition, debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our Credit Agreement,

KADANT INC.

Liquidity and Capital Resources (continued)

cash proceeds from additional borrowings we anticipate entering into in China to complete the Kadant Jining acquisition, and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2006 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the SEC.

Item 4 - Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)     Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II - OTHER INFORMATION

Item 1A - Risk Factors

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

A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China which exposes us to political, economic, operational and other risks.
In 2006, we experienced a significant increase in revenues from China and acquired another manufacturing facility in Jining, China. Through our acquisition of Kadant Johnson in May 2005, we also have a manufacturing operation in Wuxi, China. We plan to begin manufacturing accessory and water management products in China for the Chinese market in 2007. During the first quarter of 2007 and 2006, approximately $16.5 million, or 19%, and $10.8 million, or 14%, respectively, of our revenues were to customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until the down payments for such contracts are received. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled prior to the receipt of a letter of credit covering the remaining balance of the contract.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.
During the first quarters of 2007 and 2006, approximately 61% and 57%, respectively, of our sales were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including in China, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
-	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system,
-	foreign customers may have longer payment cycles,
-	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade,
-	it may be difficult to repatriate funds, due to unfavorable tax consequences or other restrictions or limitations imposed by foreign governments, and
-	the protection of intellectual property in foreign countries may be more difficult to enforce.

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
In 2005, we entered into a Credit Agreement, as subsequently amended, consisting of a $60 million five-year term loan and a $35 million revolver and borrowed $60 million to fund the acquisition of Kadant Johnson under the term loan. We have also borrowed additional amounts to fund other acquisitions and grow our business, and may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
Our leverage could have negative consequences, including:
-	increasing our vulnerability to adverse economic and industry conditions,
-	limiting our ability to obtain additional financing,
-	limiting our ability to pay dividends on or to repurchase our capital stock,
-	limiting our ability to acquire new products and technologies through acquisitions or licensing agreements, and
-	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, $36.3 million, or 70%, of our outstanding floating rate debt as of March 31, 2007 was hedged through interest rate swap agreements.
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

KADANT INC.

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
On October 21, 2005, Composites LLC sold its composites business, but retained the warranty obligation associated with products manufactured prior to the sale date. All future activity associated with this warranty obligation is classified in the results of the discontinued operation in our condensed consolidated financial statements. The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. Our consolidated results will continue to be impacted by these warranty obligations and the claims may exceed the assets of the discontinued operation. The assets and liabilities of the discontinued operation are held in our Composites LLC subsidiary.
During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions used in estimating the warranty obligation were not accurately predicting the actual level of warranty claims making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, we are required under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss as the warranty obligation in our consolidated results. The warranty obligation as of March 31, 2007 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1.2 million to approximately $15.0 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, adjustments to the warranty obligation will be recorded to reflect the minimum amount of the potential range of loss for products under warranty which will adversely affect our consolidated results.

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
Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Our most recent acquisition was the Kadant Jining acquisition in June 2006. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:
-	competition with other prospective buyers resulting in our inability to complete an acquisition or in us paying substantial premiums over the fair value of the net assets of the acquired business,
-	inability to obtain regulatory approval, including antitrust approvals,
-	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
-	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
-	diversion of management’s attention away from other business concerns,
-	inability to improve the revenues and profitability or realize the cost savings and synergies expected in the acquisition,
-	assumption of significant liabilities, some of which may be unknown at the time,
-	potential future impairment of the value of goodwill and intangible assets acquired, and
-	identification of internal control deficiencies of the acquired business.

We may be required to reorganize our operations in response to changing conditions in the paper industry, and such actions may require significant expenditures and may not be successful.
In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry. For example, in 2004 we incurred costs of approximately $9.2 million in connection with the restructuring of our subsidiary in France. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our financial operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

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

KADANT INC.

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
Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:
-	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104,
-	changes in the assumptions used in recognizing revenue under the percentage-of-completion method of accounting,
-	failure of a customer, particularly in China, to comply with an order’s contractual obligations,
-	adverse changes in demand for and market acceptance of our products,
-	competitive pressures resulting in lower sales prices of our products,
-	adverse changes in the pulp and paper industry,
-	delays or problems in our introduction of new products,
-	delays or problems in the manufacture of our products,
-	our competitors’ announcements of new products, services, or technological innovations,
-	contractual liabilities incurred by us related to guarantees of our product performance,
-	increased costs of raw materials or supplies, including the cost of energy,
-	changes in the timing of product orders, and
-	fluctuations in our effective tax rate.

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
    Provisions of our charter and bylaws may discourage, delay, or prevent a merger or acquisition that our shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. For example, these provisions:
-	authorize the issuance of “blank check” preferred stock without any need for action by shareholders,
-	provide for a classified board of directors with staggered three-year terms,
-	require supermajority shareholder voting to effect various amendments to our charter and bylaws,
-	eliminate the ability of our shareholders to call special meetings of shareholders,
-	prohibit shareholder action by written consent, and
-	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the first quarter of 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
12/30/06 - 1/31/07	-	-	-	$7,818,695
2/1/07 - 2/28/07	-	-	-	$7,818,695
3/1/07 - 3/31/07	205,700	$25.21	205,700	$2,633,980
Total:	205,700	$25.21	205,700

(1)
On May 3, 2006, our board of directors approved the repurchase by us of up to $15 million of our equity securities during the period from May 18, 2006 through May 18, 2007. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of March 31, 2007, we had repurchased 135,300 shares of our common stock for $3.1 million in the third quarter of 2006, 167,500 shares of our common stock for $4.1 million in the fourth quarter of 2006, and 205,700 shares of our common stock for $5.2 million in the first quarter of 2007 under this authorization.

(2)
On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

Item 5 - Other Information

On May 9, 2007, we entered into a fourth amendment to our Credit Agreement to amend the covenant that limits the payment of dividends and number of shares we can repurchase. The amendment eliminated one of the restrictions on the payment of dividends and repurchases of our common stock, which was limited to $15 million plus 50% of net income earned after May 9, 2005. We are still required to comply with a maximum consolidated leverage ratio of 2.5 prior to the payment of any dividend or the making of any stock repurchases. In addition, the amendment allows us to add our Kadant Johnson Europe B.V. subsidiary as a foreign subsidiary borrower under the Credit Agreement in the future.

KADANT INC.

Item 6 - Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May, 2007.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Fourth Amendment dated May 9, 2007 to the Credit Agreement dated May 9, 2005 (as amended to date) among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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