Form 10-Q
period 2007-06-30
KADANT INC
filed 2007-08-08
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, $.01 par value	14,224,747

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	June 30,	December 30,
(In thousands)	2007	2006

Current Assets:
Cash and cash equivalents	$40,264	$39,634
Accounts receivable, less allowances of $2,604 and $2,623	50,346	49,963
Unbilled contract costs and fees	31,851	24,087
Inventories (Note 5)	45,892	41,679
Other current assets	9,597	8,575
Assets of discontinued operation (Note 14)	2,406	4,461
Total Current Assets	180,356	168,399

Property, Plant, and Equipment, at Cost	100,117	97,995
Less: accumulated depreciation and amortization	59,937	57,056
	40,180	40,939

Other Assets	46,502	46,669

Goodwill	138,990	137,078

Total Assets	$406,028	$393,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	June 30,	December 30,
(In thousands, except share amounts)	2007	2006

Current Liabilities:
Current maturities of long-term obligations (Note 7)	$10,717	$9,330
Accounts payable	36,422	32,934
Accrued payroll and employee benefits	13,395	15,685
Other current liabilities	30,851	28,449
Liabilities of discontinued operation (Note 14)	1,657	1,459
Total Current Liabilities	93,042	87,857

Other Long-Term Liabilities	19,438	21,594

Long-Term Obligations (Note 7)	39,492	44,652

Minority Interest	1,182	1,017

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520 shares issued	146	146
Capital in excess of par value	91,666	93,002
Retained earnings	161,651	153,147
Treasury stock at cost, 435,273 and 616,737 shares	(10,385)	(14,401)
Accumulated other comprehensive items (Note 2)	9,796	6,071
	252,874	237,965

Total Liabilities and Shareholders’ Investment	$406,028	$393,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	June 30,	July 1,
(In thousands, except per share amounts)	2007	2006

Revenues	$89,107	$89,567

Costs and Operating Expenses:
Cost of revenues	54,964	56,847
Selling, general, and administrative expenses	23,087	22,498
Research and development expenses	1,493	1,496
Loss on sale of subsidiary (Note 4)	388	-

	79,932	80,841

Operating Income	9,175	8,726

Interest Income	342	251
Interest Expense	(789)	(804)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	8,728	8,173
Provision for Income Taxes	2,705	2,529
Minority Interest Expense	87	47

Income from Continuing Operations	5,936	5,597
Loss from Discontinued Operation (net of income tax benefit of $615 and $417) (Note 14)	(1,022)	(627)

Net Income	$4,914	$4,970

Basic Earnings per Share (Note 3):
Continuing Operations	$.42	$.41
Discontinued Operation	(.07)	(.05)
Net Income	$.35	$.36

Diluted Earnings per Share (Note 3):
Continuing Operations	$.42	$.40
Discontinued Operation	(.07)	(.05)
Net Income	$.35	$.35

Weighted Average Shares (Note 3):
Basic	14,012	13,702

Diluted	14,202	14,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In thousands, except per share amounts)	2007	2006

Revenues	$177,348	$165,158

Costs and Operating Expenses:
Cost of revenues	110,658	103,821
Selling, general, and administrative expenses	46,583	44,619
Research and development expenses	3,160	3,041
Loss on sale of subsidiary (Note 4)	388	-
Restructuring costs	-	138

	160,789	151,619

Operating Income	16,559	13,539

Interest Income	693	510
Interest Expense	(1,595)	(1,598)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	15,657	12,451
Provision for Income Taxes	4,895	3,984
Minority Interest Expense	135	105

Income from Continuing Operations	10,627	8,362
Loss from Discontinued Operation (net of income tax benefit of $852 and $494) (Note 14)	(1,414)	(741)

Net Income	$9,213	$7,621

Basic Earnings per Share (Note 3):
Continuing Operations	$.76	$.61
Discontinued Operation	(.10)	(.05)
Net Income	$.66	$.56

Diluted Earnings per Share (Note 3):
Continuing Operations	$.75	$.60
Discontinued Operation	(.10)	(.05)
Net Income	$.65	$.55

Weighted Average Shares (Note 3):
Basic	14,010	13,641

Diluted	14,208	13,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
 (Unaudited)
	Six Months Ended
	June 30,	July 1,
(In thousands)	2007	2006

Operating Activities:
Net income	$9,213	$7,621
Loss from discontinued operation (Note 14)	1,414	741
Income from continuing operations	10,627	8,362
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,648	3,755
Stock-based compensation expense	530	804
Loss on sale of subsidiary	388	-
Provision for losses on accounts receivable	26	187
Minority interest expense	135	105
Other, net	(1,554)	(280)
Changes in current accounts, net of effects of acquisitions and disposition:
Accounts receivable	377	(6,211)
Unbilled contract costs and fees	(7,683)	(15,729)
Inventories	(3,797)	(2,266)
Other current assets	(796)	(1,255)
Accounts payable	3,040	17,198
Other current liabilities	(1,173)	(5,026)
Net cash provided by (used in) continuing operations	3,768	(356)
Net cash used in discontinued operation	(1,096)	(3,461)
Net cash provided by (used in) operating activities	2,672	(3,817)
Investing Activities:
Purchases of property, plant, and equipment	(1,724)	(1,106)
Acquisitions and disposition, net	(1,268)	(5,574)
Proceeds from sale of property, plant, and equipment	98	110
Other, net	19	(5)
Net cash used in continuing operations	(2,875)	(6,575)
Net cash provided by discontinued operation	660	4,195
Net cash used in investing activities	(2,215)	(2,380)
Financing Activities:
Proceeds from issuances of Company common stock	5,449	4,265
Purchases of Company common stock	(5,185)	-
Proceeds from issuance of short- and long-term obligations	-	15,008
Repayments of short- and long-term obligations	(3,909)	(12,850)
Excess tax benefits from stock option exercises	1,914	965
Payment of debt issuance costs	(25)	(186)
Net cash (used in) provided by continuing operations	(1,756)	7,202
Net cash (used in) provided by discontinued operation	-	-
Net cash (used in) provided by financing activities	(1,756)	7,202
Exchange Rate Effect on Cash	654	987
Change in Cash from Discontinued Operation	1,275	630
Increase in Cash and Cash Equivalents	630	2,622
Cash and Cash Equivalents at Beginning of Period	39,634	40,822
Cash and Cash Equivalents at End of Period	$40,264	$43,444
Non-cash Financing Activities:
Issuance of Restricted Stock	$232	$478

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.       General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at June 30, 2007, and its results of operations for the three-and six-month periods ended June 30, 2007 and July 1, 2006 and cash flows for the six-month periods ended June 30, 2007 and July 1, 2006. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 30, 2006, has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the Securities and Exchange Commission on March 13, 2007.

Certain prior-period amounts have been reclassified to conform to the 2007 presentation.

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
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Net Income	$4,914	$4,970	$9,213	$7,621
Other Comprehensive Items:
Foreign Currency Translation Adjustments	2,743	2,788	3,787	3,216
Deferred Gain on Hedging Instruments (net of income tax of $138 and $97 in the three and six months ended June 30, 2007, respectively, and $46 and $147 in the three and six months ended July 1, 2006, respectively)	203	66	150	220
Unrecognized Prior Service Loss (net of income tax of $74 and $148 in the three and six months ended June 30, 2007, respectively)	(111)	-	(222)	-
Deferred Gain on Pension and Other Post-Retirement Plans (net of income tax of $4 and $7 in the three and six months ended June 30, 2007, respectively)	4	-	10	-
	2,839	2,854	3,725	3,436

Comprehensive Income	$7,753	$7,824	$12,938	$11,057

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.       Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2007	2006	2007	2006

Income from Continuing Operations	$5,936	$5,597	$10,627	$8,362
Loss from Discontinued Operation	(1,022)	(627)	(1,414)	(741)

Net Income	$4,914	$4,970	$9,213	$7,621

Basic Weighted Average Shares	14,012	13,702	14,010	13,641
Effect of Stock Options	190	354	198	307
Diluted Weighted Average Shares	14,202	14,056	14,208	13,948

Basic Earnings per Share:
Continuing Operations	$.42	$.41	$.76	$.61
Discontinued Operation	(.07)	(.05)	(.10)	(.05)
Net Income	$.35	$.36	$.66	$.56

Diluted Earnings per Share:
Continuing Operations	$.42	$.40	$.75	$.60
Discontinued Operation	(.07)	(.05)	(.10)	(.05)
Net Income	$.35	$.35	$.65	$.55

Options to purchase approximately 51,700 and 74,000 shares of common stock for the second quarters of 2007 and 2006, respectively, and 62,900 and 157,800 shares of common stock for the first six months of 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common stock and the effect of their inclusion would have been anti-dilutive.

4.       Acquisition and Disposition

Acquisition
On June 2, 2006, the Company’s subsidiary, Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), and, by September 30, 2006, acquired substantially all of the assets of Huayi including cash, inventory, machinery, equipment, and buildings for $21,153,000, net of assumed liabilities of $2,253,000 related primarily to acquired customer deposits (Kadant Jining acquisition). Of the total consideration, $17,331,000 was paid in cash, including $1,032,000 for acquisition-related costs. To finance a portion of the purchase price, Kadant Jining borrowed 40 million Chinese renminbi, originally translated at $5,072,000. Of the remaining purchase obligation totaling $3,822,000, $982,000 has been paid as of June 30, 2007 and the remaining $2,840,000, which is included in other current liabilities in the accompanying condensed consolidated balance sheet, will be paid through January 2008 as certain post-closing and indemnification obligations are satisfied. The Company expects to fund the remaining purchase obligation through a combination of cash and borrowings in China. Pursuant to the asset purchase agreement, Kadant Jining issued bank payment guarantees of $3,822,000 associated with the remaining purchase obligation, which may be drawn upon by the sellers through January 2008 as certain obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.       Acquisition and Disposition (continued)

The Kadant Jining acquisition was accounted for under the purchase method of accounting and the operating results for Kadant Jining have been included in the accompanying condensed consolidated financial statements from the acquisition date of June 2, 2006. The following table summarizes the purchase method of accounting for this acquisition (in thousands):

Allocation of Purchase Price as of June 30, 2007:
Cash and Cash Equivalents	$2,180
Inventory	2,312
Other Current Assets	415
Property, Plant, and Equipment	8,928
Other Assets	3,254
Intangibles	608
Goodwill	5,709

Total Assets Acquired	23,406

Current Liabilities Assumed	2,253

Net Assets Acquired	$21,153

Consideration:
Cash	$11,227
Debt	5,072
Short- and Long-Term Obligations	3,822
Acquisition Costs	1,032

Total Consideration	$21,153

Intangibles of $608,000 relate to customer relationships with a 5 year useful life. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $5,709,000, which is fully deductible for tax purposes.

Pro forma disclosure of the results of operations as if the Kadant Jining acquisition had occurred at the beginning of 2006 has not been presented, as the acquisition did not meet the definition of a material business combination outlined in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”

Disposition
On April 30, 2007, the Company’s Specialty Castings Inc. subsidiary sold substantially all the assets of its Casting Products business for $390,000, consisting of $250,000 received in cash and a $140,000 note receivable. The note receivable bears interest at a rate of 8% annually and is to be repaid by the buyer on a monthly basis over a 5-year period, commencing on January 1, 2008. The Company recorded a pre-tax loss of $388,000 ($233,000 after-tax, or $.02 per diluted share) on the sale in the second quarter of 2007.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.        Inventories

The components of inventories are as follows:

	June 30,	December 30,
(In thousands)	2007	2006
Raw Materials and Supplies	$23,744	$22,418
Work in Process	11,197	9,916
Finished Goods (includes $1,211 and $624 at customer locations)	10,951	9,345
	$45,892	$41,679

6.        Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” on December 31, 2006. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $709,000, increasing its liability for unrecognized tax benefits and reducing the December 31, 2006 balance of retained earnings. At December 31, 2006, the Company had $3,364,000 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at December 31, 2006, is $1,828,000 of tax positions, the disallowance of which would not affect the annual effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2006, the Company had accrued $652,000 and $490,000 for the potential payment of interest and penalties, respectively. There were no significant changes to any of the December 31, 2006 amounts during the six-month period ended June 30, 2007 and the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

As of December 31, 2006, the Company was subject to U.S. Federal income tax examinations for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return and for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years 2001 through 2006. In addition, the Company was subject to state and local income tax examinations for the tax years 2002 through 2006.

7.      Long-Term Obligations and Other Financial Instruments

Long-term Obligations
Long-term obligations are as follows:

	June 30,	December 30,
(In thousands)	2007	2006

Variable Rate Term Loan, due from 2007 to 2010	$35,324	$39,108
Variable Rate Term Loan, due from 2007 to 2016	9,625	9,750
Variable Rate Term Loan, due 2010	5,260	5,124
Total Long-Term Obligations	50,209	53,982
Less: Current Maturities	(10,717)	(9,330)
Long-Term Obligations, less Current Maturities	$39,492	$44,652

The weighted average interest rate for long-term obligations was 5.57% as of June 30, 2007.

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

On May 9, 2007, the Company entered into a fourth amendment to its Credit Agreement to eliminate one of the restrictions on the payment of dividends and repurchases of the Company’s common stock, which was limited to $15 million plus 50% of net income earned after May 9, 2005. The Company is still required to comply with a maximum consolidated leverage ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined in the Credit Agreement) of 2.5 to 1 prior to the payment of any dividend or the making of any stock repurchases.

Commercial Real Estate Loan
On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (Loan) from Citizens Bank of Massachusetts. The Loan is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. The remaining balance as of June 30, 2007 is $9,625,000.

Kadant Jining Loan
On June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or approximately $5,260,000 as of June 30, 2007, under a 47-month interest-only loan with Bank of China Limited.

Financial Instruments
The Company entered into swap agreements in 2005 and 2006 to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. As of June 30, 2007, $34,825,000, or 69%, of the Company’s outstanding debt was hedged through interest rate swap agreements. The swap agreements have the same terms and quarterly payment dates as the corresponding debt, and reduce proportionately in line with the amortization of the debt. The swap agreements have been designated as cash flow hedges and are carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of June 30, 2007, the net unrealized gain associated with the swap agreements was $385,000, consisting of a $465,000 unrealized gain included in other assets and an $80,000 unrealized loss included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the swap agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

8.       Warranty Obligations

The Company provides for the estimated cost of product warranties at the time of sale based on the actual historical return rates and repair costs. In the Pulp and Papermaking Systems (Papermaking Systems) segment, the Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company’s estimates, adjustments to the estimated warranty liability would be required.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.       Warranty Obligations (continued)

The changes in the carrying amount of the Company’s product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006
Balance at Beginning of Period	$3,149	$2,787	$3,164	$2,836
Provision charged to income	906	800	1,420	1,033
Usage	(958)	(369)	(1,504)	(659)
Currency translation	27	80	44	88
Balance at End of Period	$3,124	$3,298	$3,124	$3,298
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

2006 Restructuring Plan
The Company recorded restructuring costs of $677,000 in the fourth quarter of 2006 associated with its 2006 Restructuring Plan. These restructuring costs were comprised of severance and associated costs related to the reduction of 15 full-time positions in Canada and France, all at the Company’s Papermaking Systems segment.

A summary of the changes in accrued restructuring costs is as follows:

(In thousands)	Severance and Other

2004 Restructuring Plan
Balance at December 30, 2006	$365
Usage	(35)
Currency Translation	9
Balance at June 30, 2007	$339

2006 Restructuring Plan
Balance at December 30, 2006	$606
Usage	(177)
Currency Translation	43
Balance at June 30, 2007	$472

The specific restructuring measures and associated estimated costs are based on the Company’s best judgments under prevailing circumstances. The Company believes that the restructuring reserve balance is adequate to carry out the restructuring activities formally identified and committed to as of June 30, 2007. The cash payments related to the Kadant Lamort restructuring initiated at the end of 2004 will extend through the remainder of 2007 due to the lengthy restructuring and legal process in France. For the remaining restructuring activities, the Company anticipates that all actions will be completed within a 12-month period.

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

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Revenues:
Papermaking Systems	$86,609	$85,427	$170,643	$156,500
Other (b)	2,498	4,140	6,705	8,658
	$89,107	$89,567	$177,348	$165,158

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems	$12,238	$11,016	$21,808	$17,767
Corporate and Other (a) (b)	(3,063)	(2,290)	(5,249)	(4,228)
Total Operating Income	9,175	8,726	16,559	13,539
Interest Expense, Net	(447)	(553)	(902)	(1,088)
	$8,728	$8,173	$15,657	$12,451

Capital Expenditures:
Papermaking Systems	$846	$638	$1,621	$975
Corporate and Other (b)	40	85	103	131
	$886	$723	$1,724	$1,106

(a)     Corporate primarily includes general and administrative expenses.
(b)     “Other” includes the results from the Fiber-based Products business and the Casting Products business, the latter of which was sold on April 30, 2007.

11.       Stock-Based Compensation

Stock Options - There were no stock options granted in the first and second quarters of 2007.

           Restricted Stock - The Company grants restricted shares to its outside directors. For 2006 and prior periods, the restricted shares vested immediately, but were restricted from resale for three years from the date of award. On February 27, 2007, the Company granted an aggregate of 20,000 restricted shares to its outside directors with an aggregate value of $464,000, which vest at a rate of 5,000 shares per quarter on the last day of each quarter. The vesting for these restricted shares would accelerate upon a change in control of the Company, as defined in the Company’s equity incentive plans. As of June 30, 2007, there was $232,000 of total unrecognized compensation cost related to these unvested awards, which will be recognized over the remainder of 2007 as the shares vest. On February 27, 2007, the Company also granted an aggregate of 40,000 restricted shares with an aggregate value of $928,000 to its outside directors, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s equity incentive plans. These restricted shares are forfeited if a change in control does not occur by the end of the first quarter of 2008.

Performance-Based Restricted Stock Units - On May 24, 2007, the Company granted 104,000 restricted stock units (RSU) (the target RSU amount) with a grant date fair value of $28.21 per share to certain officers of the Company. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will cliff vest

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.       Stock-Based Compensation (continued)

in their entirety on the last day of the Company’s 2009 fiscal year, provided that certain performance requirements are met and the officer remains employed by the Company through the vesting date. The target RSU amount is subject to adjustment based on the achievement of certain performance requirements. The performance-based element of the RSU requires the Company to meet specified EBITDA targets generated from continuing operations for the nine-month period ended December 29, 2007. If the Company’s actual EBITDA for the period is between 80% and 125% of the EBITDA target, the officer would receive between 50% and 150% of the target RSU amount. If actual EBITDA is below 80% of target EBITDA for the period, all RSUs will be forfeited. The Company is recognizing compensation expense associated with these RSUs ratably over the vesting period based on the grant date fair value. For the second and third quarters of 2007, the Company will recognize compensation expense based on the probable number of RSUs to be granted based on the estimated EBITDA for the nine-month period ended December 29, 2007. In the fourth quarter of 2007 if the actual EBITDA for the nine-month period ended December 29, 2007 is between 80% and 125% of the EBITDA target, compensation expense recognized to date will be adjusted to reflect the actual number of RSUs to be issued. If the actual EBITDA is below 80% of the target EBITDA, previously recognized compensation expense will be reversed in the fourth quarter of 2007.

            The RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability or a change in control of the Company. If the officer dies or is disabled prior to the vesting date, then a ratable portion of the RSUs will vest. In the event of a change in control prior to the end of the 2007 fiscal year, the target number of RSUs will vest. If the change in control occurs after the end of the Company’s 2007 fiscal year, the officer will receive the number of deliverable RSUs based on the achievement of the performance goal, as stated in the RSU agreement.

Unrecognized compensation expense related to the unvested performance-based restricted stock units totaled approximately $2,820,000 as of June 30, 2007 and will be recognized over 2.5 years.

Time-Based Restricted Stock Units - On May 24, 2007, the Company granted 61,450 RSUs with a grant date fair value of $28.21 per share to certain employees of the Company. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will cliff vest in their entirety on May 24, 2011, provided the recipient remains employed with the Company through the vesting date. The RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability or a change in control of the Company. The Company is recognizing compensation expense associated with these RSUs ratably over the vesting period based on the grant date fair value. Unrecognized compensation expense related to the time-based restricted stock units totaled approximately $1,690,000 as of June 30, 2007 and will be recognized over the period ended May 24, 2011.

              A summary of the status of the Company’s unvested restricted share/unit awards for the six months ended June 30, 2007 is as follows:
Unvested Restricted Share/Unit Awards	Shares/Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 30, 2006	-	-
Granted (based on the target RSU amount)	225	$26.88
Vested	(10)	$23.20
Forfeited / Expired	-	-
Unvested at June 30, 2007	215	$27.05

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

The components of the net periodic benefit cost for the pension benefits and other benefits plans in the three-and six-month periods ended June 30, 2007 and July 1, 2006 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	June 30, 2007		July 1, 2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$201	$26	$181	$59
Interest cost	284	57	260	91
Expected return on plan assets	(351)	-	(354)	-
Recognized net actuarial loss	18	6	13	8
Amortization of prior service cost (income)	14	(198)	12	(14)
Net periodic benefit cost (income)	$166	$(109)	$112	$144

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	5.45%	5.75%	5.30%
Expected long-term return on plan assets	8.50%	-	8.50%	-
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.      Employee Benefit Plans (continued)

	Six Months Ended		Six Months Ended
(In thousands)	June 30, 2007		July 1, 2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$409	$51	$376	$118
Interest cost	560	114	524	182
Expected return on plan assets	(721)	-	(707)	-
Recognized net actuarial loss	18	15	30	16
Amortization of prior service cost (income)	28	(394)	24	(28)
Net periodic benefit cost (income)	$294	$(214)	$247	$288

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	5.45%	5.75%	5.30%
Expected long-term return on plan assets	8.50%	-	8.50%	-
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

    No cash contributions are expected for Kadant Web Systems’ noncontributory defined benefit retirement plan. For the remaining pension and post-retirement welfare benefit plans, no cash contributions, other than to fund current benefit payments, are expected in 2007.

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

Operating results for the discontinued operation included in the accompanying condensed consolidated statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006
Operating Loss	$(1,664)	$(1,140)	$(2,329)	$(1,432)
Interest Income	27	96	63	197
Loss Before Income Tax Benefit (including $130 loss on disposal in the first six months of 2006)	(1,637)	(1,044)	(2,266)	(1,235)
Benefit from Income Taxes	615	417	852	494
Loss From Discontinued Operation	$(1,022)	$(627)	$(1,414)	$(741)

In the first quarter of 2006, Composites LLC received $786,000 from the Buyer for the settlement of post-closing adjustments resulting in a $130,000 loss on disposal.

The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

	June 30,	December 30,
(In thousands)	2007	2006

Cash and cash equivalents	$1,322	$2,597
Restricted cash	-	660
Other accounts receivable	234	340
Current deferred tax asset	454	454
Other assets	396	410

Total Assets	2,406	4,461

Accrued warranty costs	1,447	1,135
Other current liabilities	210	324

Total Liabilities	1,657	1,459

Net Assets	$749	$3,002

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

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. The warranty obligation as of June 30, 2007 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1,447,000 to approximately $13,800,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC records adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss.

    A summary of the changes in accrued warranty costs in the six months ended June 30, 2007 and July 1, 2006 are as follows:

	Six Months Ended
	June 30,	July 1,
(In thousands)	2007	2006
Balance at Beginning of Period	$1,135	$5,276
Provision	2,188	969
Usage	(1,876)	(2,682)
Balance at End of Period	$1,447	$3,563

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.     Subsequent Event

           On July 30, 2007, the Company’s Kadant Jining subsidiary entered into a short-term credit facility that would allow Kadant Jining to borrow up to an aggregate principal amount of 45,000,000 Chinese renminbi, or approximately $5,900,000 at current exchange rates, and the Company’s Kadant Yanzhou subsidiary entered into a short-term credit facility that would allow Kadant Yanzhou to borrow up to an aggregate principal amount of 15,000,000 Chinese renminbi, or approximately $2,000,000 at current exchange rates. Both credit facilities have a term of 364 days. Borrowings made under these facilities will bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China. The facilities will be used for general working capital purposes and may include the cash collateralization of certain bank payment guarantees provided by Bank of China Ltd. in connection with the acquisition of the assets of Huayi in 2006.

The Company provided a guaranty, dated July 30, 2007, securing the payment of all obligations made under the credit facilities and providing a cross-default to the Company’s existing Credit Agreement, dated as of May 9, 2005, as amended to date.

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

Our Casting Products business manufactured grey and ductile iron castings. This business was sold on April 30, 2007.

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

During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. As of June 30, 2007, the accrued warranty reserve associated with the composites business was $1.4 million, which represents the low end of the range of potential loss for products under warranty based on the level of claims processed to date. Composites LLC has calculated the potential range of loss to be between $1.4 million and approximately $13.8 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC records adjustments to the warranty obligation to reflect the minimum amount of the potential range of loss.

All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in our condensed consolidated financial statements.

International Sales

During the first six months of 2007 and 2006, approximately 61% and 59%, respectively, of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the Securities and Exchange Commission (SEC) on March 13, 2007. There have been no material changes to these critical accounting policies since fiscal year-end 2006 that warrant further disclosure, except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.”

Adoption of FIN 48 - Effective December 31, 2006, we adopted FIN 48. FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $0.7 million increasing our liability for unrecognized tax benefits to $3.4 million and reducing the December 31, 2006 balance of retained earnings.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, the associated interest and penalties have also been recognized.

Industry and Business Outlook

    Our products are primarily sold to the global pulp and paper industry. The paper industry in North America and Europe has been in a prolonged down cycle for the past several years and has undergone important structural changes during that time. In contrast, the paper industry in China has experienced strong growth over the last several years. The performance of paper producers in North America and Europe has been generally improving over the past year. However, paper producers in those regions continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. As the financial performance of paper companies has improved, they have increased their capital and operating spending, which has had a positive effect on paper company suppliers, such as our Company. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) increasing our use of low-cost manufacturing bases in China and Mexico, (ii) increasing aftermarket sales in China, and (iii) penetrating new markets outside the paper industry. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

In the last several years, China has become a significant market for our stock-preparation equipment. A large percentage of the world’s increases in paper production capacity are in China. Consequently, competition is intense and there is increasing pricing pressure, particularly for large systems. To capitalize on this growing market, we have begun manufacturing certain of our accessory products in our China facilities and have started sourcing the manufacture of our principal water management products in China in 2007. Currently, our stock-preparation revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times, our customers in China have experienced delays in obtaining financing for their

KADANT INC.

Overview (continued)

capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are generally reflected in a slowdown in financing approvals in China’s banking system. These delays in receiving financing could delay our recognizing revenue on these projects to periods later than originally anticipated. We plan to use Kadant Jining as a base for increasing our aftermarket business, which we believe will be more predictable.

Our 2007 guidance reflects expected revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation. For the third quarter of 2007, we expect to earn between $.37 and $.39 per diluted share, on revenues of $90 to $92 million. For the full year, including the $.02 loss per diluted share on the sale of the Casting Products business, we expect to earn between $1.49 and $1.59 per diluted share, on revenues of $360 to $370 million.

Results of Operations

Second Quarter 2007 Compared With Second Quarter 2006

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2007 and 2006. The results of operations for the fiscal quarter ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	June 30,	July 1,
	2007	2006

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	62	63
Selling, general, and administrative expenses	26	25
Research and development expenses	2	2
	90	90

Operating Income	10	10

Interest Income	1	-
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	10	9
Provision for Income Taxes	3	3

Income from Continuing Operations	7	6
Loss from Discontinued Operation	(1)	-
Net Income	6%	6%

 Revenues

Revenues decreased to $89.1 million in the second quarter of 2007 from $89.6 million in the second quarter of 2006, a decrease of $0.5 million, or 1%. Revenues in the second quarter of 2007 include a $2.7 million increase from the favorable effects of currency translation and a $1.9 million increase from stock-preparation equipment sales in North America due to an increase in capital sales. Offsetting these increases was a $1.7 million decrease, excluding the effect of currency translation, in stock-preparation equipment sales in China compared to near record sales in the second quarter of 2006, a $1.7 million decrease, excluding the effect of currency translation, in stock-preparation sales in Europe due to weaker demand and the timing of large orders, and a $1.6 million decrease from our Fiber-based Products and Casting Products businesses, the latter of which we sold in April 2007.

KADANT INC.

Results of Operations (continued)

Revenues for the second quarters of 2007 and 2006 from our Papermaking Systems segment and our other businesses are as follows:

	Three Months Ended
	June 30,	July 1,
(In thousands)	2007	2006

Revenues:
Papermaking Systems	$86,609	$85,427
Other Businesses	2,498	4,140
	$89,107	$89,567

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $86.6 million in the second quarter of 2007 from $85.4 million in the second quarter of 2006, an increase of $1.2 million, or 1%. Revenues in 2007 include a $2.7 million increase from the favorable effects of currency translation, a $1.9 million increase in stock-preparation equipment sales in North America due to an increase in capital sales, and a $0.9 million increase, excluding the effect of currency translation, from Kadant Jining, acquired in June 2006. Offsetting these increases was a $2.7 million decrease, excluding the effect of currency translation, in stock-preparation sales in China, excluding Kadant Jining, compared to near record sales in the second quarter of 2006 and a $1.7 million decrease, excluding the effect of currency translation, in stock-preparation sales in Europe primarily due to weaker demand and the timing of large orders.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2007 and 2006, and the changes in revenues by product line between the second quarters of 2007 and 2006, excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	June 30, 2007	July 1, 2006	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$40.3	$40.9	$(0.6)	$(1.6)
Fluid-Handling	21.3	20.0	1.3	0.4
Accessories	15.9	14.4	1.5	0.9
Water-Management	8.5	9.5	(1.0)	(1.2)
Other	0.6	0.6	-	-
	$86.6	$85.4	$1.2	$(1.5)

    Revenues from the segment’s stock-preparation equipment product line decreased $0.6 million, or 2%, in the second quarter of 2007 compared to the second quarter of 2006, including a $1.0 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment product line decreased $1.6 million due to a $1.7 million, or 8%, decrease in sales in China in the second quarter of 2007 compared to near record sales in the second quarter of 2006. Also contributing to the decrease was a $1.7 million, or 22%, decrease in sales in Europe due primarily to a decrease in sales of capital products. Offsetting these decreases was a $1.9 million, or 16%, increase in sales in our North American-based business due to an increase in capital sales.

KADANT INC.

Results of Operations (continued)

Revenues from the segment’s fluid-handling product line increased $1.3 million, or 7%, in the second quarter of 2007 compared to the second quarter of 2006, including a $0.9 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $0.4 million, or 2%, primarily due to stronger demand for our products in Canada, the U.S., and China, offset in part by a decrease in sales in Latin America.

Revenues from the segment’s accessories product line increased $1.5 million, or 10%, in the second quarter of 2007 compared to the second quarter of 2006, including a $0.6 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line increased $0.9 million, or 6%, primarily due to an increase in sales in North America from stronger demand.

Revenues from the segment’s water-management product line decreased $1.0 million, or 10%, in the second quarter of 2007 compared to the second quarter of 2006, including a $0.2 million increase from the favorable effect of currency translation, due primarily to a decrease in capital sales in North America.

Other Businesses. Revenues from the Fiber-based Products business decreased $0.8 million, or 27%, to $2.2 million in the second quarter of 2007 from $3.0 million in the second quarter of 2006 due to weaker sales of Biodac™, our line of biodegradable granular products, from increased competition. Revenues from our Casting Products business decreased $0.8 million, or 75%, to $0.3 million in the second quarter of 2007 from $1.1 million in the second quarter of 2006 due to the sale of this business in April 2007.

Gross Profit Margin

    Gross profit margins for the second quarters of 2007 and 2006 are as follows:

	Three Months Ended
	June 30,	July 1,
	2007	2006

Gross Profit Margin:
Papermaking Systems	38%	37%
Other	34	31
	38%	37%

Gross profit margin was 38% and 37% in the second quarters of 2007 and 2006, respectively. The gross profit margin at the Papermaking Systems segment increased to 38% in the second quarter of 2007 from 37% in the second quarter of 2006. This increase was primarily due to higher margins in our capital products and, to a lesser extent, to a favorable product mix compared to last year. The gross profit margin at our other businesses increased to 34% in the second quarter of 2007 from 31% in the second quarter of 2006 due primarily to a higher gross profit margin at our Casting Products business partially offset by lower gross margins in the Fiber-based Products business.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 26% and 25% in the second quarters of 2007 and 2006, respectively. Selling, general, and administrative expenses increased $0.6 million, or 3%, to $23.1 million in the second quarter of 2007 from $22.5 million in the second quarter of 2006 primarily due to a $0.7 million increase from the unfavorable effect of foreign currency translation.

Research and development expenses were $1.5 million in both the second quarters of 2007 and 2006 and represented 2% of revenues in both periods.

KADANT INC.

Results of Operations (continued)

Loss on Sale of Subsidiary

On April 30, 2007, our Specialty Castings Inc. subsidiary sold its Casting Products business for $0.4 million, resulting in a pre-tax loss of $0.4 million on the sale.

Interest Income

Interest income was $0.3 million in both the second quarters of 2007 and 2006.

Interest Expense

Interest expense was $0.8 million in both the second quarters of 2007 and 2006.

Provision for Income Taxes

Our effective tax rate was 31% in both the second quarters of 2007 and 2006.

Income from Continuing Operations

Income from continuing operations increased to $5.9 million in the second quarter of 2007 from $5.6 million in the second quarter of 2006, an increase of $0.3 million, or 6%. The increase in the 2007 period was primarily due to an increase in operating income of $0.4 million (see Revenues and Gross Profit Margin discussed above), offset in part by an increase of $0.2 million in the provision for income taxes.

Loss from Discontinued Operation

Loss from discontinued operation increased to $1.0 million in the second quarter of 2007 from $0.6 million in the second quarter of 2006 due primarily to a $0.7 million pre-tax increase in warranty costs.

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

KADANT INC.

Results of Operations (continued)

First Six Months 2007 Compared With First Six Months 2006

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first six months of 2007 and 2006. The results of operations for the first six months of 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	June 30,	July 1,
	2007	2006

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	63	63
Selling, general, and administrative expenses	26	27
Research and development expenses	2	2
	91	92

Operating Income	9	8

Interest Income	1	1
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	9	8
Provision for Income Taxes	3	3

Income from Continuing Operations	6	5
Loss from Discontinued Operation	(1)	-
Net Income	5%	5%

Revenues

Revenues increased to $177.3 million in the first six months of 2007 from $165.2 million in the first six months of 2006, an increase of $12.1 million, or 7%. Revenues in the first six months of 2007 include a $5.4 million increase in stock-preparation equipment sales in North America primarily due to higher percentage-of-completion revenues derived from several large systems orders, a $5.1 million increase from the favorable effects of currency translation, and a $3.7 million increase, excluding the effects of currency translation, from Kadant Jining, acquired in June 2006. Partially offsetting these increases was a $1.4 million decrease in revenues from our Fiber-based Products business due to increased competition and a $0.6 million decrease in revenues from our Casting Products business, which we sold in April 2007.

Revenues for the first six months of 2007 and 2006 from our Papermaking Systems segment and our other businesses are as follows:

	Six Months Ended
	June 30,	July 1,
(In thousands)	2007	2006

Revenues:
Papermaking Systems	$170,643	$156,500
Other Businesses	6,705	8,658
	$177,348	$165,158

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $170.6 million in the first six months of 2007 from $156.5 million in the first six months of 2006, an increase of $14.1 million, or 9%. Revenues in 2007 include a $5.4 million increase in stock-preparation equipment sales in North America primarily due to higher percentage-of-completion revenues derived from several large systems orders, a $5.1 million increase from the favorable effects of currency translation, and a $3.7 million increase, excluding the effects of currency translation, from Kadant Jining, acquired in June 2006.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2007 and 2006, and the changes in revenues by product line between the first six months of 2007 and 2006, excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods.

	Six Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	June 30, 2007	July 1, 2006	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$80.2	$71.8	$8.4	$6.6
Fluid-Handling	41.4	39.0	2.4	0.7
Accessories	31.4	28.5	2.9	1.7
Water-Management	16.5	16.0	0.5	0.1
Other	1.1	1.2	(0.1)	(0.1)
	$170.6	$156.5	$14.1	$9.0

    Revenues from the segment’s stock-preparation equipment product line increased $8.4 million, or 12%, in the first six months of 2007 compared to the first six months of 2006, including a $1.8 million increase from the favorable effect of currency translation. Excluding the effect of currency translation revenues from the segment’s stock-preparation equipment line increased $6.6 million, or 9%, due primarily to a $5.4 million, or 22%, increase in capital equipment sales in North America due to higher percentage-of-completion revenues derived from several large systems orders and a $3.7 million increase from Kadant Jining, acquired in June 2006. Partially offsetting these increases was a $1.8 million decrease in sales in Europe due primarily to a decrease in sales of capital products.

Revenues from the segment’s fluid-handling product line increased $2.4 million, or 6%, in the first six months of 2007 compared to the first six months of 2006, including a $1.7 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $0.7 million, or 2%, due to stronger demand for our products in China and Canada, offset in part by a decrease in sales in Latin America.

Revenues from the segment’s accessories product line increased $2.9 million, or 10%, in the first six months of 2007 compared to the first six months of 2006, including a $1.2 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line increased $1.7 million, or 6%, due primarily to a $2.3 million increase in sales in North America related primarily to stronger demand for capital equipment.

Revenues from the segment’s water-management product line increased $0.5 million, or 3%, in the first six months of 2007 compared to the first six months of 2006, including a $0.4 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line increased $0.1 million, or 1%.

Other Businesses. Revenues from the Fiber-based Products business decreased $1.4 million, or 21%, to $5.2 million in the first six months of 2007 from $6.6 million in the first six months of 2006 due to weaker sales of Biodac™, our line of biodegradable

KADANT INC.

Results of Operations (continued)

granular products, from increased competition. Revenues from our Casting Products business decreased $0.6 million, or 27%, to $1.5 million in the first six months of 2007 from $2.1 million in the first six months of 2006 due primarily to the sale of this business in April 2007.

Gross Profit Margin

Gross profit margins for the first six months of 2007 and 2006 are as follows:

	Six Months Ended
	June 30,	July 1,
	2007	2006

Gross Profit Margin:
Papermaking Systems	38%	38%
Other	34	30
	38%	37%

Gross profit margin was 38% and 37% in the first six months of 2007 and 2006, respectively. The gross profit margin at the Papermaking Systems segment was 38% in the first six months of 2007 and 2006. The gross profit margin at our other businesses increased to 34% in the first six months of 2007 from 30% in the first six months of 2006 due primarily to a higher gross profit margin at our Casting Products business.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 26% and 27% in the first six months of 2007 and 2006, respectively. Selling, general, and administrative expenses increased $2.0 million, or 4%, to $46.6 million in the first six months of 2007 from $44.6 million in the first six months of 2006. This increase included a $1.4 million increase from the unfavorable effect of foreign currency translation and a $0.8 million increase in selling, general, and administrative expenses from Kadant Jining, acquired in June 2006.

Unrecognized compensation expense related to unvested restricted share/unit awards totaled approximately $4.7 million as of June 30, 2007 and is expected to be recognized over a weighted average period of 3 years.

Research and development expenses increased $0.1 million to $3.2 million in the first six months of 2007 compared to $3.0 million in the first six months of 2006 and represented 2% of revenues in both periods.

Loss on Sale of Subsidiary

On April 30, 2007, our Specialty Castings Inc. subsidiary sold its Casting Products business for $0.4 million, resulting in a pre-tax loss of $0.4 million on the sale.

Interest Income

Interest income increased to $0.7 million in the first six months of 2007 compared to $0.5 million in the first six months of 2006 due primarily to higher prevailing interest rates.

Interest Expense

Interest expense was $1.6 million in both the first six months of 2007 and 2006.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our effective tax rate was 31% and 32% in the first six months of 2007 and 2006, respectively. The 1% decrease in our effective tax rate in 2007 was primarily due to a greater portion of our operating profits occurring in lower tax jurisdictions in 2007 compared to 2006.

Income from Continuing Operations

Income from continuing operations increased to $10.6 million in the first six months of 2007 from $8.4 million in the first six months of 2006, an increase of $2.2 million, or 27%. The increase in the 2007 period was primarily due to an increase in operating income of $3.0 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above), offset in part by an increase of $0.9 million in the provision for income taxes.

Loss from Discontinued Operation

Loss from discontinued operation increased to $1.4 million in the first six months of 2007 from $0.7 million in the first six months of 2006 due primarily to a $1.2 million pre-tax increase in warranty costs.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $87.3 million at June 30, 2007, compared with $80.5 million at December 30, 2006. Included in working capital are cash and cash equivalents of $40.3 million at June 30, 2007, compared with $39.6 million at December 30, 2006. At June 30, 2007, $34.2 million of cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2007

Our operating activities provided cash of $2.7 million in the first six months of 2007, including $3.8 million provided by our continuing operations and $1.1 million used by the discontinued operation. The cash provided by our continuing operations in the first six months of 2007 was primarily due to income from continuing operations of $10.6 million, a non-cash charge of $3.6 million for depreciation and amortization expense, and an increase in accounts payable of $3.0 million. These sources of cash were offset in part by an increase in unbilled contract costs and fees of $7.7 million and an increase in inventories of $3.8 million. The increase in unbilled contract costs and fees and inventories was primarily due to the timing of contracts recognized under the percentage-of-completion method of accounting. The $1.1 million used in our discontinued operation was related primarily to the payment of $1.9 million in warranty claims in the first six months of 2007.

Our investing activities used cash of $2.2 million in the first six months of 2007, including $2.9 million used by our continuing operations and $0.7 million provided by our discontinued operation. We used cash in our continuing operations of $1.7 million to purchase property, plant, and equipment. We also used cash in our continuing operations as consideration in acquisitions, including $0.9 million associated with the Kadant Johnson acquisition and $0.6 million associated with the Kadant Jining acquisition. These uses of cash were offset in part by cash received of $0.3 million associated with the sale of our Casting Products business. The discontinued operation received $0.7 million in cash related to funds released from escrow as certain indemnification obligations were satisfied.

Our financing activities used cash of $1.8 million in the first six months of 2007 related entirely to our continuing operations. We used cash of $5.2 million to repurchase our common stock on the open market, and $3.9 million for principal payments on our debt obligations. These uses of cash were largely offset by $5.4 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options and $1.9 million of related tax benefits.

 First Six Months of 2006

Our operating activities used cash of $3.8 million in the first six months of 2006, including $0.3 million used by continuing operations and $3.5 million used by the discontinued operation. The cash used by operating activities in the first six months of

KADANT INC.

Liquidity and Capital Resources (continued)

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

Our investing activities used cash of $2.4 million in the first six months of 2006, including $6.6 million used by continuing operations and $4.2 million provided by the discontinued operation. We used cash of $5.6 million in our continuing operations to complete the purchase of certain fixed assets as part of the Kadant Jining acquisition. We also used $1.1 million in our continuing operations to purchase property, plant, and equipment. The cash provided by the discontinued operation of $4.2 million relates to the reduction of restricted cash of $3.4 million held in escrow to satisfy warranty claims and the cash proceeds of $0.8 million received in the first quarter of 2006 from the Buyer of the assets of Composites LLC for post-closing adjustments.

Our financing activities provided cash of $7.2 million in the first six months of 2006 related entirely to our continuing operations. We received $10.0 million in proceeds from a commercial real estate loan entered into in May 2006 and $5.0 million in loan proceeds in June 2006 associated with the Kadant Jining acquisition. In addition, we received $4.3 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options. We used cash of $12.3 million in the first six months of 2006 for principal payments on our term loan. We also paid $0.6 million to the sellers of Kadant Johnson associated with the first installment due for additional consideration related to anticipated tax benefits.

Additional Liquidity and Capital Resources

We completed our acquisition of Kadant Johnson on May 11, 2005 for approximately $114.0 million, of which $101.5 million was paid in cash at closing, $1.6 million was paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4.8 million was paid for acquisition-related costs, and $6.1 million we expect to pay in annual installments through 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize. In both 2006 and 2007, we paid $0.9 million of this additional consideration. The remaining balance, of which $0.9 million is included in other current liabilities and $3.4 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next three years as follows: $0.9 million in each of 2008 and 2009 and $2.5 million in 2010. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (Credit Agreement) effective as of May 9, 2005, as subsequently amended, in the aggregate principal amount of up to $95 million, including a $35 million revolver. The Credit Agreement includes a $60 million term loan (Term Loan), which is repayable in quarterly installments over a five-year period. The remaining principal amount outstanding at June 30, 2007 is $35.3 million and is to be repaid each year as follows: $5.0 million, $11.4 million, $12.6 million and $6.3 million in 2007, 2008, 2009, and 2010, respectively.

The amount we are able to borrow under the revolving line of credit is the total borrowing capacity less any outstanding letters of credit and multi-currency borrowings issued under the Credit Agreement. As of June 30, 2007, there were no outstanding borrowings under the revolving line of credit and we had $14.4 million of borrowing capacity.

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

KADANT INC.

Liquidity and Capital Resources (continued)

In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances, including when we make a material acquisition, pay dividends, or repurchase our stock. We are also required to comply with a minimum consolidated fixed charge coverage ratio of 1.5. In addition to the financial covenants, we are also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of June 30, 2007, we were in compliance with these covenants. On May 9, 2007, we entered into a fourth amendment to our Credit Agreement to eliminate one of the restrictions on the payment of dividends and repurchases of our common stock, which was limited to $15 million plus 50% of net income earned after May 9, 2005.

The loans under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by a pledge of 65% of the stock of our first-tier foreign subsidiaries and our subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

We entered into swap agreements in 2005 and 2006 to convert a portion of our outstanding debt from floating to fixed rates of interest. As of June 30, 2007, $34.8 million, or 69%, of our outstanding debt was hedged through interest rate swap agreements. The swap agreements have the same terms and quarterly payment dates as the corresponding debt and reduce proportionately in line with the amortization of the debt.

On July 30, 2007, our Kadant Jining subsidiary entered into a short-term credit facility that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $5.9 million at current exchange rates, and our Kadant Yanzhou subsidiary entered into a short-term credit facility that would allow Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.0 million at current exchange rates. Both credit facilities have a term of 364 days. Borrowings made under the facilities will bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China. The facilities will be used for general working capital purposes and may include the cash collateralization of certain bank payment guarantees provided by Bank of China Ltd. in connection with the acquisition of the assets of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) in 2006. We have provided a guaranty, dated July 30, 2007, securing the payment of all obligations made under these credit facilities and providing a cross-default to our existing Credit Agreement, dated as of May 9, 2005, as amended to date.

On June 2, 2006, our Kadant Jining subsidiary assumed responsibility for the operation of Huayi, and, by September 30, 2006, acquired the assets of Huayi including cash, inventory, machinery, equipment, and buildings for approximately $21.2 million, net of assumed liabilities of $2.3 million. Of the total consideration, $17.3 million was paid in cash, including $1.0 million for acquisition-related costs. To finance a portion of the acquisition, on June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or $5.1 million, under a 47-month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%. Of the remaining purchase obligation totaling $3.8 million, $1.0 million has been paid to date and the remaining $2.8 million will be paid through January 2008 as certain obligations are satisfied, through a combination of cash and borrowings in China.

On May 3, 2006, our board of directors authorized the repurchase of up to $15.0 million of our equity securities during the period from May 18, 2006 through May 18, 2007. We purchased 508,500 shares for $12.4 million under this authorization. On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases under the May 2007 authorization may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of June 30, 2007, no purchases had been made under the May 2007 authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through June 30, 2007, we have not provided for U.S. income taxes on approximately $68.1 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.7 million.

KADANT INC.

Liquidity and Capital Resources (continued)

On October 21, 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying condensed consolidated financial statements. As part of the transaction, Composites LLC retained the warranty obligation associated with products manufactured prior to the sale date. At June 30, 2007, the warranty reserve for the composites business was $1.4 million. Our liquidity and consolidated results will continue to be impacted by future cash payments for warranty claims and any adjustments to this warranty obligation. Adjustments to our results for these items will continue to be classified within the results for the discontinued operation in our condensed consolidated financial statements.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $4.9 million during the remainder of 2007 for property, plant, and equipment.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy the remaining purchase obligation for the Kadant Jining and Kadant Johnson acquisitions, debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our Credit Agreement, cash proceeds from additional borrowings we anticipate entering into in China to complete the Kadant Jining acquisition, and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

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

Item 4 - Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)      Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In 2006, we experienced a significant increase in revenues from China and acquired manufacturing facilities in Jining and Yanzhou, China. Through our acquisition of Kadant Johnson in May 2005, we also have a manufacturing operation in Wuxi, China. We have begun manufacturing accessory products at our Chinese facilities for the Chinese market in 2007. During the first six months of 2007 and 2006, approximately $38.7 million, or 22%, and $33.2 million, or 20%, respectively, of our revenues were from customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled prior to the receipt of a letter of credit covering the remaining balance of the contract.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.
During the first six months of 2007 and 2006, approximately 61% and 59%, respectively, of our sales were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including in China, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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
In 2005, we entered into a Credit Agreement, as subsequently amended, consisting of a $60 million five-year term loan and a $35 million revolver, and borrowed $60 million to fund the acquisition of Kadant Johnson under the term loan. We have also borrowed additional amounts to fund other acquisitions and grow our business, and may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, $34.8 million, or 69%, of our outstanding floating rate debt as of June 30, 2007 was hedged through interest rate swap agreements.
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

KADANT INC.

The total liabilities associated with the discontinued operation are expected to exceed the total  assets of the discontinued operation by the end of 2007.
On October 21, 2005, Composites LLC sold its composites business, but retained the warranty obligation associated with products manufactured prior to the sale date. All future activity associated with this warranty obligation will be classified in the results of the discontinued operation in our condensed consolidated financial statements. The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. Our consolidated results will continue to be negatively impacted by these warranty obligations. The assets and liabilities of the discontinued operation are held in our Composites LLC subsidiary. If Composites LLC continues to experience the same level of warranty claims, we expect that the total liabilities of Composites LLC will exceed the total assets of Composites LLC by the end of 2007.  In addition, it is expected that Composites LLC will not have sufficient cash to satisfy all warranty claims.
During the third quarter of 2006, Composites LLC concluded that the highly subjective nature of the assumptions used in estimating the warranty obligation were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, we are required under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss as the warranty obligation in our consolidated results. The warranty obligation as of June 30, 2007 represents the low end of the estimated range of warranty reserve required based on the level of claims processed to date. The total potential warranty cost ranges from $1.4 million to approximately $13.8 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Going forward, adjustments to the warranty obligation will be recorded to reflect the minimum amount of the potential range of loss for products under warranty which will adversely affect our consolidated results.

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
In the past few years, we have undertaken various restructuring measures in response to changing market conditions in the paper industry. For example, in 2004 we incurred costs of approximately $9.2 million in connection with the restructuring of our subsidiary in France and in 2006 implemented a restructuring plan in our Papermaking Systems segment. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our financial operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

KADANT INC.

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
Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:
-	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104,
-	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
-	failure of a customer, particularly in China, to comply with an order’s contractual obligations,
-	adverse changes in demand for and market acceptance of our products,
-	competitive pressures resulting in lower sales prices of our products,
-	adverse changes in the pulp and paper industry,
-	delays or problems in our introduction of new products,
-	delays or problems in the manufacture of our products,
-	our competitors’ announcements of new products, services, or technological innovations,
   -      contractual liabilities incurred by us related to guarantees of our product performance,
-	increased costs of raw materials or supplies, including the cost of energy,
-	changes in the timing of product orders, and
-	fluctuations in our effective tax rate.

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

KADANT INC.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the second quarter of 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
4/1/07 - 4/30/07	-	-	-	$2,633,980
5/1/07 - 5/31/07	-	-	-	$20,000,000
6/1/07 - 6/30/07	-	-	-	$20,000,000
Total:	-	-	-

(1)
On May 3, 2006, our board of directors approved the repurchase by us of up to $15 million of our equity securities during the period from May 18, 2006 through May 18, 2007. Under this authorization, we repurchased 508,500 shares of our common stock for $12.4 million.

(2)
On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of June 30, 2007, no purchases had been made under this authorization.

Item 4 - Submission of Matters to a Vote of Security Holders

On May 24, 2007, at the annual meeting of shareholders, the shareholders re-elected one incumbent director. Mr. William A. Rainville was elected to the class of directors whose three-year term expires at Kadant's annual meeting of shareholders in 2010. Mr. Rainville received 12,077,323 shares voted in favor of his election and 938,096 shares voted against.

At the annual meeting, stockholders also approved a proposal to adopt our cash incentive plan. The plan received 12,209,301 shares voted in favor of adoption, 623,876 shares voted against and 182,244 shares abstained. There were no broker non-votes.

Item 6 - Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August, 2007.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1 *	Form of Performance-Based Restricted Stock Unit Award Agreement dated May 24, 2007 between the Company and its executive officers.

10.2	Short-Term Advised Credit Line Facility Agreement dated as of July 30, 2007 between Kadant Jining Light Machinery Co., Ltd. and JPMorgan Chase Bank, N.A., Shanghai Branch.

10.3	Short-Term Advised Credit Line Facility Agreement dated as of July 30, 2007 between Kadant Pulp and Paper Equipment (Yanzhou) Co., Ltd. and JPMorgan Chase Bank, N.A., Shanghai Branch.

10.4	Guaranty Agreement dated July 30, 2007 between Kadant Inc. and JPMorgan Chase Bank, N.A., Shanghai Branch.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.