Form 10-Q
period 2007-09-29
KADANT INC
filed 2007-11-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.01 par value	14,254,652

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

                       KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	September 29,	December 30,
(In thousands)	2007	2006

Current Assets:
Cash and cash equivalents	$40,428	$39,634
Accounts receivable, less allowances of $2,762 and $2,623	60,016	49,963
Unbilled contract costs and fees	35,265	24,087
Inventories (Note 5)	46,595	41,679
Other current assets	11,193	8,575
Assets of discontinued operation (Note 14)	1,173	4,461
Total Current Assets	194,670	168,399

Property, Plant, and Equipment, at Cost	102,981	97,995
Less: accumulated depreciation and amortization	62,242	57,056
	40,739	40,939

Other Assets	46,229	46,669

Goodwill	140,569	137,078

Total Assets	$422,207	$393,085

The accompanying notes are an integral part of these condensed consolidated financial statements

            KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	September 29,	December 30,
(In thousands, except share amounts)	2007	2006

Current Liabilities:
Current maturities of long-term obligations (Note 7)	$11,348	$9,330
Accounts payable	34,933	32,934
Accrued payroll and employee benefits	15,706	15,685
Customer deposits	10,758	8,688
Other current liabilities	25,737	19,761
Liabilities of discontinued operation (Note 14)	2,435	1,459
Total Current Liabilities	100,917	87,857

Other Long-Term Liabilities	19,671	21,594

Long-Term Obligations (Note 7)	36,285	44,652

Minority Interest	1,340	1,017

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520 shares issued	146	146
Capital in excess of par value	92,176	93,002
Retained earnings	167,432	153,147
Treasury stock at cost, 424,773 and 616,737 shares	(10,134)	(14,401)
Accumulated other comprehensive items (Note 2)	14,374	6,071
	263,994	237,965

Total Liabilities and Shareholders’ Investment	$422,207	$393,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 29,	September 30,
(In thousands, except per share amounts)	2007	2006

Revenues	$92,695	$90,586

Costs and Operating Expenses:
Cost of revenues	57,357	58,366
Selling, general, and administrative expenses	24,004	21,536
Research and development expenses	1,430	1,429

	82,791	81,331

Operating Income	9,904	9,255

Interest Income	340	233
Interest Expense	(759)	(881)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	9,485	8,607
Provision for Income Taxes	2,376	2,693
Minority Interest Expense	96	90

Income from Continuing Operations	7,013	5,824
Loss from Discontinued Operation (net of income tax benefit of $743 and $35) (Note 14)	(1,232)	(183)

Net Income	$5,781	$5,641

Basic Earnings per Share (Note 3):
Continuing Operations	$.49	$.42
Discontinued Operation	(.08)	(.02)
Net Income	$.41	$.40

Diluted Earnings per Share (Note 3):
Continuing Operations	$.49	$.41
Discontinued Operation	(.09)	(.01)
Net Income	$.40	$.40

Weighted Average Shares (Note 3):
Basic	14,174	13,946

Diluted	14,319	14,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In thousands, except per share amounts)	2007	2006

Revenues	$270,043	$255,744

Costs and Operating Expenses:
Cost of revenues	168,015	162,187
Selling, general, and administrative expenses	70,587	66,155
Research and development expenses	4,590	4,470
Loss on sale of subsidiary (Note 4)	388	–
Restructuring costs	–	138

	243,580	232,950

Operating Income	26,463	22,794

Interest Income	1,033	743
Interest Expense	(2,354)	(2,479)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	25,142	21,058
Provision for Income Taxes	7,271	6,677
Minority Interest Expense	231	195

Income from Continuing Operations	17,640	14,186
Loss from Discontinued Operation (net of income tax benefit of $1,595 and $528) (Note 14)	(2,646)	(924)

Net Income	$14,994	$13,262

Basic Earnings per Share (Note 3):
Continuing Operations	$1.25	$1.03
Discontinued Operation	(.18)	(.06)
Net Income	$1.07	$.97

Diluted Earnings per Share (Note 3):
Continuing Operations	$1.24	$1.01
Discontinued Operation	(.19)	(.07)
Net Income	$1.05	$.94

Weighted Average Shares (Note 3):
Basic	14,064	13,743

Diluted	14,245	14,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2007	2006

Operating Activities:
Net income	$14,994	$13,262
Loss from discontinued operation (Note 14)	2,646	924
Income from continuing operations	17,640	14,186
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,475	5,614
Stock-based compensation expense	1,170	869
Loss on sale of subsidiary	388	–
Provision for losses on accounts receivable	129	362
Minority interest expense	231	195
Other, net	(1,333)	(1,104)
Changes in current accounts, net of effects of acquisitions and disposition:
Accounts receivable	(8,191)	(5,826)
Unbilled contract costs and fees	(11,016)	(18,799)
Inventories	(3,570)	(3,323)
Other current assets	(1,643)	(1,125)
Accounts payable	961	18,247
Other current liabilities	7,437	(5,543)
Net cash provided by continuing operations	7,678	3,753
Net cash used in discontinued operation	(1,630)	(4,682)
Net cash provided by (used in) operating activities	6,048	(929)

Investing Activities:
Purchases of property, plant, and equipment	(3,001)	(2,550)
Acquisitions and disposition, net	(2,867)	(11,894)
Proceeds from sale of property, plant, and equipment	134	258
Other, net	(123)	(136)
Net cash used in continuing operations	(5,857)	(14,322)
Net cash provided by discontinued operation	660	4,207
Net cash used in investing activities	(5,197)	(10,115)

Financing Activities:
Repayments of short- and long-term obligations	(6,557)	(15,225)
Proceeds from issuances of Company common stock	5,521	7,392
Purchases of Company common stock	(5,185)	(3,114)
Proceeds from issuance of short- and long-term obligations	–	15,072
Excess tax benefits from stock option exercises	1,963	1,911
Payment of debt issuance costs	(25)	(186)
Net cash (used in) provided by continuing operations	(4,283)	5,850
Net cash (used in) provided by discontinued operation	–	–
Net cash (used in) provided by financing activities	(4,283)	5,850

Exchange Rate Effect on Cash	1,638	1,570

Change in Cash from Discontinued Operation	2,588	1,891

Increase (Decrease) in Cash and Cash Equivalents	794	(1,733)
Cash and Cash Equivalents at Beginning of Period	39,634	40,822
Cash and Cash Equivalents at End of Period	$40,428	$39,089

Non-cash Financing Activities:
Issuance of restricted stock	$348	$478

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at September 29, 2007, and its results of operations for the three-and nine-month periods ended September 29, 2007 and September 30, 2006 and cash flows for the nine-month periods ended September 29, 2007 and September 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Net Income	$5,781	$5,641	$14,994	$13,262
Other Comprehensive Items:
Foreign Currency Translation Adjustments	4,741	1,590	8,528	4,806
Deferred (Loss) Gain on Hedging Instruments, net (net of income tax of $90 and $7 in the three and nine months ended September 29, 2007, respectively, and $154 and $301 in the three and nine months ended September 30, 2006, respectively)	(66)	(456)	84	(236)
Unrecognized Prior Service Loss (net of income tax of $74 and $222 in the three and nine months ended September 29, 2007, respectively)	(111)	–	(333)	–
Deferred Gain on Pension and Other Post-Retirement Plans (net of income tax of $9 and $16 in the three and nine months ended September 29, 2007, respectively)	14	–	24	–
	4,578	1,134	8,303	4,570

Comprehensive Income	$10,359	$6,775	$23,297	$17,832

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.         Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Income from Continuing Operations	$7,013	$5,824	$17,640	$14,186
Loss from Discontinued Operation	(1,232)	(183)	(2,646)	(924)

Net Income	$5,781	$5,641	$14,994	$13,262

Basic Weighted Average Shares	14,174	13,946	14,064	13,743
Effect of stock options, restricted stock awards, and employee stock purchase plan	145	270	181	295
Diluted Weighted Average Shares	14,319	14,216	14,245	14,038

Basic Earnings per Share:
Continuing Operations	$.49	$.42	$1.25	$1.03
Discontinued Operation	(.08)	(.02)	(.18)	(.06)
Net Income	$.41	$.40	$1.07	$.97

Diluted Earnings per Share:
Continuing Operations	$.49	$.41	$1.24	$1.01
Discontinued Operation	(.09)	(.01)	(.19)	(.07)
Net Income	$.40	$.40	$1.05	$.94

Options to purchase approximately 51,700 and 74,100 shares of common stock for the third quarters of 2007 and 2006, respectively, and 59,200 and 129,900 shares of common stock for the first nine months of 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common stock and the effect of their inclusion would have been anti-dilutive.

4.         Acquisition and Disposition

Acquisition
On June 2, 2006, the Company’s subsidiary, Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), and, by September 30, 2006, acquired substantially all of the assets of Huayi including cash, inventory, machinery, equipment, and buildings for $21,153,000, net of assumed liabilities of $2,253,000 related primarily to acquired customer deposits (Kadant Jining acquisition). Of the total consideration, $17,331,000 was paid in cash, including $1,032,000 for acquisition-related costs. To finance a portion of the purchase price, Kadant Jining borrowed 40 million Chinese renminbi, originally translated at $5,072,000. Of the remaining purchase obligation totaling $3,822,000, $2,403,000 has been paid as of September 29, 2007 and the remaining $1,419,000, which is included in other current liabilities in the accompanying condensed consolidated balance sheet, is due on certain dates through January 2008 if certain post-closing and indemnification obligations are satisfied. The Company expects to fund the remaining purchase obligation through a combination of cash and borrowings in China. Pursuant to the asset purchase agreement, Kadant Jining issued bank payment guarantees associated with the remaining purchase obligation, which may be drawn upon by the sellers through January 2008 if certain obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China.

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.         Acquisition and Disposition (continued)

Disposition
On April 30, 2007, the Company’s Kadant Johnson Holdings Inc. (formerly Specialty Castings Inc.) subsidiary sold substantially all the assets of its Casting Products business for $390,000, consisting of $250,000 received in cash and a $140,000 note receivable. The note receivable bears interest at a rate of 8% annually and is to be repaid by the buyer on a monthly basis over a 5-year period, commencing on January 1, 2008. The Company recorded a pre-tax loss of $388,000 ($233,000 after-tax, or $.02 per diluted share) on the sale in the second quarter of 2007.

5.         Inventories

The components of inventories are as follows:

	September 29,	December 30,
(In thousands)	2007	2006
Raw Materials and Supplies	$24,307	$22,418
Work in Process	9,494	9,916
Finished Goods (includes $2,006 and $624 at customer locations)	12,794	9,345
	$46,595	$41,679

6.         Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on December 31, 2006. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $709,000, increasing its liability for unrecognized tax benefits and reducing the December 31, 2006 balance of retained earnings. At December 31, 2006, the Company had $3,364,000 of unrecognized tax benefits, of which $1,536,000, if recognized, would affect the effective tax rate and the remaining $1,828,000, if recognized, would not affect the annual effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2006, the Company had accrued $652,000 and $490,000 for the potential payment of interest and penalties, respectively. As of September 29, 2007, the Company has reduced the unrecognized tax benefit by approximately $560,000, of which $437,000 was a reduction in goodwill and did not affect the annual effective tax rate, as the result of the expiration of statutes of limitation and settlements reached with various taxing authorities. Accordingly, total accrued interest and penalties were reduced by $44,000 and $8,000, respectively. The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

As of December 31, 2006, the Company was subject to U.S. Federal income tax examinations for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return and for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years 2001 through 2006. In addition, the Company was subject to state and local income tax examinations for the tax years 2002 through 2006. During the third quarter of 2007, the Company’s state and local income tax statute of limitations closed for the 2002 tax year and the U.S. federal income tax statute of limitations closed for the 2003 tax year.

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.         Long-Term Obligations and Other Financial Instruments

Long-term Obligations
Long-term obligations are as follows:

	September 29,	December 30,
(In thousands)	2007	2006

Variable Rate Term Loan, due from 2007 to 2010	$32,801	$39,108
Variable Rate Term Loan, due from 2007 to 2016	9,500	9,750
Variable Rate Term Loan, due 2010	5,332	5,124
Total Long-Term Obligations	47,633	53,982
Less: Current Maturities	(11,348)	(9,330)
Long-Term Obligations, less Current Maturities	$36,285	$44,652

The weighted average interest rate for long-term obligations was 5.58% as of September 29, 2007.

Term Loan and Revolving Credit Facility
To fund a portion of the purchase price for the acquisition of Kadant Johnson Inc. (Kadant Johnson) in May 2005, the Company entered into a term loan and revolving credit facility (the Credit Agreement) effective May 9, 2005 in the aggregate principal amount of up to $95,000,000, including a $35,000,000 revolver. The Credit Agreement is among the Company, as Borrower; the Foreign Subsidiary Borrowers from time to time parties thereto; the several banks and other financial institutions or entities from time to time parties thereto; and JPMorgan Chase Bank, N.A., as Administrative Agent. On May 11, 2005, the Company borrowed $60,000,000 under the term loan facility, which is repayable in quarterly installments over a five-year period. The outstanding balance as of September 29, 2007 is $32,801,000.

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

Commercial Real Estate Loan
On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (Loan) from Citizens Bank of Massachusetts. The Loan is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. The outstanding balance as of September 29, 2007 is $9,500,000.

Kadant Jining Loan and Credit Facilities
On June 6, 2006, Kadant Jining borrowed 40,000,000  Chinese renminbi, or approximately $5,332,000 as of September 29, 2007, under a 47-month interest-only loan with Bank of China Limited.

On July 30, 2007, Kadant Jining entered into a short-term credit facility with JPMorgan Chase Bank, N.A., Shanghai Branch, that would allow it to borrow up to an aggregate principal amount of 45,000,000 Chinese renminbi, or approximately $6,000,000 as of September 29, 2007, and the Company’s subsidiary, Kadant Pulp & Paper Equipment (Yanzhou) Co. Ltd. (Kadant Yanzhou) entered into a short-term credit facility with JPMorgan Chase Bank, N.A., Shanghai Branch, that would allow it to borrow up to an aggregate principal amount of 15,000,000 Chinese renminbi, or approximately $2,000,000 as of September 29, 2007. Both credit facilities have a term of 364 days. Borrowings made under these facilities will bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China. The facilities will be used for general working capital purposes and may include the cash collateralization of certain bank payment guarantees provided by Bank of China Limited in connection with the 2006 acquisition of the assets of Huayi. The Company provided a guaranty, dated July 30, 2007, securing the payment of all obligations made under these credit facilities and providing a cross-default to the Company’s existing Credit Agreement. As of September 29, 2007, there were no outstanding borrowings under these credit facilities.

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.         Long-Term Obligations and Other Financial Instruments (continued)

Financial Instruments
The Company entered into swap agreements in 2005 and 2006 to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. As of September 29, 2007, $32,900,000, or 69%, of the Company’s outstanding debt was hedged through interest rate swap agreements. The swap agreements have the same terms and quarterly payment dates as the corresponding debt, and reduce proportionately in line with the amortization of the debt. The swap agreements have been designated as cash flow hedges and are carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of September 29, 2007, the net unrealized loss associated with the swap agreements was $181,000, consisting of a $170,000 unrealized gain included in other assets and a $351,000 unrealized loss included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the swap agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

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

The changes in the carrying amount of the Company’s product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006
Balance at Beginning of Period	$3,124	$3,298	$3,164	$2,836
Provision charged to income	1,296	300	2,716	1,333
Usage	(1,176)	(339)	(2,680)	(998)
Currency translation	84	13	128	101
Balance at End of Period	$3,328	$3,272	$3,328	$3,272

See Note 14 for warranty information related to the discontinued operation.

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Severance and Other

2004 Restructuring Plan
Balance at December 30, 2006	$365
Usage	(196)
Currency Translation	28
Balance at September 29, 2007	$197

2006 Restructuring Plan
Balance at December 30, 2006	$606
Usage	(188)
Currency Translation	82
Balance at September 29, 2007	$500

The specific restructuring measures and associated estimated costs are based on the Company’s best judgments under prevailing circumstances. The cash payments related to the Kadant Lamort restructuring initiated at the end of 2004 will extend through the remainder of 2007 due to the lengthy restructuring and legal process in France. For the remaining restructuring activity, the Company anticipates that all actions will be completed within a 12-month period.

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.     Business Segment Information

The Company has combined its operating entities into one reportable operating segment, Papermaking Systems, and two separate product lines that are reported in Other, Fiber-based Products and Casting Products, the latter of which was sold on April 30, 2007. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Revenues:
Papermaking Systems	$91,093	$88,101	$261,736	$244,601
Other (a)	1,602	2,485	8,307	11,143
	$92,695	$90,586	$270,043	$255,744

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems	$13,492	$11,651	$35,300	$29,418
Corporate and Other (a) (b)	(3,588)	(2,396)	(8,837)	(6,624)
Total Operating Income	9,904	9,255	26,463	22,794
Interest Expense, Net	(419)	(648)	(1,321)	(1,736)
	$9,485	$8,607	$25,142	$21,058

Capital Expenditures:
Papermaking Systems	$1,244	$1,339	$2,865	$2,314
Corporate and Other (a)	33	105	136	236
	$1,277	$1,444	$3,001	$2,550

(a) “Other” includes the results from the Fiber-based Products business and the Casting Products business, the latter of which was sold on April 30, 2007.
           (b)      Corporate primarily includes general and administrative expenses.

11.     Stock-Based Compensation

Stock Options - There were no stock options granted in the first nine months of 2007 or 2006.

    Restricted Stock - The Company grants restricted shares to its outside directors. For 2006 and prior periods, the restricted shares vested immediately, but were restricted from resale for three years from the date of award. On February 27, 2007, the Company granted an aggregate of 20,000 restricted shares to its outside directors with an aggregate value of $464,000, which vest at a rate of 5,000 shares per quarter on the last day of each quarter. The vesting for these restricted shares would accelerate upon a change in control of the Company, as defined in the Company’s equity incentive plans. As of September 29, 2007, there was $116,000 of total unrecognized compensation cost related to these unvested awards, which will be recognized in the fourth quarter of 2007 as the shares vest. On February 27, 2007, the Company also granted an aggregate of 40,000 restricted shares with an aggregate value of $928,000 to its outside directors, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s equity incentive plans. These restricted shares are forfeited if a change in control does not occur by the end of the first quarter of 2008.

Performance-Based Restricted Stock Units - On May 24, 2007, the Company granted 104,000 restricted stock units (RSU) (the target RSU amount) with a grant date fair value of $28.21 per share to certain officers of the Company. Each RSU represents

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.     Stock-Based Compensation (continued)

the right to receive one share of the Company’s common stock upon vesting. The RSUs will cliff vest in their entirety on the last day of the Company’s 2009 fiscal year, provided that certain performance requirements are met and the officer remains employed by the Company through the vesting date. The target RSU amount is subject to adjustment based on the achievement of certain performance requirements. The performance-based element of the RSU requires the Company to meet specified EBITDA targets generated from continuing operations for the nine-month period ended December 29, 2007. If the Company’s actual EBITDA for the period is between 80% and 125% of the EBITDA target, the officer would receive between 50% and 150% of the target RSU amount. If actual EBITDA is below 80% of target EBITDA for the period, all RSUs will be forfeited. The Company is recognizing compensation expense associated with these RSUs ratably over the vesting period based on the grant date fair value. Through the third quarter of 2007, the Company recognized compensation expense based on the probable number of RSUs to be granted, which was 125% of the target RSU amount. In the fourth quarter of 2007, if the actual EBITDA for the nine-month period ended December 29, 2007 is between 80% and 125% of the EBITDA target, compensation expense recognized to date will be adjusted to reflect the actual number of RSUs to be issued. If the actual EBITDA is below 80% of the target EBITDA, previously recognized compensation expense will be reversed in the fourth quarter of 2007.

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

Unrecognized compensation expense related to the unvested performance-based restricted stock units totaled approximately $3,175,000 as of September 29, 2007 and will be recognized over 2.3 years.

Time-Based Restricted Stock Units - On May 24, 2007, the Company granted 61,550 RSUs (Time-Based RSU) with a grant date fair value of $28.21 per share to certain employees of the Company. Each Time-Based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Time-Based RSUs will cliff vest in their entirety on May 24, 2011, provided the recipient remains employed with the Company through the vesting date. The Time-Based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability or a change in control of the Company. The Company is recognizing compensation expense associated with these Time-Based RSUs ratably over the vesting period based on the grant date fair value. Unrecognized compensation expense related to the Time-Based RSUs totaled approximately $1,584,000 as of September 29, 2007 and will be recognized over 3.7 years.

            A summary of the status of the Company’s unvested restricted share/unit awards for the nine months ended September 29, 2007 is as follows:
Unvested Restricted Share/Unit Awards	Shares/Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 30, 2006	–	–
Granted (based on 125% of the target RSU amount for performance-based RSUs)	252	$27.02
Vested	(15)	$23.20
Forfeited / Expired	–	–
Unvested at September 29, 2007	237	$27.26

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

The components of the net periodic benefit cost for the pension benefits and other benefits plans in the three-and nine-month periods ended September 29, 2007 and September 30, 2006 are as follows:

	Three Months Ended
(In thousands)	September 29, 2007		September 30, 2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$205	$26	$188	$42
Interest cost	280	58	262	75
Expected return on plan assets	(360)	–	(353)	–
Recognized net actuarial loss	9	7	15	6
Amortization of prior service cost (income)	13	(198)	11	(106)
Net periodic benefit cost (income)	$147	$(107)	$123	$17

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	5.45%	5.75%	4.65%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.     Employee Benefit Plans (continued)

	Nine Months Ended
(In thousands)	September 29, 2007		September 30, 2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$614	$77	$564	$160
Interest cost	840	172	786	257
Expected return on plan assets	(1,081)	–	(1,060)	–
Recognized net actuarial loss	27	22	45	22
Amortization of prior service cost (income)	41	(592)	35	(134)
Net periodic benefit cost (income)	$441	$(321)	$370	$305

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	5.45%	5.75%	5.20%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

Kadant Web Systems’ expects to make a fourth quarter contribution of $200,000 to the noncontributory defined benefit retirement plan. For the remaining pension and post-retirement welfare benefit plans, no cash contributions, other than to fund current benefit payments, are expected in 2007.

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings in the first quarter of 2008. The Company is currently analyzing the effect that SFAS 159 may have on its consolidated financial statements.

14.       Discontinued Operation

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (the Buyer) for approximately $11,913,000 in cash and the assumption of $658,000 of liabilities, resulting in a cumulative loss on sale of $84,000. Composites LLC retained the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. As of September 29, 2007, the liabilities of the discontinued operation exceeded its assets and it no longer had funds to administer its warranty program or to pay or process warranty claims. On September 30, 2007, the discontinued operation ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.       Discontinued Operation (continued)

Operating results for the discontinued operation included in the accompanying condensed consolidated statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006
Operating Loss	$(1,986)	$(286)	$(4,315)	$(1,717)
Interest Income	11	68	74	265
Loss Before Income Tax Benefit (including $130 loss on disposal in the first nine months of 2006)	(1,975)	(218)	(4,241)	(1,452)
Income Tax Benefit	743	35	1,595	528
Loss From Discontinued Operation	$(1,232)	$(183)	$(2,646)	$(924)

The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

	September 29,	December 30,
(In thousands)	2007	2006

Cash and cash equivalents	$9	$2,597
Restricted cash	–	660
Other accounts receivable	322	340
Current deferred tax asset	454	454
Other assets	388	410

Total Assets	1,173	4,461

Accrued warranty costs	2,145	1,135
Other current liabilities	290	324

Total Liabilities	2,435	1,459

Net (Liabilities) Assets	$(1,262)	$3,002

Under the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

Through the second quarter of 2006, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that contributed to variances between actual and expected claim rates.

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of

                  KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.       Discontinued Operation (continued)

the potential range of loss. As of September 29, 2007, the accrued warranty costs associated with the composites business were $2,145,000, which represent the low end of the estimated range of potential loss for products under warranty based on the level of claims received through the end of the third quarter of 2007. Composites LLC has calculated the total potential range of loss to be between $2,145,000 and approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on additional claims received.

A summary of the changes in accrued warranty costs in the nine months ended September 29, 2007 and September 30, 2006 are as follows:

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2007	2006
Balance at Beginning of Period	$1,135	$5,276
Provision	3,914	969
Usage	(2,904)	(3,971)
Balance at End of Period	$2,145	$2,274

                  KADANT INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Company Background

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and also a manufacturer of granules made from papermaking byproducts. Our continuing operations consist of one reportable operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines reported in Other Businesses, which include Fiber-based Products and Casting Products through its sale in April 2007. In classifying operational entities into a particular segment, we considered how our management assesses performance and makes operating decisions, and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. In addition, included in the discontinued operation in the accompanying condensed consolidated financial statements is a composite building products business, which was sold on October 21, 2005.

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

                  KADANT INC.

Overview (continued)

Other Businesses

Our other businesses include our Fiber-based Products business and prior to its sale on April 30, 2007, our Casting Products business.

Our Fiber-based Products business produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Our Casting Products business manufactured grey and ductile iron castings. This business was sold on April 30, 2007.

Discontinued Operation

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. for approximately $11.9 million in cash and the assumption of $0.7 million of liabilities, resulting in a cumulative loss on sale of $0.1 million. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

Through the second quarter of 2006, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that contributed to variances between actual and expected claim rates.

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS No. 5, “Accounting for Contingencies” to record the minimum amount of the potential range of loss. As of September 29, 2007, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the range of potential loss for products under warranty based on the level of claims received through the end of the third quarter of 2007. Composites LLC has calculated the potential range of loss to be between $2.1 million and approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on additional claims received.

Composites LLC retained the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it had used all of the cash proceeds from the sale, was unable to pay or process warranty claims, and ceased doing business.

International Sales

During the first nine months of 2007 and 2006, approximately 61% and 63%, respectively, of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the Securities and Exchange Commission (SEC) on March 13, 2007. There have been no material changes to these critical accounting policies since fiscal year-end 2006 that warrant further disclosure, except for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”

Adoption of FIN 48 - Effective December 31, 2006, we adopted FIN 48. FIN 48 provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $0.7 million, increasing our liability for unrecognized tax benefits to $3.4 million and reducing the December 31, 2006 balance of retained earnings.

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The paper industry in North America and Europe has been in a prolonged down cycle for the past several years and has undergone important structural changes during that time. In contrast, the paper industry in Asia has experienced strong growth over the last several years. The performance of paper producers in North America and Europe has been generally improving over the past year. However, paper producers in those regions continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. As the financial performance of paper companies has improved, they have increased their capital and operating spending, which has had a positive effect on paper company suppliers, such as our Company. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: (i) increasing our use of low-cost manufacturing bases in China and Mexico, (ii) increasing aftermarket sales in China, and  (iii) penetrating new markets outside the paper industry. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

In the last several years, China has become a significant market for our stock-preparation equipment. A large percentage of the world’s increases in paper production capacity are in China. Consequently, competition is intense and there is increasing pricing pressure, particularly for large systems. Currently, our stock-preparation revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control

                  KADANT INC.

Overview (continued)

economic growth, which are generally reflected in a slowdown in financing approvals in China’s banking system. These delays in receiving financing could delay our recognizing revenue on these projects to periods later than originally anticipated. We intend to increase the manufacturing of our stock-preparation equipment in China. We currently use our Kadant Jining facility to manufacture components of our stock-preparation equipment. In addition, we intend to use our Kadant Jining facility as a base for increasing our stock-preparation aftermarket business, which we believe will be more predictable than the revenue derived from large capital orders.

To capitalize on the growing Chinese market, in 2007, we began manufacturing certain of our accessory products in our Chinese facilities and have started sourcing and manufacturing our principal water management products in China.

Our 2007 guidance reflects expected revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation. For the fourth quarter of 2007, we expect to earn between $.42 and $.45 per diluted share, on revenues of $94 to $96 million. For the full year, including the $.02 loss per diluted share on the sale of the Casting Products business in April 2007, we expect to earn between $1.66 and $1.69 per diluted share, revised from our previous estimate of $1.49 to $1.59. We now expect 2007 revenues of $364 to $366 million, revised from our previous estimate of $360 to $370 million.

Results of Operations

Third Quarter 2007 Compared With Third Quarter 2006

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2007 and 2006. The results of operations for the fiscal quarter ended September 29, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	September 29,	September 30,
	2007	2006

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	62	64
Selling, general, and administrative expenses	26	24
Research and development expenses	1	2
	89	90

Operating Income	11	10

Interest Income	–	–
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	10	9
Provision for Income Taxes	2	3

Income from Continuing Operations	8	6
Loss from Discontinued Operation	(2)	–
Net Income	6%	6%

Revenues

Revenues increased to $92.7 million in the third quarter of 2007 from $90.6 million in the third quarter of 2006, an increase of $2.1 million, or 2%. Revenues in the third quarter of 2007 include a $3.0 million increase from the favorable effects of currency translation and a $1.0 million decrease resulting from the sale of our Casting Products business in April 2007.

                  KADANT INC.

Results of Operations (continued)

Revenues for the third quarters of 2007 and 2006 from our Papermaking Systems segment and our other businesses are as follows:

	Three Months Ended
	September 29,	September 30,
(In thousands)	2007	2006

Revenues:
Papermaking Systems	$91,093	$88,101
Other Businesses	1,602	2,485
	$92,695	$90,586

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $91.1 million in the third quarter of 2007 from $88.1 million in the third quarter of 2006, an increase of $3.0 million, or 3%. Revenues in 2007 include a $3.0 million increase from the favorable effects of currency translation, a $4.0 million increase from stock-preparation equipment sales in North America due to higher capital equipment sales and a $2.0 million increase, excluding the favorable effect of currency translation, from our fluid-handling product line, due to increased sales in its three largest markets. Offsetting these increases, excluding the favorable effects of currency translation, was a $3.2 million decrease in stock-preparation equipment sales in China compared to record sales in the third quarter of 2006, and a $2.0 million decrease from our water managementproduct line due to a decrease in capital sales.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the third quarters of 2007 and 2006, and the changes in revenues by product line between the third quarters of 2007 and 2006, excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	September 29, 2007	September 30, 2006	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$41.7	$41.4	$0.3	$(0.6)
Fluid-Handling	25.1	21.9	3.2	2.0
Accessories	16.7	15.3	1.4	0.7
Water-Management	7.0	8.8	(1.8)	(2.0)
Other	0.6	0.7	(0.1)	(0.1)
	$91.1	$88.1	$3.0	$0.0

Revenues from the segment’s stock-preparation equipment product line increased $0.3 million, or 1%, in the third quarter of 2007 compared to the third quarter of 2006, including a $0.9 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment product line decreased $0.6 million due to a $3.2 million, or 15%, decrease in sales in China in the third quarter of 2007 compared to record sales in the third quarter of 2006. Also contributing to the decrease was a $1.5 million, or 16%, decrease in sales in Europe due primarily to the timing of a number of capital projects. These decreases were partially offset by a $4.0 million, or 38%, increase in sales in our North American-based business due to higher capital equipment sales.

                  KADANT INC.

Results of Operations (continued)

Revenues from the segment’s fluid-handling product line increased $3.2 million, or 15%, in the third quarter of 2007 compared to the third quarter of 2006, including a $1.2 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $2.0 million, or 9%, primarily due to stronger demand for our products in Europe, the U.S., and China as customers purchased energy efficient products in response to higher energy prices. These increases were partially offset by a decrease in sales in Canada and Latin America.

Revenues from the segment’s accessories product line increased $1.4 million, or 9%, in the third quarter of 2007 compared to the third quarter of 2006, including a $0.7 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line increased $0.7 million, or 5%, primarily due to an increase in sales in North America related to higher capital and parts revenues.

Revenues from the segment’s water-management product line decreased $1.8 million, or 21%, in the third quarter of 2007 compared to the third quarter of 2006, including a $0.2 million increase from the favorable effect of currency translation, due primarily to a decrease in capital sales in North America and Europe.

Other Businesses. Revenues from our Casting Products business decreased $1.0 million in the third quarter of 2007 compared to the third quarter of 2006 due to the sale of this business in April 2007. Revenues from the Fiber-based Products business increased $0.1 million, or 9%, to $1.6 million in the third quarter of 2007 from $1.5 million in the third quarter of 2006.

Gross Profit Margin

Gross profit margins for the third quarters of 2007 and 2006 are as follows:

	Three Months Ended
	September 29,	September 30,
	2007	2006

Gross Profit Margin:
Papermaking Systems	38%	36%
Other	23	27
	38%	36%

Gross profit margin was 38% and 36% in the third quarters of 2007 and 2006, respectively. The gross profit margin at the Papermaking Systems segment increased to 38% in the third quarter of 2007 from 36% in the third quarter of 2006. This increase was primarily due to higher margins in our capital and aftermarket products and, to a lesser extent, to a favorable product mix compared to last year. The gross profit margin at our other businesses decreased to 23% in the third quarter of 2007 from 27% in the third quarter of 2006 due primarily to lower gross margins in the Fiber-based Products business resulting from increased competition and the higher cost of natural gas.

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 26% and 24% in the third quarters of 2007 and 2006, respectively. Selling, general, and administrative expenses increased $2.5 million, or 11%, to $24.0 million in the third quarter of 2007 from $21.5 million in the third quarter of 2006. This increase included a $0.8 million increase from the unfavorable effect of foreign currency translation and a $0.5 million increase associated with compensation expense related to restricted stock units granted to employees in May 2007.

Research and development expenses were $1.4 million in both the third quarters of 2007 and 2006 and represented 1% and 2% of revenues, respectively.

                  KADANT INC.

Results of Operations (continued)

Interest Income

Interest income was $0.3 million and $0.2 million in the third quarters of 2007 and 2006, respectively.

Interest Expense

Interest expense was $0.8 million and $0.9 million in the third quarters of 2007 and 2006, respectively.

Provision for Income Taxes

Our effective tax rate was 25% and 31% in the third quarters of 2007 and 2006, respectively. The 6% decrease in our effective tax rate in the third quarter of 2007 was due to a 3% benefit from the reduction in our recurring rate for 2007 from 31% to 30% and a 3% non-recurring tax benefit resulting from the finalization of the 2006 domestic tax return and a reduction in tax reserves.

Income from Continuing Operations

Income from continuing operations increased to $7.0 million in the third quarter of 2007 from $5.8 million in the third quarter of 2006, an increase of $1.2 million, or 20%. The increase in the 2007 period was primarily due to an increase in operating income of $0.6 million (see Revenues and Gross Profit Margin discussed above) and a decrease of $0.3 million in the provision for income taxes (see Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from discontinued operation increased to $1.2 million in the third quarter of 2007 from $0.2 million in the third quarter of 2006 due primarily to a $1.7 million pre-tax increase in warranty costs.

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings in the first quarter of 2008. We are currently analyzing the effect that SFAS 159 may have on our consolidated financial statements.

                  KADANT INC.

Results of Operations (continued)

First Nine Months 2007 Compared With First Nine Months 2006

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first nine months of 2007 and 2006. The results of operations for the first nine months of 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	62	63
Selling, general, and administrative expenses	26	26
Research and development expenses	2	2
	90	91

Operating Income	10	9

Interest Income	–	–
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	9	8
Provision for Income Taxes	2	2

Income from Continuing Operations	7	6
Loss from Discontinued Operation	(1)	(1)
Net Income	6%	5%

Revenues

Revenues increased to $270.0 million in the first nine months of 2007 from $255.7 million in the first nine months of 2006, an increase of $14.3 million, or 6%. Revenues in the first nine months of 2007 include a $9.0 million increase, excluding the favorable effects of currency translation, from our Papermaking Systems segment and an $8.1 million increase from the favorable effects of currency translation, offset in part by a $1.6 million decrease in our Casting Products business due to its sale in April 2007 and a $1.3 million decrease in revenues from our Fiber-based Products business due to increased competition.

Revenues for the first nine months of 2007 and 2006 from our Papermaking Systems segment and our other businesses are as follows:

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2007	2006

Revenues:
Papermaking Systems	$261,736	$244,601
Other Businesses	8,307	11,143
	$270,043	$255,744

                  KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $261.7 million in the first nine months of 2007 from $244.6 million in the first nine months of 2006, an increase of $17.1 million, or 7%. Revenues in the first nine months of 2007 include an $8.1 million increase from the favorable effects of currency translation. Excluding the favorable effects of currency translation, revenues in the first nine months of 2007 included a $9.5 million increase in stock-preparation equipment sales in North America primarily due to higher capital equipment sales derived from several large systems orders, a $2.8 million increase in accessories sales in North America, and a $2.7 million increase from our fluid handling business. These increases were partially offset by a $3.3 million decrease, excluding the favorable effects of currency translation, from our stock-preparation business in Europe and a $2.0 million decrease in water management sales in North America.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first nine months of 2007 and 2006, and the changes in revenues by product line between the first nine months of 2007 and 2006, excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods.

	Nine Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	September 29, 2007	September 30, 2006	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$122.0	$113.2	$8.8	$6.0
Fluid-Handling	66.5	60.9	5.6	2.7
Accessories	48.0	43.8	4.2	2.3
Water-Management	23.5	24.8	(1.3)	(1.8)
Other	1.7	1.9	(0.2)	(0.2)
	$261.7	$244.6	$17.1	$9.0

Revenues from the segment’s stock-preparation equipment product line increased $8.8 million, or 8%, in the first nine months of 2007 compared to the first nine months of 2006, including a $2.8 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment line increased $6.0 million, or 5%, due primarily to an increase of $9.5 million, or 27%, in stock-preparation equipment sales in North America primarily due to higher capital equipment sales derived from several large systems orders. These increases were partially offset by a $3.3 million, or 13%, decrease in revenues from our stock-preparation business in Europe.

Revenues from the segment’s fluid-handling product line increased $5.6 million, or 9%, in the first nine months of 2007 compared to the first nine months of 2006, including a $2.9 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $2.7 million, or 4%, due to stronger demand for our products in Europe, China, and the U.S., offset in part by a decrease in sales in Latin America.

Revenues from the segment’s accessories product line increased $4.2 million, or 10%, in the first nine months of 2007 compared to the first nine months of 2006, including a $1.9 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line increased $2.3 million, or 5%, due primarily to a $2.8 million increase in sales in North America.

                  KADANT INC.

Results of Operations (continued)

Revenues from the segment’s water-management product line decreased $1.3 million, or 5%, in the first nine months of 2007 compared to the first nine months of 2006, including a $0.5 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line decreased $1.8 million, or 7%, due to weaker capital sales.

Other Businesses. Revenues from our Casting Products business decreased $1.5 million, or 52%, to $1.5 million in the first nine months of 2007 from $3.0 million in the first nine months of 2006 due to the sale of this business in April 2007. Revenues from the Fiber-based Products business decreased $1.3 million, or 16%, to $6.8 million in the first nine months of 2007 from $8.1 million in the first nine months of 2006 due to weaker sales of Biodac™, our line of biodegradable granular products, due to increased competition.

Gross Profit Margin

Gross profit margins for the first nine months of 2007 and 2006 are as follows:

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Gross Profit Margin:
Papermaking Systems	38%	37%
Other	32	29
	38%	37%

Gross profit margin was 38% and 37% in the first nine months of 2007 and 2006, respectively. The gross profit margin at the Papermaking Systems segment increased to 38% in the first nine months of 2007 from 37% in the first nine months of 2006. This increase was primarily due to higher margins in our aftermarket and capital products. The gross profit margin at our other businesses increased to 32% in the first nine months of 2007 from 29% in the first nine months of 2006 due to higher margins in our Casting Products business offset in part by lower gross profit margins in the Fiber-based Products business.

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 26% in both the first nine months of 2007 and 2006. Selling, general, and administrative expenses increased $4.4 million, or 7%, to $70.6 million in the first nine months of 2007 from $66.2 million in the first nine months of 2006. This increase included a $2.2 million increase from the unfavorable effect of foreign currency translation and a $0.6 million increase in compensation expense associated with restricted stock units granted to employees in May 2007.

Unrecognized compensation expense related to unvested restricted share/unit awards totaled approximately $4.9 million as of September 29, 2007, of which $3.2 million will be recognized over 2.3 years, $1.6 million will be recognized over 3.7 years, and $0.1 million will be recognized in the fourth quarter of 2007.

Research and development expenses increased $0.1 million to $4.6 million in the first nine months of 2007 compared to $4.5 million in the first nine months of 2006 and represented 2% of revenues in both periods.

Loss on Sale of Subsidiary

On April 30, 2007, our Kadant Johnson Holdings Inc. (formerly Specialty Castings Inc.) subsidiary sold its Casting Products business for $0.4 million, resulting in a pre-tax loss of $0.4 million on the sale.

Interest Income

    Interest income increased to $1.0 million in the first nine months of 2007 compared to $0.7 million in the first nine months of 2006 due primarily to higher prevailing interest rates.

KADANT INC.

Results of Operations (continued)

Interest Expense

Interest expense decreased to $2.4 million in the first nine months of 2007 compared to $2.5 million in the first nine months of 2006.

Provision for Income Taxes

Our effective tax rate was 29% and 32% in the first nine months of 2007 and 2006, respectively. The 3% decrease in our effective tax rate in 2007 was primarily due to a 2% benefit from the reduction in our recurring rate for 2007 from 32.5% to 30% and a 1% non-recurring tax benefit resulting from the finalization of the 2006 domestic tax return and a reduction in tax reserves.

Income from Continuing Operations

Income from continuing operations increased to $17.6 million in the first nine months of 2007 from $14.2 million in the first nine months of 2006, an increase of $3.4 million, or 24%. The increase in the 2007 period was primarily due to an increase in operating income of $3.7 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

Loss from Discontinued Operation

Loss from discontinued operation increased to $2.6 million in the first nine months of 2007 from $0.9 million in the first nine months of 2006 due primarily to a $2.9 million pre-tax increase in warranty costs.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $93.8 million at September 29, 2007, compared with $80.5 million at December 30, 2006. Included in working capital are cash and cash equivalents of $40.4 million at September 29, 2007, compared with $39.6 million at December 30, 2006. At September 29, 2007, $38.9 million of cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2007

Our operating activities provided cash of $6.0 million in the first nine months of 2007, including $7.6 million provided by our continuing operations and $1.6 million used by the discontinued operation. The cash provided by our continuing operations in the first nine months of 2007 was primarily due to income from continuing operations of $17.6 million, a non-cash charge of $5.5 million for depreciation and amortization expense, and an increase in other current liabilities of $7.4 million. These sources of cash were offset in part by an increase in unbilled contract costs and fees of $11.0 million, an increase in accounts receivable of $8.2 million and an increase in inventories of $3.6 million. The increases in unbilled contract costs and fees, accounts receivable and inventories were primarily due to the timing of large capital equipment contracts and the related payments. The $1.6 million used in our discontinued operation was related primarily to the payment of $2.9 million in warranty claims in the first nine months of 2007.

Our investing activities used cash of $5.2 million in the first nine months of 2007, including $5.9 million used by our continuing operations and $0.7 million provided by our discontinued operation. We used cash in our continuing operations of $3.0 million to purchase property, plant, and equipment. We also used cash in our continuing operations as consideration in acquisitions, including $2.2 million associated with the Kadant Jining acquisition and $0.9 million associated with the Kadant Johnson acquisition. These uses of cash were offset in part by cash received of $0.3 million associated with the sale of our Casting Products business. The discontinued operation received $0.7 million in cash related to funds released from escrow as certain indemnification obligations were satisfied.

Our financing activities used cash of $4.3 million in the first nine months of 2007 related entirely to our continuing operations. We used cash of $6.6 million for principal payments on our debt obligations and $5.2 million to repurchase our common stock on the open market. These uses of cash were offset in part by $5.5 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options and $2.0 million of related tax benefits.

                  KADANT INC.

Liquidity and Capital Resources (continued)

First Nine Months of 2006

Our operating activities used cash of $0.9 million in the first nine months of 2006, including $3.8 million provided by continuing operations and $4.7 million used by the discontinued operation. The cash provided by operating activities in the first nine months of 2006 was primarily due to an increase in accounts payable of $18.2 million, income from continuing operations of $14.2 million, and a non-cash charge of $5.6 million for depreciation and amortization expense. Offsetting these sources of cash in the first nine months of 2006 was an increase in unbilled contract costs and fees of $18.8 million, an increase in accounts receivable of $5.8 million, and an increase in inventories of $3.3 million. These increases were primarily associated with an increase in revenues in our stock-preparation equipment product line. An additional $5.5 million of cash was used in the first nine months of 2006 due to a reduction of other current liabilities. The reduction of other current liabilities was due primarily to a decrease of $7.0 million in billings in excess of contract costs and fees due to the timing of contracts recognized under the percentage-of-completion method and a decrease of $4.7 million in accrued restructuring costs due to payments made in the first nine months of 2006, offset by an increase in other current liabilities of $6.2 million. The $4.7 million of cash used by the discontinued operation was primarily related to the payment of $4.0 million for warranty claims.

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

Additional Liquidity and Capital Resources

We completed our acquisition of Kadant Johnson on May 11, 2005 for approximately $114.0 million, of which $101.5 million was paid in cash at closing, $1.6 million was paid in the fourth quarter of 2006 in settlement of post-closing adjustments, $4.8 million was paid for acquisition-related costs, and $6.1 million we expect to pay in annual installments through 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize. In both 2006 and 2007, we paid $0.9 million of this additional consideration. The remaining balance, of which $0.9 million is included in other current liabilities and $3.4 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is due over the next three years as follows: $0.9 million in each of 2008 and 2009 and $2.5 million in 2010. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (Credit Agreement) effective as of May 9, 2005, as subsequently amended, in the aggregate principal amount of up to $95 million, including a $35 million revolver. The Credit Agreement includes a $60 million term loan (Term Loan), which is repayable in quarterly installments over a five-year period. The remaining principal amount outstanding at September 29, 2007 is $32.8 million and is to be repaid each year as follows: $2.5 million, $11.4 million, $12.6 million and $6.3 million in 2007, 2008, 2009, and 2010, respectively.

The amount we are able to borrow under the revolving line of credit is the total borrowing capacity less any outstanding letters of credit and multi-currency borrowings issued under the Credit Agreement. As of September 29, 2007, there were no outstanding borrowings under the revolving line of credit and we had $15.1 million of borrowing capacity.

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

                  KADANT INC.

Liquidity and Capital Resources (continued)

In addition, the Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.0, which is lowered to 2.5 in certain circumstances, including when we make a material acquisition, pay dividends, or repurchase our stock. We are also required to comply with a minimum consolidated fixed charge coverage ratio of 1.5. In addition to the financial covenants, we are also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of September 29, 2007, we were in compliance with these covenants. On May 9, 2007, we entered into a fourth amendment to our Credit Agreement to eliminate one of the restrictions on the payment of dividends and repurchases of our common stock, which was limited to $15 million plus 50% of net income earned after May 9, 2005.

The loans under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by a pledge of 65% of the stock of our first-tier foreign subsidiaries and our subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

We entered into swap agreements in 2005 and 2006 to convert a portion of our outstanding debt from floating to fixed rates of interest. As of September 29, 2007, $32.9 million, or 69%, of our outstanding debt was hedged through interest rate swap agreements. The swap agreements have the same terms and quarterly payment dates as the corresponding debt and reduce proportionately in line with the amortization of the debt.

On July 30, 2007, our Kadant Jining subsidiary entered into a short-term credit facility with JPMorgan Chase Bank, N.A., Shanghai Branch, that would allow it to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.0 million as of September 29, 2007, and our Kadant Yanzhou subsidiary entered into a short-term credit facility with JPMorgan Chase Bank, N.A., Shanghai Branch, that would allow it to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.0 million as of September 29, 2007. Both credit facilities have a term of 364 days. Borrowings made under the facilities will bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China. The facilities will be used for general working capital purposes and may include the cash collateralization of certain bank payment guarantees provided by Bank of China Limited in connection with the acquisition of the assets of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) in 2006. We have provided a guaranty, dated July 30, 2007, securing the payment of all obligations made under these credit facilities and providing a cross-default to our existing Credit Agreement. As of September 29, 2007, there were no outstanding borrowings under these credit facilities.

On June 2, 2006, our Kadant Jining subsidiary assumed responsibility for the operation of Huayi, and, by September 30, 2006, acquired the assets of Huayi including cash, inventory, machinery, equipment, and buildings for approximately $21.2 million, net of assumed liabilities of $2.3 million. Of the total consideration, $17.3 million was paid in cash, including $1.0 million for acquisition-related costs. To finance a portion of the acquisition, on June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or $5.1 million, under a 47-month interest-only loan with Bank of China Limited. Interest on this loan accrues and is payable quarterly in arrears based on the interest rate published by Bank of China Limited for a loan of the same term less 10%. Of the remaining purchase obligation totaling $3.8 million, $2.4 million has been paid to date and the remaining $1.4 million will be paid on certain dates through January 2008 if certain obligations are satisfied, through a combination of cash and borrowings in China.

On May 3, 2006, our board of directors authorized the repurchase of up to $15.0 million of our equity securities during the period from May 18, 2006 through May 18, 2007. We purchased 508,500 shares for $12.4 million under this authorization. On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases under the May 2007 authorization may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of September 29, 2007, no purchases had been made under the May 2007 authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through September 29, 2007, we have not provided for U.S. income

                  KADANT INC.

Liquidity and Capital Resources (continued)

taxes on approximately $72.7 million of unremitted foreign earnings. We believe that any U.S. tax liability due upon remittance of such earnings would be immaterial due to the availability of U.S. foreign tax credits generated from such remittance. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.8 million.

On October 21, 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. At September 29, 2007, the accrued warranty costs for Composites LLC were $2.1 million. On September 30, 2007, Composites LLC announced that it had used all of the cash proceeds from the asset sale, was unable to pay or process warranty claims, and ceased doing business.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $3.0 million during the remainder of 2007 for property, plant, and equipment.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2006 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the SEC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 29, 2007, our Chief Executive Officer and Chief Financial Officer concluded that as of September 29, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                  KADANT INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

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

A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China, which expose us to political, economic, operational and other risks.
We have significant revenues from China and operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. During the first nine months of 2007 and 2006, approximately $61.0 million and $60.1 million, respectively, or 23% of our revenues were from customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled prior to the receipt of a letter of credit covering the remaining balance of the contract.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.
During the first nine months of 2007 and 2006, approximately 61% and 63%, respectively, of our sales were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including in China, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
–	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system,
–	foreign customers may have longer payment cycles,
–
foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, adopt other restrictions on foreign trade, impose currency restrictions or enact other protectionist or anti-trade measures,

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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, $32.9 million, or 69%, of our outstanding floating rate debt as of September 29, 2007 was hedged through interest rate swap agreements.
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

                  KADANT INC.

The inability of Kadant Composites LLC to pay claims against it may expose us to litigation, which if we were unable to successfully defend, could have a material adverse effect on our consolidated financial results.
On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (Buyer) for approximately $11.9 million in cash and the assumption of $0.7 million of liabilities, resulting in a cumulative loss on sale of $0.1 million. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date (Retained Liabilities), and, jointly and severally with its parent company Kadant Inc., agreed to indemnify the Buyer against losses caused to the Buyer arising from claims associated with the Retained Liabilities. The indemnification obligation is contractually limited to approximately $8.9 million. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed financial statements.
Composites LLC retained the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it had used all of the cash proceeds from the asset sale, was unable to pay or process warranty claims, and ceased doing business. There can be no assurance that creditors or claimants against Composites LLC will not seek other parties against whom to assert claims. While we believe any such claims asserted against other Kadant companies or the Buyer would be without merit, in the event we were to experience such claims, the cost of litigation and the outcome, if we were unable to successfully defend such claims, could adversely affect our consolidated financial results.

An increase in the accrual for warranty costs of the discontinued operation adversely affects our consolidated financial results.
The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation are estimated based on the level of claims processed (see Discontinued Operation in the Overview section for a detailed description of the methodology used). The accrued warranty costs of the discontinued operation as of September 29, 2007 represents the low end of the estimated range of warranty costs required based on the level of claims received through the end of the third quarter of 2007. The total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on additional claims received, which will adversely affect our consolidated results.
On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims.

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
Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Our most recent acquisition was the Kadant Jining acquisition in June 2006. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:
–	competition with other prospective buyers resulting in our inability to complete an acquisition or in us paying substantial premiums over the fair value of the net assets of the acquired business,
–	inability to obtain regulatory approval, including antitrust approvals,
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
–	diversion of management’s attention away from other business concerns,
–	inability to improve the revenues and profitability or realize the cost savings and synergies expected in the acquisition,
–	assumption of significant liabilities, some of which may be unknown at the time,
–	potential future impairment of the value of goodwill and intangible assets acquired, and
–	identification of internal control deficiencies of the acquired business.

                  KADANT INC.

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
We are dependent on two paper mills for the fiber used in the manufacture of our fiber-based granular products. These mills have the exclusive right to supply the papermaking byproducts used in the manufacturing process. Due to process changes at the mills, we have experienced some difficulty obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. Although we believe our relationship with the mills is good, the mills could decide not to renew the contract when it expires at the end of 2007, or may not agree to renew on commercially reasonable terms. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs, and might prevent prices for our products from being competitive or require closure of the business.

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
Given the nature of the markets in which we participate and the effect of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:
–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	failure of a customer, particularly in China, to comply with an order’s contractual obligations,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices of our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders, and
–	fluctuations in our effective tax rate.

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

                  KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the third quarter of 2007:
Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
7/1/07 – 7/31/07	–	–	–	$20,000,000
8/1/07 – 8/31/07	–	–	–	$20,000,000
9/1/07 – 9/29/07	–	–	–	$20,000,000
Total:	–	–	–
(1)

On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of September 29, 2007, no purchases had been made under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits.

                  KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of November, 2007.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
First Amendment dated as of October 10, 2006 to the Asset Purchase Agreement dated as of October 21, 2005, among Kadant Composites LLC, the Registrant, LDI Composites Co., and Liberty Diversified Industries, Inc.

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