Form 10-K
period 2007-12-29
KADANT INC
filed 2008-03-11
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2007, was approximately $431,456,000.

As of February 29, 2008, the registrant had 14,272,414 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended December 29, 2007

Kadant Inc.	2007 Annual Report

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

Description of Our Business

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and also a manufacturer of granules made from papermaking byproducts. Our continuing operations consist of one reportable operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines reported in Other Businesses, which include Fiber-based Products and, until its sale in April 2007, Casting Products. In classifying operational entities into a particular segment, we considered how our management assesses performance and makes operating decisions, and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. In addition, prior to its sale on October 21, 2005, we operated a composite building products business, which is presented as a discontinued operation in the accompanying consolidated financial statements.

Papermaking Systems

Our Papermaking Systems segment has a long and well-established history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or their predecessor companies have been in operation for more than 100 years. Our customer base includes major global paper manufacturers and, with our equipment found in most of the world’s pulp and paper mills, we

Kadant Inc.	2007 Annual Report

believe we have one of the largest installed bases of equipment in the pulp and paper industry. We manufacture our products in eleven countries in Europe, North and South America, and Asia.

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

On June 2, 2006, our subsidiary Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi) and, by September 30, 2006, acquired substantially all of the assets of Huayi, including cash, inventory, machinery, equipment, and buildings for $21.2 million, net of $2.3 million of assumed liabilities (Kadant Jining acquisition). The remaining purchase obligation, which has been accrued as of December 29, 2007, is $1.5 million, of which $0.5 million was paid in January 2008 and the remainder will be paid in 2008 if certain indemnification obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China.

Our Papermaking Systems segment consists of the following product lines: stock-preparation systems and equipment, fluid-handling systems and equipment, paper machine accessory equipment, and water-management systems.

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
–

Turbulator® tube bars: Our steel or stainless steel axial bars, installed on the inside of dryers, are used to induce turbulence in the condensate layer to improve the uniformity and rate of heat transfer (drying rate) of the dryers.

–	Engineered steam and condensate systems: Our systems control the flow of steam from the boiler to the paper drying cylinders, collect condensed steam, and return it to the boiler to improve energy-efficiency during the paper drying process.

Kadant Inc.	2007 Annual Report

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

Other Businesses

Our other businesses include our Fiber-based Products business and, prior to its sale on April 30, 2007, our Casting Products business.

Our Fiber-based Products business produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Our Casting Products business manufactured grey and ductile iron castings. We sold this business on April 30, 2007.

Discontinued Operation

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. for approximately $11.9 million in cash and the assumption of $0.7 million of liabilities, resulting in a cumulative loss on sale of $0.1 million. Under the terms of the asset purchase agreement,

Kadant Inc.	2007 Annual Report

Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Through the second quarter of 2006, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that contributed to variances between actual and expected claims rates.

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS No. 5, “Accounting for Contingencies” (SFAS 5), to record the minimum amount of the potential range of loss for products under warranty. As of December 29, 2007, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2007. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million (See Warranty Obligations for Discontinued Operation in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report for further information.). The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation.

Composites LLC’s inability to pay or process warranty claims has exposed the Company to greater risks associated with litigation. For more information regarding our current litigation arising from these claims, please see Part I, Item 3 “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section.

Research and Development

We develop a broad range of products for all facets of the markets we serve. We focus our research and development efforts on the technological advancement of our stock-preparation, paper machine accessory, fluid-handling, and water-management products.

Our research and development expenses from continuing operations were $6.0 million, $6.2 million, and $4.9 million in 2007*, 2006, and 2005, respectively.

*	Unless otherwise noted, references to 2007, 2006, and 2005 in this Annual Report on Form 10-K are for the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

Kadant Inc.	2007 Annual Report

Raw Materials

Raw materials, components, and supplies for our significant products are available either from a number of different suppliers or from alternative sources that we believe could be developed without a material adverse effect on our business.

The raw material used in the manufacture of our fiber-based granules is obtained from three paper recycling mills. The mills have the exclusive right to supply papermaking byproducts to our existing granulation plant in Green Bay, Wisconsin, under contracts which expire in December 2009 and are renewable every two years by mutual agreement. Although we believe that our relationships with the mills are good, the mills may not agree to renew the contracts upon their expiration. In the past, we have experienced some difficulty in obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supplier for this raw material.

Patents, Licenses, and Trademarks

We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position. We also enter into license agreements with others to grant and/or receive rights to patents and know-how.

Papermaking Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2008 to 2026. No particular patent, or related group of patents, is so important that its loss would significantly affect our operations. From time to time, we enter into licenses of products with other companies serving the pulp, papermaking, converting, and paper recycling industries.

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

Other Businesses

Our fiber-based granular products business experiences fluctuations in sales, usually in the third and fourth quarters, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Kadant Inc.	2007 Annual Report

Dependency on a Single Customer

No single customer accounted for more than 10% of our consolidated revenues or more than 10% of the Papermaking Systems segment’s revenues in any of the past three years. Revenues from China were $76.6 million, $71.3 million, and $29.2 million in 2007, 2006, and 2005, respectively, representing 21% of total revenues for each of 2007 and 2006 and 12% for 2005.

Backlog

Our backlog of firm orders for the Papermaking Systems segment was $108.6 million and $70.4 million at year-end 2007 and 2006, respectively. We anticipate that substantially all of the backlog at December 29, 2007 will be shipped or completed during the next 12 months. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

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

We are a leading supplier of specialty accessory equipment for paper machines. Our principal global competitors in this market are Joh. Clouth GmbH & Co. KG and Metso Corporation. Because of the high capital cost of paper machines and the role of our accessories in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, performance, and price.

We are a leading supplier of fluid-handling systems and equipment, offering global sales and service, application expertise, and an extensive rotary joint product line. There are numerous competitors in this market, including Deublin Company, Barco Company, Christian Maier GmbH & Co. KG, and Duff-Norton Company. In addition, due to the highly fragmented nature of the rotary joint market, we compete with numerous local competitors. We generally compete in this market based on process knowledge, technical competency, product and service quality, and price.

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

Kadant Inc.	2007 Annual Report

Employees

As of December 29, 2007, we had approximately 2,000 employees worldwide.

Financial Information

Financial information concerning our segment and product lines is summarized in Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 11 to the audited consolidated financial statements, which begins on page F-1 of this Report.

Financial information about exports by domestic operations and about foreign operations is summarized in Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 11 to the audited consolidated financial statements, which begins on page F-1 of this Report.

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

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2008:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
William A. Rainville	66	Chairman of the Board, President, and Chief Executive Officer (1991)
Edward J. Sindoni	63	Executive Vice President and Chief Operating Officer (1994)
Thomas M. O’Brien	56	Executive Vice President and Chief Financial Officer (1994)
Jonathan W. Painter	49	Executive Vice President (1997)
Eric T. Langevin	45	Senior Vice President (2006)
Sandra L. Lambert	52	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	46	Vice President, Finance and Chief Accounting Officer (2002)

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

Kadant Inc.	2007 Annual Report

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

Mr. Painter has been an executive vice president since 1997 and is responsible for our fiberline business, consisting of our stock-preparation product line, and our fiber-based products business. Prior to that, he served as president of our composite building products business from 2001 until its sale in 2005. He also served as our treasurer and treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter held various managerial positions with us and at Thermo Electron.

Mr. Langevin has been a senior vice president since March 1, 2007 and is responsible for our paperline business consisting of our paper machine accessory equipment, fluid-handling, and water-management systems product lines. Prior to that, he served as vice president, with responsibility for our paper machine accessory equipment and water-management systems product lines from 2006 to 2007. From 2001 to 2006, Mr. Langevin was president of our Kadant Web Systems Inc. subsidiary and before that served as its senior vice president and vice president of operations. Prior to 2001, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.

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

Item 1A.    Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2008 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

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

Kadant Inc.	2007 Annual Report

A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China, which expose us to political, economic, operational and other risks.

We have significant revenues from China, operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. During 2007 and 2006, approximately $76.6 million and $71.3 million, respectively, or 21% of our total revenues in each year were from customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled prior to the receipt of a letter of credit covering the remaining balance of the contract. Typically, the letter of credit represents 80% or more of the total order.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During 2007 and 2006, approximately 61% of our sales were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including China, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:

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

Kadant Inc.	2007 Annual Report

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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We borrowed $20 million under the 2008 Credit Agreement and we have also borrowed additional amounts under other agreements to fund acquisitions and grow our business. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Our indebtedness could have negative consequences, including:

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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, $24.3 million, or 70%, of our outstanding floating rate debt as of February 13, 2008 was hedged through interest rate swap agreements.

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

Restrictions in our 2008 Credit Agreement may limit our activities.

Our 2008 Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:

–	incur additional indebtedness,
–	pay dividends on, redeem, or repurchase our capital stock,
–	make investments,
–	create liens,
–	sell assets,
–	enter into transactions with affiliates, and
–	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.

We are also required to meet specified financial ratios under the terms of our 2008 Credit Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is

Kadant Inc.	2007 Annual Report

subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates, changes in technology, and changes in the level of competition.

Our failure to comply with any of these restrictions or covenants may result in an event of default under our 2008 Credit Agreement and other loan obligations, which could permit acceleration of the debt under those instruments and require us to repay the debt before its scheduled due date.

If an event of default occurs, we may not have sufficient funds available to make the required payments under our indebtedness. If we are unable to repay amounts owed under our debt agreements, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under the agreements.

The inability of Kadant Composites LLC to pay claims against it has exposed us to litigation, which if we are unable to successfully defend, could have a material adverse effect on our consolidated financial results.

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (Buyer) for approximately $11.9 million in cash and the assumption of $0.7 million of liabilities, resulting in a cumulative loss on sale of $0.1 million. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date (Retained Liabilities), and, jointly and severally with its parent company Kadant Inc., agreed to indemnify the Buyer against losses caused to the Buyer arising from claims associated with the Retained Liabilities. The indemnification obligation is contractually limited to approximately $8.9 million. All activity related to this business is classified in the results of the discontinued operation in our consolidated financial statements.

Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. We are now co-defendants in a purported consumer class action, together with Composites LLC and another defendant, arising from these warranty claims. In subsequent disclosures in this litigation, plaintiffs claim that such damages exceed $50 million. A judgment or a settlement of the claims against the defendants could have a material adverse impact on our consolidated financial results. For more information regarding our current litigation, see Part I, Item 3, “Legal Proceedings.” There also can be no assurance that creditors or other claimants against Composites LLC will not seek other parties, including the Company, against whom to assert claims. While we believe any such asserted or possible claims against us or the Buyer would be without merit the cost of litigation and the outcome, if we were unable to successfully defend such claims, could adversely affect our consolidated financial results.

An increase in the accrual for warranty costs of the discontinued operation adversely affects our consolidated financial results.

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation are estimated based on the level of claims processed (see Discontinued Operation in the Overview section for a detailed description of the methodology used). The accrued warranty costs of the discontinued operation as of December 29, 2007 represents the low end of the estimated range of warranty costs required based on the level of claims received through the end of 2007. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

Kadant Inc.	2007 Annual Report

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

In the past, we have undertaken various restructuring measures in response to changing market conditions in the paper industry. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our financial operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

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

We are dependent on three paper mills for the fiber used in the manufacture of our fiber-based granular products. These mills have the exclusive right to supply the papermaking byproducts used in the manufacturing process. Due to process changes at the mills, we have experienced some difficulty obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. Although we believe our relationship with the mills is good, the mills could decide not to renew the contracts when they expire at the end of 2009, or may not agree to renew on commercially reasonable terms. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supply for this raw material. We may be unable to find

Kadant Inc.	2007 Annual Report

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

Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under SAB No. 104,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	failure of a customer, particularly in China, to comply with an order’s contractual obligations,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices of our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,

Kadant Inc.	2007 Annual Report

–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders, and
–	fluctuations in our effective tax rate.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of December 29, 2007, are as follows:

Papermaking Systems

We own approximately 1,855,000 square feet and lease approximately 129,000 square feet, under leases expiring on various dates ranging from 2008 to 2012, of manufacturing, engineering, and office space. In addition, in China we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2044 to 2054. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Yangzhou, China; Theodore, Alabama, U.S.A; Queensbury, New York, U.S.A; Weesp, The Netherlands; Wuxi, China; Hindas, Sweden; Guadalajara, Mexico; Bury, England; Tengzhou, China; Summerstown, Ontario, Canada; Sao Paulo, Brazil; and Mason, Ohio, U.S.A.

Kadant Inc.	2007 Annual Report

Corporate and Other Businesses

We lease approximately 10,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2013. We own approximately 26,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 25,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.

Item 3.    Legal Proceedings

We have been named as a co-defendant in a consumer class action lawsuit brought by Terrence Fisher, Joseph Jennings, Paula Moore, and Larry Boylen on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint was filed in the United States District Court for the District of Massachusetts, Docket Number 1:07-CV-12375-JLT, on December 27, 2007 and notice was served on the Company on January 7, 2008. Other defendants are Kadant Composites LLC and Liberty Diversified Industries, Inc. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks unspecified compensatory damages and punitive damages under various state consumer protection statutes. In subsequent disclosures filed in this litigation, plaintiffs claim that such damages exceed $50 million. We intend to defend against this action vigorously, but there is no assurance we will prevail in such litigation. A judgment or a settlement of the claims against the defendants could have a material adverse impact on our consolidated financial results.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Kadant Inc.	2007 Annual Report

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol KAI.

The following table sets forth the high and low sales prices of our common stock for 2007 and 2006, as reported in the consolidated transaction reporting system.

	2007		2006
Quarter	High	Low	High	Low
First	$27.79	$22.11	$23.32	$17.95
Second	31.70	24.47	27.10	20.70
Third	31.58	25.06	26.55	19.50
Fourth	33.76	26.85	27.98	22.79

Holders of Common Stock

As of February 29, 2008, we had approximately 4,993 holders of record of our common stock. This does not include holdings in street or nominee name. The closing market price on the New York Stock Exchange for our common stock on February 29, 2008, was $25.10 per share.

Dividend Policy

We have never declared or paid cash dividends and we do not at this time expect to pay cash dividends in the foreseeable future because our policy has been to use earnings to finance expansion and growth, as well as repurchase our stock. Payment of dividends will rest within the discretion of the board of directors and will depend upon, among other factors, our earnings, capital requirements, and financial condition. Our ability to pay dividends is restricted by the terms of our 2008 Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the fourth quarter of 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
9/30/07 – 10/31/07	–	–	–	$20,000,000
11/1/07 – 11/30/07	–	–	–	$20,000,000
12/1/07 – 12/29/07	–	–	–	$20,000,000

Total	–	–	–

(1)	On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of December 29, 2007, no purchases had been made under this authorization.

Kadant Inc.	2007 Annual Report

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	2007	2006 (a)	2005	2004 (b)	2003 (c)
Statement of Income Data
Revenues	$366,496	$341,613	$243,713	$194,966	$191,507

Income from Continuing Operations	25,418	18,281	9,865	5,753	13,123
Loss from Discontinued Operation, Net of Tax	(2,750)	(1,184)	(2,988)	(5,099)	(1,306)

Net Income	$22,668	$17,097	$6,877	$654	$11,817

Basic Earnings per Share:
Continuing Operations	$1.80	$1.32	$.71	$.41	$.96
Discontinued Operation	(.19)	(.08)	(.21)	(.36)	(.09)

Net Income	$1.61	$1.24	$.50	$.05	$.87

Diluted Earnings per Share:
Continuing Operations	$1.78	$1.30	$.70	$.40	$.94
Discontinued Operation	(.19)	(.09)	(.21)	(.35)	(.09)

Net Income	$1.59	$1.21	$.49	$.05	$.85

Balance Sheet Data (d)
Working Capital (e)	$107,487	$80,542	$75,446	$113,650	$114,935
Total Assets	437,069	393,085	355,811	285,237	271,713
Long-Term Obligations	30,460	44,652	46,500	–	–
Shareholders’ Investment	278,751	237,965	207,625	212,461	211,758

(a)	Reflects $0.8 million of pre-tax restructuring costs.
(b)	Reflects $9.5 million of pre-tax restructuring costs.
(c)	Restated to reflect the composite building products business as a discontinued operation.
(d)	Includes the composite building products business, which is reflected as a discontinued operation.
(e)	Includes ($1.1) million, $3.0 million, $7.4 million, $8.1 million, and $12.2 million in 2007, 2006, 2005, 2004, and 2003, respectively, associated with the discontinued operation.

Kadant Inc.	2007 Annual Report

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in the Consolidated Financial Statements, beginning on page F-1 of this Report.

Overview

Company Overview

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Pulp and Papermaking Systems (Papermaking Systems), and two product lines reported in Other Businesses, which include Fiber-based Products and, prior to its sale in April 2007, Casting Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking and paper recycling industries. We have a large, stable customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which should be less susceptible to the cyclical trends in the paper industry.

Through our Fiber-based Products line, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. Our Casting Products business manufactured grey and ductile iron castings until its sale on April 30, 2007.

In addition, prior to its sale on October 21, 2005, we operated a composite building products business, which is presented as a discontinued operation in the accompanying consolidated financial statements.

International Sales

During 2007 and 2006, approximately 61% of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial position depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements.

Kadant Inc.	2007 Annual Report

Revenue Recognition and Accounts Receivable. We enter into arrangements with customers that have multiple deliverables, such as equipment and installation, and we recognize revenues and profits on certain long-term contracts using the percentage-of-completion method of accounting.

–	Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” were $103.5 million in 2007, $91.9 million in 2006, and $55.6 million in 2005. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. In addition, we are exposed to the risk, primarily relating to our orders in China that a customer will not comply with the order’s contractual obligations to take delivery of the equipment. The contractual obligations relating to the order may be difficult to enforce through a foreign country’s legal system, which could result in a significant credit exposure in the period or periods that were to be affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our actual results differed from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.
–	SAB No. 104. Under SAB No. 104, “Revenue Recognition,” when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. When a sale arrangement involves multiple elements (e.g., installation), we consider the guidance in Emerging Issues Task Force (EITF) No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under EITF No. 00-21, revenues for products sold that require installation, for which the installation is essential to functionality or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment, with estimated installation costs accrued. We provide a reserve for the estimated warranty and installation costs at the time revenue is recognized, as applicable. To the extent that installation becomes a significant component of our business in the future, the judgment associated with the determination of revenue recognition will increase. The complexity of all issues related to the assumptions, risks, and uncertainties inherent in the application of SAB No. 104 affects the amounts reported as revenues in our consolidated financial statements. Under SAB No. 104, we may not be able to reliably predict future revenues and profitability due to the difficulty of estimating when installation will be performed or when we will meet the contractually agreed upon performance tests, which can delay or prohibit recognition of revenues. The determination of when we install the equipment or fulfill the performance guarantees is largely dependent on our customers, their willingness to allow installation of the equipment or performance of the appropriate tests in a timely manner, and their cooperation in addressing possible problems that would impede achievement of the performance guarantee criteria. Unexpected changes in the timing related to the completion of installation or performance guarantees could cause our revenues and earnings to be significantly affected.

Kadant Inc.	2007 Annual Report

We exercise judgment in determining our allowance for bad debts, which is based on our historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, we look at historical write offs of our receivables. We also look at current trends in the credit quality of our customer base as well as changes in our credit policies. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and each customer’s current creditworthiness. We continuously monitor collections and payments from our customers. In addition, in some instances we utilize letters of credit as a way to mitigate credit exposure. While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rate of bad debts that we have in the past, especially in light of business conditions in the paper industry. A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely affect our operating results and cash flows in that period.

Warranty Obligations for Continuing Operations. We offer warranties of various durations to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate terms regarding warranty coverage and length of warranty depending on the products and their applications. Our standard mechanical warranties require us to repair or replace a defective product during the warranty period at no cost to the customer. We record an estimate for warranty-related costs at the time of sale based on our actual historical occurrence rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past.

A significant increase in warranty occurrence rates or costs to repair our products would lead to an increase in the warranty provision and could have a material adverse impact on our consolidated results for the period or periods in which such returns or additional costs occur.

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

Through the second quarter of 2006, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that contributed to variances between actual and expected claims rates.

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS 5 to record the minimum amount of the potential range of loss for products under warranty. As of December 29, 2007, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the range of potential loss for products under warranty based on the level of claims received through the end of 2007. Composites LLC has calculated that the potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

Kadant Inc.	2007 Annual Report

Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation.

Stock-Based Compensation. We issue a variety of stock-based compensation, including stock options and restricted stock unit awards, primarily to our key employees and directors. Compensation expense associated with restricted stock units is recognized ratably over the vesting period based on the grant date fair value.

On January 1, 2006, we adopted SFAS No. 123, “Share Based Payment” (SFAS 123R), which requires that we recognize stock-based compensation expense associated with stock options in the statement of income, rather than disclose it in a pro forma footnote to our consolidated financial statements. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We did not grant any stock options in 2007 and 2006. For options granted prior to January 1, 2006, we calculated the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

Expected volatility—We derived the estimated stock price volatility based on a review of our actual historic stock prices commensurate with the expected life of the award.

Expected option life—Our estimate of an expected option life was derived based on a review of our historic option holding periods, including a consideration of the holding period inherent in currently vested, but unexercised options. We believe that this historical data is currently the best estimate of the expected term of a new option.

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

Income Taxes. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not the tax asset or loss carryforward will be used, we would reverse the related valuation allowance. Our tax valuation allowance totaled $2.7 million at year-end 2007. Should our actual future taxable income by tax jurisdiction vary from our estimate, additional allowances or reversals thereof may be necessary.

We provide a liability for future income tax payments in the worldwide tax jurisdictions in which we operate. Should tax return positions that we expect are sustainable not be sustained upon audit, we could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits be sustained, a reduction in our tax provision would result.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 29, 2007, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Inventories. We value our inventory at the lower of the actual cost (on a first-in, first-out; or weighted average basis) or market value and include materials, labor, and manufacturing overhead. We regularly review

Kadant Inc.	2007 Annual Report

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

In the fourth quarter of 2007, we changed our method of accounting for inventories at one of our U.S. subsidiaries from the lower of cost, as determined by the last-in, first-out (LIFO) method of accounting, or market to the lower of cost, as determined by the first-in, first-out (FIFO) method of accounting, or market. We believe that this change is preferable because: 1) the change conforms to a single method of accounting for all our inventories, 2) LIFO inventory values have not been materially different than FIFO inventory values for any reporting period, and 3) the majority of our competitors use FIFO. Had we used FIFO instead of LIFO for each reporting period for this U.S. subsidiary since its acquisition in 2005, the difference between the LIFO and FIFO valuation methods and their resulting effects on the consolidated financial statements, would not have been material for each such period. As a result, we recorded the cumulative change from the LIFO to the FIFO method of accounting in the fourth quarter of 2007.

Derivatives. We use derivative instruments primarily to reduce our exposure to changes in currency exchange rates and interest rates. When we enter into a derivative contract, we make a determination as to whether the transaction is deemed to be a hedge for accounting purposes. For contracts deemed to be a hedge, we formally document the relationship between the derivative instrument and the risk being hedged. In this documentation, we specifically identify the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluate whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, we do not use hedge accounting for the derivative.

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

We use interest rate swap agreements to hedge our exposure to variable rate debt and have designated these agreements as cash flow hedges of the forecasted interest payments related to these obligations. The fair value of the interest rate swap agreements are included in other assets for unrecognized gains and in other liabilities for unrecognized losses with an offset in accumulated other comprehensive items (net of tax).

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

Kadant Inc.	2007 Annual Report

such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. We completed our annual impairment tests in the fourth quarter of 2007 using estimates from our long-range forecasts. Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No adjustment was required in 2007 to the carrying value of our goodwill or intangible assets based on the analysis performed.

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The paper industry in North America and Europe has been in a prolonged down cycle for the past several years and has undergone important structural changes during that time. In contrast, the paper industry in China has experienced strong growth over the last several years. The performance of paper producers in North America and Europe had generally improved over the past year. However, paper producers in those regions continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. As the financial performance of paper companies has improved, they have increased their capital and operating spending, which has had a positive effect on paper company suppliers, including us. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: increasing sales of paper machine accessories and water-management products in China, increasing our use of low-cost manufacturing bases in China and Mexico, penetrating new markets outside the paper industry, and increasing aftermarket sales, especially in China. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

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

On June 2, 2006, Kadant Jining, assumed responsibility for the operation of Huayi and, by September 30, 2006, acquired the assets of Huayi, including cash, inventory, machinery, equipment, and buildings (Kadant Jining acquisition). Huayi was a supplier of stock-preparation equipment in China.

In the last several years, China has become a significant market for our stock-preparation equipment. A large percentage of the world’s increases in paper production capacity are in China. Consequently, competition is intense and there is increasing pricing pressure particularly for large systems. To capitalize on this growing market, we started manufacturing certain of our accessory and water-management products in our China facilities in 2007. Currently, our revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China’s banking system. These delays, as well as, delays in receiving down payments, could cause us to recognize revenue on these projects in periods later than originally anticipated. We plan to use Kadant Jining as a base for increasing our aftermarket business, which we believe will be more predictable.

Kadant Inc.	2007 Annual Report

For 2008, we expect revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation, as follows: For the first quarter of 2008, we expect to earn between $.30 and $.32 per diluted share, including a $.02 gain on the sale of assets, on revenues of $88 to $90 million. For the full year, we expect to earn between $1.85 and $1.90 per diluted share on revenues of $385 to $395 million.

Results of Operations

2007 Compared to 2006

The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2007	2006
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	62	63
Selling, general, and administrative expenses	26	26
Research and development expenses	2	2
Loss on sale of subsidiary	–	–
Restructuring costs (income), net	–	–

	90	91

Operating Income	10	9
Interest Income	1	–
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	10	8
Provision for Income Taxes	3	3
Minority Interest Expense	–	–

Income from Continuing Operations	7	5
Loss from Discontinued Operation	(1)	–

Net Income	6%	5%

Revenues

Revenues increased $24.9 million, or 7%, to $366.5 million in 2007 from $341.6 million in 2006, including a $13.0 million increase from the favorable effects of currency translation. Excluding the effects of currency translation, revenues in 2007 increased primarily due to a $14.9 million, or 10%, increase from stock-preparation equipment sales due to higher capital equipment sales and a $4.6 million, or 5%, increase in our fluid-handling product line due in part to increased demand caused by higher energy prices. Offsetting these increases, excluding the favorable effects of currency translation, was a $3.4 million, or 10%, decrease in revenues in our water-management product line due to lower capital equipment sales, a $2.5 million, or 63%, decrease in revenues in our Casting Products business due to the sale of this business in April 2007, and a $1.4 million, or 14%, decrease in revenues in our Fiber-based Products business.

Kadant Inc.	2007 Annual Report

Revenues for 2007 and 2006 for our Papermaking Systems segment and other businesses are as follows:

(In thousands)	2007	2006
Revenues:
Papermaking Systems	$356,334	$327,501
Other Businesses	10,162	14,112

	$366,496	$341,613

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $28.8 million, or 9%, to $356.3 million in 2007 from $327.5 million in 2006. The increase in revenues in 2007 was primarily due to a $16.1 million, or 34%, increase in our stock-preparation equipment sales in North America and a $13.0 million increase from the favorable effects of currency translation.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between 2007 and 2006, and the changes in revenues by product line between 2007 and 2006, excluding the effect of currency translation. The presentation of the changes in revenues by product line, excluding the effect of currency translation, is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods.

(In millions)	2007	2006	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation Equipment	$165.8	$146.2	$19.6	$15.0
Fluid-Handling	94.0	84.4	9.6	4.6
Accessories	63.1	60.6	2.5	(0.2)
Water-Management	31.1	33.8	(2.7)	(3.4)
Other	2.3	2.5	(0.2)	(0.2)

	$356.3	$327.5	$28.8	$15.8

Revenues from the segment’s stock-preparation equipment product line increased $19.6 million, or 13%, in 2007 compared to 2006, including a $4.6 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues in 2007 increased $15.0 million, or 10%, primarily due to a $16.1 million, or 34%, increase in demand for stock-preparation equipment in North America due to increased demand, offset, in part, by a $2.6 million decrease from sales in Europe.

Revenues from the segment’s fluid-handling product line increased $9.6 million, or 11%, in 2007 compared to 2006, including a $5.0 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues increased $4.6 million, or 5%, in 2007 due in part to increased demand caused by higher energy prices.

Revenues from the segment’s accessories product line increased $2.5 million, or 4%, in 2007 compared to 2006, including a $2.7 million increase from the favorable effect of currency transaction. Excluding the effect of currency translation, revenues decreased $0.2 million in 2007 compared to 2006.

Revenues from the segment’s water-management product line decreased $2.7 million, or 8%, in 2007 compared to 2006, including a $0.7 million increase from the favorable effect of currency transaction. Excluding the effect of currency translation, revenues decreased $3.4 million, or 10%, in 2007 due primarily to a decrease in capital sales.

Kadant Inc.	2007 Annual Report

Other Businesses. Revenues from our other businesses decreased $3.9 million, or 28%, to $10.2 million in 2007 from $14.1 million in 2006. Revenues from our Casting Products business decreased $2.5 million, or 63%, to $1.5 million in 2007 compared to $4.0 million in 2006 due to its sale in April 2007. Revenues from the Fiber-based Products business decreased $1.4 million, or 14%, to $8.7 million in 2007 from $10.1 million in 2006 due to increased competition which decreased sales of our fiber-based granules products sold under the tradename Biodac™.

Gross Profit Margin

Gross profit margin for 2007 and 2006 for our Papermaking Systems segment and our other businesses are as follows:

	2007	2006
Gross Profit Margin:
Papermaking Systems	38%	37%
Other Businesses	32%	28%

	38%	37%

Gross profit margin was 38% and 37% in 2007 and 2006, respectively. The gross profit margin at the Papermaking Systems segment increased to 38% in 2007 from 37% in 2006. The gross profit margin at our other businesses increased to 32% in 2007 from 28% in 2006 due to the sale of our lower-margin Casting Products business in April 2007.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 26% in 2007 and 2006. Selling, general, and administrative expenses increased $5.4 million, or 6%, to $95.6 million in 2007 from $90.2 million in 2006. This increase was primarily due to a $3.5 million unfavorable effect of currency translation and a $0.9 million increase in stock-based compensation expense due primarily to the grant of restricted stock units in May 2007.

Research and development expenses decreased $0.2 million, or 4%, to $6.0 million in 2007 from $6.2 million in 2006 and represented 2% of revenues in both periods.

Total stock-based compensation expense was $1.8 million and $0.9 million in 2007 and 2006, respectively, and is included in selling, general, and administrative expenses. As of year-end 2007, unrecognized compensation cost related to stock options and restricted stock awards was approximately $4.4 million, which will be recognized over a weighted average period of 2.5 years.

Loss on Sale of Subsidiary

In April 2007, our Kadant Johnson Holdings Inc. (formerly Specialty Castings Inc.) subsidiary sold its Casting Products business for $0.4 million, resulting in a pre-tax loss of $0.4 million on the sale.

Restructuring Costs (Income), Net

During 2007, we recorded net restructuring income in our Papermaking Systems segment of $0.2 million, which included restructuring costs of $0.3 million related to exiting a facility and restructuring income of $0.5 million related to a reduction in the restructuring reserve as the reserve was no longer required.

During 2006, we recorded restructuring costs in our Papermaking Systems segment of $0.8 million, which included $0.7 million of severance and associated costs due to a reduction of 15 full-time employees in Canada and France and $0.1 million of equipment relocation costs associated with our 2005 restructuring actions.

Kadant Inc.	2007 Annual Report

Interest Income

Interest income increased $0.5 million, or 40%, to $1.6 million in 2007 from $1.1 million in 2006 primarily due to higher prevailing interest rates.

Interest Expense

Interest expense decreased $0.2 million, or 7%, to $3.1 million in 2007 from $3.3 million in 2006 primarily due to lower average outstanding borrowings as a result of a prepayment of $7.8 million of debt in May 2006.

Provision for Income Taxes

Our effective tax rate was 28% and 32% in 2007 and 2006, respectively. The 28% effective tax rate in 2007 consisted of our 30% recurring tax rate, offset by 2% of non-recurring tax benefit related to reductions in tax reserves largely as a result of the expiration of statues of limitation and return to provision true-up items mostly related to the U.S. tax cost of foreign earnings. The 32% effective tax rate in 2006 consisted of our 33% recurring tax rate, slightly offset by a 1% non-recurring tax benefit related to reductions in tax reserves associated with the favorable resolution of a state tax audit. We saw a 3% decrease in our recurring tax rate from 2006 to 2007 primarily due to a favorable geographical distribution of earnings and a reduction in nondeductible expenses. We expect our effective tax rate to be approximately 30% in 2008 due to the continuation of a favorable geographical distribution of earnings.

Income from Continuing Operations

Income from continuing operations increased $7.1 million, or 39%, to $25.4 million in 2007 from $18.3 million in 2006. The increase in 2007 was primarily due to a $24.9 million, or 7%, increase in revenues which contributed to an increase in operating income of $7.6 million (see Revenues, Gross Profit Margin and Operating Expenses discussed above).

Loss from Discontinued Operation

The net loss from our discontinued operation increased $1.6 million, or 132%, to $2.8 million in 2007 from $1.2 million in 2006 due primarily to a $2.7 million pre-tax increase in warranty costs.

As of December 29, 2007, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2007. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

Composites LLC retained all of the cash proceeds received from the asset sale in October 2005 and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation. Our consolidated results in future reporting periods will be negatively impacted if the future level of warranty claims exceed the warranty reserve.

Kadant Inc.	2007 Annual Report

2006 Compared to 2005

The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2006	2005
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	63	61
Selling, general, and administrative expenses	26	31
Research and development expenses	2	2
Restructuring and other costs (income), net	–	–

	91	94

Operating Income	9	6
Interest Income	–	1
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	8	6
Provision for Income Taxes	3	2
Minority Interest Expense	–	–

Income from Continuing Operations	5	4
Loss from Discontinued Operation	–	(1)

Net Income	5%	3%

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

Kadant Inc.	2007 Annual Report

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
Papermaking System Product Lines:
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

Kadant Inc.	2007 Annual Report

Gross Profit Margin

Gross profit margin for 2006 and 2005 for our Papermaking Systems segment and our other businesses are as follows:

	2006	2005
Gross Profit Margin:
Papermaking Systems	37%	39%
Other Businesses	28%	28%

	37%	39%

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

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in 2006 from 31% in 2005 primarily due to higher operating leverage associated with increased revenues. Selling, general, and administrative expenses increased to $90.2 million in 2006 from $74.6 million in 2005, an increase of $15.6 million, or 21%. This increase was primarily due to a $9.7 million, or 51%, increase from Kadant Johnson resulting from its inclusion for the full 2006 period compared to its inclusion from May 11, 2005 in the prior year period. Also contributing to the increase was a $1.5 million increase from our Kadant Jining subsidiary acquired in June 2006, a $1.4 million increase from our Kadant Lamort subsidiary due to the inclusion of an additional month of selling, general, and administrative expenses to conform to our fiscal year end and a $0.8 million unfavorable effect of currency translation.

Research and development expenses increased to $6.2 million in 2006 from $4.9 million in 2005, an increase of $1.3 million, or 27%, and represented 2% of revenues in both periods. The increase in research and development expenses was primarily due to a $0.7 million increase from Kadant Johnson resulting from its inclusion for the full 2006 period compared to its inclusion from May 11, 2005 in the prior year period.

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

Kadant Inc.	2007 Annual Report

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

Kadant Inc.	2007 Annual Report

Liquidity and Capital Resources

Consolidated working capital was $107.5 million at December 29, 2007, compared with $80.5 million at December 30, 2006. Included in working capital are cash and cash equivalents of $61.6 million at December 29, 2007, compared with $39.6 million at December 30, 2006. At December 29, 2007, $45.7 million of cash and cash equivalents was held by our foreign subsidiaries.

2007

Our operating activities provided cash of $31.6 million in 2007, including $33.5 million provided by our continuing operations, offset by $1.9 million used by the discontinued operation. The cash provided by our continuing operations in 2007 was primarily due to income from continuing operations of $25.4 million, a non-cash charge of $7.4 million for depreciation and amortization expense, and a deferred tax provision of $5.9 million. Offsetting these sources of cash in 2007 was an increase in accounts receivable of $5.7 million and an increase in unbilled contract costs and fees of $3.2 million primarily associated with an increase in revenues in our stock-preparation equipment product line. The $1.9 million of cash used by the discontinued operation in 2007 was primarily related to the payment of $2.9 million for warranty claims.

Our investing activities used cash of $7.6 million in 2007, including $8.3 million used by continuing operations and $0.7 million provided by the discontinued operation. The cash used in continuing operations was primarily due to the purchase of $4.9 million of property, plant, and equipment. We also used $2.9 million of cash as consideration in acquisitions, including $2.2 million associated with the Kadant Jining acquisition and $0.9 million associated with the Kadant Johnson acquisition, offset in part by $0.2 million of cash received from the sale of our Casting Products business. The cash provided by the discontinued operation of $0.7 million relates to cash proceeds received in the first quarter of 2007 from the buyer of the assets of Composites LLC for post-closing adjustments.

Our financing activities used cash of $6.7 million in 2007 related entirely to our continuing operations. We used cash of $13.6 million in 2007 for principal payments on our debt obligations, including a $4.3 million prepayment in December 2007, and $5.2 million to repurchase our common stock on the open market. These uses of cash were partially offset by $9.2 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options and $2.9 million of excess tax benefits from share-based payments.

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

Kadant Inc.	2007 Annual Report

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

Kadant Johnson Acquisition and 2005 Credit Agreement

We completed our acquisition of Kadant Johnson on May 11, 2005 for approximately $114.0 million, of which $101.5 million was paid in cash at closing, $1.6 million was paid in 2006 in settlement of post-closing adjustments, $4.8 million was paid for acquisition-related costs, and $6.1 million of additional consideration is to be paid from 2006 to 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize. We paid $0.9 million of this additional consideration in each of 2006 and 2007. The remaining balance, of which $0.9 million is included in other current liabilities and $3.4 million is included in other long-term liabilities in the accompanying consolidated balance sheet, is due over the next three years as follows: $0.9 million in each of 2008 and 2009, and $2.5 million in 2010. To fund $60 million of the purchase price, we entered into a term loan and revolving credit facility (2005 Credit Agreement) effective as of May 9, 2005, as subsequently amended, in the aggregate principal amount of up to $95 million, including a $35 million revolver. The 2005 Credit Agreement included a $60 million term loan (2005 Term Loan), which was repayable in quarterly installments over a five-year period.

In addition, the 2005 Credit Agreement contained negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. In addition to the financial covenants, we were also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of December 29, 2007, we were in compliance with these covenants.

On February 13, 2008, in connection with our entering the 2008 Credit Agreement, the 2005 Term Loan of $26 million was repaid and the 2005 Credit Agreement was terminated, including the joinder and guarantee agreements entered into by foreign subsidiary borrowers and certain domestic subsidiaries of Kadant.

2008 Credit Agreement

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. On February 13, 2008, we borrowed $20 million under the 2008 Credit Agreement and applied the proceeds to repay a portion of our existing outstanding debt under the 2005 Credit Agreement. We used available cash of $6 million to repay the balance of our outstanding debt under the 2005 Credit Agreement, which was then terminated.

Kadant Inc.	2007 Annual Report

The obligations of Kadant under the 2008 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2008 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as Employment Retirement Income Security Act (ERISA), uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

The loans under the 2008 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to Kadant and its subsidiaries, including financial covenants requiring Kadant to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation.

The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of February 13, 2008, we had $50.6 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of Kadant and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements).

Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Kadant Jining Acquisition, Loans, and Credit Facilities

On June 2, 2006, our Kadant Jining subsidiary assumed responsibility for the operation of Huayi and, by September 30, 2006, acquired the assets of Huayi for approximately $21.2 million, net of assumed liabilities of $2.3 million. Of the total consideration, $17.3 million was paid in cash, including $1.0 million for acquisition-related costs. Of the remaining purchase obligation totaling $3.8 million, $2.4 million was paid as of December 29, 2007, $0.5 million was paid in January 2008 and the remainder will be paid in 2008 if certain indemnification obligations are satisfied.

To finance a portion of the acquisition, on June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or $5.5 million at the December 29, 2007 exchange rate, under a 47-month interest-only loan (2006 Kadant Jining Loan). Interest on the 2006 Kadant Jining Loan accrued and was payable quarterly in arrears based on the interest rate published by The People’s Bank of China for a loan of the same term less 10%. The 2006 Kadant Jining Loan was repaid in January 2008.

Kadant Inc.	2007 Annual Report

On July 30, 2007, our Kadant Jining subsidiary and our Kadant Pulp and Paper Equipment Light Machinery Co., Ltd. subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.2 million as of December 29, 2007, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.1 million as of December 29, 2007. Both credit facilities have a term of 364 days. Borrowings made under the Facilities will bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China. The Facilities will be used for general working capital purposes. We have provided a guaranty, dated July 30, 2007, securing the payment of all obligations made under the Facilities and providing a cross-default to our other senior indebtedness, including the 2008 Credit Agreement.

On January 28, 2008, our Kadant Jining subsidiary borrowed 40 million Chinese renminbi, or approximately $5.5 million at the December 29, 2007 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3.3 million, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2.2 million, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on the interest rate published by The People’s Bank of China for a loan of the same term less 5%. The proceeds from the 2008 Kadant Jining Loan were used to repay the 2006 Kadant Jining Loan totaling $5.5 million at December 29, 2007.

Interest Rate Swap Agreements

To hedge exposure to movements in the variable interest rate on the 2005 Term Loan, we entered into a swap agreement (2005 Swap Agreement), which was effective May 17, 2005, to convert $36 million of the principal balance of the $60 million term loan from a floating rate to a fixed rate of interest. The 2005 Swap Agreement had a five-year term, the same quarterly payment dates as the hedged portion of the term loan, and reduces proportionately in line with the amortization of the 2005 Term Loan. Under the 2005 Swap Agreement, we received a three-month LIBOR rate and paid a fixed rate of interest of 4.125%. On February 13, 2008, we terminated the 2005 Swap Agreement with a resulting loss of $0.4 million, which will be amortized to interest expense through the original maturity date of the 2005 Term Loan.

To hedge the exposure to movements in the variable interest rate on the 2006 Commercial Real Estate Loan, on May 3, 2006, we entered into a swap agreement effective May 5, 2006, which converts the 2006 Commercial Real Estate Loan from a floating rate to a fixed rate of interest (2006 Swap Agreement). The 2006 Swap Agreement has a ten-year term; the same quarterly payment dates as the 2006 Commercial Real Estate Loan, and reduces in line with the amortization of the 2006 Commercial Real Estate Loan. The 2006 Swap Agreement automatically terminates in the event there are no outstanding borrowings under the 2008 Credit Agreement (or successor credit facility), the 2006 Commercial Real Estate Loan, or any other borrowing under which Citizens Bank of Massachusetts is a lender. Under the 2006 Swap Agreement, we will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The guarantee and default provisions of the 2008 Credit Agreement (and any successor credit facility) and the 2006 Commercial Real Estate Loan, including those contained in the Mortgage and Security Agreements, also apply to the 2006 Swap Agreement.

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%.

Additional Liquidity and Capital Resources

On May 3, 2006, our board of directors authorized the repurchase of up to $15.0 million of our equity securities during the period from May 18, 2006 through May 18, 2007. We purchased 508,500 shares for $12.4 million under this authorization. On May 2, 2007, our board of directors approved the repurchase by us of up to

Kadant Inc.	2007 Annual Report

$20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases under the May 2007 authorization may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of December 29, 2007, no purchases had been made under the May 2007 authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through December 29, 2007, we have not provided for U.S. income taxes on approximately $80.9 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $3.1 million.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 29, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $5.3 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

On October 21, 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At December 29, 2007, the accrued warranty costs for Composites LLC were $2.1 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $8 to $9 million during 2008 for property, plant, and equipment.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our credit facilities and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

Kadant Inc.	2007 Annual Report

Contractual Obligations and Other Commercial Commitments

The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of December 29, 2007, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Long-term debt obligations (c)	$10.2	$22.7	$1.0	$6.8	$40.7
Interest (d)	1.9	2.1	1.0	1.3	6.3
Operating lease obligations	2.0	2.3	1.4	0.3	6.0
Kadant Johnson acquisition consideration (e)	0.9	3.4	–	–	4.3
Kadant Jining acquisition consideration (f)	1.5	–	–	–	1.5
Letters of credit (g)	14.7	9.2	0.1	–	24.0

Total (h)(i)	$31.2	$39.7	$3.5	$8.4	$82.8

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this analysis.
(b)	In the ordinary course of business, we are required to issue limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(c)	As of February 13, 2008, based on the terms of the 2008 Credit Agreement and the termination of the 2005 Credit Agreement, the annual payment requirements for long-term debt obligations are $0.5 million in 2008, $6.5 million in 2009 to 2010, $1.0 million in 2011 to 2012, and $26.7 million in 2013 to 2016.
(d)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of December 29, 2007.
(e)	In addition to the consideration paid at closing for Kadant Johnson, $4.3 million will be paid through 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize.
(f)	In addition to the consideration paid at closing for Kadant Jining, $0.5 million was paid in January 2008 and the remaining $1.0 million will be paid in 2008 if certain indemnification obligations are satisfied.
(g)	Primarily relates to performance obligations and customer deposit guarantees. This total excludes letters of credit of $11.3 million, which guarantee payment of amounts accrued on the balance sheet and reflected in the table within long-term debt obligations, Kadant Johnson acquisition consideration, and Kadant Jining acquisition consideration. Typically, these performance obligations and customer deposit guarantees have expired without being drawn upon.
(h)	This table excludes $0.3 million of accrued restructuring costs and $8.3 million of accrued pension and other post-retirement plans, included in other long-term liabilities in the accompanying consolidated financial statements, as these liabilities are not subject to fixed payment terms. We expect that the accrued restructuring costs will be paid in 2008.
(i)	This table excludes a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $5.3 million. Due to the uncertain nature related to these tax matters, we are unable to make a reasonably reliable estimate if and when cash settlements with the appropriate taxing authorities will occur.

Kadant Inc.	2007 Annual Report

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

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in a negative impact on our net income of $0.1 million in both 2007 and 2006.

A portion of our outstanding debt is sensitive to changes in interest rates. We hedged $30.9 million and $37.9 million of our debt at year-end 2007 and 2006, respectively, with “receive-variable pay-fixed” swap agreements. The fair values of the swap agreements are sensitive to changes in long-term swap rates. A 10% decrease in the long-term swap rates would have resulted in an increase in unrealized losses of $0.3 million and $0.1 million as of year-end 2007 and 2006, respectively. The remaining unhedged portion of the debt totaling $9.8 million and $16.1 million as of year-end 2007 and 2006, respectively, is sensitive to changes in interest rates. As of year-end 2007 and 2006, the interest rate on the unhedged portion of our U.S. debt was based on LIBOR and for our foreign debt based on rates established by The People’s Bank of China. A 10% increase in the year-end rates would have resulted in a negative impact on our net income of $0.1 million in both 2007 and 2006.

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

Kadant Inc.	2007 Annual Report

at year-end 2007 and 2006, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $16.6 million and $13.3 million, respectively.

The fair value of forward foreign exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward foreign exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% depreciation in year-end 2007 and 2006 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward foreign exchange contracts of $1.5 million and $0.5 million in 2007 and 2006, respectively. Since we use forward foreign exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward foreign currency exchange contracts resulting from changes in foreign currency exchange rates would be offset by corresponding changes in the fair value of the hedged items.

Item 8.    Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2007. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of December 29, 2007, our Chief Executive Officer and Chief Financial Officer concluded that as of December 29, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kadant Inc.	2007 Annual Report

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, our management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of December 29, 2007 our internal control over financial reporting is effective based on the criteria issued by COSO.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accountants, Ernst & Young LLP, have issued an audit report on our internal control over financial reporting, which is included herein on page F-3 and incorporated into this Item 9A by reference.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

This information will be under the heading “Election of Directors” in our 2008 proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated in this Report by reference, except as follows. The information concerning executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under Item 405 of Regulation S-K is included under the heading “Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 proxy statement and is incorporated in this Report by reference.

Corporate Governance

The information required under Item 406 of Regulation S-K will be included under the heading “Election of Directors – Corporate Governance – Code of Business Conduct and Ethics” in our 2008 proxy statement and is incorporated in this Report by reference.

Item 11.    Executive Compensation

This information will be included under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our 2008 proxy statement and is incorporated in this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information will be included under the heading “Stock Ownership” in our 2008 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2007 Annual Report

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 29, 2007:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	420,217	(1)	$26.61	(1)	1,186,423	(2)
Equity compensation plans not approved by security holders (3)	68,067		$13.95		12,002

Total	488,284	(1)	$24.84	(1)	1,198,425	(2)

(1)	Excludes an aggregate of 263,950 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(2)	Includes 263,950 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(3)	The material features of our 2001 employee equity incentive plan are described in Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 3 to the audited consolidated financial statements of this Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

This information will be included under the heading “Election of Directors” in our 2008 proxy statement and is incorporated in this Report by reference.

Item 14.    Principal Accountant Fees and Services

This information will be included under the heading “Independent Registered Public Accounting Firm” in our 2008 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2007 Annual Report

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):

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

(3)	Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 44. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b)	Exhibits

See the Exhibit Index beginning on page 44.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2008	KADANT INC.

By: /s/ WILLIAM A. RAINVILLE
William A. Rainville
Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 11, 2008.

Signature	Title

By: /s/ WILLIAM A. RAINVILLE William A. Rainville	Chairman of the Board, Chief Executive Officer, and President

By: /s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Executive Vice President, Chief Financial Officer

By: /s/ MICHAEL J. MCKENNEY Michael J. McKenney	Vice President, Finance and Chief Accounting Officer

By: /s/ JOHN M. ALBERTINE John M. Albertine	Director

By: /s/ JOHN K. ALLEN John K. Allen	Director

By: /s/ THOMAS C. LEONARD Thomas C. Leonard	Director

By: /s/ FRANCIS L. MCKONE Francis L. McKone	Director

Exhibit Index

Exhibit Number		Description of Exhibit
2.1		Purchase Agreement among the Registrant, Johnson Acquisition Corp., The Johnson Corporation and the principal shareholders of Johnson identified in the Purchase Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on April 12, 2005 and incorporated in this document by reference). (1)

2.2		Purchase Agreement dated October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on October 27, 2005 and incorporated in this document by reference). (1)

2.3		First Amendment dated as of October 10, 2006 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

4.1		Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on July 17, 2001, and incorporated in this document by reference).

10.1	*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2	*	Form of Change in Control Agreement between the Company and Mr. William A. Rainville, chairman and chief executive officer of the Company (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on December 8, 2006, and incorporated in this document by reference).

10.3	*	Form of Change in Control Agreement between the Company and Other Senior Officers (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on December 8, 2006, and incorporated in this document by reference).

10.4	*	Amended and Restated Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.5	*	Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit
10.6*	2001 Employee Equity Incentive Plan of the Registrant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 [File No. 1-11406] and incorporated in this document by reference).

10.7*	Kadant Inc. 2006 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 31, 2006, and incorporated in this document by reference).

10.8*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

10.9*	Amended and Restated Directors’ Restricted Stock Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 [File No. 1-11406] and incorporated in this document by reference).

10.10*	Cash Incentive Plan of the Registrant.

10.11*	Summary of Non-employee Director Compensation of the Registrant.

10.12*	Form of Restricted Stock Agreement for award of restricted shares to non-employee directors used for restricted stock awards prior to February 27, 2007 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on June 13, 2005 and incorporated in this document by reference).

10.13	Form of Restricted Stock Agreement for award of restricted shares to non-employee directors used for restricted stock awards on and after February 27, 2007 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 [File No. 1-11406] and incorporated in this document by reference).

10.14*	Form of Performance-Based Restricted Stock Unit Award Agreement dated May 24, 2007 between the Company and its executive officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [File No. 1-11406] filed with the Commission on August 8, 2007 and incorporated in this document by reference).

10.15*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards on and after March 3, 2008.

10.16*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for restricted stock unit awards on and after March 3, 2008.

10.17	Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated May 9, 2005 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 11, 2005 and incorporated in this document by reference). (1)

10.18	First Amendment to Credit Agreement dated May 9, 2005 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated October 21, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit
10.19	Second Amendment to Credit Agreement dated May 9, 2005 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, effective December 28, 2005 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on January 4, 2006 and incorporated in this document by reference).

10.20	International Swap Dealers Association, Inc. Master Agreement dated May 13, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.21	Third Amendment to the Credit Agreement dated April 3, 2006, among Kadant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on April 7, 2006 and incorporated in this document by reference).

10.22	Fourth Amendment dated May 9, 2007 to the Credit Agreement dated May 9, 2005 (as amended to date) among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q [File No. 1-11406] and incorporated in this document by reference).

10.23	Promissory Note in the principal amount of $10,000,000 dated May 4, 2006, between Kadant and Citizens Bank of Massachusetts (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.24	Limited Guaranty Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.25	Limited Guaranty Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.26	Limited Guaranty Agreement dated May 4, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.27	Mortgage and Security Agreement dated May 4, 2006 between Kadant and Citizens Bank of Massachusetts relating to the real property and related personal property located in Queensbury, New York (filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.28	Mortgage and Security Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Auburn, Massachusetts (filed as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

Exhibit Index

Exhibit Number	Description of Exhibit
10.29	Mortgage and Security Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Theodore, Alabama (filed as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.30	Mortgage and Security Agreement dated May 9, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Three Rivers, Michigan (filed as Exhibit 99.8 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.31	Short-term Advised Credit Line Facility Agreement dated as of July 30, 2007 between Kadant Jining Light Machinery Co., Ltd. and JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.32	Short-term Advised Credit Line Facility Agreement dated as of July 30, 2007 between Kadant Pulp and Paper Equipment (Yanzhou) Co., Ltd. and JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.33	Guaranty Agreement dated as of July 30, 2007 between the Registrant and JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.34	Amendment, Acknowledgement and Consent to the Guaranty dated as of January 28, 2008 to the Guaranty Agreement dated as of July 30, 2007 of the Registrant in favor of JPMorgan Chase Bank, N.A., Shanghai Branch.

10.35	Swap Confirmation dated February 13, 2008 between the Registrant and RBS Citizens, N.A.

10.36	RMB 40,000,000 Term Loan Agreement dated as of January 28, 2008 between Kadant Light Machinery (Jining) Co., Ltd. and JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on February 1, 2008, and incorporated in this document by reference).

10.37	Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.38	First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.39	Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

18	Letter of Independent Registered Public Accounting Firm regarding change in accounting principle.

21	Subsidiaries of the Registrant.

Exhibit Index

Exhibit Number	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(1)	The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Kadant Inc.

Annual Report on Form 10-K

Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II – Valuation and Qualifying Accounts	F-49

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheets of Kadant Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, comprehensive income and shareholders’ investment, and cash flows for each of the three fiscal years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the fiscal period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, Kadant Inc. adopted Statement of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 and effective December 30, 2006, Kadant Inc. adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and effective January 1, 2006, Kadant Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2008

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited Kadant Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Kadant Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 7, 2008

Kadant Inc.	2007 Financial Statements

Consolidated Statement of Income

(In thousands, except per share amounts)	2007	2006	2005
Revenues (Note 11)	$366,496	$341,613	$243,713

Costs and Operating Expenses:
Cost of revenues	227,716	214,919	149,744
Selling, general, and administrative expenses	95,616	90,236	74,617
Research and development expenses	5,957	6,201	4,887
Loss on sale of subsidiary (Note 2)	388	–	–
Restructuring and other costs (income), net (Note 8)	(219)	815	(118)

	329,458	312,171	229,130

Operating Income	37,038	29,442	14,583
Interest Income	1,570	1,121	1,505
Interest Expense (Note 6)	(3,086)	(3,328)	(2,114)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	35,522	27,235	13,974
Provision for Income Taxes (Note 5)	9,784	8,688	3,925
Minority Interest Expense	320	266	184

Income from Continuing Operations	25,418	18,281	9,865
Loss from Discontinued Operation (net of income tax benefit of $1,508, $702 and $1,608 in 2007, 2006, and 2005, respectively; Note 9)	(2,750)	(1,184)	(2,988)

Net Income	$22,668	$17,097	$6,877

Basic Earnings per Share (Note 12)
Continuing Operations	$1.80	$1.32	$.71
Discontinued Operation	(.19)	(.08)	(.21)

Net Income	$1.61	$1.24	$.50

Diluted Earnings per Share (Note 12)
Continuing Operations	$1.78	$1.30	$.70
Discontinued Operation	(.19)	(.09)	(.21)

Net Income	$1.59	$1.21	$.49

Weighted Average Shares (Note 12)
Basic	14,116	13,816	13,829

Diluted	14,290	14,097	14,104

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2007 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$61,553	$39,634
Accounts receivable, less allowances of $2,639 and $2,623	58,404	49,963
Unbilled contract costs and fees	27,487	24,087
Inventories	47,470	41,679
Other current assets	11,046	8,575
Assets of discontinued operation (Note 9)	1,293	4,461

Total Current Assets	207,253	168,399

Property, Plant, and Equipment, at Cost, Net	41,904	40,939

Other Assets	14,156	11,983

Intangible Assets	32,944	34,686

Goodwill	140,812	137,078

Total Assets	$437,069	$393,085

Liabilities and Shareholders’ Investment
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$10,240	$9,330
Accounts payable	37,132	32,934
Accrued payroll and employee benefits	17,510	15,685
Customer deposits	12,956	8,688
Other current liabilities	19,500	19,761
Liabilities of discontinued operation (Note 9)	2,428	1,459

Total Current Liabilities	99,766	87,857

Deferred Income Taxes (Note 5)	8,899	8,761

Other Long-Term Liabilities (Note 3)	17,731	12,833

Long-Term Obligations (Note 6)	30,460	44,652

Minority Interest	1,462	1,017

Commitments and Contingencies (Note 7)

Shareholders’ Investment (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,604,520 shares issued	146	146
Capital in excess of par value	91,753	93,002
Retained earnings	175,106	153,147
Treasury stock at cost, 174,045 and 616,737 shares	(4,152)	(14,401)
Accumulated other comprehensive items (Note 13)	15,898	6,071

Total Shareholders’ Investment	278,751	237,965

Total Liabilities and Shareholders’ Investment	$437,069	$393,085

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2007 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2007	2006	2005
Operating Activities
Net income	$22,668	$17,097	$6,877
Loss from discontinued operation (Note 9)	2,750	1,184	2,988

Income from continuing operations	25,418	18,281	9,865
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,363	7,758	6,931
Stock-based compensation expense	1,796	926	–
Loss on sale of subsidiary	388	–	–
Provision for losses on accounts receivable	216	725	185
Minority interest expense	320	266	184
Deferred income tax expense	4,930	5,065	1,511
Other items, net	(2,084)	(1,403)	1,293
Changes in current accounts, net of effects of acquisitions and disposition
Accounts receivable	(5,657)	(6,941)	(35)
Unbilled contract costs and fees	(3,213)	(12,137)	(493)
Inventories	(3,827)	(3,126)	4,362
Other current assets	(923)	22	542
Accounts payable	2,806	11,280	(4,465)
Other current liabilities	5,976	(8,383)	(817)

Net cash provided by continuing operations	33,509	12,333	19,063
Net cash used by discontinued operation	(1,866)	(4,172)	(1,360)

Net cash provided by operating activities	31,643	8,161	17,703

Investing Activities
Acquisitions and disposition, net of cash acquired (Note 2)	(2,867)	(17,639)	(103,614)
Acquisition costs capitalized, net	–	–	1,563
Acquisition of minority interest in subsidiary	–	(701)	(1,129)
Purchases of property, plant, and equipment	(4,908)	(4,097)	(3,245)
Proceeds from sale of property, plant, and equipment	157	412	507
Other, net	(633)	(316)	(501)

Net cash used in continuing operations	(8,251)	(22,341)	(106,419)
Net cash provided by discontinued operation	660	4,271	5,548

Net cash used in investing activities	(7,591)	(18,070)	(100,871)

Financing Activities
Proceeds from issuance of short- and long-term obligations (Note 6)	–	15,124	60,000
Increase in short- and long-term obligations	–	–	4,000
Repayment of long-term obligations (Note 6)	(13,633)	(16,642)	(5,522)
Purchases of Company common stock	(5,185)	(7,181)	(9,116)
Proceeds from issuance of Company common stock (Note 3)	9,225	9,380	1,393
Excess tax benefits from stock option exercises	2,946	2,529	–
Payment of debt issuance costs	(25)	(173)	(652)

Net cash (used in) provided by continuing operations	(6,672)	3,037	50,103
Net cash (used in) provided by discontinued operation	–	–	–

Net cash (used in) provided by financing activities	(6,672)	3,037	50,103

Exchange Rate Effect on Cash from Continuing Operations	1,945	2,538	(2,498)

Change in Cash from Discontinued Operation	2,594	3,146	(5,704)

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	21,919	(1,188)	(41,267)
Cash and Cash Equivalents at Beginning of Year	39,634	40,822	82,089

Cash and Cash Equivalents at End of Year	$61,553	$39,634	$40,822

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2007 Financial Statements

Consolidated Statement of Comprehensive Income and

Shareholders’ Investment

(In thousands)	2007	2006	2005
Comprehensive Income
Net Income	$22,668	$17,097	$6,877

Other Comprehensive Items (Note 13):
Foreign currency translation adjustment	10,859	7,909	(4,564)
Deferred loss on pension and other post-retirement plans (net of reclassification adjustment and net of tax of $211) (Note 3)	(578)	–	–
Unrecognized prior service loss (net of reclassification adjustment and net of tax of $3) (Note 3)	(10)	–	–
Unrecognized transition obligation (net of tax of $2) (Note 3)	(5)	–	–
Deferred (loss) gain on hedging instruments (net of tax of $95, $141 and $133 in 2007, 2006, and 2005, respectively)	(33)	(212)	174

Other Comprehensive Items	10,233	7,697	(4,390)

Comprehensive Income	$32,901	$24,794	$2,487

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning and end of year	$146	$146	$146

Capital in Excess of Par Value:
Balance at beginning of year	93,002	97,297	98,450
Adoption of SFAS 123R	–	(124)	–
Activity under employees’ and directors’ stock plans	(4,195)	(6,700)	(1,276)
Tax benefit related to employees’ and directors’ stock plans	2,946	2,529	123

Balance at end of year	91,753	93,002	97,297

Retained Earnings:
Balance at beginning of year	153,147	136,050	129,173
Net income	22,668	17,097	6,877
Adoption of FIN 48	(709)	–	–

Balance at end of year	175,106	153,147	136,050

Treasury Stock, at Cost:
Balance at beginning of year	(14,401)	(24,254)	(18,158)
Purchases of Company common stock	(5,185)	(7,181)	(9,116)
Activity under employees’ and directors’ stock plans	15,434	17,034	3,020

Balance at end of year	(4,152)	(14,401)	(24,254)

Deferred Compensation:
Balance at beginning of year	–	(124)	(50)
Adoption of SFAS 123R	–	124	–
Issuance of restricted stock under directors’ stock plans (Note 3)	–	–	(352)
Amortization of deferred compensation	–	–	278

Balance at end of year	–	–	(124)

Accumulated Other Comprehensive Items (Note 13):
Balance at beginning of year	6,071	(1,490)	2,900
Other comprehensive items	9,827	7,561	(4,390)

Balance at end of year	15,898	6,071	(1,490)

Shareholders’ Investment	$278,751	$237,965	$207,625

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc.’s (the Company) continuing operations include one operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines reported in Other Businesses, Fiber-based Products and Casting Products, through its sale in April 2007. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products for the global papermaking and paper recycling industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Through its Fiber-based Products line, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications. The Company manufactured grey and ductile iron castings through its Casting Products business until its sale in April 2007.

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold its composites business, which is presented as a discontinued operation in the accompanying consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At December 29, 2007, the accrued warranty costs for Composites LLC were $2,142,000, which represents the low end of the range of potential loss for products under warranty based on the level of claims received through the end of 2007. Composites LLC has calculated that the potential warranty cost ranges from $2,142,000 to approximately $13,100,000. See Warranty Obligation for Discontinued Operation below for further information. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in the Company’s consolidated financial statements. See Note 15 for information related to pending litigation associated with the composites business.

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

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Fiscal Year

The Company has adopted a fiscal year ending the Saturday nearest to December 31. References to 2007, 2006, and 2005 are for the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. Prior to 2006, the Company’s Kadant Lamort subsidiary, based in France, had a fiscal year ending on November 30 to allow sufficient time for the Company to consolidate the financial statements of that business. In 2006, the Kadant Lamort subsidiary changed its fiscal year end to conform to the Company’s fiscal year end. This change resulted in the inclusion of an additional month of operating results for Kadant Lamort, which had an immaterial effect on the Company’s consolidated income from continuing operations and net income in 2006.

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition, warranty obligations for continuing operations and the discontinued operation, stock-based compensation, income taxes, accounts receivable, inventories, derivatives, and the valuation of intangible assets and goodwill. A discussion on the application of these and other accounting policies is included in Note 1.

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

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method pursuant to Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues recorded under the percentage-of-completion method were $103,489,000 in 2007, $91,947,000 in 2006, and $55,590,000 in 2005. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.

The Company exercises judgment in determining its allowance for bad debts, which is based on its historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, the Company looks at historical write offs of its receivables. The Company also looks at current trends in the credit quality of its customer base as well as changes in its credit policies. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer’s current creditworthiness. The Company continuously monitors collections and payments from its customers. In addition, in some instances the Company utilizes letters of credit as a way to mitigate its credit exposure. In addition, the Company obtains letters of credit, principally issued by banks in China, related to certain contracts with its Chinese customers under which revenue is recognized using the percentage-of-completion method of accounting. While actual bad debts have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rate of bad debts that it had in the past, especially in light of business conditions in the paper industry. A significant change in the liquidity or financial position of any of the Company’s customers could result in the uncollectibility of the related accounts receivable and could adversely affect its operating cash flows in that period.

Warranty Obligations for Continuing Operations

The Company provides for the estimated cost of product warranties at the time of sale based on the actual historical occurrence rates and repair costs. The Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying consolidated balance sheet are as follows:

(In thousands)	2007	2006
Balance at Beginning of Year	$3,164	$2,836
Provision charged to income	3,516	1,541
Usage	(3,242)	(1,352)
Currency translation	181	139

Balance at End of Year	$3,619	$3,164

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Warranty Obligations for Discontinued Operation

On October 21, 2005, Composites LLC sold its composites business and retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Activity associated with the warranty reserve is classified in the results of the discontinued operation in the Company’s consolidated financial statements. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

Through the second quarter of 2006, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that contributed to variances between actual and expected claims rates.

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under Statement of Financial Accounting Standards (SFAS) No. 5 (SFAS 5), “Accounting for Contingencies,” to record the minimum amount of the potential range of loss for products under warranty. As of December 29, 2007, the accrued warranty costs associated with the composites business were $2,142,000, which represent the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2007. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation.

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

Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. Under this method, beginning on January 1, 2006, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards. The Company uses the Black-Scholes option-pricing model to determine fair value for option grants and the grant date trading price of the Company’s common stock to determine the fair value for restricted stock awards. Compensation expense is recognized over the vesting period of the award. Prior-period financial information has not been restated for the adoption of SFAS 123R.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

As a result of the adoption of SFAS 123R on January 1, 2006, the Company’s results of operations for 2007 and 2006 included incremental share-based pre-tax compensation expense related to stock options of $90,000 and $296,000, respectively. This incremental expense, net of related tax benefits, decreased basic and diluted earnings per share by less than $.01 in 2007 and $.01 in 2006. As of December 29, 2007, the Company had approximately $21,000 of unrecognized compensation cost related to stock option awards that will be recognized as expense in 2008. The total share-based compensation cost, including compensation expense associated with restricted stock and the employee stock purchase plan, was $1,796,000, $926,000, and $278,000 in 2007, 2006, and 2005, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of income. The adoption of SFAS 123R in 2006 resulted in the inclusion in cash flows from financing activities of $2,946,000 and $2,529,000 of total tax benefits realized from stock options exercised during 2007 and 2006, respectively, that would have been reflected in cash flows from operating activities prior to the adoption of SFAS 123R.

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

The following table illustrates the impact on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock-based employee compensation for 2005.

(In thousands, except per share amounts)	2005
Income from Continuing Operations	$9,865
Loss from Discontinued Operation	(2,988)

Net Income As Reported	6,877
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(561)

Pro Forma Net Income	$6,316

Basic Earnings per Share:
As reported:
Income from continuing operations	$.71
Net income	$.50
Pro forma:
Income from continuing operations	$.67
Net income	$.46
Diluted Earnings per Share:
As reported:
Income from continuing operations	$.70
Net income	$.49
Pro forma:
Income from continuing operations	$.66
Net income	$.45

Kadant Inc.	2007 Financial Statements

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 29, 2007, the Company believes that it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

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

Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share was computed assuming the effect of all potentially dilutive securities, including stock options and restricted stock awards, as well as their related tax effects.

Cash and Cash Equivalents

At year-end 2007 and 2006, the Company’s cash equivalents included investments in money market funds and other marketable securities of its domestic and foreign subsidiaries, which had maturities of three months or

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Supplemental Cash Flow Information

(In thousands)	2007	2006	2005
Cash Paid for Interest	$3,182	$3,232	$2,096
Cash Paid for Income Taxes	$5,095	$2,250	$2,422
Non-Cash Investing Activities (Note 2):
Fair Value of Assets Acquired	$–	$26,249	$158,694
Cash Paid for Acquired Business	–	(20,520)	(106,146)

Liabilities Assumed of Acquired Business	$–	$5,729	$52,548

Non-Cash Financing Activities:
Issuance of Restricted Stock	$464	$478	$352

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out; or weighted average basis) or market value and include materials, labor, and manufacturing overhead. The components of inventories are as follows:

(In thousands)	2007	2006
Raw Materials and Supplies	$23,587	$22,418
Work in Process	9,855	9,916
Finished Goods (includes $2,405 and $624 at customer locations)	14,028	9,345

	$47,470	$41,679

The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value.

In the fourth quarter of 2007, the Company changed its method of accounting for inventories at one of its U.S. subsidiaries from the lower of cost, as determined by the last-in, first-out (LIFO) method of accounting, or market to the lower of cost, as determined by the first-in, first-out (FIFO) method of accounting, or market. The Company believes that this change is preferable because: 1) the change conforms to a single method of accounting for all the Company’s inventories, 2) LIFO inventory values have not been materially different than FIFO inventory values for any reporting period, and 3) the majority of the Company’s competitors use FIFO. Had the Company used FIFO instead of LIFO for each reporting period for this U.S. subsidiary, the difference between the LIFO and FIFO valuation methods and their resulting effects on the consolidated financial statements would not have been material for each such period. As a result, the Company recorded the cumulative change from the LIFO to the FIFO method of accounting in the fourth quarter of 2007.

Property, Plant, and Equipment

The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the property as follows: buildings, 10 to 40 years; machinery and

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

equipment, 2 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Property, plant, and equipment consist of the following:

(In thousands)	2007	2006
Land	$5,251	$5,002
Buildings	37,672	36,275
Machinery, Equipment, and Leasehold Improvements	62,966	56,718

	105,889	97,995
Less: Accumulated Depreciation and Amortization	63,985	57,056

	$41,904	$40,939

Depreciation and amortization expense was $4,871,000, $4,960,000, and $5,019,000 in 2007, 2006, and 2005, respectively.

Intangible Assets

Intangible assets in the accompanying balance sheet include the costs of acquired intellectual property, tradename, patents, customer relationships, non-compete agreements and other specifically identifiable intangible assets. An intangible asset of $8,100,000 associated with the acquisition of the Johnson tradename as part of the Company’s acquisition of The Johnson Corporation in 2005 has an indefinite life and is not being amortized. The remaining intangible assets have been amortized using the straight-line method over periods ranging from 1 to 20 years with a weighted-average amortization period of 14 years. The intangible asset lives have been determined based on the anticipated period over which the Company will derive future cash flow benefits from the intangible assets. The Company has considered the effects of legal, regulatory, contractual, competitive, and other economic factors in determining these useful lives.

Acquired intangible assets are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
December 29, 2007
Customer relationships	$16,308	$1,364	$(3,013)	$14,659
Intellectual property	13,057	–	(5,252)	7,805
Tradename	8,100	–	–	8,100
Non-compete agreements	3,119	–	(3,114)	5
Distribution network	2,400	–	(372)	2,028
Licensing agreements	400	–	(53)	347

	$43,384	$1,364	$(11,804)	$32,944

December 30, 2006
Customer relationships	$16,317	$345	$(1,779)	$14,883
Intellectual property	13,057	–	(4,163)	8,894
Tradename	8,100	–	–	8,100
Non-compete agreements	3,119	–	(2,976)	143
Distribution network	2,400	–	(231)	2,169
Licensing agreements	400	–	(33)	367
Other	260	–	(130)	130

	$43,653	$345	$(9,312)	$34,686

Amortization of acquired intangible assets was $2,492,000 in 2007, $2,798,000 in 2006 and $1,912,000 in 2005. The estimated future amortization expense of acquired intangible assets is $2,481,000 in 2008; $2,431,000 in 2009; $2,431,000 in 2010, $2,239,000 in 2011, and $15,262,000 in the aggregate thereafter.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

Goodwill

Goodwill as of year-end 2007 and 2006 relates entirely to the Company’s Papermaking Systems segment. The changes in the carrying amount of goodwill in 2007 and 2006 are as follows:

(In thousands)	2007	2006
Balance at Beginning of Year	$137,078	$124,425
(Decrease) Increase due to Kadant Johnson acquisition	(1,237)	4,389
Increase due to Kadant Jining acquisition	441	5,267
Increase due to Purchase of Minority Interest in Subsidiary	–	344
Currency Translation Adjustment	4,530	2,653

	$140,812	$137,078

During 2006, the Company acquired the remaining minority interest in one of its Kadant Johnson subsidiaries for $701,000 in cash and recorded $344,000 of goodwill.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. The Company completed its annual impairment test in the fourth quarter of 2007 using the estimates from its long-range forecasts. No adjustment was required to the carrying value of its goodwill or indefinite-lived intangible assets based on the analysis performed.

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

Kadant Inc.	2007 Financial Statements

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

The Company entered into interest rate swap agreements in 2007 and 2006 to hedge a portion of its variable rate debt and has designated these agreements as cash flow hedges of the underlying obligations. The fair values of the interest rate swap agreements are included in other assets for unrecognized gains and in other liabilities for unrecognized losses with an offset in accumulated other comprehensive items (net of tax). The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company in the first quarter of 2008. The adoption of SFAS 157 is not expected to materially affect the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. SFAS 159 is effective for the Company in the first quarter of 2008. The adoption of SFAS 159 is not expected to materially affect the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair values at the acquisition date. SFAS 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies  (continued)

business combinations completed subsequent to its adoption. As of December 29, 2007, the Company had a valuation allowance of $1,270,000 relating to the Kadant Johnson acquisition, a liability for unrecognized tax benefits of $517,000, and accrued interest and penalties of $843,000, all of which if recognized would affect goodwill. However, if those tax benefits are recognized after the adoption of SFAS No. 141(R), the amounts would have an impact on the Company’s annual effective tax rate.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that SFAS 160 will have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ presentations to conform to the 2007 presentation.

2.    Acquisitions and Disposition

Disposition

On April 30, 2007, the Company’s Kadant Johnson Holdings Inc. (formerly Specialty Castings Inc.) subsidiary sold substantially all the assets of its Casting Products business for $390,000, consisting of $250,000 received in cash and a $140,000 note receivable. The note receivable bears interest at a rate of 8% annually and is to be repaid by the buyer on a monthly basis over a 5-year period, commencing on January 1, 2008. The Company recorded a pre-tax loss of $388,000 ($233,000 after-tax, or $.02 per diluted share) on the sale in 2007.

Kadant Jining Acquisition

On June 2, 2006, the Company’s subsidiary, Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), and, by September 30, 2006, acquired substantially all of the assets of Huayi (Kadant Jining acquisition) including cash, inventory, machinery, equipment, and buildings for $21,153,000, net of assumed liabilities of $2,253,000 related primarily to acquired customer deposits. Of the total consideration, $17,331,000 was paid in cash, including $1,032,000 for acquisition-related costs. To finance a portion of the purchase price, Kadant Jining borrowed 40 million Chinese renminbi, originally translated at $5,072,000. Of the remaining purchase obligation of $3,822,000, $2,365,000 was paid as of December 29, 2007, $542,000 was paid in January 2008, and the remainder will be paid in 2008 if certain indemnification obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China. The Company believes that the acquisition of this business will allow the Company to deliver its stock-preparation systems and aftermarket products to customers in China more efficiently, supply parts and components to North America and Europe, and extend the Company’s customer base to include more small-to-midsize mills in China.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisitions and Disposition  (continued)

This acquisition was accounted for under the purchase method of accounting and the operating results for Kadant Jining have been included in the accompanying consolidated financial statements from the acquisition date of June 2, 2006. The following table summarizes the purchase method of accounting for this acquisition (in thousands):

Allocation of Purchase Price:
Cash and Cash Equivalents	$2,180
Inventory	2,312
Other Current Assets	415
Property, Plant, and Equipment	8,928
Other Assets	3,254
Intangible Assets	608
Goodwill	5,709

Total Assets Acquired	23,406

Current Liabilities Assumed	2,253

Net Assets Acquired	$21,153

Consideration:
Cash	$11,227
Debt	5,072
Short- and Long-Term Obligations	3,822
Acquisition Costs	1,032

Total Consideration	$21,153

The allocation of the purchase price was based on the fair value of the assets acquired. Intangible assets of $608,000 relate to customer relationships with a five year useful life. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $5,709,000, which is fully deductible for tax purposes.

Pro forma disclosure of the results of operations as if the Kadant Jining acquisition had occurred at the beginning of 2006 is not required, as the acquisition did not meet the definition of a material business combination outlined in SFAS No. 141, “Business Combinations.”

Kadant Johnson Acquisition

On May 11, 2005, the Company acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. Kadant Johnson was a privately held company based in Three Rivers, Michigan, with approximately 575 employees. The acquisition of Kadant Johnson allows the Company to offer Kadant Johnson’s complementary products and extends the Company’s technology-based offerings in the paper industry, while allowing it to capitalize on Kadant Johnson’s significant aftermarket business. The purchase price for the acquisition was $114,037,000, of which $101,458,000 was paid in cash at closing, $1,576,000 was paid in 2006 in settlement of post-closing adjustments, $4,856,000 was paid for acquisition-related costs, and $6,147,000 is additional cash consideration to be paid from 2006 to 2010. The additional consideration of $6,147,000 relates to certain tax assets of Kadant Johnson, the value of which the

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisitions and Disposition  (continued)

Company expects to realize. The Company paid $922,000 of this additional consideration in each of 2006 and 2007. The remaining balance, of which $922,000 is included in other current liabilities and $3,381,000 is included in other long-term liabilities in the accompanying consolidated balance sheet as of year-end 2007, is due over the next three years as follows: $922,000 in each of 2008 and 2009, and $2,459,000 in 2010.

The acquisition was recorded under the purchase method of accounting and the operating results of Kadant Johnson have been included in the accompanying consolidated financial statements from the acquisition date of May 11, 2005. The following table summarizes the purchase method of accounting for the acquisition (in thousands):

Allocation of Purchase Price:
Cash and Cash Equivalents	$4,071
Accounts Receivable, Net	17,585
Notes Receivable	5,577
Inventory	12,552
Other Current Assets	5,323
Property, Plant, and Equipment	17,892
Long-Term Deferred Tax Assets	9,317
Other Assets	657
Intangible Assets	34,480
Goodwill	53,619

Total Assets Acquired	$161,073

Accounts Payable	$6,751
Other Current Liabilities	14,491
Short- and Long-Term Debt	3,286
Long-Term Deferred Tax Liabilities	16,651
Other Liabilities	4,727
Minority Interest	1,130

Total Liabilities Assumed	47,036

Net Assets Acquired	$114,037

Consideration:
Cash	$43,034
Debt	60,000
Short- and Long-Term Obligations	6,147
Acquisition Costs	4,856

Total Consideration	$114,037

The following are the identifiable intangible assets acquired and the respective periods over which the assets will be amortized on a straight-line basis:

(In thousands)	Amount	Life
Intellectual property	$7,840	11 years	*
Customer relationships	15,700	17 years	*
Distribution network	2,400	17 years
Tradename	8,100	Indefinite
Licensing agreements	400	20 years
Non-compete agreements	40	3 years

	$34,480

*	approximate weighted-average lives

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

2.    Acquisitions and Disposition  (continued)

The amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date using income and cost approaches. As part of the acquisition, the Company acquired the Johnson tradename valued at $8,100,000. The Company has no plan or intention to stop using the Johnson tradename and does not foresee any legal, regulatory, contractual, competitive, economic, or other factors that would limit the remaining useful life of the Johnson tradename, and therefore has assigned it an indefinite useful life.

The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $53,619,000, none of which is deductible for tax purposes.

The following condensed consolidated statement of operations is presented as if the acquisition of Kadant Johnson had been made at the beginning of the period presented. This information is not necessarily indicative of what the actual condensed combined statement of operations of the Company and Kadant Johnson would have been for the period presented, nor does it purport to represent the future combined results of operations of the Company and Kadant Johnson.

(In thousands)	2005
Revenues	$272,778

Operating Income *	3,912

Income from Continuing Operations	462
Loss from Discontinued Operation	(2,988)

Net Loss	$(2,526)

Basic Earnings (Loss) per Share:
Income from Continuing Operations	$.03
Net Loss	$(.18)
Diluted Earnings (Loss) per Share:
Income from Continuing Operations	$.03
Net Loss	$(.18)

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

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 934,475 shares available for grant under stock-based compensation plans at December 29, 2007.

Restricted Stock Awards

Restricted Stock—In 2007, the Company granted an aggregate of 20,000 restricted shares to its outside directors with an aggregate fair value of $464,000, which vested at a rate of 5,000 shares per quarter on the last day of each quarter. The Company recognized a tax benefit of $53,000 associated with these restricted shares. In 2007, the Company also granted an aggregate of 40,000 restricted shares with an aggregate fair value of $928,000 to its outside directors, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s equity incentive plans. These restricted shares are forfeited if a change in control does not occur by the end of the first quarter of 2008. In 2006 and 2005, the Company awarded 20,000 shares and 17,500 shares, respectively, of its restricted common stock with an aggregate fair value of $478,000 and $352,000, respectively, to its outside directors. These restricted shares vested immediately, but are restricted from resale for three years from the date of award.

Performance-Based Restricted Stock Units—On May 24, 2007, the Company granted restricted stock units (RSU) which represented, in aggregate, the right to receive 104,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $28.21 per share to certain officers of the Company. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will cliff vest in their entirety on the last day of the Company’s 2009 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount was subject to adjustment based on the achievement of specified earnings before interest, taxes, depreciation and amortization (EBITDA) targets generated from continuing operations for the nine-month period ended December 29, 2007, which were exceeded, and resulted in an adjusted RSU amount of 134,160 shares deliverable upon vesting. The Company is recognizing compensation expense associated with these RSUs ratably over the vesting period based on the grant date fair value. In the second and third quarters of 2007, the Company recognized compensation expense based on the probable number of RSUs to be granted, which was 125% of the target RSU amount. The actual EBITDA for the nine-month period ended December 29, 2007 was 114% of the EBITDA target and in the fourth quarter of 2007, compensation expense was adjusted to reflect the actual number of RSUs to be issued, which is 129% of the target RSU amount, or 134,160 RSUs.

The RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability or a change in control of the Company. If the officer dies or is disabled prior to the vesting date, then a ratable portion of the RSUs will vest. If a change in control occurs prior to the end of the Company’s 2009 fiscal year, the officer will receive the number of deliverable RSUs based on the achievement of the performance goal, as stated in the RSU agreement.

Compensation expense of $869,000 was recognized in 2007 associated with the performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $2,916,000 as of December 29, 2007 and will be recognized over the next 2 years.

Time-Based Restricted Stock Units—On May 24, 2007, the Company granted 61,550 RSUs (Time-Based RSU) with a grant date fair value of $28.21 per share to certain employees of the Company. Each Time-Based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Time-Based RSUs will cliff vest in their entirety on May 24, 2011, provided the recipient remains employed with the Company through the vesting date. The Time-Based RSU agreement provides for forfeiture in certain events,

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. The Company is recognizing compensation expense associated with these Time-Based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $260,000 was recognized in 2007 associated with the Time-Based RSUs. Unrecognized compensation expense related to the Time-Based RSUs totaled approximately $1,476,000 as of December 29, 2007 and will be recognized over the next 3.5 years.

A summary of the status of the Company’s unvested restricted share/unit awards for year-end 2007 is as follows:

Unvested Restricted Share/Unit Awards	Shares/Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 30, 2006	–	–
Granted	256	$27.03
Vested	(20)	$23.20
Forfeited / Expired	–	–

Unvested at December 29, 2007	236	$27.36

Stock Options

Outstanding options granted prior to 2001 are nonqualified options that are exercisable immediately, but are subject to provisions similar to vesting that restrict transfer and afford the Company the right to repurchase the shares at the exercise price upon certain events. The restrictions and repurchase rights for these options generally lapse over five to ten years and the terms of the options may range from five to twelve years. Options granted under these plans in 2001 and after have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Company generally issues its common stock out of treasury stock to satisfy option exercises.

There were no stock options granted in 2007 and 2006. For 2005, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming no expected dividends, with the following assumptions:

2005
Options Granted	140,000
Weighted-average Exercise Price	$19.17
Weighted-average Grant Date Fair Value	$8.07
Volatility	42%
Risk-Free Interest Rate	4.0%
Expected Life of Options	5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Expected stock price volatility was calculated based on a review of the Company’s actual historic stock prices commensurate with the expected life of the award. The expected option life was derived based on a review of the Company’s historic option holding periods, including consideration of the holding period inherent in currently vested but unexercised options. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

is commensurate with the expected term of the option. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

A summary of the Company’s stock option activity for 2007 is as follows:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Options Outstanding, Beginning of Year	900	$17.58
Granted	–	–
Exercised	(606)	15.00
Expired	(1)	110.80

Options Outstanding, End of Year	293	$22.59	1.5 years	$3,844

Vested and Unvested Expected to Vest, End of Year	293	$22.59	1.5 years	$3,844

Options Exercisable, End of Year	279	$22.74	1.4 years	$3,689

(a) Market price per share on December 29, 2007 was $31.22.

Unrecognized compensation expense related to unvested stock options totaled approximately $21,000 as of December 29, 2007 and will be recognized in 2008.

A summary of the Company’s stock option exercises in 2007, 2006, and 2005 are as follows:

(In thousands)	2007	2006	2005
Total intrinsic value of options exercised	$8,508	$7,492	$649
Cash received from options exercised	9,225	9,380	1,393
Income tax benefits from options exercised	2,893	2,529	123

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2007, 2006, and 2005 plan years, the Company issued 19,639 shares (issued December 31, 2007), 22,007 shares, and 14,775 shares, respectively, of its common stock under this plan.

Profit-Sharing, 401(k) Savings and Other Defined Contribution Plans

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

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

Through June 30, 2006, another of the Company’s U.S. subsidiaries had a 401(k) retirement savings plan with a profit-sharing feature that required a minimum annual Company contribution of 3% of eligible employee compensation and allowed for an additional contribution of up to 12% of eligible compensation at the discretion of the Company. Effective July 1, 2006, the total Company contribution was reduced to 6% of eligible compensation. Effective January 1, 2007, this plan was restated to eliminate the profit-sharing feature and to base Company contributions on the level of employee contributions instead of eligible compensation. All contributions related to this plan are immediately vested.

Certain of the Company’s subsidiaries offer other retirement plans, the majority of which are defined contribution plans. Company contributions to these plans are based on formulas determined by the Company.

For these plans, the Company contributed and charged to expense approximately $3,342,000, $3,446,000, and $2,790,000 in 2007, 2006, and 2005, respectively.

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

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

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

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

Included in accumulated other comprehensive income at December 29, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service income of $1,153,000 ($692,000 net of tax) and unrecognized actuarial loss of $2,584,000 ($1,562,000 net of tax). The prior service income and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during year-end 2008 is $740,000 ($444,000 net of tax) and $66,000 ($40,000 net of tax), respectively.

The following table summarizes the change in the benefit obligation; the change in plan assets; the funded status; and reconciliation to the amounts recognized in the balance sheets for the pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$20,072	$18,952	$4,760	$6,740
Service cost	819	752	104	190
Interest cost	1,119	1,048	236	323
Actuarial loss (gain)	150	(525)	(362)	346
Amendments/plan changes	–	591	–	(2,416)
Benefits paid	(970)	(746)	(325)	(626)
Effect of currency translation	–	–	188	203

Benefit obligation at end of year	$21,190	$20,072	$4,601	$4,760

Change in Plan Assets:
Fair value of plan assets at beginning of year	$18,297	$17,038	$–	$–
Actual return on plan assets	692	2,005	–	–
Employer contribution	200	–	326	626
Benefits paid	(970)	(746)	(326)	(626)

Fair value of plan assets at end of year	$18,219	$18,297	$–	$–

Unfunded status	$(2,971)	$(1,775)	$(4,601)	$(4,760)

Items Not Yet Recognized as a Component of Net Periodic Benefit Cost:
Unrecognized net actuarial (loss) gain	(2,711)	(1,846)	127	(274)
Unrecognized prior service (cost) income	(549)	(604)	1,702	2,497

Total Items Not Yet Recognized as a Component of Net Periodic Benefit Cost	$(3,260)	$(2,450)	$1,829	$2,223

Amounts Recognized in the Balance Sheet Consist of:
Accrued benefit cost (a)	$(2,971)	$(1,775)	$(4,601)	$(4,760)

Accumulated benefit obligation as of year-end	$17,660	$16,704	$1,506	$1,384

(a)	Included in other long-term liabilities in the accompanying consolidated balance sheet.

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	5.79%	4.76%
Rate of compensation increase	4.00%	4.00%	2.00%	2.00%

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

	Pension Benefits			Other Benefits
(In thousands)	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost (Income):
Service cost	$819	$752	$715	$104	$190	$295
Interest cost	1,119	1,048	1,007	236	323	336
Expected return on plan assets	(1,442)	(1,414)	(1,404)	–	–	–
Recognized net actuarial loss	36	60	–	28	33	36
Amortization of prior service cost (income)	55	47	46	(794)	(334)	(58)

Net periodic benefit cost (income)	$587	$493	$364	$(426)	$212	$609

The weighted-average assumptions used to determine net periodic benefit cost (income) were as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.75%	5.75%	6.00%	5.45%	4.48%	5.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	–	–	–
Rate of compensation increase	4.00%	4.00%	4.00%	2.00%	2.00%	2.00%

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

Assumed weighted-average healthcare cost trend rates* as of year-end were as follows:

	2007	2006
Healthcare cost trend rate assumed for next year	7.00%	7.37%
Ultimate healthcare cost trend rate	5.11%	3.66%
Year that the assumed rate reaches ultimate rate	2011	2011

*	See Information and Assumptions for the Post-Retirement Welfare Benefits Plan at the end of Note 3 for more detail.

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components - (expense) income	$(15)	$13
Effect on post-retirement benefit obligation	$(195)	$171

Plan Assets

For the Kadant Web Systems noncontributory defined benefit retirement plan, the weighted-average asset allocation at December 29, 2007 and December 30, 2006, by asset category, is as follows:

Asset Category	2007	2006
Equity securities	46%	46%
Debt securities	44%	44%
Other	10%	10%

Total	100%	100%

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

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

Cash Flows

Contributions

Four quarterly cash contributions of $400,000 each are expected for the Kadant Web Systems noncontributory defined benefit retirement plan in 2008. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than funding current benefit payments are expected in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2007.

(In thousands)	Pension Benefits	Other Benefits
2008	$2,734	$369
2009	1,016	338
2010	1,711	423
2011	950	405
2012	1,901	326
2013-2017	8,096	2,336

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

3.    Employee Benefit Plans  (continued)

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

Kadant Web Systems Post-Retirement Welfare Benefits Plan

All eligible retirees are currently participating in the Kadant Web Systems post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, Kadant Web Systems capped its monthly contribution to the plan at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 8% in 2007, decreasing to an ultimate rate of 0% in 2012.

On December 8, 2003, Medicare reform legislation was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. No change in assumptions was required as a result of this legislation.

Kadant Johnson Post-Retirement Welfare Benefits Plan

All eligible retirees are currently participating in the Kadant Johnson post-retirement welfare benefits plan. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions up to annual employee and plan stop loss limitations. On August 17, 2006, this post-retirement benefit plan was amended to reduce the annual subsidy provided under the plan effective January 1, 2007. In addition, this plan will be closed to employees who will not meet its retirement eligibility requirements on January 1, 2012. The medical healthcare cost trend rate is assumed to be 7% in 2007, decreasing to an ultimate rate of 5% in 2011.

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

The following subsidy payments are expected to be received:

(In thousands)	Expected Part D Subsidy
2008	31
2009	39

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

Kadant Inc.	2007 Financial Statements

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

At December 29, 2007, the Company had reserved 1,689,278 unissued shares of its common stock for possible issuance under stock-based compensation plans.

5.    Income Taxes

The components of income from continuing operations before provision for income taxes and minority interest expense are as follows:

(In thousands)	2007	2006	2005
Domestic	$16,289	$14,813	$9,510
Foreign	19,233	12,422	4,464

	$35,522	$27,235	$13,974

The components of the provision for income taxes for continuing operations are as follows:

(In thousands)	2007	2006	2005
Current Provision:
Federal	$1,039	$146	$(5)
Foreign	3,261	3,340	2,758
State	554	137	(339)

	4,854	3,623	2,414

Deferred Provision:
Federal	5,092	5,101	2,197
Foreign	81	(296)	(1,538)
State	(243)	260	852

	4,930	5,065	1,511

	$9,784	$8,688	$3,925

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

The income tax provision included in the accompanying statement of income is as follows:

(In thousands)	2007	2006	2005
Continuing Operations	$9,784	$8,688	$3,925
Discontinued Operation	(1,508)	(702)	(1,608)

	$8,276	$7,986	$2,317

The Company generally receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. The current provision for income taxes does not reflect $2,893,000, $2,529,000, and $123,000 of such benefits from the exercise of stock options that have been allocated to capital in excess of par value in 2007, 2006, and 2005, respectively. In addition, in 2007, there is an additional tax benefit of $53,000 associated with restricted stock awards.

The provision for income taxes for continuing operations in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes and minority interest expense due to the following:

(In thousands)	2007	2006	2005
Provision for Income Taxes at Statutory Rate	$12,433	$9,532	$4,891
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	382	258	334
U.S. tax (benefit) cost of foreign earnings	(467)	54	45
Foreign tax rate differential	(2,802)	(1,632)	(1,400)
Tax reimbursement from former parent	–	–	(882)
Extraterritorial income exclusion	(33)	(23)	(25)
Change in valuation allowance	17	242	429
Nondeductible expenses	542	727	876
Other	(288)	(470)	(343)

	$9,784	$8,688	$3,925

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

Net deferred tax liability in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2007	2006
Deferred Tax Asset (Liability):
Reserves and accruals	$8,082	$7,346
Foreign and alternative minimum tax credits	6,923	6,241
Operating loss carryforwards	5,072	10,510
Research and development	2,330	865
Inventory basis difference	772	888
Employee Compensation	683	174
Allowance for doubtful accounts	192	367
Other	161	334

Deferred Tax Asset, Gross	24,215	26,725
Less: Valuation Allowance	(2,696)	(2,831)

Deferred Tax Asset, Net	21,519	23,894

Intangible assets	(19,668)	(19,342)
Fixed assets basis difference	(3,281)	(3,941)
Reserves and accruals	(707)	(860)
Revenue recognition	(369)	(253)
Other	(218)	(154)

Deferred Tax Liability	(24,243)	(24,550)

Net Deferred Tax Liability	$(2,724)	$(656)

The deferred tax asset and liability are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

The Company has established valuation allowances related to certain foreign deferred tax assets and tax credits. The valuation allowance at year-end 2007 was $2,696,000. The decrease in the valuation allowance of $135,000 related primarily to changes associated with Kadant Johnson purchase price accounting adjustments. Included in the valuation allowance is approximately $1,270,000 relating to the Kadant Johnson acquisition. In the event the tax assets from the Kadant Johnson acquisition are realized and the corresponding valuation allowance is no longer required, goodwill of the acquired business will be reduced accordingly. However, if the valuation allowances are determined to be no longer required after the adoption of SFAS 141(R), then the reversal of the allowances would be through the annual effective tax rate.

At year-end 2007, the Company had domestic federal, state, and foreign net operating loss carryforwards of $9,220,000, $7,457,000 and $5,083,000, respectively, and foreign tax credits of $5,658,000. The domestic federal net operating loss carryforwards will expire in the years 2024 through 2026 and the domestic state loss carryforwards will expire in the years 2008 through 2027. Their use is limited to future taxable earnings from the Company’s domestic subsidiaries. Of the foreign net operating loss carryforwards, $1,946,000 expires in the years 2008 through 2027, and the remainder does not expire. The foreign tax credits expire beginning in 2012.

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

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

It is the Company’s practice to reinvest indefinitely the earnings of its international subsidiaries, except in instances in which the Company can remit such earnings without a significant associated tax cost. Through year-end 2007, the Company has not provided U.S. income taxes on approximately $81,000,000 of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company remitted the foreign earnings to the U.S., would be approximately $3,100,000.

One of the Company’s Chinese subsidiaries that was part of the Kadant Johnson acquisition had a tax holiday in China, which reduces the income tax in that country. This holiday expired at the end of 2007. Two other Chinese subsidiaries began their tax holiday during 2007 which will expire in 2011. Based on the currently enacted regular corporate income tax rate in China, the benefit to the Company of the tax holiday for year-end 2007 was approximately $564,000, or $.04 per diluted share.

The Company operates within multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes —An Interpretation of FASB Statement No. 109,” on December 31, 2006. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $709,000, increasing its liability for unrecognized tax benefits and reducing the December 31, 2006 balance of retained earnings.

A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2007
Unrecognized tax benefits, December 31, 2006	$4,069
Gross increases—tax positions in prior periods	–
Gross decreases—tax positions in prior periods	(1)
Gross increases—current-period tax positions	601
Settlements	(32)
Lapse of statutes of limitation	(597)

Unrecognized tax benefits, December 29, 2007	$4,040

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company has accrued $1,309,000 and $1,219,000 for the potential payment of interest and penalties at year-end 2007 and 2006, respectively. The interest and penalties reflected in the income statement in 2007 was approximately $13,000.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the annual effective tax rate were $1,285,000 and $1,267,000 for year-end 2007 and 2006, respectively. The Company had additional unrecognized tax benefits of $517,000 and $878,000 for year-end 2007 and 2006, respectively, and $843,000 and $920,000 of interest and penalties for year-end 2007 and 2006, respectively, which if recognized would affect goodwill. However, if those tax benefits are recognized after the adoption of SFAS No. 141(R), the amounts would have an impact on the annual effective tax rate.

The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

5.    Income Taxes  (continued)

As of year-end 2007, the Company was subject to U.S. Federal income tax examinations for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return and for the tax years 2004 through 2007, and to non-U.S. income tax examinations for the tax years 2001 through 2007. In addition, the Company was subject to state and local income tax examinations for the tax years 2003 through 2007.

6.    Long-Term Obligations and Other Financing Arrangements

Long-term obligations at year-end 2007 and 2006 are as follows:

(In thousands)	2007	2006
Variable Rate Term Loan, due from 2008 to 2010	$25,974	$39,108
Variable Rate Term Loan, due from 2008 to 2016	9,250	9,750
Variable Rate Term Loan, due 2010	5,476	5,124

Total Long-Term Obligations	40,700	53,982
Less: Current Maturities	(10,240)	(9,330)

Long-Term Obligations, less Current Maturities	$30,460	$44,652

The annual payment requirements for long-term obligations are as follows:

(In thousands)
2008	$10,240
2009	11,323
2010	11,387
2011	500
2012	500
2013 and thereafter	6,750

The weighted average interest rate for long-term obligations was 5.57% and 5.51% at year-end 2007 and 2006, respectively.

2005 Credit Agreement and Term Loan

To fund a portion of the purchase price for the acquisition of Kadant Johnson, the Company entered into a term loan and revolving credit facility (2005 Credit Agreement) effective May 9, 2005 in the aggregate principal amount of up to $95,000,000, including a $35,000,000 revolver. On May 11, 2005, the Company borrowed $60,000,000 (2005 Term Loan) under the 2005 Credit Agreement, which was repayable in quarterly installments over a five-year period.

Interest on the 2005 Credit Agreement and 2005 Term Loan accrued and was payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin up to 0.25%, or (b) a eurocurrency rate plus an applicable margin between 0.625% and 1.25%. The applicable margin was determined based upon the Company’s total debt to EBITDA ratio.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

6.    Long-Term Obligations and Other Financing Arrangements  (continued)

In connection with the 2005 Credit Agreement, the Company agreed to pay a commitment fee, payable quarterly, at an initial rate of 0.25% per annum of the unused amount of revolving credit commitments, subject to adjustment based upon the Company’s total debt to EBITDA ratio (resulting in a per annum rate of between 0.175% and 0.275%). The unused portion of the revolving credit facility totaled $14,504,000 as of December 29, 2007.

The obligations of the Company under the 2005 Credit Agreement may have been accelerated upon the occurrence of an event of default under the 2005 Credit Agreement, which included customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as ERISA, uninsured judgments and the failure to pay certain indebtedness, and a change-of-control default.

In addition, the 2005 Credit Agreement contained negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.0, which was to be lowered to 2.5 in certain circumstances, including when the Company made a material acquisition or repurchased its stock. Pursuant to an amendment to the 2005 Credit Agreement effective December 28, 2005, this maximum consolidated leverage ratio was increased from 2.5 to 2.75 in the second and third quarters of 2006 due to the acquisition of Kadant Jining. The Company was also required to comply with a minimum consolidated fixed charge coverage ratio of 1.5. In addition to the financial covenants, the Company was also required to comply with covenants related to restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing the Company’s fiscal year, negative pledges, arrangements affecting subsidiary distributions, and entering into new lines of business. As of December 29, 2007, the Company was in compliance with these covenants.

The loans under the 2005 Credit Agreement were guaranteed by certain domestic subsidiaries of the Company and secured by a pledge of 65% of the stock of the Company’s first-tier foreign subsidiaries and the Company’s subsidiary guarantors pursuant to a guarantee and pledge agreement effective May 9, 2005 in favor of JPMorgan Chase Bank, N.A., as agent on behalf of the lenders.

On May 9, 2007, the Company entered into a fourth amendment to the 2005 Credit Agreement to eliminate one of the restrictions on the payment of dividends and repurchases of the Company’s common stock, which was limited to $15 million plus 50% of net income earned after May 9, 2005. The Company was still required to comply with a maximum consolidated leverage ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined in the 2005 Credit Agreement) of 2.5 to 1 prior to the payment of any dividend or the making of any stock repurchases.

See Note 15 for information related to the repayment of the outstanding debt and the termination of the 2005 Credit Agreement in January 2008.

2006 Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1%

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

6.    Long-Term Obligations and Other Financing Arrangements  (continued)

margin. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements).

The obligations of the Company under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral, and uninsured judgments. In addition, the occurrence of an event of default under the 2005 Credit Agreement or any successor credit facility would be an event of default under the Loan.

2006 Kadant Jining Loan and 2007 Credit Facilities

On June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or approximately $5,476,000 at December 29, 2007, under a 47-month interest-only loan (2006 Kadant Jining Loan). Interest on the 2006 Kadant Jining Loan accrued and was payable quarterly in arrears based on the interest rate published by The People’s Bank of China for a loan of the same term less 10%. See Note 15 for information related to the repayment of this debt obligation in January 2008.

On July 30, 2007, Kadant Jining and Kadant Pulp and Paper Equipment Light Machinery (Jining) Co., Ltd. (Kadant Yanzhou) each entered into a short-term advised credit line facility agreement (Facilities). The Facilities permit Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.2 million at December 29, 2007, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.1 million at December 29, 2007, for up to 364 days. Borrowings made under the Facilities will bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China. The Facilities will be used for general working capital purposes and may include the cash collateralization of certain bank payment guarantees provided in connection with the Kadant Jining acquisition. The Company provided a guaranty dated July 30, 2007, to secure the payment of all obligations under the Facilities and provides a cross-default to the Company’s other senior indebtedness, including the 2005 Credit Agreement. See Note 15 for information related to borrowings made under the Facilities in January 2008.

Debt Issuance Costs

Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of December 29, 2007, unamortized debt issuance costs were approximately $317,000.

Financial Instruments

The Company entered into a swap agreement (2005 Swap Agreement), which was effective May 17, 2005, to convert $36,000,000 of the principal balance of the 2005 Term Loan from a floating rate to a fixed rate of interest. The 2005 Swap Agreement had a five-year term, the same quarterly payment dates as the hedged portion of the term loan, and reduced proportionately in line with the amortization of the 2005 Term Loan. The 2005 Swap Agreement was designated as a cash flow hedge and carried at fair value with unrealized gains or losses

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

6.    Long-Term Obligations and Other Financing Arrangements  (continued)

reflected within other comprehensive items. As of year-end 2007 and 2006, the unrealized gain associated with the 2005 Swap Agreement was $7,000 and $493,000, respectively, which is included in other assets and accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. See Note 15 for information related to the termination of the 2005 Swap Agreement in February 2008.

To hedge the exposure to movements in the variable interest rate on the 2006 Commercial Real Estate Loan, on May 3, 2006, the Company entered into a swap agreement (2006 Swap Agreement) with the Lender effective May 5, 2006, which converts the 2006 Commercial Real Estate Loan from a floating rate to a fixed rate of interest. This 2006 Swap Agreement has a ten-year term, the same quarterly payment dates as the 2006 Commercial Real Estate Loan, and reduces in line with the amortization of the 2006 Commercial Real Estate Loan. This 2006 Swap Agreement automatically terminates in the event there are no outstanding borrowings under the 2005 Credit Agreement (or successor credit facility), the 2006 Commercial Real Estate Loan, or any other borrowing in which Citizens Bank of Massachusetts is a lender. Under the 2006 Swap Agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The net effect on interest expense for the 2006 Commercial Real Estate Loan is that the Company will pay a fixed interest rate of 6.63% (the sum of the 5.63% fixed rate under this swap agreement and the applicable margin of 1% on the 2006 Commercial Real Estate Loan). The guarantee and default provisions of the 2005 Credit Agreement (and any successor credit facility) and the 2006 Commercial Real Estate Loan, including those contained in the Mortgage and Security Agreements, also apply to the 2006 Swap Agreement. The 2006 Swap Agreement has been designated as a cash flow hedge and is carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of year-end 2007 and 2006, the unrealized loss associated with the 2006 Swap Agreement was $626,000 and $331,000, respectively, which is included in other liabilities and within accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. Management believes that any credit risk associated with the 2006 Swap Agreement is remote based on the creditworthiness of the financial institution issuing it.

7.    Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of income includes expenses from operating leases of $2,911,000, $2,760,000, and $2,960,000 in 2007, 2006, and 2005, respectively. The future minimum payments due under noncancelable operating leases as of December 29, 2007, are $2,040,000 in 2008; $1,325,000 in 2009; $978,000 in 2010; $707,000 in 2011; $668,000 in 2012 and $240,000 thereafter. Total future minimum lease payments are $5,958,000.

Letters of Credit

Outstanding letters of credit, principally relating to performance obligations and customer deposit guarantees, totaled $23,579,000 at December 29, 2007. In addition, the Company had outstanding letters of credit of $11,715,000 at December 29, 2007 associated with acquisition contingencies as outlined below.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

7.    Commitments and Contingencies  (continued)

Acquisition Contingencies

In connection with the Kadant Jining acquisition, the Company issued a letter of credit to Bank of China Limited for $7,412,000 to guarantee the outstanding debt and remaining bank guarantees.

In connection with the Kadant Johnson acquisition, the Company issued a letter of credit to the sellers for $4,303,000 related to additional cash consideration the Company expects to pay through 2010.

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

Litigation

See Note 15 for information related to pending litigation associated with the composites business.

Indemnification

The Company is required to indemnify Thermo Electron, but not its shareholders, against liability for taxes arising from the Company’s conduct of business after the spin-off, or the failure of certain distributions to continue to qualify as a tax free spin-off, as described in Note 1 “Income Taxes.”

8.    Restructuring and Other Costs (Income), Net

2004 Restructuring Plan

In an effort to improve operating performance at the Papermaking Systems segment’s Kadant Lamort subsidiary in France, the Company approved a restructuring of that subsidiary on November 18, 2004. This restructuring was initiated to strengthen Kadant Lamort’s competitive position in the European paper industry. The restructuring primarily included the reduction of 97 full-time positions across all functions in France and was implemented in 2005. The Company accrued a restructuring charge, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” for severance and other termination costs in connection with the workforce reduction of $9,235,000 in 2004 and reduced the estimate by $71,000 in 2005. In addition, during 2004, the Company recorded restructuring costs of $280,000, related to severance costs of 11 employees at one of the Papermaking Systems segment’s U.S. subsidiaries. The Company realized a curtailment gain of $364,000 in 2005 resulting in a reduction in the accrued liability associated with Kadant Lamort’s pension plan. In 2007, the Company reduced the restructuring reserve for the 2004 Restructuring Plan by $195,000 as the remaining reserve was no longer required.

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

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

8.    Restructuring and Other Costs (Income), Net  (continued)

2006 Restructuring Plan

The Company recorded restructuring costs of $677,000 in 2006 associated with its 2006 Restructuring Plan. These restructuring costs comprised severance and associated costs related to the reduction of 15 full-time positions in Canada and France, all in its Papermaking Systems segment. The Company recorded restructuring costs of $252,000 in 2007 associated with exit costs related to vacating a facility in Canada. In addition, in 2007, the Company reduced the restructuring reserve for the 2006 Restructuring Plan by $276,000 as the reserve was no longer required.

A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying consolidated balance sheet are as follows:

(In thousands)	Severance and Other
2004 Restructuring Plan
Balance at January 1, 2005	$10,026
Reserve reduction	(71)
Usage	(4,158)
Currency translation	(1,139)

Balance at December 31, 2005	4,658
Usage	(4,847)
Currency translation	554

Balance at December 30, 2006	$365
Reserve reduction	(195)
Usage	(208)
Currency translation	38

Balance at December 29, 2007	$–

2005 Restructuring Plan
Provision	$317
Usage	(194)

Balance at December 31, 2005	123
Provision	138
Usage	(261)

Balance at December 30, 2006	$–

2006 Restructuring Plan
Provision	$677
Usage	(65)
Currency translation	(6)

Balance at December 30, 2006	$606
Provision	252
Reserve reduction	(276)
Usage	(372)
Currency translation	98

Balance at December 29, 2007	$308

The Company expects to pay the remaining accrued restructuring costs in 2008.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

9.    Discontinued Operation

On October 21, 2005, Composites LLC sold substantially all of its assets to LDI Composites Co. (Buyer) for approximately $11,913,000 in cash and the assumption of $658,000 of liabilities, resulting in a cumulative loss on sale of $84,000. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Operating results for the composites business included in the results of the discontinued operation in the accompanying consolidated statement of income are as follows:

(In thousands)	2007	2006	2005
Revenues	$–	$–	$15,960
Operating Loss	(4,332)	(2,204)	(4,649)
Interest Income	74	318	53

Loss Before Income Tax Benefit (including $130 loss on disposal in 2006 and $46 gain on disposal in 2005)	(4,258)	(1,886)	(4,596)
Benefit from Income Taxes	1,508	702	1,608

Loss from Discontinued Operation	$(2,750)	$(1,184)	$(2,988)

The major classes of assets and liabilities of the composites business included in the discontinued operation in the accompanying consolidated balance sheet are as follows:

(In thousands)	2007	2006
Cash and Cash Equivalents	$3	$2,597
Restricted Cash	–	660
Other Accounts Receivable	322	340
Deferred Tax Asset	769	454
Other Assets	199	410

Total Assets	1,293	4,461

Accounts Payable	255	73
Accrued Warranty Costs	2,142	1,135
Other Current Liabilities	31	251

Total Liabilities	2,428	1,459

Net (Liabilities) Assets	$(1,135)	$3,002

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

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

9.    Discontinued Operation  (continued)

Through the second quarter of 2006, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that contributed to variances between actual and expected claims rates.

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS 5 to record the minimum amount of the potential range of loss for products under warranty. As of December 29, 2007, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2007. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation.

The changes in the carrying amount of accrued warranty costs are as follows:

(In thousands)	2007	2006
Balance at Beginning of Year	$1,135	$5,276
Provision charged to income	3,914	1,248
Reimbursement	–	407
Usage	(2,907)	(5,796)

Balance at End of Year	$2,142	$1,135

The reimbursement of $407,000 represents reimbursements from the Buyer to Composites LLC for a portion of the claims paid as provided in the sales agreement.

See Note 15 for information related to pending litigation associated with the composites business.

Kadant Inc.	2007 Financial Statements

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

The carrying amount and fair value of the Company’s financial instruments are as follows:

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term obligations	$(30,460)	$(30,460)	$(44,652)	$(44,652)
Net unrecognized (loss) gain on swap agreements	$(619)	$(619)	$162	$162
Forward foreign exchange contracts receivable	$688	$688	$94	$94

The notional amounts of forward foreign exchange contracts outstanding totaled $11,409,000 and $4,093,000 at year-end 2007 and 2006, respectively. The fair value of such contracts is the estimated amount that the Company would receive upon termination of the contracts, taking into account the change in foreign currency exchange rates, which is recorded in the accompanying consolidated balance sheet in accordance with SFAS 133 (see Note 1).

The notional amount of the swap agreements was $30,850,000 and $37,865,000 at year-end 2007 and 2006, respectively. The fair values of the agreements are the estimated amounts for which contracts could be settled in the open market based on prevailing market interest rates at year-end 2007 and 2006.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

11.    Business Segment and Geographical Information

The Company has combined its operating entities into one reportable operating segment, Papermaking Systems, and two separate product lines, which are reported in Other, Fiber-based Products and Casting Products, the latter of which was sold on April 30, 2007. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

The Company’s Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment, paper machine accessory equipment, water-management systems, and fluid-handling systems and equipment for the pulp and paper industry worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; water-management systems essential for draining, purifying, and recycling process water; and fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. The Fiber-based Products line produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. The Casting Products line produced grey and ductile iron castings through its sale on April 30, 2007.

(In thousands)	2007	2006	2005
Business Segment Information
Revenues:
Papermaking Systems (a)	$356,334	$327,501	$232,615
Other (b)	10,162	14,112	11,098

	$366,496	$341,613	$243,713

Revenues by Product Line:
Papermaking Systems:
Stock-Preparation Equipment	$165,820	$146,275	$98,226
Fluid-Handling	93,970	84,388	45,450
Accessories	63,128	60,588	58,794
Water-Management	31,083	33,787	28,325
Other	2,333	2,463	1,820

	$356,334	$327,501	$232,615

Other:
Fiber-based Products	$8,689	$10,124	$8,599
Casting Products	1,473	3,988	2,499

	$10,162	$14,112	$11,098

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems (c,d)	$49,128	$38,604	$19,584
Corporate and Other (b,d)	(12,090)	(9,162)	(5,001)

Total operating income	37,038	29,442	14,583
Interest income (expense), net	(1,516)	(2,207)	(609)

	$35,522	$27,235	$13,974

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

11.    Business Segment and Geographical Information  (continued)

(In thousands)	2007	2006	2005
Business Segment Information (continued)
Total Assets:
Papermaking Systems	$427,996	$385,842	$331,347
Corporate and Other (b,e)	7,780	2,782	10,434

Total Assets from Continuing Operations	435,776	388,624	341,781
Total Assets from Discontinued Operation	1,293	4,461	14,030

	$437,069	$393,085	$355,811

Depreciation and Amortization:
Papermaking Systems	$6,845	$7,171	$6,227
Corporate and Other (b)	518	587	704

	$7,363	$7,758	$6,931

Capital Expenditures:
Papermaking Systems	$4,436	$3,579	$2,683
Corporate and Other (b)	472	518	562

	$4,908	$4,097	$3,245

Geographical Information
Revenues (f):
United States	$221,573	$210,499	$147,714
France	61,006	61,261	49,601
Other	118,724	95,487	59,450
Transfers among geographic areas (g)	(34,807)	(25,634)	(13,052)

	$366,496	$341,613	$243,713

Long-lived Assets (h):
United States	$17,073	$18,358	$22,454
China	12,984	11,716	2,813
Other	11,847	11,581	8,714

	$41,904	$41,655	$33,981

Export Revenues Included in United States Revenues Above (i)	$69,570	$69,449	$44,958

(a)	Revenues from China were $76.6 million, $71.3 million, and $29.2 million in 2007, 2006, and 2005, respectively.
(b)	Other includes the results from the Fiber-based Products business and the Casting Products business.
(c)	Includes net restructuring and other costs (income) of ($0.2) million, $0.8 million, and ($0.1) million in 2007, 2006, and 2005, respectively (see Note 8).
(d)	Information in the 2005 period has been reclassified to conform to the 2007 and 2006 presentation.
(e)	Primarily cash and cash equivalents and property, plant, and equipment.
(f)	Revenues are attributed to countries based on selling location.
(g)	Transfers among geographic areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(h)	Primarily includes property, plant, and equipment, net.
(i)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

12.    Earnings per Share

Basic and diluted earnings per share were calculated as follows:

(In thousands, except per share amounts)	2007	2006	2005
Income from Continuing Operations	$25,418	$18,281	$9,865
Loss from Discontinued Operation	(2,750)	(1,184)	(2,988)

Net Income	$22,668	$17,097	$6,877

Basic Weighted Average Shares	14,116	13,816	13,829
Effect of Stock Options, Restricted Stock Awards and Employee Stock Purchase Plan	174	281	275

Diluted Weighted Average Shares	14,290	14,097	14,104

Basic Earnings per Share:
Continuing Operations	$1.80	$1.32	$.71
Discontinued Operation	(.19)	(.08)	(.21)

Net Income per Basic Share	$1.61	$1.24	$.50

Diluted Earnings per Share:
Continuing Operations	$1.78	$1.30	$.70
Discontinued Operation	(.19)	(.09)	(.21)

Net Income per Diluted Share	$1.59	$1.21	$.49

Options to purchase 57,200 shares, 116,000 shares, and 235,800 shares of common stock were not included in the computation of diluted earnings per share for 2007, 2006, and 2005, respectively, because the options’ exercise prices were greater than the average market price for the common stock, and the effect would have been antidilutive.

13.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses, unrecognized transition obligation and unrecognized prior service income associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments.

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2007	2006
Cumulative Translation Adjustment	$16,967	$6,108
Unrecognized Prior Service Income	682	1,136
Deferred Loss on Pension and Other Post-Retirement Plans	(1,812)	(1,272)
Deferred Gain on Hedging Instruments	66	99
Unrecognized Transition Obligation	(5)	–

	$15,898	$6,071

The amounts of unrecognized prior service income and deferred loss on pension and other post-retirement plans reclassified out of other comprehensive income to net income were $444,000 and $38,000, respectively, for year-end 2007, both net of tax.

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

14.    Unaudited Quarterly Information

2007 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$88,241	$89,107	$92,695	$96,453

Gross Profit	32,547	34,143	35,338	36,752

Income from Continuing Operations	4,691	5,936	7,013	7,778
Loss from Discontinued Operation	(392)	(1,022)	(1,232)	(104)

Net Income	$4,299	$4,914	$5,781	$7,674

Basic Earnings per Share:
Continuing Operations	$.33	$.42	$.49	$.54
Discontinued Operation	(.02)	(.07)	(.08)	–

Net Income per Basic Share	$.31	$.35	$.41	$.54

Diluted Earnings per Share:
Continuing Operations	$.33	$.42	$.49	$.54
Discontinued Operation	(.03)	(.07)	(.09)	(.01)

Net Income per Diluted Share	$.30	$.35	$.40	$.53

2006 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$75,591	$89,567	$90,586	$85,869

Gross Profit	28,617	32,720	32,220	33,137

Income from Continuing Operations	2,765	5,597	5,824	4,095
Loss from Discontinued Operation	(114)	(627)	(183)	(260)

Net Income	$2,651	$4,970	$5,641	$3,835

Basic Earnings per Share:
Continuing Operations	$.20	$.41	$.42	$.29
Discontinued Operation	–	(.05)	(.02)	(.02)

Net Income per Basic Share	$.20	$.36	$.40	$.27

Diluted Earnings per Share:
Continuing Operations	$.20	$.40	$.41	$.29
Discontinued Operation	(.01)	(.05)	(.01)	(.02)

Net Income per Diluted Share	$.19	$.35	$.40	$.27

15.    Subsequent Events

Pending Litigation

The Company has been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

15.    Subsequent Events  (continued)

protection statutes, which plaintiffs claim exceed $50 million. The Company intends to defend against this action vigorously, but there is no assurance it will prevail in such defense. A judgment or a settlement of the claims against the defendants could have a material adverse impact on the Company’s consolidated financial results. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable or estimable at this time.

2008 Kadant Jining Loan

On January 28, 2008, Kadant Jining borrowed 40 million Chinese renminbi, or approximately $5,476,000 at the December 29, 2007 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3,286,000, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2,190,000, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on the interest rate published by The People’s Bank of China for a loan of the same term less 5%. The proceeds from the 2008 Kadant Jining Loan were used to repay the 2006 Kadant Jining Loan totaling $5,476,000 at December 29, 2007.

2008 Credit Agreement

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon the Company’s total debt to EBITDA ratio.

The obligations of the Company under the 2008 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2008 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as Employment Retirement Income Security Act (ERISA), uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

The loans under the 2008 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation.

The Company borrowed $20,000,000 under the 2008 Credit Agreement and applied the proceeds to repay a portion of its existing outstanding debt under the 2005 Credit Agreement. The Company used available cash of $6,000,000 to repay the balance of its outstanding debt under the 2005 Credit Agreement, which was then terminated. Upon the termination of the 2005 Credit Agreement, all ancillary documents related to the 2005 Credit Agreement also terminated, including the joinder and guarantee agreements entered into by foreign

Kadant Inc.	2007 Financial Statements

Notes to Consolidated Financial Statements

15.    Subsequent Events  (continued)

subsidiary borrowers and certain domestic subsidiaries of the Company. On February 13, 2008, the Company terminated the 2005 Swap Agreement with a resulting loss of $359,000, which will be amortized to interest expense through the original maturity date of the 2005 Term Loan.

The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of February 13, 2008, the Company had $50,563,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

2008 Swap Agreement

To hedge the exposure to movements in the 3-month LIBOR rate on future outstanding debt, on February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreases to $10,000,000 on December 31, 2010, and $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. Management believes that any credit risk associated with the 2008 Swap Agreement is remote based on the creditworthiness of the financial institution issuing it.

Amendment to 2006 Commercial Real Estate Loan

On February 14, 2008, the Company entered into a first amendment to the 2006 Commercial Real Estate Loan to lower the margin paid for interest expense from 1% to .75%.

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 29, 2007	$2,623	$216	$25	$(432)	$207	$2,639
Year Ended December 30, 2006	$2,221	$725	$–	$(486)	$163	$2,623
Year Ended December 31, 2005	$1,678	$185	$29	$(479)	$808	$2,221

Description	Balance at Beginning of Year	Provision (Income) Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (b)
Year Ended December 29, 2007	$971	$(219)	$(580)	$136	$308
Year Ended December 30, 2006	$4,781	$815	$(5,173)	$548	$971
Year Ended December 31, 2005	$10,026	$246	$(4,352)	$(1,139)	$4,781

(a)	Includes $912 of allowance for doubtful accounts acquired in 2005 from Kadant Johnson and the effect of foreign currency translation.
(b)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.