Form 10-Q
period 2008-03-29
KADANT INC
filed 2008-05-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.01 par value	13,931,314

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	March 29,	December 29,
(In thousands)	2008	2007

Current Assets:
Cash and cash equivalents	$58,527	$61,553
Accounts receivable, less allowances of $2,768 and $2,639	51,601	58,404
Unbilled contract costs and fees	27,170	27,487
Inventories (Note 4)	53,581	47,470
Other current assets	12,838	11,046
Assets of discontinued operation (Note 15)	1,285	1,293
Total Current Assets	205,002	207,253

Property, Plant, and Equipment, at Cost	110,282	105,889
Less: accumulated depreciation and amortization	67,040	63,985
	43,242	41,904

Other Assets	47,925	47,100

Goodwill	143,766	140,812

Total Assets	$439,935	$437,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	March 29,	December 29,
(In thousands, except share amounts)	2008	2007

Current Liabilities:
Current maturities of long-term obligations (Note 6)	$625	$10,240
Accounts payable	38,847	37,132
Customer deposits	13,571	12,956
Accrued payroll and employee benefits	13,409	17,510
Other current liabilities	17,813	19,500
Liabilities of discontinued operation (Note 15)	2,428	2,428
Total Current Liabilities	86,693	99,766

Other Long-Term Liabilities	28,210	26,630

Long-Term Obligations (Note 6)	42,337	30,460

Minority Interest	1,688	1,462

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 and 14,604,520 shares issued	146	146
Capital in excess of par value	92,730	91,753
Retained earnings	180,219	175,106
Treasury stock at cost, 613,645 and 174,045 shares	(15,874)	(4,152)
Accumulated other comprehensive items (Note 2)	23,786	15,898
	281,007	278,751

Total Liabilities and Shareholders’ Investment	$439,935	$437,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In thousands, except per share amounts)	2008	2007

Revenues	$85,864	$88,241

Costs and Operating Expenses:
Cost of revenues	51,804	55,694
Selling, general, and administrative expenses	25,369	23,496
Research and development expenses	1,608	1,667
Other income and restructuring costs, net (Note 8)	(473)	–

	78,308	80,857

Operating Income	7,556	7,384

Interest Income	541	351
Interest Expense	(595)	(806)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	7,502	6,929
Provision for Income Taxes	2,288	2,190
Minority Interest Expense	97	48

Income from Continuing Operations	5,117	4,691
Loss from Discontinued Operation (net of income tax benefit of $3 and $237) (Note 15)	(4)	(392)

Net Income	$5,113	$4,299

Basic Earnings per Share (Note 3):
Continuing Operations	$.36	$.33
Discontinued Operation	–	(.02)
Net Income	$.36	$.31

Diluted Earnings per Share (Note 3):
Continuing Operations	$.36	$.33
Discontinued Operation	–	(.03)
Net Income	$.36	$.30

Weighted Average Shares (Note 3):
Basic	14,167	14,007

Diluted	14,273	14,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007

Operating Activities:
Net income	$5,113	$4,299
Loss from discontinued operation (Note 15)	4	392
Income from continuing operations	5,117	4,691
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,858	1,757
Stock-based compensation expense	731	214
Gain on the sale of property, plant, and equipment	(652)	(10)
Minority interest expense	97	48
Provision for losses on accounts receivable	(6)	160
Other, net	289	7
Changes in current accounts, net of effects of acquisition:
Accounts receivable	8,265	1,335
Unbilled contract costs and fees	521	3,242
Inventories	(4,489)	(952)
Other current assets	(280)	(1,094)
Accounts payable	444	3,371
Other current liabilities	(5,567)	(6,317)
Net cash provided by continuing operations	6,328	6,452
Net cash provided by (used in) discontinued operation	3	(575)
Net cash provided by operating activities	6,331	5,877

Investing Activities:
Purchases of property, plant, and equipment	(1,610)	(838)
Acquisition (Note 1)	(1,197)	–
Proceeds from sale of property, plant, and equipment	887	97
Other, net	7	147
Net cash used in continuing operations	(1,913)	(594)
Net cash used in discontinued operation	–	(8)
Net cash used in investing activities	(1,913)	(602)

Financing Activities:
Proceeds from issuance of long-term obligations	28,000	–
Repayments of long-term obligations	(25,974)	(1,892)
Purchases of Company common stock	(12,004)	(3,760)
Proceeds from issuances of Company common stock	725	1,047
Other, net	(617)	171
Net cash used in continuing operations in financing activities	(9,870)	(4,434)

Exchange Rate Effect on Cash	2,426	43

Change in Cash from Discontinued Operation	–	715

(Decrease) Increase in Cash and Cash Equivalents	(3,026)	1,599
Cash and Cash Equivalents at Beginning of Period	61,553	39,634
Cash and Cash Equivalents at End of Period	$58,527	$41,233

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at March 29, 2008, and its results of operations and cash flows for the three-month periods ended March 29, 2008 and March 31, 2007. Interim results are not necessarily indicative of results for a full year.

 The condensed consolidated balance sheet presented as of December 29, 2007, has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the Securities and Exchange Commission.

  Certain prior-period amounts have been reclassified to conform to the 2008 presentation.

Supplemental Cash Flow Information

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Non-cash Financing Activities:
Issuance of Restricted Stock	$122	$116

       The Company’s subsidiary, Kadant Light Machinery (Jining) Co., Ltd. paid $1,197,000 of additional consideration in the first quarter of 2008 based on the satisfaction of certain indemnification obligations associated with its 2006 acquisition of Jining Huayi Light Industry Machinery Co., Ltd.

2.         Comprehensive Income

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and unrecognized prior service loss associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive income are as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007

Net Income	$5,113	$4,299
Other Comprehensive Items:
Foreign Currency Translation Adjustment	7,745	1,044
Deferred Gain (Loss) on Hedging Instruments (net of income tax of $61 and $41 in 2008 and 2007, respectively)	238	(53)
	7,983	991
Comprehensive Income	$13,096	$5,290

The amounts of unrecognized prior service income on pension and other post-retirement plans reclassified out of other comprehensive income to net income were $120,000 and $111,000 for the first quarters of 2008 and 2007, respectively, both net of tax. The amounts of deferred loss on pension and other post-retirement plans reclassified out of other comprehensive income to net income were $25,000 and $6,000 for the first quarters of 2008 and 2007, respectively, both net of tax.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.         Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands, except per share amounts)	2008	2007

Income from Continuing Operations	$5,117	$4,691
Loss from Discontinued Operation	(4)	(392)

Net Income	$5,113	$4,299

Basic Weighted Average Shares	14,167	14,007
Effect of Stock Options, Restricted Stock Awards and Employee Stock Purchase Plan	106	207
Diluted Weighted Average Shares	14,273	14,214

Basic Earnings per Share:
Continuing Operations	$.36	$.33
Discontinued Operation	–	(.02)
Net Income	$.36	$.31

Diluted Earnings per Share:
Continuing Operations	$.36	$.33
Discontinued Operation	–	(.03)
Net Income	$.36	$.30

    Options to purchase approximately 55,500 and 74,100 shares of common stock for the first quarters of 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the Company’s common stock and the effect of their inclusion would have been anti-dilutive.

4.         Inventories

The components of inventories are as follows:

	March 29,	December 29,
(In thousands)	2008	2007
Raw Materials and Supplies	$24,832	$23,587
Work in Process	14,409	9,855
Finished Goods (includes $2,069 and $2,405 at customer locations)	14,340	14,028
	$53,581	$47,470

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.         Income Taxes

The gross unrecognized tax benefit recorded under Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”  was $4,354,000 and $4,040,000 at March 29, 2008 and December 29, 2007, respectively. Included in these balances for both periods were unrecognized tax benefits of $517,000, which if recognized, would affect goodwill. However, if those tax benefits are recognized after the adoption of SFAS No. 141(R), the amounts would have an impact on the annual effective tax rate.

 It is the Company’s practice to include accrued interest and penalties associated with unrecognized tax benefits as a component of income tax expense. At March 29, 2008 and December 29, 2007, the Company had accrued $1,349,000 and $1,309,000, respectively, for the potential payment of interest and penalties. The change in the accrued liability in the first quarter of 2008 is reflected in the condensed consolidated statement of income.

 The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

 As of March 29, 2008, the Company is under a U.S. Federal income tax examination for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return.  The Company is subject to potential examination for the tax years 2004 through 2007 for U.S. Federal tax and 2001 through 2007 for non-U.S. tax jurisdictions.  In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2007.

6.         Long-Term Obligations and Other Financial Instruments

Long-term Obligations

Long-term obligations are as follows:

	March 29,	December 29,
(In thousands)	2008	2007

Revolving Credit Facility	$28,000	$–
Variable Rate Term Loan, due from 2008 to 2010	–	25,974
Variable Rate Term Loan, due from 2008 to 2016	9,250	9,250
Variable Rate Term Loan, due from 2010 to 2011	5,712	5,476
Total Long-Term Obligations	42,962	40,700
Less: Current Maturities	(625)	(10,240)
Long-Term Obligations, less Current Maturities	$42,337	$30,460

The weighted average interest rate for long-term obligations was 4.68% as of March 29, 2008.

Revolving Credit Facility

             On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon the Company’s total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company borrowed $28,000,000 under the 2008 Credit Agreement in the first quarter of 2008 and used the majority of the proceeds to pay off the outstanding variable rate term loan totaling $25,974,000.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.         Long-Term Obligations and Other Financial Instruments (continued)

The obligations of the Company under the 2008 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2008 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as the Employment Retirement Income Security Act
(ERISA), uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

The loans under the 2008 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, and entering into new lines of business, and certain actions related to the discontinued operation. As of March 29, 2008, we were in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements).

The Company’s obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Kadant Jining Loan and Credit Facilities

On January 28, 2008, the Company’s Kadant Jining subsidiary (Kadant Jining) borrowed 40 million Chinese renminbi, or approximately $5,712,000 at the March 29, 2008 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3,427,000, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2,285,000, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on 95% of the interest rate published by The People’s Bank of China for a loan of the same term. The proceeds from the 2008 Kadant Jining Loan were used to repay outstanding debt totaling 40 million Chinese renminbi.

    On July 30, 2007, the Company’s Kadant Jining subsidiary and the Company’s Kadant Pulp and Paper Equipment Light Machinery Co., Ltd. subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6,426,000 as of March 29, 2008, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2,142,000 as of March 29, 2008. Both credit facilities have a term of 364 days. Borrowings made under the Facilities will bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China. The Facilities will be used for general working capital purposes. We have

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.         Long-Term Obligations and Other Financial Instruments (continued)

provided a guaranty, dated July 30, 2007, securing the payment of all obligations made under the Facilities and providing a cross-default to our other senior indebtedness, including the 2008 Credit Agreement. As of March 29, 2008, there were no outstanding borrowings under these credit facilities.

Financial Instruments

            To hedge the exposure to movements in the 3-month LIBOR rate on future outstanding debt, on February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreases to $10,000,000 on December 31, 2010, and $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265% plus the applicable margin.

              The Company entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt.

              The 2006 and 2008 Swap Agreements have been designated as cash flow hedges and are carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of March 29, 2008, the net unrealized loss associated with the 2006 and 2008 Swap Agreements was $1,197,000 included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the creditworthiness of the financial institution issuing the 2006 and 2008 Swap Agreements.

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

   The changes in the carrying amount of the Company’s product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007

Balance at Beginning of Period	$3,619	$3,164
Provision charged to income	1,096	514
Usage	(748)	(546)
Currency translation	88	17
Balance at End of Period	$4,055	$3,149

See Note 15 for warranty information related to the discontinued operation.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Other Income and Restructuring Costs, Net

Other Income

             In the first quarter of 2008, the Company sold land in France for $746,000, resulting in a pre-tax gain of $594,000 ($413,000 after-tax, or $.03 per diluted share) on the sale.

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

2008 Restructuring Plan

          The Company recorded restructuring costs of $121,000 in the first quarter of 2008 associated with its 2008 Restructuring Plan. These restructuring costs were comprised of severance costs related to the closure of a facility in Sweden that resulted in the reduction of 3 full-time positions, all at its Papermaking Systems segment.

A summary of the changes in accrued restructuring costs is as follows:

(In thousands)	Severance & Other

2006 Restructuring Plan
Balance at December 29, 2007	$308
Usage	(42)
Currency translation	2
Balance at March 29, 2008	$268

2008 Restructuring Plan
Balance at December 29, 2007	$–
Provision	121
Currency translation	7
Balance at March 29, 2008	$128

    The Company expects to pay the accrued restructuring costs in 2008.

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

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007

Revenues:
Papermaking Systems	$83,258	$84,034
Other (a)	2,606	4,207
	$85,864	$88,241

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems	$10,878	$9,570
Corporate and Other (b)	(3,322)	(2,186)
Total Operating Income	7,556	7,384
Interest Expense, Net	(54)	(455)
	$7,502	$6,929

Capital Expenditures:
Papermaking Systems	$1,425	$775
Corporate and Other	185	63
	$1,610	$838

(a)           “Other” includes the results from the Fiber-based Products business and the Castings Products business, the latter of which was sold on April 30, 2007.
(b)           Corporate primarily includes general and administrative expenses.

10.           Stock-Based Compensation

Stock Options

There were no stock options granted in the first quarter of 2008.

Restricted Shares and Restricted Stock Unit Awards

     On March 3, 2008, the Company granted an aggregate of 20,000 restricted stock units (RSUs) to its outside directors with an aggregate fair value of $488,000, which will vest at a rate of 5,000 shares per quarter on the last day of each quarter in 2008. The Company recognized a tax benefit of $10,000 associated with these RSUs in the first quarter of 2008. The March 3, 2008 awards also included an aggregate of 40,000 RSUs with an aggregate fair value of $975,000 which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. These RSUs are forfeited if a change in control does not occur by the end of the first quarter of 2009.

      In February 2007, the Company granted an aggregate of 20,000 restricted shares to its outside directors with an aggregate fair value of $464,000, which vested at a rate of 5,000 shares per quarter on the last day of each quarter. In February 2007, the Company also granted an aggregate of 40,000 restricted shares with an aggregate fair value of $928,000 to its outside directors, which only would have vested if a change in control had occurred prior to the end of the first quarter of 2008. These restricted shares were forfeited at the end of the first quarter of 2008 with no compensation expense recognized.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.           Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units

     On March 3, 2008, the Company granted to certain officers of the Company performance-based RSUs which represent, in aggregate, the right to receive 93,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $25.07 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2010 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount is subject to adjustment based on the achievement of specified EBITDA targets generated from continuing operations for the 2008 fiscal year. In the first quarter of 2008, the Company recognized compensation expense based on the probable number of RSUs to be granted, which was 100% of the target RSU amount.

     On May 24, 2007, the Company granted to certain officers of the Company performance-based RSUs which represented, in aggregate, the right to receive 104,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $28.21 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2009 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount was subject to adjustment based on the achievement of specified EBITDA targets generated from continuing operations for the nine-month period ended December 29, 2007, which were exceeded, and resulted in an adjusted RSU amount of 134,160 shares deliverable upon vesting.

    The RSU agreements provide for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability or a change in control of the Company. If the officer dies or is disabled prior to the vesting date, then a ratable portion of the RSUs will vest. If a change in control occurs prior to the end of the performance period, the officer will receive the target RSU amount; otherwise, the officer will receive the number of deliverable RSUs based on the achievement of the performance goal, as stated in the RSU agreements.

    Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with performance-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $417,000 was recognized in the first quarter of 2008 associated with these performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $4,830,000 as of March 29, 2008 and will be recognized over a weighted average period of 2 years.

Time-Based Restricted Stock Units

 On May 24, 2007, the Company granted 61,550 time-based RSUs with a grant date fair value of $28.21 per share and on March 3, 2008, the Company granted 12,000 time-based RSUs with a grant date fair value of $25.07 per share to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The time-based RSUs will cliff vest in their entirety four years from their grant date, provided the recipients remain employed with the Company through the vesting date, as follows: 61,550 on May 24, 2011 and 12,000 on March 3, 2012. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $114,000 was recognized in the first quarter of 2008 associated with the time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,663,000 as of March 29, 2008 and will be recognized over a weighted average period of 3 years.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.           Stock-Based Compensation (continued)

    A summary of the status of the Company’s unvested restricted share/unit awards for the quarter ended March 29, 2008 is as follows:
	Restricted Shares/Unit Awards (In thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 29, 2007	236	$27.36
Granted	165	$24.82
Vested	(5)	$24.38
Forfeited / Expired	(40)	$23.20
Unvested at March 29, 2008	356	$26.69

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

The Company’s Kadant Johnson subsidiary also offers a post-retirement welfare benefits plan (included in the table below in “Other Benefits”) to its U.S. employees upon attainment of eligible retirement age. This plan is closed to employees who will not meet its retirement eligibility requirements on January 1, 2012.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.           Employee Benefit Plans (continued)

    The components of the net periodic benefit cost (income) for the pension benefits and other benefits plans in the first quarters of 2008 and 2007 are as follows:

	Three Months Ended		Three Months Ended
	March 29, 2008		March 31, 2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
(In thousands)

Components of Net Periodic Benefit Cost (Income):
Service cost	$216	$21	$208	$25
Interest cost	297	63	276	57
Expected return on plan assets	(368)	–	(370)	–
Recognized net actuarial loss	11	–	–	9
Amortization of prior service cost (income)	14	(198)	14	(196)
Net periodic benefit cost (income)	$170	$(114)	$128	$(105)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	6.00%	5.90%	5.75%	5.47%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

  The Company made a $200,000 cash contribution to the Kadant Web Systems noncontributory defined benefit retirement plan in the first quarter of 2008 and expects to make three quarterly cash contributions of $400,000 each over the remainder of 2008. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make any cash contributions in 2008 other than funding current benefit payments.

12.            Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), “Fair Value Measurements,” on December 30, 2007, which did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on the Company’s own assumptions.

       The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 29, 2008:

(In thousands)	Fair Value at March 29, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$–	$1,600	$–	$1,600

Liabilities:
Interest-rate swap agreements	$–	$1,197	$–	$1,197

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.                  Fair Value Measurements (continued)

   The fair values of our interest-rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The foreign exchange forward contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

13.                   Pending Litigation

            The Company has been named as a co-defendant, together with our Kadant Composites LLC subsidiary (Composites LLC) and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. The Company intends to defend against this action vigorously, but there is no assurance it will prevail in such defense. On March 14, 2008, the Company, Composites LLC, and the other co-defendants filed motions to dismiss all counts in the complaint, which is currently pending. We could incur substantial costs to defend ourselves in this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on the Company’s consolidated financial results. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

14.                    Recent Accounting Pronouncements

             In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. The Company adopted SFAS 159 in the first quarter of 2008, which did not have an effect on its consolidated financial position or results of operations.

             In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair values at the acquisition date. SFAS 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to its adoption and for certain transactions prior to adoption. As of March 29, 2008, the Company had a valuation allowance of $1,270,000 relating to the Kadant Johnson acquisition, a liability for unrecognized tax benefits of $517,000, and accrued interest and penalties of $843,000, all of which would affect goodwill, if recognized. However, if those tax benefits are recognized after the adoption of SFAS No. 141(R), the amounts would instead have an effect on the Company’s annual effective tax rate.

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

       In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that SFAS 161 will have on its consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.                  Discontinued Operation

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

           Operating results for the discontinued operation included in the accompanying condensed consolidated statement of income are as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007

Operating Loss	$(7)	$(665)
Interest Income	–	36

Loss Before Income Tax Benefit	(7)	(629)
Income Tax Benefit	3	237

Loss From Discontinued Operation	$(4)	$(392)

             The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

	March 29,	December 29,
(In thousands)	2008	2007

Cash and cash equivalents	$3	$3
Other accounts receivable	322	322
Current deferred tax asset	769	769
Other assets	191	199

Total Assets	1,285	1,293

Accounts payable	255	255
Accrued warranty costs	2,142	2,142
Other current liabilities	31	31

Total Liabilities	2,428	2,428

Net Liabilities	$(1,143)	$(1,135)

             As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owners of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

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

     During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under SFAS No. 5 (SFAS 5), “Accounting for Contingencies,” to record the minimum amount of the potential range of loss for products under warranty. As of March 29, 2008, the accrued warranty costs associated with the composites business were $2,142,000, which represent the low end of the estimated range of warranty reserve required based on the level of claims received by Composites LLC. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

     Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

      A summary of the changes in accrued warranty costs in the first quarters of 2008 and 2007 is as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007

Balance at Beginning of Period	$2,142	$1,135
Provision	–	556
Reimbursement	–	110
Usage	–	(621)

Balance at End of Period	$2,142	$1,180

   The reimbursement of $110,000 in the first quarter of 2007 represents reimbursements owed from the buyer of the composites business to Composites LLC for a portion of the claims paid as provided in the sales agreement.

   See Note 13 for information related to pending litigation associated with the composites business.

16.         Subsequent Event

   On May 5, 2008, the Company’s board of directors approved the repurchase by the Company of up to $30 million of its equity securities during the period from May 5, 2008 through May 5, 2009. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned “Risk Factors” in Part II, Item 1A, of this Report.

Overview

Company Background

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines reported in Other Businesses, which include Fiber-based Products and, until its sale in April 2007, Casting Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking and paper recycling industries. We have a large customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which should be less susceptible to the cyclical trends in the paper industry.

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

Papermaking Systems Segment

Our Papermaking Systems segment designs and manufactures stock-preparation systems and equipment, fluid-handling systems and equipment, paper machine accessory equipment, and water-management systems primarily for the paper and paper recycling industries. Our principal products include:

-
Stock-preparation systems and equipment: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers for preparation for entry into the paper machine during the production of recycled paper;

-
Fluid handling systems and equipment: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles and food;

-
Paper machine accessory equipment: doctoring systems and related consumables that continuously clean papermaking rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions

KADANT INC.

Overview (continued)

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

    Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owners of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Through the second quarter of 2006, Composites LLC recorded an estimate for warranty-related costs at the time of sale based on its actual historical return rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates were revised for variances between actual and expected claims rates. Composites LLC’s analysis of expected warranty claims rates included detailed assumptions associated with potential product returns, including the type of product sold, temperatures at the location of installation, density of boards, and other factors. Certain assumptions, such as the effect of weather conditions and high temperatures on the product installed, included inherent uncertainties that contributed to variances between actual and expected claims rates.

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS 5), to record the minimum amount of the potential range of loss for products under warranty. As of March 29, 2008, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the estimated range of warranty reserve required based on the level of claims received by Composites LLC through the end of the first quarter of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

KADANT INC.

Overview (continued)

Composites LLC’s inability to pay or process warranty claims has exposed the Company to greater risks associated with litigation. For more information regarding our current litigation arising from these claims, see Part II, Item 1, “Legal Proceedings,” and Part II, Item 1A, “Risk Factors”.

International Sales

            During the first quarters of 2008 and 2007, approximately 59% and 61%, respectively, of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2007.

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The paper industry in North America and Europe has been in a prolonged down cycle for the past several years and has undergone important structural changes during that time. In contrast, the paper industry in China has experienced strong growth over the last several years. The growth rate of the U.S. economy has slowed considerably in recent months and general economic conditions have led to additional caution among our customers worldwide, including in Asia, which could have an adverse effect on our business. Paper producers in North America and Europe continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are still cautious about increasing their capital and operating spending in the current market environment. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: emphasizing products that provide our customers a good return on their investment; increasing aftermarket and consumables sales, especially in China; increasing sales of paper machine accessories and water-management products, especially in China and Germany; increasing sales in growth markets, such as China, Russia, Eastern Europe, and India; increasing our use of low-cost manufacturing bases in China and Mexico; penetrating new markets outside the paper industry; and pursuing acquisition opportunities that complement our business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

 In the last several years, China has become a significant market for our stock-preparation equipment. A large percentage of the world’s increases in paper production capacity are in China. Consequently, competition is intense and there is increasing pricing pressure, particularly for large systems. To capitalize on this growing market, we started manufacturing certain of our accessory and water-management products in our China facilities in 2007. Currently, our revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times, our customers in China have

KADANT INC.

Overview (continued)

experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China’s banking system. In addition, worsening economic conditions in the U.S. have led some customers in China to defer or slow down capital projects, especially those dependent on exports to the West, such as linerboard production. These delays, as well as delays in receiving down payments, which have recently become more pronounced, could cause us to recognize revenue on these projects in periods later than originally anticipated. We plan to use our Kadant Jining subsidiary, acquired in June 2006, as a base for increasing our aftermarket business, which we believe will be more predictable.

We expect generally accepted accounting principles (GAAP) revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation, as follows: For the second quarter of 2008, we expect to earn between $.41 and $.43 per diluted share on revenues of $94 to $96 million; and for the full year 2008, we expect to earn between $1.85 and $1.90 per diluted share on revenues of $385 to $395 million.

Results of Operations

First Quarter 2008 Compared With First Quarter 2007

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2008 and 2007. The results of operations for the fiscal quarter ended March 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	March 29,	March 31,
	2008	2007

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	60	63
Selling, general, and administrative expenses	30	27
Research and development expenses	2	2
Other income and restructuring costs, net	(1)	–
	91	92

Operating Income	9	8

Interest Income	1	1
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	9	8
Provision for Income Taxes	(3)	(3)

Income from Continuing Operations	6	5
Loss from Discontinued Operation	–	–
Net Income	6%	5%

Revenues

Revenues decreased to $85.9 million in the first quarter of 2008 from $88.2 million in the first quarter of 2007, a decrease of $2.3 million, or 3%. Revenues in the first quarter of 2008 include a $4.5 million, or 5%, increase from the favorable effects of currency translation, while revenues in the first quarter of 2007 include $1.2 million from our Casting Products business, which was sold in April 2007.

KADANT INC.

Results of Operations (continued)

Revenues for the first quarters of 2008 and 2007 from our Papermaking Systems segment and our other businesses are as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007

Revenues:
Papermaking Systems	$83,258	$84,034
Other Businesses	2,606	4,207
	$85,864	$88,241

Papermaking Systems Segment. Revenues in the Papermaking Systems segment were $83.3 million in the first quarter of 2008 compared to $84.0 million in the first quarter of 2007, a decrease of $0.7 million, or 1%. Revenues in 2008 include a $4.5 million, or 5%, increase from the favorable effects of currency translation.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2008 and 2007, and the changes in revenues by product line between the first quarters of 2008 and 2007 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	March 29, 2008	March 31, 2007	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$36.3	$39.9	$(3.6)	$(5.5)
Fluid-Handling	22.5	20.1	2.4	0.7
Accessories	15.9	15.5	0.4	(0.2)
Water-Management	8.0	7.9	0.1	(0.2)
Other	0.6	0.6	0.0	0.0
	$83.3	$84.0	$(0.7)	$(5.2)

Revenues from the segment’s stock-preparation equipment product line decreased $3.6 million, or 9%, in the first quarter of 2008 compared to the first quarter of 2007, including a $1.9 million, or 5%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock preparation equipment product line decreased $5.5 million, or 14%, primarily due to delays in capital projects in North America and China.

Revenues from the segment’s fluid-handling product line increased $2.4 million, or 12%, in the first quarter of 2008 compared to the first quarter of 2007, including a $1.7 million, or 9%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $0.7 million, or 3%, primarily due to stronger demand in Europe, Latin America and, to a lesser extent, Southeast Asia. These increases were largely offset by a decrease in revenues from capital projects in the U.S.

Revenues from the segment’s accessories product line increased $0.4 million, or 2%, in the first quarter of 2008 compared to the first quarter of 2007, including a $0.6 million, or 4%, increase from the favorable effect of currency translation. Excluding

KADANT INC.

Results of Operations (continued)

the effect of currency translation, revenues from the segment’s accessories product line decreased $0.2 million, or 2%, primarily due to weaker demand in Europe, slightly offset by an increase in sales in the U.S.

Revenues from the segment’s water-management product line increased $0.1 million, or 1%, in the first quarter of 2008 compared to the first quarter of 2007, including a $0.3 million, or 3%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water management product line decreased $0.2 million, or 2%, primarily due to a decrease in capital sales in North America and, to a lesser extent, Europe, offset in part by increased sales of our water-management products in China.

Other Businesses. Revenues from the Fiber-based Products business decreased $0.4 million, or 13%, to $2.6 million in the first quarter of 2008 from $3.0 million in the first quarter of 2007 primarily due to weaker sales of Biodac™ due to increased competition. Revenues from our Casting Products business decreased $1.2 million, or 100%, in the first quarter of 2008 compared to the first quarter of 2007, as a result of its sale in April 2007.

Gross Profit Margin

Gross profit margins for the first quarters of 2008 and 2007 are as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Gross Profit Margin:
Pulp and Papermaking Systems	40%	37%
Other	39	34
	40%	37%

Gross profit margin increased to 40% in the first quarter of 2008 from 37% in the first quarter of 2007.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 40% in the first quarter of 2008 from 37% in the first quarter of 2007. This increase was primarily due to higher margins from capital projects in our stock-preparation equipment product line, as well as higher margins from both capital and aftermarket products in our water-management product line.

Other Businesses. The gross profit margin in our other businesses increased to 39% in the first quarter of 2008 from 34% in the first quarter of 2007 primarily due to the sale of our lower-margin Casting Products business in April 2007. This increase was offset in part by lower gross profit margins in our Fiber-based Products business in the first quarter of 2008 compared to the first quarter of 2007 primarily resulting from the decrease in revenues and, to a lesser extent, an increase in the cost of natural gas.

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the first quarter of 2008 from 27% in the first quarter of 2007 primarily resulting from a $1.4 million increase from the unfavorable effect of foreign currency translation and a $2.3 million decrease in revenues. Selling, general, and administrative expenses increased $1.9 million, or 8%, to $25.4 million in the first quarter of 2008 from $23.5 million in the first quarter of 2007 primarily due to an increase of $1.4 million, or 6%, from the unfavorable effect of foreign currency translation in the Papermaking Systems segment, as well as additional non-cash employee equity compensation expense of $0.5 million that was not incurred in the first quarter of 2007.

Total stock-based compensation expense was $0.7 million and $0.2 million in the first quarters of 2008 and 2007, respectively, and is included in selling, general, and administrative expenses. As of March 29, 2008, unrecognized compensation cost related to stock options and restricted stock awards was approximately $6.9 million, which will be recognized over a weighted average period of 2.4 years.

KADANT INC.

Results of Operations (continued)

We expect selling, general, and administrative expenses to increase in subsequent quarters as we incur costs to defend ourselves and other indemnified parties in litigation related to our discontinued operation.  See Part II, Item 1, “Legal Proceedings,” for further information.

Research and development expenses decreased $0.1 million to $1.6 million in the first quarter of 2008 compared to $1.7 million in the first quarter of 2007 and represented 2% of revenues in both periods.

Other Income and Restructuring Costs, Net

We recorded net other income and restructuring costs of $0.5 million in the first quarter of 2008. Other income consisted of a pre-tax gain of $0.6 million ($0.4 million after-tax, or $.03 per diluted share) in the first quarter of 2008 resulting from the sale of land in France for $0.7 million in cash. The restructuring costs consisted of severance charges of $0.1 million related to the closure of a facility in Sweden that resulted in the reduction of 3 full-time positions. Both of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income increased to $0.5 million in the first quarter of 2008 from $0.4 million in the first quarter of 2007 primarily due to higher invested balances.

Interest Expense

Interest expense was $0.6 million in the first quarter of 2008 compared to $0.8 million in the first quarter of 2007 primarily due to lower average outstanding borrowings during the first quarter of 2008 compared to 2007.

Provision for Income Taxes

Our effective tax rates were 30% and 32% in the first quarters of 2008 and 2007, respectively. The 2% decrease in our effective tax rate is primarily due to a greater portion of our operating profits occurring in lower tax jurisdictions in 2008 compared to 2007.

Income from Continuing Operations

Income from continuing operations increased to $5.1 million in the first quarter of 2008 from $4.7 million in the first quarter of 2007, an increase of $0.4 million, or 9%. The increase in the 2008 period was primarily due to a decrease in net interest expense of $0.4 million and an increase in operating income of $0.2 million (see Revenues and Gross Profit Margin discussed above), offset in part by an increase in provision for income taxes of $0.1 million.

Loss from Discontinued Operation

The loss from discontinued operation decreased $0.4 million in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a pre-tax decrease of $0.6 million in warranty costs.

As of March 29, 2008, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required to be recorded under SFAS 5 based on the level of claims received through the end of the first quarter of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

Composites LLC retained all of the cash proceeds received from the asset sale in October 2005 and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any. Our consolidated results in future reporting periods will be negatively impacted if the future level of warranty claims exceeds the warranty reserve. See Part II, Item 1, “Legal Proceedings,” for pending litigation related to the composites business.

KADANT INC.

Results of Operations (continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. We adopted SFAS 159 in the first quarter of 2008, which did not have an effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair values at the acquisition date. SFAS 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to its adoption and for certain transactions prior to adoption. As of March 29, 2008, we had a valuation allowance of $1.3 million relating to the Kadant Johnson acquisition, a liability for unrecognized tax benefits of $0.5 million, and accrued interest and penalties of $0.8 million, all of which would affect goodwill, if recognized. However, if those tax benefits are recognized after the adoption of SFAS No. 141(R), the amounts would instead have an effect on our annual effective tax rate.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that SFAS 160 will have on our consolidated financial statements.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the effect that SFAS 161 will have on our consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $118.3 million at March 29, 2008, compared with $107.5 million at December 29, 2007. Included in working capital are cash and cash equivalents of $58.5 million at March 29, 2008, compared with $61.6 million at December 29, 2007. At March 29, 2008, $52.4 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2008

Our operating activities provided cash of $6.3 million in the first quarter of 2008 related primarily to our continuing operations. The cash provided by our continuing operations in the first quarter of 2008 was primarily due to income from continuing operations of $5.1 million, a decrease in accounts receivable of $8.3 million, and a non-cash charge of $1.9 million for depreciation and amortization expense. These sources of cash in the first quarter of 2008 were offset in part by a decrease in other current liabilities of $5.6 million and an increase in inventories of $4.5 million. The decrease in other current liabilities of $5.6 million was primarily due to a decrease of $4.1 million in accrued payroll and employee benefits primarily related to incentive payments made in the first quarter of 2008.

Our investing activities used cash of $1.9 million in the first quarter of 2008 related entirely to our continuing operations. We used cash of $1.6 million to purchase property, plant, and equipment and $1.2 million of cash for additional consideration associated with the acquisition of Jining Huayi Light Industry Machinery Co., Ltd. We received cash of $0.9 million from the sale of property, plant, and equipment.

KADANT INC.

Liquidity and Capital Resources (continued)

Our financing activities used cash of $9.9 million in the first quarter of 2008 related entirely to our continuing operations. We used cash of $26.0 million in the first quarter of 2008 to repay our outstanding long-term obligations, as well as $12.0 million to repurchase our common stock on the open market. These uses of cash were largely offset by $28.0 million of cash proceeds received from the issuance of long-term obligations as further described below under Revolving Credit Facility.

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

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate plus an applicable margin (up to ..20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. In the first quarter of 2008, we borrowed $28 million under the 2008 Credit Agreement and applied the majority of the proceeds to repay $26 million of our outstanding debt.

Our obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2008 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

The loans under the 2008 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of March 29, 2008, we were in compliance with these covenants.

KADANT INC.

Liquidity and Capital Resources (continued)

The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of March 29, 2008, we had $42.6 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of us and certain of our domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements).

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

Kadant Jining Acquisition, Loan, and Credit Facilities

In 2006, our Kadant Jining subsidiary acquired Huayi for approximately $21.2 million, net of assumed liabilities of $2.3 million. Of the total consideration, $17.3 million was paid in cash, including $1.0 million for acquisition-related costs. Of the remaining purchase obligation totaling $3.8 million, $2.4 million was paid in 2007, $1.2 million was paid in the first quarter of 2008 and the remainder will be paid in 2008 if certain indemnification obligations are satisfied.

On January 28, 2008, our Kadant Jining subsidiary borrowed 40 million Chinese renminbi, or approximately $5.7 million at the March 29, 2008 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3.4 million, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2.3 million, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on 95% of the interest rate published by The People’s Bank of China for a loan of the same term. The proceeds from the 2008 Kadant Jining Loan were used to repay outstanding debt totaling 40 million Chinese renminbi.

On July 30, 2007, our Kadant Jining subsidiary and our Kadant Pulp and Paper Equipment Light Machinery Co., Ltd. subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.4 million as of March 29, 2008, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.1 million as of March 29, 2008. Both credit facilities have a term of 364 days. Borrowings made under the Facilities will bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China. The Facilities will be used for general working capital purposes. We have provided a guaranty, dated July 30, 2007, securing the payment of all obligations made under the Facilities and providing a cross-default to our other senior indebtedness, including the 2008 Credit Agreement. As of March 29, 2008, there were no outstanding borrowings under these credit facilities.

KADANT INC.

Liquidity and Capital Resources (continued)

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to hedge the exposure to movements in the variable interest rate on a portion of our outstanding debt. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. As of March 29, 2008, $24.3 million, or 56%, of our outstanding debt was hedged through interest rate swap agreements. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. As of March 29, 2008, we had repurchased 450,600 shares of our common stock for $12.0 million in the first quarter of 2008 under this authorization. On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. Repurchases under these authorizations may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through March 29, 2008, we have not provided for U.S. income taxes on approximately $83.9 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $2.9 million.

On October 21, 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At March 29, 2008, the accrued warranty costs for Composites LLC were $2.1 million. See Part II, Item 1, “Legal Proceedings,” for further information.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $7 million during the remainder of 2008 for property, plant, and equipment.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2007 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC.

KADANT INC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

 Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2008. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 29, 2008, our Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)         Changes in Internal Control Over Financial Reporting

  There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We have been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. We intend to defend against this action vigorously, but there is no assurance we will prevail in such defense. On March 14, 2008, we, Composites LLC, and the other co-defendants filed motions to dismiss all counts in the complaint, which is currently pending. We could incur substantial costs to defend ourselves in this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on our consolidated financial results. We have not made an accrual related to this litigation as we believe that an adverse outcome is not probable and estimable at this time.

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

A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China, which exposes us to political, economic, operational and other risks.

We have significant revenues from China, operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. During the first quarters of 2008 and 2007, approximately $14.3 million, or 17%, and $16.5 million, or 19%, respectively, of our total revenues were from customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled prior to the receipt of a letter of credit covering the remaining balance of the contract. Typically, the letter of credit represents 80% or more of the total order.

KADANT INC.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During the first quarters of 2008 and 2007, approximately 59% and 61% of our sales, respectively, were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including those in China, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We borrowed $28 million under the 2008 Credit Agreement in the first quarter of 2008 and we have also borrowed additional amounts under other agreements to fund acquisitions and grow our business. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, $24.3 million, or 56%, of our outstanding floating rate debt as of March 29, 2008 was hedged through interest rate swap agreements.
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

KADANT INC.

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

We are also required to meet specified financial ratios under the terms of our 2008 Credit Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as currency exchange rates, interest rates, changes in technology, and changes in the level of competition.
Our failure to comply with any of these restrictions or covenants may result in an event of default under our 2008 Credit Agreement and other loan obligations, which could permit acceleration of the debt under those instruments and require us to repay the debt before its scheduled due date.
If an event of default occurs, we may not have sufficient funds available to make the payments required under our indebtedness. If we are unable to repay amounts owed under our debt agreements, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under the agreements.

The inability of Kadant Composites LLC to pay claims against it has exposed us to litigation, which if we are unable to successfully defend, could have a material adverse effect on our condensed consolidated financial results.

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (Buyer) for approximately $11.9 million in cash and the assumption of $0.7 million of liabilities, resulting in a cumulative loss on sale of $0.1 million. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date (Retained Liabilities), and, jointly and severally with its parent company Kadant Inc., agreed to indemnify the Buyer against losses caused to the Buyer arising from claims associated with the Retained Liabilities. The indemnification obligation is contractually limited to approximately $8.9 million. All activity related to this business is classified in the results of the discontinued operation in our condensed consolidated financial statements.
Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. We are now co-defendants in a purported consumer class action, together with Composites LLC and another defendant, arising from these warranty claims. In subsequent disclosures in this litigation, plaintiffs claim that such damages exceed $50 million. We could incur substantial costs to defend ourselves and the Buyer under our indemnification obligations in this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on our consolidated financial results. For more information regarding our current litigation, see Part II, Item 1, “Legal Proceedings.” There also can be no assurance that creditors or other claimants against Composites LLC will not seek other parties, including us, against whom to assert claims. While we believe any such asserted or possible claims against us or the Buyer would be without merit, the cost of litigation and the outcome, if we were unable to successfully defend such claims, could adversely affect our condensed consolidated financial results.

An increase in the accrual for warranty costs of the discontinued operation adversely affects our condensed consolidated financial results.

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation are estimated for accounting purposes based on the level of claims processed (see Discontinued Operation in the Overview section for a detailed description of the methodology used). The accrued warranty costs of the discontinued operation as of March 29, 2008 represents the low end of the estimated range of warranty costs required to be recorded under SFAS 5 based on the level of claims received through the end of the first quarter of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to

KADANT INC.

approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

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

In the past, we have undertaken various restructuring measures in response to changing market conditions in the paper industry and their effect on our business. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our results of operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

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

We seek patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market share. We could incur substantial costs to defend ourselves in suits brought against us, including for alleged infringement of third party rights, or in suits in which we may assert our intellectual property rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property. Of particular concern are developing countries such as China, where the laws, courts, and administrative agencies may not protect our intellectual property rights as fully as in other countries.
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

Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our quarterly operating results include:
–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	failure of a customer, particularly in China, to comply with an order’s contractual obligations,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders, and
–	fluctuations in our effective tax rate.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the first quarter of 2008:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
12/30/07 – 1/31/08	–	–	–	$20,000,000
2/1/08 – 2/29/08	218,700	$26.40	218,700	$14,225,888
3/1/08 – 3/29/08	231,900	$26.86	231,900	$7,996,270
Total:	450,600	$26.64	450,600

(1)
On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of March 29, 2008, we had repurchased 450,600 shares of our common stock for $12.0 million in the first quarter of 2008 under this authorization.

(2)
On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits, which Exhibit Index is incorporated herein by reference.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May, 2008.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Joinder Agreement, dated as of March 17, 2008, among Kadant Johnson Europe B.V., Kadant Inc., JPMorgan Chase Bank, N.A., as administrative agent for the several banks and other financial institutions from time to time parties to the Credit Agreement, dated as of February 13, 2008, by and among Kadant Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.

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