Form 10-Q
period 2008-06-28
KADANT INC
filed 2008-08-06
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2008
Common Stock, $.01 par value	13,715,114

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	June 28,	December 29,
(In thousands)	2008	2007

Current Assets:
Cash and cash equivalents	$53,888	$61,553
Accounts receivable, less allowances of $2,658 and $2,639	63,337	58,404
Unbilled contract costs and fees	19,368	27,487
Inventories (Note 4)	58,045	47,470
Other current assets	12,531	11,046
Assets of discontinued operation (Note 15)	1,306	1,293
Total Current Assets	208,475	207,253

Property, Plant, and Equipment, at Cost	110,686	105,889
Less: accumulated depreciation and amortization	66,940	63,985
	43,746	41,904

Other Assets	48,173	47,100

Goodwill	143,574	140,812

Total Assets	$443,968	$437,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	June 28,	December 29,
(In thousands, except share amounts)	2008	2007

Current Liabilities:
Current maturities of long-term obligations (Note 6)	$625	$10,240
Accounts payable	40,759	37,132
Accrued payroll and employee benefits	15,468	17,510
Customer deposits	13,366	12,956
Other current liabilities	16,542	19,500
Liabilities of discontinued operation (Note 15)	2,427	2,428
Total Current Liabilities	89,187	99,766

Other Long-Term Liabilities	27,781	26,630

Long-Term Obligations (Note 6)	42,336	30,460

Minority Interest	1,828	1,462

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 and 14,604,520 shares issued	146	146
Capital in excess of par value	93,190	91,753
Retained earnings	187,107	175,106
Treasury stock at cost, 831,045 and 174,045 shares	(21,714)	(4,152)
Accumulated other comprehensive items (Note 2)	24,107	15,898
	282,836	278,751

Total Liabilities and Shareholders’ Investment	$443,968	$437,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	June 28,	June 30,
(In thousands, except per share amounts)	2008	2007

Revenues	$92,406	$89,107

Costs and Operating Expenses:
Cost of revenues	53,843	54,964
Selling, general, and administrative expenses	26,924	23,087
Research and development expenses	1,497	1,493
Loss on sale of subsidiary	–	388

	82,264	79,932

Operating Income	10,142	9,175

Interest Income	511	342
Interest Expense	(640)	(789)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	10,013	8,728
Provision for Income Taxes	2,977	2,705
Minority Interest Expense	143	87

Income from Continuing Operations	6,893	5,936
Loss from Discontinued Operation (net of income tax benefit of $2 and $615) (Note 15)	(5)	(1,022)

Net Income	$6,888	$4,914

Basic Earnings per Share (Note 3):
Continuing Operations	$.50	$.42
Discontinued Operation	–	(.07)
Net Income	$.50	$.35

Diluted Earnings per Share (Note 3):
Continuing Operations	$.50	$.42
Discontinued Operation	–	(.07)
Net Income	$.50	$.35

Weighted Average Shares (Note 3):
Basic	13,703	14,012

Diluted	13,822	14,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(In thousands, except per share amounts)	2008	2007

Revenues	$178,270	$177,348

Costs and Operating Expenses:
Cost of revenues	105,647	110,658
Selling, general, and administrative expenses	52,293	46,583
Research and development expenses	3,105	3,160
Loss on sale of subsidiary	–	388
Other income and restructuring costs, net (Note 8)	(473)	–

	160,572	160,789

Operating Income	17,698	16,559

Interest Income	1,052	693
Interest Expense	(1,235)	(1,595)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	17,515	15,657
Provision for Income Taxes	5,265	4,895
Minority Interest Expense	240	135

Income from Continuing Operations	12,010	10,627
Loss from Discontinued Operation (net of income tax benefit of $5 and $852) (Note 15)	(9)	(1,414)

Net Income	$12,001	$9,213

Basic Earnings per Share (Note 3):
Continuing Operations	$.86	$.76
Discontinued Operation	–	(.10)
Net Income	$.86	$.66

Diluted Earnings per Share (Note 3):
Continuing Operations	$.85	$.75
Discontinued Operation	–	(.10)
Net Income	$.85	$.65

Weighted Average Shares (Note 3):
Basic	13,935	14,010

Diluted	14,048	14,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(In thousands)	2008	2007

Operating Activities:
Net income	$12,001	$9,213
Loss from discontinued operation (Note 15)	9	1,414
Income from continuing operations	12,010	10,627
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,776	3,648
Stock-based compensation expense	1,576	530
(Gain) loss on the sale of property, plant, and equipment	(652)	15
Loss on sale of subsidiary	–	388
Provision for losses on accounts receivable	382	26
Minority interest expense	240	135
Other, net	(268)	(1,569)
Changes in current accounts, net of effects of acquisition and disposition:
Accounts receivable	(3,653)	377
Unbilled contract costs and fees	8,314	(7,683)
Inventories	(8,704)	(3,797)
Other current assets	(224)	(796)
Accounts payable	2,270	3,040
Other current liabilities	(4,124)	(1,173)
Net cash provided by continuing operations	10,943	3,768
Net cash used in discontinued operation	(25)	(1,096)
Net cash provided by operating activities	10,918	2,672

Investing Activities:
Purchases of property, plant, and equipment	(3,149)	(1,724)
Acquisitions and disposition, net	(2,119)	(1,268)
Proceeds from sale of property, plant, and equipment	923	98
Other, net	6	19
Net cash used in continuing operations	(4,339)	(2,875)
Net cash provided by discontinued operation	–	660
Net cash used in investing activities	(4,339)	(2,215)

Financing Activities:
Proceeds from issuance of long-term obligations	37,000	–
Repayments of long-term obligations	(35,099)	(3,909)
Purchases of Company common stock	(18,855)	(5,185)
Proceeds from issuances of Company common stock	1,237	5,449
Excess tax benefits from stock option exercises	157	1,914
Other, net	(766)	(25)
Net cash used in continuing operations in financing activities	(16,326)	(1,756)

Exchange Rate Effect on Cash	2,081	654

Change in Cash from Discontinued Operation	1	1,275

(Decrease) Increase in Cash and Cash Equivalents	(7,665)	630
Cash and Cash Equivalents at Beginning of Period	61,553	39,634
Cash and Cash Equivalents at End of Period	$53,888	$40,264

Non-cash Financing Activities:
Issuance of Company common stock	$244	$232

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at June 28, 2008, and its results of operations for the three- and six-month periods ended June 28, 2008 and June 30, 2007 and cash flows for the six-month periods ended June 28, 2008 and June 30, 2007. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 29, 2007 has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the Securities and Exchange Commission on March 11, 2008.

Certain prior-period amounts have been reclassified to conform to the 2008 presentation.

2.	Comprehensive Income

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains on hedging instruments. The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007

Net Income	$6,888	$4,914	$12,001	$9,213
Other Comprehensive Items:
Foreign Currency Translation Adjustments	24	2,743	7,769	3,787
Deferred Gain on Hedging Instruments (net of income tax of $297 and $358 in the three and six months ended June 28, 2008, respectively, and $138 and $97 in the three and six months ended June 30, 2007, respectively)	415	203	653	150
	439	2,946	8,422	3,937

Comprehensive Income	$7,327	$7,860	$20,423	$13,150

The amounts of unrecognized prior service income on pension and other post-retirement plans reclassified from accumulated other comprehensive items to net income were $120,000 and $111,000 for the second quarters of 2008 and 2007, respectively, both net of tax. The amounts of unrecognized prior service income on pension and other post-retirement plans reclassified from accumulated other comprehensive items to net income were $240,000 and $222,000 for the six months ended June 28, 2008 and June 30, 2007, respectively, both net of tax. The amounts of deferred loss on pension and other post-retirement plans reclassified from accumulated other comprehensive items to net income were $27,000 and $10,000 for the six months ended June 28, 2008 and June 30, 2007, respectively, both net of tax.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Income from Continuing Operations	$6,893	$5,936	$12,010	$10,627
Loss from Discontinued Operation	(5)	(1,022)	(9)	(1,414)

Net Income	$6,888	$4,914	$12,001	$9,213

Basic Weighted Average Shares	13,703	14,012	13,935	14,010
Effect of Stock Options, Restricted Share/Unit Awards and Employee Stock Purchase Plan	119	190	113	198
Diluted Weighted Average Shares	13,822	14,202	14,048	14,208

Basic Earnings per Share:
Continuing Operations	$.50	$.42	$.86	$.76
Discontinued Operation	–	(.07)	–	(.10)
Net Income	$.50	$.35	$.86	$.66

Diluted Earnings per Share:
Continuing Operations	$.50	$.42	$.85	$.75
Discontinued Operation	–	(.07)	–	(.10)
Net Income	$.50	$.35	$.85	$.65

Options to purchase approximately 54,800 and 51,700 shares of common stock for the second quarters of 2008 and 2007, respectively, and 55,100 and 62,900 shares of common stock for the first six months of 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common stock and the effect of their inclusion would have been anti-dilutive.

4.	Inventories

The components of inventories are as follows:

	June 28,	December 29,
(In thousands)	2008	2007
Raw Materials and Supplies	$24,812	$23,587
Work in Process	18,927	9,855
Finished Goods (includes $1,300 and $2,405 at customer locations)	14,306	14,028
	$58,045	$47,470

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Income Taxes

The gross unrecognized tax benefit recorded under Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” was $4,687,000 and $4,040,000 at June 28, 2008 and December 29, 2007, respectively.  Included in the balance for both periods were unrecognized tax benefits totaling $517,000, which if recognized prior to the end of fiscal 2008 would affect goodwill.  However, if those tax benefits were to be recognized after the adoption of SFAS No. 141(R), the amounts would have an impact on the annual effective tax rate.

It is the Company’s practice to include accrued interest and penalties associated with unrecognized tax benefits as a component of income tax expense.  At June 28, 2008 and December 29, 2007, the Company had accrued $1,389,000 and $1,309,000, respectively, for the potential payment of interest and penalties.  The change in the accrued liability in the first six months of 2008 is reflected in the condensed consolidated statement of income.

The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

As of June 28, 2008, the Company is under a U.S. Federal income tax examination for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return.  The Company is subject to potential examination for the tax years 2004 through 2007 for U.S. Federal tax and 2001 through 2007 for non-U.S. tax jurisdictions.  In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2007.

6.	Long-Term Obligations and Other Financial Instruments

Long-term Obligations

Long-term obligations are as follows:

	June 28,	December 29,
(In thousands)	2008	2007

Revolving Credit Facility	$28,000	$–
Variable Rate Term Loan, due from 2008 to 2010	–	25,974
Variable Rate Term Loan, due from 2008 to 2016	9,125	9,250
Variable Rate Term Loan, due from 2010 to 2011	5,836	5,476
Total Long-Term Obligations	42,961	40,700
Less: Current Maturities	(625)	(10,240)
Long-Term Obligations, less Current Maturities	$42,336	$30,460

The weighted average interest rate for long-term obligations was 4.69% as of June 28, 2008.

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

    The loans under the 2008 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of June 28, 2008, the Company was in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of June 28, 2008, the remaining balance on the 2006 Commercial Real Estate Loan was $9,125,000.

The Company’s obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the Mortgage and Security Agreements, which include customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Kadant Jining Loan and Credit Facilities

On January 28, 2008, the Company’s Kadant Jining subsidiary (Kadant Jining) borrowed 40 million Chinese renminbi, or approximately $5,836,000 at the June 28, 2008 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3,502,000, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2,334,000, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on 95% of the interest rate published by The People’s Bank of China for a loan of the same term. The proceeds from the 2008 Kadant Jining Loan were used to repay outstanding debt totaling 40 million Chinese renminbi.

On July 30, 2007, the Company’s Kadant Jining subsidiary and the Company’s Kadant Pulp and Paper Equipment Light Machinery Co., Ltd. subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6,566,000 as of June 28, 2008, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2,189,000 as of June 28, 2008. The Facilities had a term of 364 days and expired on July 30, 2008, and were replaced with new short-term credit line facilities (See Note 16 for further information). Borrowings made under the Facilities bear interest at 90% of the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China and are used for general working capital purposes. The Company provided a parent

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Long-Term Obligations and Other Financial Instruments (continued)

guaranty dated July 30, 2007, as amended on January 28, 2008, securing the payment of all obligations made under the Facilities and providing a cross-default to our other senior indebtedness, including the 2008 Credit Agreement. As of June 28, 2008, there were no outstanding borrowings under the Facilities.

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

The 2006 and 2008 Swap Agreements have been designated as cash flow hedges and are carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of June 28, 2008, the net unrealized loss associated with the 2006 and 2008 Swap Agreements was $305,000, consisting of a $365,000 unrealized gain included in other assets and a $670,000 unrealized loss included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the 2006 and 2008 Swap Agreements.

We use forward currency-exchange contracts primarily to hedge certain operational exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of our operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. These forward currency-exchange contracts have been designated as cash flow hedges with unrealized gains and losses reflected within other comprehensive income. As of June 28, 2008, the net unrealized gain associated with these contracts was $1,356,000, consisting of a $1,379,000 unrealized gain included in other assets and a $23,000 unrealized loss included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with these contracts is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the contracts.

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

The changes in the carrying amount of the Company’s product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Balance at Beginning of Period	$4,055	$3,149	$3,619	$3,164
Provision charged to income	855	906	1,951	1,420
Usage	(1,278)	(958)	(2,026)	(1,504)
Currency translation	16	27	104	44
Balance at End of Period	$3,648	$3,124	$3,648	$3,124

   See Note 15 for warranty information related to the discontinued operation.

8.    Other Income and Restructuring Costs, Net

Other Income

In the first quarter of 2008, the Company sold real estate in France for $746,000, resulting in a pre-tax gain of $594,000 ($413,000 after-tax, or $.03 per diluted share) on the sale.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Other Income and Restructuring Costs, Net (continued)

A summary of the changes in accrued restructuring costs is as follows:
(In thousands)	Severance and Other

2006 Restructuring Plan
Balance at December 29, 2007	$308
Payments	(42)
Currency translation	2
Balance at March 29, 2008	268
Payments	(102)
Balance at June 28, 2008	$166

2008 Restructuring Plan
Balance at December 29, 2007	$–
Provision	121
Currency translation	7
Balance at March 29, 2008 and June 28, 2008	$128

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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007

Revenues:
Papermaking Systems	$90,453	$86,609	$173,711	$170,643
Other (a)	1,953	2,498	4,559	6,705
	$92,406	$89,107	$178,270	$177,348

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems	$14,740	$12,238	$25,618	$21,808
Corporate and Other (b)	(4,598)	(3,063)	(7,920)	(5,249)
Total Operating Income	10,142	9,175	17,698	16,559
Interest Expense, Net	(129)	(447)	(183)	(902)
	$10,013	$8,728	$17,515	$15,657

Capital Expenditures:
Papermaking Systems	$1,282	$846	$2,707	$1,621
Corporate and Other	257	40	442	103
	$1,539	$886	$3,149	$1,724

(a)	“Other” includes the results from the Fiber-based Products business in all periods and the Castings Products business in the 2007 periods through its sale on April 30, 2007.
(b)	Corporate primarily includes general and administrative expenses.

10.	Stock-Based Compensation

Stock Options

The Company did not grant any stock options in 2007 and in the first six months of 2008.

Restricted Shares and Restricted Stock Unit Awards

On March 3, 2008, the Company granted an aggregate of 20,000 restricted stock units (RSUs) to its outside directors with an aggregate fair value of $488,000, which will vest at a rate of 5,000 shares per quarter on the last day of each quarter in 2008. The Company recognized a tax benefit of $14,000 associated with these RSUs in the first six months of 2008. The March 3, 2008 awards also included an aggregate of 40,000 RSUs with an aggregate fair value of $975,000, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 40,000 RSUs are forfeited if a change in control does not occur by the end of the first quarter of 2009.

In February 2007, the Company granted an aggregate of 40,000 restricted shares with an aggregate fair value of $928,000 to its outside directors, which only would have vested if a change in control had occurred prior to the end of the first quarter of 2008. These restricted shares were forfeited at the end of the first quarter of 2008 with no compensation expense recognized.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units

On March 3, 2008, the Company granted to certain officers of the Company performance-based RSUs which represent, in aggregate, the right to receive 93,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $25.07 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2010 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount is subject to adjustment based on the achievement of specified EBITDA targets generated from continuing operations for the 2008 fiscal year. In the first six months of 2008, the Company recognized compensation expense based on the probable number of RSUs to be granted, which was 100% of the target RSU amount.

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

Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with performance-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $566,000 and $986,000, respectively, was recognized in the second quarter and first six months of 2008 associated with these performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $4,262,000 as of June 28, 2008 and will be recognized over a weighted average period of 2 years.

Time-Based Restricted Stock Units

On May 24, 2007, the Company granted 61,550 time-based RSUs with a grant date fair value of $28.21 per share and on March 3, 2008, the Company granted 12,000 time-based RSUs with a grant date fair value of $25.07 per share to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The time-based RSUs will cliff vest in their entirety four years from their grant date, provided the recipients remain employed with the Company through the vesting date, as follows: 61,550 on May 24, 2011 and 12,000 on March 3, 2012. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $127,000 and $240,000, respectively, was recognized in the second quarter and first six months of 2008 associated with the time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,537,000 as of June 28, 2008 and will be recognized over a weighted average period of 3.1 years.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Stock-Based Compensation (continued)

A summary of the status of the Company’s unvested restricted share/unit awards for the six months ended June 28, 2008 is as follows:
Unvested Restricted Share/Unit Awards	Shares/Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 29, 2007	236	$27.36
Granted	165	$24.82
Vested	(10)	$24.38
Forfeited / Expired	(40)	$23.20
Unvested at June 28, 2008	351	$26.72

11.	Employee Benefit Plans

Defined Benefit Pension Plans and Post-Retirement Welfare Benefit Plans

The Company’s Kadant Web Systems Inc. subsidiary has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. This same subsidiary also has a post-retirement welfare benefits plan (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the subsidiary’s contributions.

The Company’s Kadant Lamort subsidiary sponsors a defined benefit pension plan (included in the table below in “Other Benefits”). Benefits under this plan are based on years of service and projected employee compensation.

The Company’s Kadant Johnson Inc. subsidiary also offers a post-retirement welfare benefits plan (included in the table below in “Other Benefits”) to its U.S. employees upon attainment of eligible retirement age. This plan is closed to employees who will not meet its retirement eligibility requirements on January 1, 2012.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Employee Benefit Plans (continued)

The components of the net periodic benefit cost (income) for the pension benefits and other benefits plans in the three-and six-month periods ended June 28, 2008 and June 30, 2007 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	June 28, 2008		June 30, 2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$187	$22	$201	$26
Interest cost	301	64	284	57
Expected return on plan assets	(364)	–	(351)	–
Recognized net actuarial loss	18	–	18	6
Amortization of prior service cost (income)	14	(199)	14	(198)
Net periodic benefit cost (income)	$156	$(113)	$166	$(109)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	6.00%	5.90%	5.75%	5.45%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

	Six Months Ended		Six Months Ended
(In thousands)	June 28, 2008		June 30, 2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$403	$43	$409	$51
Interest cost	598	127	560	114
Expected return on plan assets	(732)	–	(721)	–
Recognized net actuarial loss	29	–	18	15
Amortization of prior service cost (income)	28	(397)	28	(394)
Net periodic benefit cost (income)	$326	$(227)	$294	$(214)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	6.00%	5.90%	5.75%	5.45%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

The Company made cash contributions totaling $600,000 to the Kadant Web Systems Inc. noncontributory defined benefit retirement plan in the first six months of 2008 and expects to make two quarterly cash contributions of $400,000 each over the remainder of 2008. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make any cash contributions in 2008 other than to fund current benefit payments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 28, 2008:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency-exchange contracts	$–	$1,379	$–	$1,379
Interest-rate swap agreements	$–	$365	$–	$365

Liabilities:
Forward currency-exchange contracts	$–	$23	$–	$23
Interest-rate swap agreements	$–	$670	$–	$670

The fair values of the Company’s interest-rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. The foreign exchange forward contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

13.	Pending Litigation

The Company has been named as a co-defendant, together with its Kadant Composites LLC subsidiary (Composites LLC) and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. The Company intends to defend against this action vigorously, but there is no assurance it will prevail in such defense. On March 14, 2008, the Company, Composites LLC, and the other co-defendant filed motions to dismiss all counts in the complaint, which are currently pending. The Company incurred $472,000 and $624,000, respectively, in legal expenses related to this litigation in the second quarter and first six months of 2008. The Company could incur additional substantial costs to defend this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on the Company’s consolidated financial results. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair values at the acquisition date. SFAS 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to its adoption and for certain transactions prior to adoption. As of June 28, 2008, the Company had a valuation allowance of $1,270,000 relating to the Kadant Johnson Inc. acquisition, a liability for unrecognized tax benefits of $517,000, and accrued interest and penalties of $843,000, all of which would affect goodwill, if recognized prior to the end of fiscal 2008. However, if those tax benefits were to be recognized after the adoption of SFAS No. 141(R), the amounts would instead have an effect on the Company’s annual effective tax rate.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that SFAS 161 will have on its consolidated financial statements.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Discontinued Operation (continued)

Operating results for the discontinued operation included in the accompanying condensed consolidated statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Operating Loss	$(7)	$(1,664)	$(14)	$(2,329)
Interest Income	–	27	–	63
Loss Before Income Tax Benefit	(7)	(1,637)	(14)	(2,266)
Income Tax Benefit	2	615	5	852
Loss From Discontinued Operation	$(5)	$(1,022)	$(9)	$(1,414)

The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

	June 28,	December 29,
(In thousands)	2008	2007

Cash and cash equivalents	$2	$3
Other accounts receivable	322	322
Current deferred tax asset	769	769
Other assets	213	199

Total Assets	1,306	1,293

Accounts payable	255	255
Accrued warranty costs	2,142	2,142
Other current liabilities	30	31

Total Liabilities	2,427	2,428

Net Liabilities	$(1,121)	$(1,135)

As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owners of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

Composites LLC records the minimum amount of the potential range of loss for products under warranty in accordance with SFAS No. 5, “Accounting for Contingencies”. As of June 28, 2008, the accrued warranty costs associated with the composites business were $2,142,000, which represent the low end of the estimated range of warranty reserve required based on the level of claims received by Composites LLC. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Discontinued Operation (continued)

A summary of the changes in accrued warranty costs for the six months ended June 28, 2008 and June 30, 2007 are as follows:

	Six Months Ended
	June 28,	June 30,
(In thousands)	2008	2007
Balance at Beginning of Period	$2,142	$1,135
Provision	–	2,188
Usage	–	(1,876)
Balance at End of Period	$2,142	$1,447

See Note 13 for information related to pending litigation associated with the composites business.

16.	Subsequent Event

On July 30, 2008, the Company’s Kadant Jining subsidiary and its Kadant Yanzhou subsidiary each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6,566,000 as of June 28, 2008, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2,189,000 as of June 28, 2008. The 2008 Facilities have a term of 364 days. Borrowings made under the 2008 Facilities will bear interest at the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China and will be used for general working capital purposes. The Company has provided a parent guaranty, dated July 30, 2007, as amended on January 28, 2008 and July 30, 2008, securing the payment of all obligations made under the 2008 Facilities and providing a cross-default to the Company’s other senior indebtedness, including the 2008 Credit Agreement. On July 30, 2008, Kadant Jining borrowed 7.5 million Chinese renminbi, or approximately $1,100,000, under the 2008 Facilities.

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

In addition, prior to its sale on October 21, 2005, our Kadant Composites LLC subsidiary operated a composite building products business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements.

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

Other Businesses

Our other businesses include our Fiber-based Products business and, until its sale on April 30, 2007, our Casting Products business.

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

Composites LLC records the minimum amount of the potential range of loss for products under warranty in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS 5). As of June 28, 2008, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the estimated range of warranty reserve required based on the level of claims received by Composites LLC through the end of the second quarter of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

Composites LLC’s inability to pay or process warranty claims has exposed the Company to greater risks associated with litigation. For more information regarding our current litigation arising from these claims, see Part II, Item 1, “Legal Proceedings,” and Part II, Item 1A, “Risk Factors”.

International Sales

During the first six months of 2008 and 2007, approximately 60% and 61%, respectively, of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The paper industry in North America and Europe has been in a prolonged down cycle for the past several years and has undergone important structural changes during that time. In contrast, the paper industry in China experienced strong growth over the last several years. The growth rate of the U.S. economy has slowed considerably in recent months and general economic conditions have led to additional caution among our customers worldwide, including in Asia, which could have an adverse effect on our business. Paper producers in North America and Europe continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies are cautious about increasing their capital and operating spending in the current market environment. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: emphasizing products that provide our customers a good return on their investment; increasing aftermarket and consumables sales, especially in China; increasing sales of paper machine accessories and water-management products, especially in China and Germany; increasing sales in growth markets, such as China, Russia, Eastern Europe, and India; increasing our use of low-cost manufacturing bases in China and Mexico; penetrating new markets outside the paper industry; and pursuing acquisition opportunities that complement our business. In addition, we continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

In the last several years, China has become a significant market for our stock-preparation equipment. A large percentage of the world’s increases in paper production capacity have been in China. Consequently, competition is intense and there is increasing pricing pressure, particularly for large systems. To capitalize on this growing market, we started manufacturing certain of our accessory and water-management products in our China facilities in 2007. Currently, our revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. At times, our customers in China have experienced delays in obtaining financing for their capital addition and expansion projects due to efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China’s banking system. In addition, worsening economic conditions in the U.S. have led some customers in China to defer, slow down, or cancel planned capital projects, especially those dependent on exports to the West, such as linerboard production. These actions, as well as delays in our receipt of down payments on existing contracts, which have recently become more pronounced, will cause us to recognize revenue on certain contracts in periods later than originally anticipated, or not at all. Several large projects for stock-preparation equipment on which we expected to recognize revenue in 2008 have been delayed into 2009, and possibly later, and a few potential orders have been cancelled. We plan to use our Kadant Jining subsidiary, acquired in June 2006, as a base for increasing our aftermarket business, which we believe will be more predictable.

Our 2008 guidance reflects expected revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation. For the third quarter of 2008, we expect to earn between $.36 and $.38 per diluted share on revenues of $86 to $88 million. The third quarter of 2008 earnings per share includes a net gain of approximately $.04 per diluted share, primarily from the expected sale of real estate. For the full year, we expect to earn between $1.65 and $1.70 per diluted share, revised from our previous estimate of $1.85 to $1.90, on revenues of $365 to $370 million, revised from our previous estimate of $385 to $395 million. The reductions associated with our full year guidance are primarily due to several large projects in our stock-preparation equipment product line in Asia, which have been delayed until 2009 or later.

KADANT INC.

Overview (continued)

Included in our annual and, by inference, fourth quarter 2008 guidance is approximately $15 million in revenue and $.09 per diluted share associated with a large stock-preparation equipment order in Asia which was originally scheduled to ship between the end of the second and third quarters of 2008. No revenue has been recognized to date on this order. We have received a 30% down payment associated with this order, but to date the customer has been unable to furnish us with the letter of credit for the remaining portion, which we require prior to shipment. Due to this delay, the projected revenues and associated costs related to the project have been moved from the third quarter to the fourth quarter 2008 guidance. Our fourth quarter and annual 2008 guidance will be negatively affected if the customer is unable to secure financing and revenue cannot be recognized in the fourth quarter of 2008.

Results of Operations

Second Quarter 2008 Compared With Second Quarter 2007

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2008 and 2007. The results of operations for the fiscal quarter ended June 28, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	June 28,	June 30,
	2008	2007

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	58	62
Selling, general, and administrative expenses	29	26
Research and development expenses	2	2
	89	90

Operating Income	11	10

Interest Income	1	1
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	11	10
Provision for Income Taxes	4	3

Income from Continuing Operations	7	7
Loss from Discontinued Operation	–	(1)
Net Income	7%	6%

Revenues

Revenues increased to $92.4 million in the second quarter of 2008 from $89.1 million in the second quarter of 2007, an increase of $3.3 million, or 4%. Revenues in the second quarter of 2008 include a $6.1 million, or 7%, increase from the favorable effects of currency translation, while revenues in the second quarter of 2007 include $0.3 million from our Casting Products business, which was sold in April 2007.

KADANT INC.

Results of Operations (continued)

Revenues for the second quarters of 2008 and 2007 from our Papermaking Systems segment and our other businesses are as follows:

	Three Months Ended
	June 28,	June 30,
(In thousands)	2008	2007

Revenues:
Papermaking Systems	$90,453	$86,609
Other Businesses	1,953	2,498
	$92,406	$89,107

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $90.4 million in the second quarter of 2008 from $86.6 million in the second quarter of 2007, an increase of $3.8 million, or 4%. Revenues in 2008 include a $6.1 million, or 7%, increase from the favorable effects of currency translation.

Other Businesses. Revenues at our Other Businesses decreased to $2.0 million in the second quarter of 2008 from $2.5 million in the second quarter of 2007, a decrease of $0.5 million, or 22%. Revenues from our Casting Products business decreased $0.3 million in the second quarter of 2008 compared to the second quarter of 2007 as a result of its sale in April 2007. Revenues from the Fiber-based Products business decreased $0.2 million, or 12%, to $2.0 million in the second quarter of 2008 from $2.2 million in the second quarter of 2007 due to weaker demand.

Papermaking Systems Segment By Product Line. The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2008 and 2007, and the changes in revenues by product line between the second quarters of 2008 and 2007 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	June 28, 2008	June 30, 2007	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$37.3	$40.3	$(3.0)	$(5.6)
Fluid-Handling	28.0	21.3	6.7	4.1
Accessories	16.8	15.9	0.9	0.2
Water-Management	7.7	8.5	(0.8)	(1.0)
Other	0.6	0.6	–	–
	$90.4	$86.6	$3.8	$(2.3)

Revenues from the segment’s stock-preparation equipment product line decreased $3.0 million, or 7%, in the second quarter of 2008 compared to the second quarter of 2007, including a $2.6 million, or 7%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment product line decreased $5.6 million, or 14%, primarily due to lower revenues from capital projects in China, offset in part by an increase in capital sales in Europe and to a lesser extent in North America.

KADANT INC.

Results of Operations (continued)

Revenues from the segment’s fluid-handling product line increased $6.7 million, or 31%, in the second quarter of 2008 compared to the second quarter of 2007, including a $2.6 million, or 12%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $4.1 million, or 19%, primarily due to stronger demand for our products in Europe, and to a lesser extent, China and Southeast Asia. These increases were offset in part by a decrease in sales in North America.

Revenues from the segment’s accessories product line increased $0.9 million, or 6%, in the second quarter of 2008 compared to the second quarter of 2007, including a $0.7 million, or 5%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line increased $0.2 million, or 1%, primarily due to an increase in sales in China and Europe.

Revenues from the segment’s water-management product line decreased $0.8 million, or 10%, in the second quarter of 2008 compared to the second quarter of 2007, including a $0.2 million, or 2%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line decreased $1.0 million, or 12%, primarily due to a decrease in capital sales in Europe.

Gross Profit Margin

Gross profit margins for the second quarters of 2008 and 2007 are as follows:

	Three Months Ended
	June 28,	June 30,
	2008	2007

Gross Profit Margin:
Papermaking Systems	42%	38%
Other	29	34
	42%	38%

Gross profit margin increased to 42% in the second quarter of 2008 from 38% in the second quarter of 2007.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 42% in the second quarter of 2008 from 38% in the second quarter of 2007, primarily due to higher margins in our stock-preparation equipment product line as a result of both a more favorable mix towards higher-margin aftermarket products, including increased aftermarket sales in China, and higher margins achieved on aftermarket products. The gross profit margin in this segment also increased due to a more favorable mix towards higher-margin revenues in our fluid-handling product line.

Other Businesses. The gross profit margin in our other businesses decreased to 29% in the second quarter of 2008 from 34% in the second quarter of 2007 primarily due to lower gross profit margins in our Fiber-based Products business resulting from the decrease in revenues and, to a lesser extent, an increase in the cost of natural gas.

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 29% and 26% in the second quarters of 2008 and 2007, respectively. Selling, general, and administrative expenses increased $3.8 million, or 17%, to $26.9 million in the second quarter of 2008 from $23.1 million in the second quarter of 2007. This increase includes a $1.6 million increase from the unfavorable effect of foreign currency translation, a $0.5 million increase in non-cash employee equity compensation expense, and a $0.5 million increase in bad debt expense, which was largely due to a customer bankruptcy in Europe. In addition, this increase included $0.5 million in legal expenses due to pending litigation related to the composites business. We expect to continue to incur a comparable level of legal expenses in the latter half of 2008 to defend litigation related to our discontinued operation. See Part II, Item 1, “Legal Proceedings,” for further information.

Total stock-based compensation expense was $0.8 million and $0.3 million in the second quarters of 2008 and 2007, respectively, and is included in selling, general, and administrative expenses. Unrecognized compensation expense related to

KADANT INC.

Results of Operations (continued)

unvested restricted share/unit awards totaled approximately $6.0 million as of June 28, 2008 and is expected to be recognized over a weighted average period of 2.2 years.

Research and development expenses were $1.5 million in both the second quarters of 2008 and 2007 and represented 2% of revenues in both periods.

Loss on Sale of Subsidiary

On April 30, 2007, our Specialty Castings Inc. subsidiary sold its Casting Products business for $0.4 million, resulting in a pre-tax loss of $0.4 million on the sale in the second quarter of 2007.

Interest Income

Interest income increased to $0.5 million in the second quarter of 2008 from $0.3 million in the second quarter of 2007, an increase of $0.2 million, or 49%, primarily due to higher invested balances.

Interest Expense

Interest expense decreased to $0.6 million in the second quarter of 2008 from $0.8 million in the second quarter of 2007, a decrease of $0.2 million, or 19%, primarily due to lower average outstanding borrowings.

Provision for Income Taxes

Our effective tax rate was 30% and 31% in the second quarters of 2008 and 2007, respectively. The 1% decrease in our effective tax rate was primarily due to return to provision true-up items resulting from the filing of prior period foreign income tax returns.

Income from Continuing Operations

Income from continuing operations increased to $6.9 million in the second quarter of 2008 from $5.9 million in the second quarter of 2007, an increase of $1.0 million, or 16%. The increase in the 2008 period was primarily due to an increase in operating income of $1.0 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

Loss from Discontinued Operation

Loss from discontinued operation decreased to $5 thousand in the second quarter of 2008 from $1.0 million in the second quarter of 2007, a decrease of $1.0 million, primarily due to a pre-tax decrease of $1.6 million in warranty costs.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair values at the acquisition date. SFAS 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to its adoption and for certain transactions prior to adoption. As of June 28, 2008, we had a valuation allowance of $1.3 million relating to the Kadant Johnson Inc. acquisition, a liability for unrecognized tax benefits of $0.5 million, and accrued interest and penalties of $0.8 million, all of which would affect goodwill, if recognized prior to the end of fiscal 2008. However, if those tax benefits were to be recognized after the adoption of SFAS No. 141(R), the amounts would instead have an effect on our annual effective tax rate.

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

KADANT INC.

Results of Operations (continued)

SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the effect that SFAS 161 will have on our consolidated financial statements.

First Six Months 2008 Compared With First Six Months 2007

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first six months of 2008 and 2007. The results of operations for the first six months of 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	June 28,	June 30,
	2008	2007

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	59	63
Selling, general, and administrative expenses	29	26
Research and development expenses	2	2
	90	91

Operating Income	10	9

Interest Income	1	1
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	10	9
Provision for Income Taxes	3	3

Income from Continuing Operations	7	6
Loss from Discontinued Operation	–	(1)
Net Income	7%	5%

Revenues

Revenues increased to $178.3 million in the first six months of 2008 from $177.3 million in the first six months of 2007, an increase of $0.9 million, or 1%. Revenues in the first six months of 2008 include a $10.6 million, or 6%, increase from the favorable effects of currency translation, while revenues in the first six months of 2007 include $1.5 million from our Casting Products business, which was sold in April 2007.

KADANT INC.

Results of Operations (continued)

Revenues for the first six months of 2008 and 2007 from our Papermaking Systems segment and our other businesses are as follows:

	Six Months Ended
	June 28,	June 30,
(In thousands)	2008	2007

Revenues:
Papermaking Systems	$173,711	$170,643
Other Businesses	4,559	6,705
	$178,270	$177,348

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased to $173.7 million in the first six months of 2008 from $170.6 million in the first six months of 2007, an increase of $3.1 million, or 2%. Revenues in the first six months of 2008 include a $10.6 million, or 6%, increase from the favorable effects of currency translation.

Other Businesses. Revenues from our Other Businesses decreased to $4.6 million in the first six months of 2008 from $6.7 million in the first six months of 2007, a decrease of $2.1 million, or 32%. Revenues from our Casting Products business decreased $1.5 million in the first six months of 2008 compared to the first six months of 2007, as a result of its sale in April 2007. Revenues from the Fiber-based Products business decreased $0.6 million, or 13%, to $4.6 million in the first six months of 2008 from $5.2 million in the first six months of 2007 due to weaker demand.

Papermaking Systems Segment By Product Line. The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2008 and 2007, and the changes in revenues by product line between the first six months of 2008 and 2007 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods.

	Six Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	June 28, 2008	June 30, 2007	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$73.5	$80.2	$(6.7)	$(11.1)
Fluid-Handling	50.6	41.4	9.2	4.7
Accessories	32.6	31.4	1.2	–
Water-Management	15.7	16.5	(0.8)	(1.2)
Other	1.3	1.1	0.2	0.1
	$173.7	$170.6	$3.1	$(7.5)

Revenues from the segment’s stock-preparation equipment product line decreased $6.7 million, or 8%, in the first six months of 2008 compared to the first six months of 2007, including a $4.4 million, or 6%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment line decreased $11.1 million, or 14%, due primarily to lower capital revenues in China.

Revenues from the segment’s fluid-handling product line increased $9.2 million, or 22%, in the first six months of 2008 compared to the first six months of 2007, including a $4.5 million, or 11%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $4.7

KADANT INC.

Results of Operations (continued)

million, or 11%, due to stronger demand for our products in Europe and, to a lesser extent, Southeast Asia, China, and Latin America. These increases were offset in part by a decrease in sales in North America.

Revenues from the segment’s accessories product line increased $1.2 million, or 4%, in the first six months of 2008 compared to the first six months of 2007, due to the favorable effect of currency translation.

Revenues from the segment’s water-management product line decreased $0.8 million, or 5%, in the first six months of 2008 compared to the first six months of 2007, including a $0.4 million, or 2%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line decreased $1.2 million, or 7%, primarily due to a decrease in capital sales in Europe.

Gross Profit Margin

Gross profit margins for the first six months of 2008 and 2007 are as follows:

	Six Months Ended
	June 28,	June 30,
	2008	2007

Gross Profit Margin:
Papermaking Systems	41%	38%
Other	35	34
	41%	38%

Gross profit margin increased to 41% in the first six months of 2008 from 38% in the first six months of 2007.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 41% in the first six months of 2008 from 38% in the first six months of 2007 primarily due to higher margins in our stock-preparation equipment product line as a result of both a more favorable mix towards higher-margin aftermarket products, as well as higher margins achieved on aftermarket products. The gross profit margin in this segment also increased  due to a more favorable mix towards higher-margin revenues in our fluid-handling product line.

Other Businesses. The gross profit margin in our other businesses increased to 35% in the first six months of 2008 from 34% in the first six months of 2007 primarily due to the sale of our lower-margin Casting Products business in April 2007. This increase was offset in part by lower gross profit margins in our Fiber-based Products business in the first six months of 2008 compared to the first six months of 2007 primarily resulting from the decrease in revenues and, to a lesser extent, an increase in the cost of natural gas.

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 29% and 26% in the first six months of 2008 and 2007, respectively. Selling, general, and administrative expenses increased $5.7 million, or 12%, to $52.3 million in the first six months of 2008 from $46.6 million in the first six months of 2007. This increase included a $3.0 million increase from the unfavorable effect of foreign currency translation and a $1.0 million increase in non-cash employee equity compensation expense. In addition, this increase included $0.6 million in legal expenses due to pending litigation related to the composites business. We expect to continue to incur a comparable level of legal expenses in the latter half of 2008 to defend litigation related to our discontinued operation. See Part II, Item 1, “Legal Proceedings,” for further information.

Total stock-based compensation expense was $1.6 million and $0.5 million in the first six months of 2008 and 2007, respectively, and is included in selling, general, and administrative expenses. As of June 28, 2008, unrecognized compensation expense related to unvested restricted share/unit awards totaled approximately $6.0 million which will be recognized over a weighted average period of 2.2 years.

Research and development expenses decreased $0.1 million to $3.1 million in the first six months of 2008 compared to $3.2 million in the first six months of 2007 and represented 2% of revenues in both periods.

KADANT INC.

Results of Operations (continued)

Loss on Sale of Subsidiary

On April 30, 2007, our Specialty Castings Inc. subsidiary sold its Casting Products business for $0.4 million, resulting in a pre-tax loss of $0.4 million on the sale.

Other Income and Restructuring Costs, Net

We recorded net other income and restructuring costs of $0.5 million in the first six months of 2008. Other income consisted of a pre-tax gain of $0.6 million ($0.4 million after-tax, or $.03 per diluted share) resulting from the sale of real estate in France for $0.7 million in cash. The restructuring costs consisted of severance charges of $0.1 million related to the closure of a facility in Sweden that resulted in the reduction of 3 full-time positions. Both of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income increased to $1.1 million in the first six months of 2008 compared to $0.7 million in the first six months of 2007, an increase of $0.4 million, or 52%, primarily due to higher invested balances.

Interest Expense

Interest expense decreased to $1.2 million in the first six months of 2008 compared to $1.6 million in the first six months of 2007, a decrease of $0.4 million, or 23%, primarily due to lower average outstanding borrowings.

Provision for Income Taxes

Our effective tax rate was 30% and 31% for the first six months of 2008 and 2007, respectively. The 1% decrease in our effective tax rate was primarily due to return to provision true-up items resulting from the filing of prior period foreign income tax returns.

Income from Continuing Operations

Income from continuing operations increased to $12.0 million in the first six months of 2008 from $10.6 million in the first six months of 2007, an increase of $1.4 million, or 13%. The increase in the 2008 period was primarily due to an increase in operating income of $1.1 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

Loss from Discontinued Operation

Loss from discontinued operation decreased to $9 thousand in the first six months of 2008 from $1.4 million in the first six months of 2007, a decrease of $1.4 million due to a pre-tax decrease of $2.2 million in warranty costs.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $119.3 million at June 28, 2008, compared with $107.5 million at December 29, 2007. Included in working capital are cash and cash equivalents of $53.9 million at June 28, 2008, compared with $61.6 million at December 29, 2007. At June 28, 2008, $51.7 million of cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2008

            Our operating activities provided cash of $10.9 million in the first six months of 2008 related primarily to our continuing operations. The cash provided by our continuing operations in the first six months of 2008 was primarily due to income from continuing operations of $12.0 million, a decrease in unbilled contract costs and fees of $8.3 million, and a non-cash charge of $3.8 million for depreciation and amortization expense. The decrease in unbilled contract costs and fees primarily related to a decrease in revenues in our stock-preparation equipment product line. These sources of cash were offset in part by an increase in inventories of $8.7 million and a decrease in other current liabilities of $4.1 million primarily due to a decrease in billings in excess of contract costs and fees related to the timing of contracts recognized under the percentage-of-completion method.

KADANT INC.

Liquidity and Capital Resources (continued)

Our investing activities used cash of $4.3 million in the first six months of 2008 related entirely to our continuing operations. We used cash of $3.1 million to purchase property, plant, and equipment, $1.2 million of cash for additional consideration associated with the asset acquisition of Jining Huayi Light Industry Machinery Co., Ltd. (Kadant Jining acquisition), and $0.9 million associated with additional consideration for the Kadant Johnson Inc. acquisition. Offsetting these uses of cash was $0.9 million received from the sale of property, plant, and equipment.

Our financing activities used cash of $16.3 million in the first six months of 2008 related entirely to our continuing operations. We received cash proceeds of $37.0 million and repaid $35.1 million under a revolving credit facility. In addition, we used cash of $18.9 million to repurchase our common stock on the open market.

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

Our investing activities used cash of $2.2 million in the first six months of 2007, including $2.9 million used by our continuing operations and $0.7 million provided by our discontinued operation. We used cash in our continuing operations of $1.7 million to purchase property, plant, and equipment. We also used cash in our continuing operations as consideration in acquisitions, including $0.9 million associated with the Kadant Johnson Inc. acquisition and $0.6 million associated with the Kadant Jining acquisition. These uses of cash were offset in part by cash received of $0.3 million associated with the sale of our Casting Products business. The discontinued operation received $0.7 million in cash related to funds released from escrow as certain indemnification obligations were satisfied.

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

The loans under the 2008 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants

KADANT INC.

Liquidity and Capital Resources (continued)

applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of June 28, 2008, we were in compliance with these covenants.

The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of June 28, 2008, we had $42.6 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

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

Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the Mortgage and Security Agreements, which include customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Kadant Jining Loan and Credit Facilities

On January 28, 2008, our Kadant Jining subsidiary borrowed 40 million Chinese renminbi, or approximately $5.8 million at the June 28, 2008 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3.5 million, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2.3 million, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on 95% of the interest rate published by The People’s Bank of China for a loan of the same term. The proceeds from the 2008 Kadant Jining Loan were used to repay outstanding debt totaling 40 million Chinese renminbi.

On July 30, 2008, our Kadant Jining subsidiary and our Kadant Pulp and Paper Equipment Light Machinery Co., Ltd. subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.6 million as of June 28, 2008, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.2 million as of June 28, 2008. The 2008 Facilities have a term of 364 days. Borrowings made under the 2008 Facilities will bear interest at the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China and will be used for general working capital purposes. We have provided a parent guaranty dated July 30, 2007, as amended on January 28, 2008 and July 30, 2008, securing the payment of all obligations made under the Facilities and providing a cross-default to our other senior indebtedness, including the 2008 Credit Agreement. On July 30, 2008, Kadant Jining borrowed 7.5 million Chinese renminbi, or approximately $1.1 million, under the 2008 Facilities.

KADANT INC.

Liquidity and Capital Resources (continued)

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to hedge the exposure to movements in the variable interest rate on a portion of our outstanding debt. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. As of June 28, 2008, $24.1 million, or 56%, of our outstanding debt was hedged through interest rate swap agreements. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. As of June 28, 2008, we had repurchased 583,000 shares of our common stock for $15.5 million in the first and second quarters of 2008 under this authorization. On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. Repurchases under these authorizations may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. We repurchased 123,700 shares of our common stock for $3.4 million in the second quarter of 2008 under this authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through June 28, 2008, we have not provided for U.S. income taxes on approximately $89.9 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.0 million.

On October 21, 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At June 28, 2008, the accrued warranty costs for Composites LLC were $2.1 million. We have been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. See Part II, Item 1, “Legal Proceedings,” for further information. We incurred $0.6 million in legal expenses in the first six months of 2008 related to this pending litigation and we expect to continue to incur a comparable level of legal expenses in the latter half of 2008.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $5 million during the remainder of 2008 for property, plant, and equipment.

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

Item 4 – Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2008. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 28, 2008, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We have been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. We intend to defend against this action vigorously, but there is no assurance we will prevail in such defense. On March 14, 2008, we, Composites LLC, and the other co-defendant filed motions to dismiss all counts in the complaint, which are currently pending. We could incur substantial costs to defend this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on our consolidated financial results.

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

We have significant revenues from China, operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. During the first six months of 2008 and 2007, approximately $28.1 million, or 16%, and $38.7 million, or 22%, respectively, of our total revenues were from customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled, or the customers do not fulfill their obligations under the contract, prior to the receipt of a letter of credit covering the remaining balance of the contract. Typically, the letter of credit represents 80% or more of the total order.
Worsening economic conditions in the U.S. have led some customers in China to defer, slow down, or cancel planned capital projects, especially those dependent on exports to the West, such as linerboard production. These actions, as well as delays in our receipt of down payments on existing contracts, which have recently become more pronounced, could cause us to recognize revenue on certain contracts in periods later than originally anticipated, or not at all. Several large projects in our stock-preparation equipment product line in Asia have recently been delayed into 2009 or later causing us to lower our expectations of revenues and earnings per share for the 2008 fiscal year. Our financial performance for the remainder of 2008 may also be negatively impacted if there are additional delays in customers securing financing causing revenues to be delayed.

KADANT INC.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During the first six months of 2008 and 2007, approximately 60% and 61% of our sales, respectively, were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including those in China, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, $24.1 million, or 56%, of our outstanding floating rate debt as of June 28, 2008 was hedged through interest rate swap agreements.
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

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of June 28, 2008 represents the low end of the estimated range of warranty costs required to be recorded under SFAS 5 based on the level of claims received through the end of the second quarter of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

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

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the second quarter of 2008:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
3/30/08 – 4/30/08	79,200	$25.68	79,200	$5,962,796
5/1/08 – 5/31/08	176,900	$27.19	176,900	$26,603,469
6/1/08 – 6/28/08	–	–	–	$26,603,469
Total:	256,100	$26.72	256,100

(1)
On May 2, 2007, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 2, 2007 through May 2, 2008. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the second quarter of 2008, we repurchased 132,400 shares of our common stock for $3.4 million in 2008 under this authorization.

(2)
On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the second quarter of 2008, we repurchased 123,700 shares of our common stock for $3.4 million under this authorization.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 22, 2008, at the annual meeting of stockholders, the stockholders re-elected two incumbent directors and ratified the selection of our independent registered public accounting firm for the 2008 fiscal year. Dr. John M. Albertine and Mr. Thomas C. Leonard were elected to the class of directors whose three-year term expires at our annual meeting of stockholders in 2011. Dr. Albertine received 13,221,790 shares voted in favor of his election and 457,528 shares voted against. Mr. Leonard received 13,407,698 shares voted in favor of his election and 271,620 shares voted against.

At the annual meeting, stockholders also ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the 2008 fiscal year. The proposal received 13,519,496 shares voted in favor of approval, 127,881 shares voted against, 31,938 shares abstained, and no broker non-votes.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August, 2008.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Second Amendment to Guaranty dated July 30, 2008, to the Guaranty dated as of July 30, 2007 (as amended by the Amendment, Acknowledgment and Consent to Guaranty dated as of January 28, 2008) of the Registrant in favor of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch.

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