Form 10-Q
period 2008-09-27
KADANT INC
filed 2008-11-05
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

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
Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2008
Common Stock, $.01 par value	12,890,481

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	September 27,	December 29,
(In thousands)	2008	2007

Current Assets:
Cash and cash equivalents	$59,812	$61,553
Accounts receivable, less allowances of $2,589 and $2,639	55,503	58,404
Unbilled contract costs and fees	20,845	27,487
Inventories (Note 4)	56,750	47,470
Other current assets	11,420	11,046
Assets of discontinued operation (Note 15)	1,319	1,293
Total Current Assets	205,649	207,253

Property, Plant, and Equipment, at Cost	107,857	105,889
Less: accumulated depreciation and amortization	65,774	63,985
	42,083	41,904

Other Assets	46,179	47,100

Goodwill	140,473	140,812

Total Assets	$434,384	$437,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	September 27,	December 29,
(In thousands, except share amounts)	2008	2007

Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$2,829	$10,240
Accounts payable	33,255	37,132
Accrued payroll and employee benefits	15,016	17,510
Customer deposits	11,984	12,956
Other current liabilities	20,407	19,500
Liabilities of discontinued operation (Note 15)	2,427	2,428
Total Current Liabilities	85,918	99,766

Other Long-Term Liabilities	27,159	26,630

Long-Term Obligations (Note 6)	58,251	30,460

Minority Interest	1,744	1,462

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 and 14,604,520 shares issued	146	146
Capital in excess of par value	92,986	91,753
Retained earnings	193,965	175,106
Treasury stock at cost, 1,655,678 and 174,045 shares	(40,882)	(4,152)
Accumulated other comprehensive items (Note 2)	15,097	15,898
	261,312	278,751

Total Liabilities and Shareholders’ Investment	$434,384	$437,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 27,	September 29,
(In thousands, except per share amounts)	2008	2007

Revenues	$83,734	$92,695

Costs and Operating Expenses:
Cost of revenues	49,467	57,357
Selling, general, and administrative expenses	24,411	24,004
Research and development expenses	1,520	1,430
Other income and restructuring costs, net (Note 8)	(622)	–

	74,776	82,791

Operating Income	8,958	9,904

Interest Income	485	340
Interest Expense	(670)	(759)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	8,773	9,485
Provision for Income Taxes	1,892	2,376
Minority Interest Expense	46	96

Income from Continuing Operations	6,835	7,013
Income (Loss) from Discontinued Operation (net of income tax benefit of $30 and $743) (Note 15)	23	(1,232)

Net Income	$6,858	$5,781

Basic Earnings per Share (Note 3):
Continuing Operations	$.51	$.49
Discontinued Operation	–	(.08)
Net Income	$.51	$.41

Diluted Earnings per Share (Note 3):
Continuing Operations	$.50	$.49
Discontinued Operation	–	(.09)
Net Income	$.50	$.40

Weighted Average Shares (Note 3):
Basic	13,506	14,174

Diluted	13,614	14,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
(In thousands, except per share amounts)	2008	2007

Revenues	$262,004	$270,043

Costs and Operating Expenses:
Cost of revenues	155,114	168,015
Selling, general, and administrative expenses	76,704	70,587
Research and development expenses	4,625	4,590
Other income and restructuring costs, net (Note 8)	(1,095)	–
Loss on sale of subsidiary	–	388

	235,348	243,580

Operating Income	26,656	26,463

Interest Income	1,537	1,033
Interest Expense	(1,905)	(2,354)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	26,288	25,142
Provision for Income Taxes	7,157	7,271
Minority Interest Expense	286	231

Income from Continuing Operations	18,845	17,640
Income (Loss) from Discontinued Operation (net of income tax benefit of $35 and $1,595) (Note 15)	14	(2,646)

Net Income	$18,859	$14,994

Basic Earnings per Share (Note 3):
Continuing Operations	$1.37	$1.25
Discontinued Operation	–	(.18)
Net Income	$1.37	$1.07

Diluted Earnings per Share (Note 3):
Continuing Operations	$1.36	$1.24
Discontinued Operation	–	(.19)
Net Income	$1.36	$1.05

Weighted Average Shares (Note 3):
Basic	13,792	14,064

Diluted	13,903	14,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2008	2007

Operating Activities:
Net income	$18,859	$14,994
(Income) loss from discontinued operation (Note 15)	(14)	2,646
Income from continuing operations	18,845	17,640
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,617	5,475
Stock-based compensation expense	2,260	1,170
(Gain) loss on the sale of property, plant, and equipment	(1,763)	27
Loss on sale of subsidiary	–	388
Provision for losses on accounts receivable	415	129
Minority interest expense	286	231
Other, net	(602)	(1,360)
Changes in current accounts, net of effects of acquisitions and disposition:
Accounts receivable	2,179	(8,191)
Unbilled contract costs and fees	6,449	(11,016)
Inventories	(8,969)	(3,570)
Other current assets	(569)	(1,643)
Accounts payable	(4,058)	961
Other current liabilities	(2,975)	7,437
Net cash provided by continuing operations	17,115	7,678
Net cash used in discontinued operation	(15)	(1,630)
Net cash provided by operating activities	17,100	6,048

Investing Activities:
Purchases of property, plant, and equipment	(4,198)	(3,001)
Proceeds from sale of property, plant, and equipment	2,833	134
Acquisitions and disposition, net	(2,119)	(2,867)
Other, net	149	(123)
Net cash used in continuing operations	(3,335)	(5,857)
Net cash provided by discontinued operation	–	660
Net cash used in investing activities	(3,335)	(5,197)

Financing Activities:
Proceeds from issuance of short- and long-term obligations	59,204	–
Repayments of short- and long-term obligations	(39,224)	(6,557)
Purchases of Company common stock	(37,362)	(5,185)
Proceeds from issuances of Company common stock	2,991	5,521
Excess tax benefits from stock option exercises	527	1,963
Other, net	(766)	(25)
Net cash used in continuing operations in financing activities	(14,630)	(4,283)

Exchange Rate Effect on Cash	(877)	1,638

Change in Cash from Discontinued Operation	1	2,588

(Decrease) Increase in Cash and Cash Equivalents	(1,741)	794
Cash and Cash Equivalents at Beginning of Period	61,553	39,634
Cash and Cash Equivalents at End of Period	$59,812	$40,428

Non-cash Financing Activities:
Issuance of Company common stock	$366	$348

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at September 27, 2008, and its results of operations for the three- and nine-month periods ended September 27, 2008 and September 29, 2007 and cash flows for the nine-month periods ended September 27, 2008 and September 29, 2007. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments and deferred gains (losses) on hedging instruments. The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007

Net Income	$6,858	$5,781	$18,859	$14,994
Other Comprehensive Items:
Foreign Currency Translation Adjustments	(8,294)	4,741	(525)	8,528
Deferred (Loss) Gain on Hedging Instruments (net of income tax of $326 and $90 in the three months ended September 27, 2008 and September 29, 2007, respectively, and $32 and $7 in the nine months ended September 27, 2008 and September 29, 2007, respectively)	(613)	(66)	40	84
	(8,907)	4,675	(485)	8,612

Comprehensive (Loss) Income	$(2,049)	$10,456	$18,374	$23,606

The amounts of unrecognized prior service income on pension and other post-retirement plans reclassified from accumulated other comprehensive items to net income were $119,000 and $111,000 for the third quarters of 2008 and 2007, respectively, both net of tax. The amounts of unrecognized prior service income on pension and other post-retirement plans reclassified from accumulated other comprehensive items to net income were $359,000 and $333,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively, both net of tax. The amounts of deferred loss on pension and other post-retirement plans reclassified from accumulated other comprehensive items to net income were $43,000 and $24,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively, both net of tax.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands, except per share amounts)	2008	2007	2008	2007

Income from Continuing Operations	$6,835	$7,013	$18,845	$17,640
Income (Loss) from Discontinued Operation	23	(1,232)	14	(2,646)

Net Income	$6,858	$5,781	$18,859	$14,994

Basic Weighted Average Shares	13,506	14,174	13,792	14,064
Effect of Stock Options, Restricted Share/Unit Awards and Employee Stock Purchase Plan	108	145	111	181
Diluted Weighted Average Shares	13,614	14,319	13,903	14,245

Basic Earnings per Share:
Continuing Operations	$.51	$.49	$1.37	$1.25
Discontinued Operation	–	(.08)	–	(.18)
Net Income	$.51	$.41	$1.37	$1.07

Diluted Earnings per Share:
Continuing Operations	$.50	$.49	$1.36	$1.24
Discontinued Operation	–	(.09)	–	(.19)
Net Income	$.50	$.40	$1.36	$1.05

Options to purchase approximately 54,800 and 51,700 shares of common stock for the third quarters of 2008 and 2007, respectively, and 55,000 and 59,200 shares of common stock for the first nine months of 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common stock and the effect of their inclusion would have been anti-dilutive.

4.	Inventories

The components of inventories are as follows:

	September 27,	December 29,
(In thousands)	2008	2007
Raw Materials and Supplies	$24,224	$23,587
Work in Process	16,017	9,855
Finished Goods (includes $2,105 and $2,405 at customer locations)	16,509	14,028
	$56,750	$47,470

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Income Taxes

The gross unrecognized tax benefit recorded under Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” was $4,970,000 and $4,040,000 at September 27, 2008 and December 29, 2007, respectively. Included in the balance for both periods were unrecognized tax benefits totaling $517,000, which if recognized prior to the end of fiscal 2008 would affect goodwill. However, if those tax benefits were to be recognized after the adoption of Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)), the amounts would have an impact on the annual effective tax rate.

 It is the Company’s practice to include accrued interest and penalties associated with unrecognized tax benefits as a component of income tax expense. At September 27, 2008 and December 29, 2007, the Company had accrued $1,430,000 and $1,309,000, respectively, for the potential payment of interest and penalties. The change in the accrued liability in the first nine months of 2008 is reflected in the condensed consolidated statement of income.

The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

As of September 27, 2008, the Company is under a U.S. Federal income tax examination for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return. The Company is subject to potential examination for the tax years 2005 through 2007 for U.S. Federal tax and 2001 through 2007 for non-U.S. tax jurisdictions. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2007.

6.	Short- and Long-Term Obligations and Other Financial Instruments

Short- and Long-term Obligations

             Short- and long-term obligations are as follows:

	September 27,	December 29,
(In thousands)	2008	2007

Revolving Credit Facility	$44,000	$–
Variable Rate Term Loan, due from 2008 to 2010	–	25,974
Variable Rate Term Loan, due from 2008 to 2016	9,000	9,250
Variable Rate Term Loan, due from 2010 to 2011	5,876	5,476
Short-Term Obligation	2,204	–
Total Short- and Long-Term Obligations	61,080	40,700
Less: Short-Term Obligations and Current Maturities	(2,829)	(10,240)
Long-Term Obligations, less Current Maturities	$58,251	$30,460

The weighted average interest rate for long-term obligations was 4.57% as of September 27, 2008.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon the Company’s total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of September 27, 2008, the outstanding balance on the 2008 Credit Agreement was $44,000,000.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Short- and Long-Term Obligations and Other Financial Instruments (continued)

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

The loans under the 2008 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of September 27, 2008, the Company was in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of September 27, 2008, the remaining balance on the 2006 Commercial Real Estate Loan was $9,000,000.

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

Kadant Jining Loan and Credit Facilities

On July 30, 2008, the Company’s Kadant Jining subsidiary (Kadant Jining)  and its Kadant Yanzhou subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6,611,000 at the September 27, 2008 exchange rate, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2,204,000 at the September 27, 2008 exchange rate. The 2008 Facilities have a term of 364 days. Borrowings made under the 2008 Facilities will bear interest at the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China and will be used for general working capital purposes. The Company has provided a parent guaranty, dated July 30, 2007, as amended on January 28, 2008 and July 30, 2008, securing the payment of all obligations made under the 2008 Facilities and providing a cross-default to the Company’s other senior indebtedness, including the 2008 Credit Agreement. As of September 27, 2008, Kadant Jining borrowed $2,204,000 under the 2008 Facilities.

On January 28, 2008, Kadant Jining borrowed 40 million Chinese renminbi, or approximately $5,876,000 at the September 27, 2008 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3,526,000, on January 28, 2010 and 16 million Chinese renminbi, or approximately

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Short- and Long-Term Obligations and Other Financial Instruments (continued)

$2,350,000, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on 95% of the interest rate published by The People’s Bank of China for a loan of the same term. The proceeds from the 2008 Kadant Jining Loan were used to repay outstanding debt totaling 40 million Chinese renminbi.

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

The 2006 and 2008 Swap Agreements have been designated as cash flow hedges and are carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of September 27, 2008, the net unrealized loss associated with the 2006 and 2008 Swap Agreements was $498,000, consisting of a $239,000 unrealized gain included in other assets and a $737,000 unrealized loss included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the 2006 and 2008 Swap Agreements.

The Company uses forward currency-exchange contracts primarily to hedge certain operational exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of our operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. These forward currency-exchange contracts have been designated as cash flow hedges with unrealized gains and losses reflected within other comprehensive income. As of September 27, 2008, the net unrealized gain associated with these contracts was $607,000, consisting of a $632,000 unrealized gain included in other assets and a $25,000 unrealized loss included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. Management believes that any credit risk associated with these contracts is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the contracts.

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

The changes in the carrying amount of the Company’s product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Balance at Beginning of Period	$3,648	$3,124	$3,619	$3,164
Provision charged to income	861	1,296	2,812	2,716
Usage	(839)	(1,176)	(2,865)	(2,680)
Currency translation	(107)	84	(3)	128
Balance at End of Period	$3,563	$3,328	$3,563	$3,328

See Note 15 for warranty information related to the discontinued operation.

8.         Other Income and Restructuring Costs, Net

Other Income

In the first quarter of 2008, the Company sold real estate in France for $746,000, resulting in a pre-tax gain of $594,000 on the sale. In the third quarter of 2008, the Company sold real estate in the United Kingdom for $1,903,000, resulting in a pre-tax gain of $1,093,000.

2006 Restructuring Plan

The Company recorded restructuring costs of $677,000 in 2006 associated with its 2006 Restructuring Plan. These restructuring costs included severance and associated costs related to the reduction of 15 full-time positions in Canada and France, all at its Papermaking Systems segment. The Company recorded restructuring costs of $252,000 in the fourth quarter of 2007 associated with exit costs related to vacating a facility in Canada. In addition, in the fourth quarter of 2007 and in the third quarter of 2008, the Company reduced the restructuring reserve for the 2006 Restructuring Plan by $276,000 and $106,000, respectively, as the reserves were no longer required.

2008 Restructuring Plans

The Company recorded restructuring costs of $121,000 in the first quarter of 2008 associated with its 2008 Restructuring Plans. These restructuring costs included severance costs related to the closure of a facility in Sweden that resulted in the reduction of 3 full-time positions, all at its Papermaking Systems segment.

    The Company recorded restructuring costs of $577,000 in the third quarter of 2008 associated with its 2008 Restructuring Plans. These restructuring costs included severance costs related to the reduction of 9 full-time positions in Canada, all at its Papermaking Systems segment.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Other Income and Restructuring Costs, Net (continued)

A summary of the changes in accrued restructuring costs is as follows:
(In thousands)	Severance and Other

2006 Restructuring Plan
Balance at December 29, 2007	$308
Payments	(181)
Reserve reduction	(106)
Currency translation	(7)
Balance at September 27, 2008	$14

2008 Restructuring Plans
Balance at December 29, 2007	$–
Provision	698
Payments	(541)
Currency translation	(1)
Balance at September 27, 2008	$156

The Company expects to pay the accrued restructuring costs by the end of the first quarter of 2009.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Business Segment Information

The Company has one reportable operating segment, Papermaking Systems, and two separate product lines that are reported in Other, Fiber-based Products and Casting Products, the latter of which was sold on April 30, 2007. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007

Revenues:
Papermaking Systems	$82,049	$91,093	$255,760	$261,736
Other (a)	1,685	1,602	6,244	8,307
	$83,734	$92,695	$262,004	$270,043

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems	$12,134	$13,492	$37,752	$35,300
Corporate and Other (b)	(3,176)	(3,588)	(11,096)	(8,837)
Total Operating Income	8,958	9,904	26,656	26,463
Interest Expense, Net	(185)	(419)	(368)	(1,321)
	$8,773	$9,485	$26,288	$25,142

Capital Expenditures:
Papermaking Systems	$948	$1,244	$3,655	$2,865
Corporate and Other	101	33	543	136
	$1,049	$1,277	$4,198	$3,001

(a)	“Other” includes the results from the Fiber-based Products business in all periods and the Casting Products business in the 2007 periods through its sale on April 30, 2007.
(b)	Corporate primarily includes general and administrative expenses.

10.	Stock-Based Compensation

Restricted Shares and Restricted Stock Unit Awards

On March 3, 2008, the Company granted an aggregate of 20,000 restricted stock units (RSUs) to its outside directors with an aggregate fair value of $488,000, which will vest at a rate of 5,000 shares per quarter on the last day of each quarter in 2008. The Company recognized a tax benefit of $6,000 associated with these RSUs in the first nine months of 2008. The March 3, 2008 awards also included an aggregate of 40,000 RSUs with an aggregate fair value of $975,000, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 40,000 RSUs are forfeited if a change in control does not occur by the end of the first quarter of 2009.

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

Performance-Based Restricted Stock Units

On March 3, 2008, the Company granted to certain officers of the Company performance-based RSUs, which represent, in aggregate, the right to receive 93,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $25.07 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2010 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount is subject to adjustment based on the achievement of specified EBITDA targets generated from continuing operations for the 2008 fiscal year. The RSUs provide for the issuance of between 50% and 150% of the target RSU amount based on whether actual EBITDA for the 2008 fiscal year is between 80% and 115% of the EBITDA target. If the actual EBITDA is below 80% of the target EBITDA for the 2008 fiscal year, all RSUs will be forfeited. In the first nine months of 2008, the Company recognized compensation expense based on the probable number of RSUs deliverable after such adjustment, which was 70% of the target RSU amount.

On May 24, 2007, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 104,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $28.21 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2009 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount was subject to adjustment based on the achievement of specified EBITDA targets generated from continuing operations for the nine-month period ended December 29, 2007, which were exceeded, and resulted in an adjusted RSU amount of 134,160 shares deliverable upon vesting.

The performance-based RSU agreements provide for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability or a change in control of the Company. If the officer dies or is disabled prior to the vesting date, then a ratable portion of the RSUs will vest. If a change in control occurs prior to the end of the performance period, the officer will receive the target RSU amount; otherwise, the officer will receive the number of deliverable RSUs based on the achievement of the performance goal, as stated in the RSU agreements.

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with performance-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $426,000 and $1,412,000, respectively, was recognized in the three and nine months ended September 27, 2008 associated with these performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $3,137,000 as of September 27, 2008 and will be recognized over a weighted average period of 1.7 years.

Time-Based Restricted Stock Units

The Company granted 61,550 time-based RSUs on May 24, 2007 with a grant date fair value of $28.21 per share, 12,000 time-based RSUs on March 3, 2008 with a grant date fair value of $25.07 per share, and 600 time-based RSUs on September 15, 2008 with a grant date fair value of $24.00 per share, to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The time-based RSUs will cliff vest in their entirety provided the recipients remain employed with the Company through the vesting date. The time-based RSUs (net of forfeitures) will vest as follows: 59,950 on May 24, 2011, 12,000 on March 3, 2012 and 600 on December 31, 2009. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $112,000 and $352,000, respectively, was recognized in the three and nine months ended September 27, 2008 associated with the time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,394,000 as of September 27, 2008 and will be recognized over a weighted average period of 2.9 years.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Stock-Based Compensation (continued)

A summary of the status of the Company’s unvested restricted share/unit awards for the nine months ended September 27, 2008 is as follows:
Unvested Restricted Share/Unit Awards	Shares/Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 29, 2007	236	$27.36
Granted	138	$24.76
Vested	(15)	$24.38
Forfeited / Expired	(42)	$23.39
Unvested at September 27, 2008	317	$26.89

11.	Employee Benefit Plans

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

The components of the net periodic benefit cost (income) for the pension benefits and other benefits plans in the three-and nine-month periods ended September 27, 2008 and September 29, 2007 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	September 27, 2008		September 29, 2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$202	$22	$205	$26
Interest cost	299	63	280	58
Expected return on plan assets	(366)	–	(360)	–
Recognized net actuarial loss	14	–	9	7
Amortization of prior service cost (income)	14	(199)	13	(198)
Net periodic benefit cost (income)	$163	$(114)	$147	$(107)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	6.00%	5.90%	5.75%	5.45%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

	Nine Months Ended		Nine Months Ended
(In thousands)	September 27, 2008		September 29, 2007
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$605	$65	$614	$77
Interest cost	897	190	840	172
Expected return on plan assets	(1,098)	–	(1,081)	–
Recognized net actuarial loss	43	–	27	22
Amortization of prior service cost (income)	42	(596)	41	(592)
Net periodic benefit cost (income)	$489	$(341)	$441	$(321)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	6.00%	5.90%	5.75%	5.45%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

The Company made cash contributions totaling $1,000,000 to the Kadant Web Systems Inc. noncontributory defined benefit retirement plan in the first nine months of 2008 and expects to make a quarterly cash contribution of $400,000 in the fourth quarter of 2008. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make any cash contributions in 2008 other than to fund current benefit payments.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Fair Value Measurements

            The Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements,” on December 30, 2007, which did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

• Level 1 – Quoted prices in active markets for identical assets or liabilities.

• Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

• Level 3 – Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 27, 2008:

(In thousands)	Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Forward currency-exchange contracts	$–	$632	$–	$632
Interest-rate swap agreements	$–	$239	$–	$239

Liabilities:
Forward currency-exchange contracts	$–	$25	$–	$25
Interest-rate swap agreements	$–	$737	$–	$737

The fair values of the Company’s interest-rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange prices at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

13.	Pending Litigation

           The Company has been named as a co-defendant, together with its Kadant Composites LLC subsidiary (Composites LLC) and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. The Company intends to defend against this action vigorously, but there is no assurance it will prevail in such defense. On March 14, 2008, the Company, Composites LLC, and the other co-defendant filed motions to dismiss all counts in the complaint, which are currently pending. The Company incurred $74,000 and $698,000, respectively, in legal expenses related to this litigation in the three and nine months ended September 27, 2008. The Company could incur additional substantial costs to defend this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on the Company’s consolidated financial results. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R) which replaces SFAS No. 141. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS 141(R) also requires that cash outflows, such as transaction costs and post-acquisition restructuring costs, be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to its adoption and for certain transactions prior to adoption. As of September 27, 2008, the Company had a tax valuation allowance of $1,270,000 relating to the Kadant Johnson Inc. acquisition, a liability for unrecognized tax benefits of $517,000, and accrued interest and penalties of $843,000, all of which would affect goodwill, if recognized prior to the end of fiscal 2008. However, if those tax benefits were to be recognized after the adoption of SFAS 141(R), the amounts would instead have an effect on the Company’s annual effective tax rate.

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

Operating results for the discontinued operation included in the accompanying condensed consolidated statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Operating Loss	$(7)	$(1,986)	$(21)	$(4,315)
Interest Income	–	11	–	74
Loss Before Income Tax Benefit	(7)	(1,975)	(21)	(4,241)
Income Tax Benefit	30	743	35	1,595
Income (Loss) From Discontinued Operation	$23	$(1,232)	$14	$(2,646)

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Discontinued Operation (continued)

The major classes of assets and liabilities of the discontinued operation included in the accompanying condensed consolidated balance sheet are as follows:

	September 27,	December 29,
(In thousands)	2008	2007

Cash and cash equivalents	$2	$3
Other accounts receivable	322	322
Current deferred tax asset	788	769
Other assets	207	199

Total Assets	1,319	1,293

Accounts payable	255	255
Accrued warranty costs	2,142	2,142
Other current liabilities	30	31

Total Liabilities	2,427	2,428

Net Liabilities	$(1,108)	$(1,135)

As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owners of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

Composites LLC records the minimum amount of the potential range of loss for products under warranty in accordance with SFAS No. 5, “Accounting for Contingencies”. As of September 27, 2008, the accrued warranty costs associated with the composites business were $2,142,000, which represent the low end of the estimated range of warranty reserve required based on the level of claims received by Composites LLC. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

The changes in accrued warranty costs for the nine months ended September 27, 2008 and September 29, 2007 are as follows:

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2008	2007
Balance at Beginning of Period	$2,142	$1,135
Provision	–	3,914
Usage	–	(2,904)
Balance at End of Period	$2,142	$2,145

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

Prior to its sale on April 30, 2007, our Casting Products business manufactured grey and ductile iron castings.

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

Composites LLC records the minimum amount of the potential range of loss for products under warranty in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS 5). As of September 27, 2008, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the estimated range of warranty reserve required based on the level of claims received by Composites LLC through the end of the third quarter of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

Composites LLC’s inability to pay or process warranty claims has exposed the Company to greater risks associated with litigation. For more information regarding our current litigation arising from these claims, see Part II, Item 1, “Legal Proceedings,” and Part II, Item 1A, “Risk Factors”.

International Sales

During the first nine months of 2008 and 2007, approximately 61% of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The growth rate of the U.S. economy has slowed considerably in recent months, and the worsening economic conditions most recently have led to additional caution among our customers worldwide, including those in Asia, which has adversely affected our business. Many of our customers require credit to finance larger projects, and the turmoil in the credit markets has affected their ability to obtain financing. Paper producers in North America and Europe continue to be negatively affected by higher operating costs, especially higher energy and chemical costs. We believe paper companies will curtail their capital and operating spending in the current market environment, resulting in delays or cancellations of potential orders, and will likely be cautious about increasing their spending when market conditions improve. This has caused us to temper our outlook for the rest of 2008 and 2009. We continue to concentrate our efforts on several initiatives intended to improve our operating results, including: emphasizing products that provide our customers a good return on their investment; increasing aftermarket and consumables sales; increasing our market share in existing markets; increasing sales in emerging markets, such as Asia, Russia, Eastern Europe, and Latin America; leveraging our global manufacturing and sourcing capabilities; and ensuring that our cost structure is in line with expected business levels.

China is a significant market for our stock-preparation equipment. A large percentage of the world’s increases in paper production capacity in the last several years have been in China, which is now experiencing an oversupply of linerboard due to a drop in demand. Consequently, competition is intense and there is increasing pricing pressure, particularly for large systems. We manufacture stock-preparation equipment and certain of our accessory and water-management products in our Chinese facilities. Currently, our revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. Our customers in China have experienced delays or difficulties in obtaining financing for their capital addition and expansion projects due to a number of factors, including efforts by the Chinese government to control economic growth, which are reflected in a slowdown in financing approvals in China’s banking system. In addition, worsening economic conditions in the U.S. have led some customers in China to defer, slow down, or cancel planned capital projects, especially those dependent on exports to the West, such as linerboard production. These actions will cause us to recognize revenue on certain contracts in periods later than originally anticipated, or not at all. Several large projects for stock-preparation equipment on which we expected to recognize revenue in 2008 have been delayed into 2009 and possibly later, and a few potential projects have been cancelled.

Our 2008 guidance reflects expected revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation. For the fourth quarter of 2008, we expect to report GAAP (generally accepted accounting principles) diluted EPS of $.18 to $.20 from continuing operations, on revenues of $75 to $77 million. For the full year, we expect to report GAAP diluted EPS of $1.54 to $1.56 from continuing operations, revised from our previous estimate of $1.65 to $1.70, on revenues of $337 to $339 million, revised from our previous estimate of $365 to $370 million. The fourth quarter and full year 2008 guidance excludes projected revenues of approximately $15 million and diluted EPS of $.09 associated with a large systems order for a new customer in Vietnam. The customer has made significant progress in arranging financing for this project, including providing a 30% down payment and a letter of credit for a portion of the remaining amounts. However, partly due to the worldwide credit crisis, we do not believe that the customer will complete all of the steps necessary for us to recognize revenue

KADANT INC.

Overview (continued)

and income on this order in the fourth quarter of 2008. We now expect to recognize revenue and income on this project in early 2009.

Results of Operations

Third Quarter 2008 Compared With Third Quarter 2007

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2008 and 2007. The results of operations for the fiscal quarter ended September 27, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	September 27,	September 29,
	2008	2007

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	59	62
Selling, general, and administrative expenses	29	26
Research and development expenses	2	1
Other income and restructuring costs, net	(1)	–
	89	89

Operating Income	11	11

Interest Income	–	–
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	10	10
Provision for Income Taxes	2	2

Income from Continuing Operations	8	8
Loss from Discontinued Operation	–	(2)
Net Income	8%	6%

Revenues

Revenues decreased to $83.7 million in the third quarter of 2008 from $92.7 million in the third quarter of 2007, a decrease of $9.0 million, or 10%, including a $3.8 million, or 4%, increase from the favorable effect of currency translation. This decrease was primarily due to a $12.4 million, or 65%, decrease, excluding the effects of currency translation, in our stock-preparation equipment sales in China.

Revenues for the third quarters of 2008 and 2007 from our Papermaking Systems segment and our other businesses are as follows:

	Three Months Ended
	September 27,	September 29,
(In thousands)	2008	2007

Revenues:
Papermaking Systems	$82,049	$91,093
Other Businesses	1,685	1,602
	$83,734	$92,695

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased to $82.0 million in the third quarter of 2008 from $91.1 million in the third quarter of 2007, a decrease of $9.1 million, or 10%, including a $3.8 million, or 4%, increase from the favorable effect of currency translation. This decrease was primarily due to a $12.4 million, or 65%, decrease, excluding the effects of currency translation, in our stock-preparation equipment sales in China due to a reduction in orders as major manufacturers cancelled or postponed projects due to the current economic environment and the oversupply of linerboard.

Other Businesses. Revenues at our Other Businesses increased to $1.7 million in the third quarter of 2008 from $1.6 million in the third quarter of 2007, an increase of $0.1 million, or 5%.

Papermaking Systems Segment By Product Line. The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the third quarters of 2008 and 2007, and the changes in revenues by product line between the third quarters of 2008 and 2007 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods. This non-GAAP measure is not meant to be considered superior to or a substitute for the results prepared in accordance with GAAP. In addition, this non-GAAP measure has limitations associated with its use as compared to the most directly comparable GAAP measure, in that it may be different from, and therefore not comparable to, similar measures used by other companies.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	September 27, 2008	September 29, 2007	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$30.3	$41.7	$(11.4)	$(13.3)
Fluid-Handling	27.3	25.1	2.2	0.4
Accessories	15.2	16.7	(1.5)	(1.6)
Water-Management	8.5	7.0	1.5	1.5
Other	0.7	0.6	0.1	0.1
	$82.0	$91.1	$(9.1)	$(12.9)

Revenues from the segment’s stock-preparation equipment product line decreased $11.4 million, or 27%, in the third quarter of 2008 compared to the third quarter of 2007, including a $1.9 million, or 5%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment product line decreased $13.3 million, or 32%, primarily due to a $12.4 million, or 65%, decrease in capital equipment sales in China due to a reduction in orders as major manufacturers cancelled or postponed projects due to the current economic environment and the oversupply of linerboard. In addition, revenues in North America decreased $4.2 million, or 29%, due in part to the inclusion of revenues from a large system project in the third quarter of 2007. We expect to continue to see year over year declines in stock-preparation equipment sales, especially in China, in the next several quarters given the current economic environment and its impact on paper producers. Partially offsetting these decreases was a $3.3 million, or 39%, increase in sales in Europe.

Revenues from the segment’s fluid-handling product line increased $2.2 million, or 9%, in the third quarter of 2008 compared to the third quarter of 2007, including a $1.8 million, or 7%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $0.4 million, or 2%, primarily due to stronger demand for our products in Europe, and to a lesser extent, Southeast Asia and Latin America. These increases were offset in part by a decrease in sales in North America and China.

KADANT INC.

Results of Operations (continued)

Revenues from the segment’s accessories product line decreased $1.5 million, or 9%, in the third quarter of 2008 compared to the third quarter of 2007, including a $0.1 million, or 1%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line decreased $1.6 million, or 10%, primarily due to a decrease in sales in Europe and North America.

Revenues from the segment’s water-management product line increased $1.5 million, or 22%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to an increase in sales in North America.

Gross Profit Margin

            Gross profit margins for the third quarters of 2008 and 2007 are as follows:

	Three Months Ended
	September 27,	September 29,
	2008	2007

Gross Profit Margin:
Papermaking Systems	42%	38%
Other	13	23
	41%	38%

Gross profit margin increased to 41% in the third quarter of 2008 from 38% in the third quarter of 2007.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 42% in the third quarter of 2008 from 38% in the third quarter of 2007, primarily due to a more favorable product mix, which included a higher percentage of higher-margin aftermarket revenues and fluid-handling revenues, as well as higher margins in our water-management product line.

Other Businesses. The gross profit margin in our other businesses decreased to 13% in the third quarter of 2008 from 23% in the third quarter of 2007 primarily due to lower gross profit margins in our Fiber-based Products business resulting from an increase in the cost of natural gas used in the production process.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 29% and 26% in the third quarters of 2008 and 2007, respectively. Selling, general, and administrative expenses increased $0.4 million, or 2%, to $24.4 million in the third quarter of 2008 from $24.0 million in the third quarter of 2007. This increase includes a $1.0 million increase from the unfavorable effect of foreign currency translation offset by a $1.0 million decrease in employee incentive compensation expense.

Total stock-based compensation expense was $0.7 million and $0.6 million in the third quarters of 2008 and 2007, respectively, and is included in selling, general, and administrative expenses. Unrecognized compensation expense related to unvested restricted share/unit awards totaled approximately $4.7 million as of September 27, 2008 and is expected to be recognized over a weighted average period of 2.0 years.

Research and development expenses were $1.5 million and $1.4 million in the third quarters of 2008 and 2007, respectively, and represented 2% and 1% of revenues.

Other Income and Restructuring Costs, Net

          We recorded net other income and restructuring costs of $0.6 million in the third quarter of 2008. Other income consisted of a pre-tax gain of $1.1 million resulting from the sale of a building in the United Kingdom for $1.9 million in cash. The restructuring costs consisted of severance charges of $0.6 million related to the reduction of 9 full-time positions in Canada and income of $0.1 million related to a reserve reduction. All of these items occurred in the Papermaking Systems segment.

KADANT INC.

Results of Operations (continued)

Interest Income

Interest income increased to $0.5 million in the third quarter of 2008 from $0.3 million in the third quarter of 2007, an increase of $0.2 million, or 43%, primarily due to higher invested balances.

Interest Expense

Interest expense decreased to $0.7 million in the third quarter of 2008 from $0.8 million in the third quarter of 2007, a decrease of $0.1 million, or 12%.

Provision for Income Taxes

           Our effective tax rate was 22% and 25% in the third quarters of 2008 and 2007, respectively. The 22% effective tax rate in the third quarter of 2008 consisted of our 30% recurring tax rate, offset by a 6%, or $0.5 million, non-recurring tax benefit associated with our Canadian operation and a 2%, or $0.2 million, benefit from the reduction in our recurring rate for 2008 from 30.8% to 30%. The 25% effective tax rate in the third quarter of 2007 consisted of our 30% recurring tax rate, offset by a 2% benefit from the reduction in our recurring rate for 2007 from 31% to 30% and a 3% non-recurring tax benefit resulting from the finalization of annual income tax returns and a reduction in tax reserves.

Income from Continuing Operations

Income from continuing operations decreased to $6.8 million in the third quarter of 2008 from $7.0 million in the third quarter of 2007, a decrease of $0.2 million, or 3%. The decrease was primarily due to a decrease in operating income of $0.9 million offset in part by a decrease in the provision for income taxes of $0.5 million (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Income (Loss) from Discontinued Operation

Income from the discontinued operation was $23 thousand in the third quarter of 2008 compared to a loss of $1.2 million in the third quarter of 2007, primarily due to a pre-tax decrease of $1.7 million in warranty costs.

Recent Accounting Pronouncements

           In December 2007, the FASB issued SFAS 141(R) which replaces SFAS No. 141. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS 141(R) also requires that cash outflows, such as transaction costs and post-acquisition restructuring costs, be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to its adoption and for certain transactions prior to adoption. As of September 27, 2008, we had a tax valuation allowance of $1.3 million relating to the Kadant Johnson Inc. acquisition, a liability for unrecognized tax benefits of $0.5 million, and accrued interest and penalties of $0.8 million, all of which would affect goodwill, if recognized prior to the end of fiscal 2008. However, if those tax benefits were to be recognized after the adoption of SFAS 141(R), the amounts would instead have an effect on our annual effective tax rate.

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

First Nine Months 2008 Compared With First Nine Months 2007

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first nine months of 2008 and 2007. The results of operations for the first nine months of 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	59	62
Selling, general, and administrative expenses	29	26
Research and development expenses	2	2
	90	90

Operating Income	10	10

Interest Income	1	–
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	10	9
Provision for Income Taxes	3	2

Income from Continuing Operations	7	7
Loss from Discontinued Operation	–	(1)
Net Income	7%	6%

Revenues

         Revenues decreased to $262.0 million in the first nine months of 2008 from $270.0 million in the first nine months of 2007, a decrease of $8.0 million, or 3%. Revenues in the first nine months of 2008 include a $14.4 million, or 5%, increase from the favorable effect of currency translation, while revenues in the first nine months of 2007 include $1.5 million from our Casting Products business, which was sold in April 2007. Excluding the effect of currency translation and the sale of the Casting Products business, revenues decreased $21.0 million, or 8%, primarily due to a $24.4 million, or 20%, decrease in sales in our stock-preparation equipment product line, offset in part by a $5.2 million, or 8%, increase in sales in our fluid-handling product line.

KADANT INC.

Results of Operations (continued)

Revenues for the first nine months of 2008 and 2007 from our Papermaking Systems segment and our other businesses are as follows:

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2008	2007

Revenues:
Papermaking Systems	$255,760	$261,736
Other Businesses	6,244	8,307
	$262,004	$270,043

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased to $255.8 million in the first nine months of 2008 from $261.7 million in the first nine months of 2007, a decrease of $5.9 million, or 2%, including a $14.4 million, or 6%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues decreased $20.3 million, or 8%, primarily due to a $24.4 million, or 20%, decrease in sales in our stock-preparation equipment product line due to a reduction in orders as major manufacturers cancelled or postponed projects toward the end of the period. The decrease in revenues was offset in part by a $5.2 million, or 8%, increase in sales in our fluid-handling product line.

Other Businesses. Revenues from our Other Businesses decreased to $6.2 million in the first nine months of 2008 from $8.3 million in the first nine months of 2007, a decrease of $2.1 million, or 25%, due to a $1.5 million decrease in revenues from our Casting Products business as a result of its sale in April 2007 and a $0.6 million, or 9%, decrease in revenues from our Fiber-Based Products business due to weaker demand.

Papermaking Systems Segment By Product Line. The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first nine months of 2008 and 2007, and the changes in revenues by product line between the first nine months of 2008 and 2007 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods. This non-GAAP measure is not meant to be considered superior to or a substitute for the results prepared in accordance with GAAP. In addition, this non-GAAP measure has limitations associated with its use as compared to the most directly comparable GAAP measure, in that it may be different from, and therefore not comparable to, similar measures used by other companies.

	Nine Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	September 27, 2008	September 29, 2007	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$103.9	$122.0	$(18.1)	$(24.4)
Fluid-Handling	77.9	66.5	11.4	5.2
Accessories	47.8	48.0	(0.2)	(1.6)
Water-Management	24.2	23.5	0.7	0.3
Other	2.0	1.7	0.3	0.2
	$255.8	$261.7	$(5.9)	$(20.3)

Revenues from the segment’s stock-preparation equipment product line decreased $18.1 million, or 15%, in the first nine months of 2008 compared to the first nine months of 2007, including a $6.3 million, or 5%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment line decreased $24.4 million, or 20%, primarily due to a $24.0 million, or 46%, decrease in capital equipment sales in China due to a

KADANT INC.

Results of Operations (continued)

reduction in orders as major manufacturers cancelled or postponed projects toward the end of the period due to the current economic environment and the oversupply of linerboard. In addition, sales in North America decreased $6.6 million, or 15%, due to weaker demand. We expect to continue to see year over year declines in stock-preparation equipment sales, especially in China, in the next several quarters given the current economic environment and its impact on paper producers. Partially offsetting these decreases was a $6.2 million, or 25%, increase in sales in Europe.

Revenues from the segment’s fluid-handling product line increased $11.4 million, or 17%, in the first nine months of 2008 compared to the first nine months of 2007, including a $6.2 million, or 9%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $5.2 million, or 8%, due to stronger demand for our products in Europe and, to a lesser extent Southeast Asia, Latin America, and China. These increases were offset in part by a decrease in sales in North America.

Revenues from the segment’s accessories product line decreased $0.2 million in the first nine months of 2008 compared to the first nine months of 2007, including a $1.4 million, or 3% increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues decreased $1.6 million, or 3%, primarily due to a decrease in sales in Europe and North America.

Revenues from the segment’s water-management product line increased $0.7 million, or 3%, in the first nine months of 2008 compared to the first nine months of 2007, including a $0.4 million, or 2%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line increased $0.3 million, or 1%, primarily due to an increase in sales in North America and China, offset in part by a decrease in sales in Europe.

Gross Profit Margin

            Gross profit margins for the first nine months of 2008 and 2007 are as follows:

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Gross Profit Margin:
Papermaking Systems	41%	38%
Other	29	32
	41%	38%

Gross profit margin increased to 41% in the first nine months of 2008 from 38% in the first nine months of 2007.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 41% in the first nine months of 2008 from 38% in the first nine months of 2007 primarily due to a more favorable product mix, which included a higher percentage of higher-margin aftermarket revenues and fluid-handling revenues.

Other Businesses. The gross profit margin in our other businesses decreased to 29% in the first nine months of 2008 from 32% in the first nine months of 2007 primarily due to lower gross profit margins in our Fiber-based Products business in the first nine months of 2008 compared to the first nine months of 2007 resulting from a decrease in revenues and an increase in the cost of natural gas.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 29% and 26% in the first nine months of 2008 and 2007, respectively. Selling, general, and administrative expenses increased $6.1 million, or 9%, to $76.7 million in the first nine months of 2008 from $70.6 million in the first nine months of 2007. This increase included a $4.0 million increase from the unfavorable effect of foreign currency translation and a $1.1 million increase in non-cash equity compensation expense. In addition, this increase included $0.7 million in legal expenses attributable to pending litigation related to the composites business. See Part II, Item 1, “Legal Proceedings,” for further information.

KADANT INC.

Results of Operations (continued)

Total stock-based compensation expense was $2.3 million and $1.2 million in the first nine months of 2008 and 2007, respectively, and is included in selling, general, and administrative expenses. As of September 27, 2008, unrecognized compensation expense related to unvested restricted share/unit awards totaled approximately $4.7 million, which will be recognized over a weighted average period of 2.0 years.

Research and development expenses were $4.6 million in the first nine months of 2008 and 2007 and represented 2% of revenues in both periods.

Other Income and Restructuring Costs, Net

We recorded net other income and restructuring costs of $1.1 million in the first nine months of 2008. Other income consisted of: a pre-tax gain of $1.1 million resulting from the sale of a building in the United Kingdom for $1.9 million in cash; and a pre-tax gain of $0.6 million resulting from the sale of real estate in France for $0.7 million in cash. The restructuring costs consisted of: severance charges of $0.7 million related to the reduction of 12 full-time positions in Canada and Sweden; and income of $0.1 million related to a reserve reduction. All of these items occurred in the Papermaking Systems segment.

Loss on Sale of Subsidiary

On April 30, 2007, our Specialty Castings Inc. subsidiary sold its Casting Products business for $0.4 million, resulting in a pre-tax loss of $0.4 million on the sale.

Interest Income

Interest income increased to $1.5 million in the first nine months of 2008 compared to $1.0 million in the first nine months of 2007, an increase of $0.5 million, or 49%, primarily due to higher invested balances.

Interest Expense

Interest expense decreased to $1.9 million in the first nine months of 2008 compared to $2.4 million in the first nine months of 2007, a decrease of $0.5 million, or 19%, primarily due to lower average borrowing costs.

Provision for Income Taxes

Our effective tax rate was 27% and 29% for the first nine months of 2008 and 2007, respectively. The 27% effective tax rate in the first nine months of 2008 consisted of our 30% recurring tax rate, offset by a 2%, or $0.5 million, non-recurring tax benefit associated with our Canadian operation and a 1%, or $0.2 million, non-recurring tax benefit related to the finalization of annual income tax returns and a reduction in tax reserves. The 29% effective tax rate in the first nine months of 2007 consisted of our 30% recurring tax rate, offset by a 1% non-recurring tax benefit related to the finalization of annual income tax returns and a reduction in tax reserves.

Income from Continuing Operations

Income from continuing operations increased to $18.8 million in the first nine months of 2008 from $17.6 million in the first nine months of 2007, an increase of $1.2 million, or 7%. The increase in the 2008 period was primarily due to an increase of $0.2 million in operating income, an increase of $0.5 million in interest income, and a decrease of $0.5 million in interest expense (see Revenues, Gross Profit Margin, Operating Expenses, Interest Income and Interest Expense discussed above).

Income (Loss) from Discontinued Operation

           Income from the discontinued operation was $14 thousand in the first nine months of 2008 compared to a loss of $2.6 million in the first nine months of 2007, primarily due to a pre-tax decrease of $3.9 million in warranty costs.

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $119.7 million at September 27, 2008, compared with $107.5 million at December 29, 2007. Included in working capital are cash and cash equivalents of $59.8 million at September 27, 2008, compared with $61.6 million at December 29, 2007. At September 27, 2008, $55.5 million of cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2008

           Our operating activities provided cash of $17.1 million in the first nine months of 2008 related entirely to our continuing operations. The cash provided by our continuing operations in the first nine months of 2008 was primarily due to income from continuing operations of $18.8 million, a decrease in unbilled contract costs and fees of $6.4 million, and a non-cash charge of $5.6 million for depreciation and amortization expense. The decrease in unbilled contract costs and fees primarily related to a decrease in revenues in our stock-preparation equipment product line. These sources of cash were offset in part by an increase in inventories of $9.0 million and a decrease in accounts payable of $4.1 million.

Our investing activities used cash of $3.3 million in the first nine months of 2008 related entirely to our continuing operations. We used cash of $4.2 million to purchase property, plant, and equipment, $1.2 million of cash for additional consideration associated with the asset acquisition of Jining Huayi Light Industry Machinery Co., Ltd. (Kadant Jining acquisition), and $0.9 million associated with additional consideration for the Kadant Johnson Inc. acquisition. Offsetting these uses of cash was $2.8 million received from the sale of property, plant, and equipment.

Our financing activities used cash of $14.6 million in the first nine months of 2008 related entirely to our continuing operations. We received cash proceeds of $59.2 million and repaid $39.2 million under short- and long-term debt obligations. We also received $3.0 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options. We used cash of $37.4 million to repurchase our common stock on the open market.

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

Our investing activities used cash of $5.2 million in the first nine months of 2007, including $5.9 million used by our continuing operations and $0.7 million provided by our discontinued operation. We used cash in our continuing operations of $3.0 million to purchase property, plant, and equipment. We also used cash in our continuing operations as consideration in acquisitions, including $2.2 million associated with the Kadant Jining acquisition and $0.9 million associated with the Kadant Johnson Inc. acquisition. These uses of cash were offset in part by cash received of $0.3 million associated with the sale of our Casting Products business. The discontinued operation received $0.7 million in cash related to funds released from escrow as certain indemnification obligations were satisfied.

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

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million

KADANT INC.

Liquidity and Capital Resources (continued)

within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of September 27, 2008, the outstanding balance borrowed under the 2008 Credit Agreement was $44 million.

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

The loans under the 2008 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of September 27, 2008, we were in compliance with these covenants.

The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of September 27, 2008, we had $26.6 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of us and certain of our domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of September 27, 2008, the remaining balance on the 2006 Commercial Real Estate Loan was $9 million.

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

Kadant Jining Loan and Credit Facilities

On January 28, 2008, our Kadant Jining subsidiary (Kadant Jining) borrowed 40 million Chinese renminbi, or approximately $5.9 million at the September 27, 2008 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3.5 million, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2.4 million, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on 95% of the interest rate published by The People’s Bank of China for a loan of the same term. The proceeds from the 2008 Kadant Jining Loan were used to repay outstanding debt totaling 40 million Chinese renminbi.

KADANT INC.

Liquidity and Capital Resources (continued)

On July 30, 2008, Kadant Jining and our Kadant Yanzhou subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.6 million at the September 27, 2008 exchange rate, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.2 million at the September 27, 2008 exchange rate. The 2008 Facilities have a term of 364 days. Borrowings made under the 2008 Facilities will bear interest at the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China and will be used for general working capital purposes. We have provided a parent guaranty dated July 30, 2007, as amended on January 28, 2008 and July 30, 2008, securing the payment of all obligations made under the Facilities and providing a cross-default to our other senior indebtedness, including the 2008 Credit Agreement. As of September 27, 2008, Kadant Jining borrowed $2.2 million under the 2008 Facilities.

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. As of September 27, 2008, $24.0 million, or 39%, of our outstanding debt was hedged through interest rate swap agreements. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. We purchased 1,069,300 shares for $25.6 million in the second and third quarters of 2008, combined, and we have $4.4 million remaining under this authorization. On October 22, 2008, our board of directors approved the repurchase by us of up to an additional $30 million of our equity securities during the period from October 22, 2008 through October 22, 2009. Repurchases under these authorizations may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through September 27, 2008, we have not provided for U.S. income taxes on approximately $95.4 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.2 million.

On October 21, 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At September 27, 2008, the accrued warranty costs for Composites LLC were $2.1 million. We have been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. See Part II, Item 1, “Legal Proceedings,” for further information. We incurred $0.7 million in legal expenses in the first nine months of 2008 related to this pending litigation and we could incur significant legal expenses in the foreseeable future.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $3 to $4 million during the remainder of 2008 for property, plant, and equipment.

KADANT INC.

Liquidity and Capital Resources (continued)

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

Item 4 – Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 27, 2008, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KADANT INC.

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

Our business is dependent on worldwide and local economic conditions as well as the condition of the pulp and paper industry.

           We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the worldwide economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. Recently, worldwide equity and credit markets have been experiencing extreme volatility and disruption. The markets in which we sell our products, both globally and locally, are likely to experience economic downturns in the immediate future for periods that are difficult to predict. This global uncertainty and turmoil, and the prospects of recession in many economies have adversely affected the outlook for our products, especially our stock-preparation capital products. The crisis affecting financial institutions has caused, and is likely to continue to cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and result in their inability to fund projects, capacity expansion plans and, to some extent, routine operations. These conditions may result in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which will adversely affect our business. These actions would adversely affect our revenue and profitability.
            Furthermore, the inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders to new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, required in some cases to guarantee performance, if the economic crisis continues and we exhaust our existing sources of credit. In addition, paper producers have been and continue to be negatively affected by higher operating costs, especially higher energy and chemical costs.
We believe paper companies will curtail their capital and operating spending in the current economic environment and will likely be cautious about increasing spending, if and, when market conditions improve. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. For example, in China, the worsening economic conditions have resulted in an oversupply of linerboard as demand has fallen with the reduction in exports to the U.S. and other countries. Major paper producers in that country have curtailed production to address the oversupply and announced delays or cancellations of several new paper machines used to produce linerboard. Several large projects in our stock-preparation equipment product line in Asia have recently been cancelled or delayed into 2009 or later causing us to lower our expectations of revenues and earnings per share for the 2008 fiscal year. Our financial performance for the remainder of 2008 and outlook for 2009 will also be negatively impacted if there are additional delays in customers securing financing or our customers become unable to secure such financing.

A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China, which exposes us to political, economic, operational and other risks.

We have significant revenues from China, operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. During the first nine months of 2008 and 2007, approximately $38.2 million, or 15%, and $61.0 million, or 23%, respectively, of our total revenues were from customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled, or the customers do not fulfill their obligations under the contract, prior to the receipt of a letter of credit covering the remaining balance of the contract. Typically, the letter of credit represents 80% or more of the total order.
Worsening economic conditions in the U.S. have led some customers in China to defer, slow down, or cancel planned capital projects, especially those dependent on exports to Western economies, such as linerboard production. These actions will cause us to recognize revenue on certain contracts in periods later than originally anticipated, or not at all.

KADANT INC.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

         During the first nine months of 2008 and 2007, approximately 61% of our sales were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

          Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets where payment for our products and services is made in their local currencies. In addition, our inability to repatriate funds could adversely affect our ability to service our debt obligations. Any of these factors could have a material adverse impact on our business and results of operations. Furthermore, while some risks can be hedged using derivatives or other financial instruments, or may be insurable, such attempts to mitigate these risks may be costly and not always successful, and our ability to engage in such mitigation has decreased or become more costly as a result of recent disruption in the financial markets.

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

Adverse changes to the soundness of our suppliers and customers could affect our business and results of operations.

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by the volatile conditions in the financial markets and worsening economic conditions. These conditions could result in financial instability or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Any of these events may adversely affect our cash flow, profitability and financial condition.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

             In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We borrowed $44 million under the 2008 Credit Agreement in the first nine months of 2008 and we have also borrowed additional amounts under other agreements to fund our stock repurchase program and grow our business. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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

KADANT INC.

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, $24.0 million, or 39%, of our outstanding floating rate debt as of September 27, 2008 was hedged through interest rate swap agreements.
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

Adverse changes to the soundness of financial institutions could affect us.

We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time, we execute transactions with counterparties in the financial industry, such as our interest swap arrangements and other hedging transactions. As a consequence of the volatility of the financial markets, these financial institutions or counterparties could be adversely affected and we may not be able to access credit facilities, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

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
Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. We are

KADANT INC.

now co-defendants in a purported consumer class action, together with Composites LLC and another defendant, arising from these warranty claims, in which the plaintiffs claim that such damages exceed $50 million. We could incur substantial costs to defend ourselves and the Buyer under our indemnification obligations in this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on our consolidated financial results. For more information regarding our current litigation, see Part II, Item 1, “Legal Proceedings.” There also can be no assurance that creditors or other claimants against Composites LLC will not seek other parties, including us, against whom to assert claims. While we believe any such asserted or possible claims against us or the Buyer would be without merit, the cost of litigation and the outcome, if we were unable to successfully defend such claims, could adversely affect our consolidated financial results.

An increase in the accrual for warranty costs of the discontinued operation adversely affects our consolidated financial results.

             The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of September 27, 2008 represents the low end of the estimated range of warranty costs required to be recorded under SFAS 5 based on the level of claims received through the end of the third quarter of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

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

We may be required to reorganize our operations in response to changing conditions in the worldwide economy and the pulp and paper industry, and such actions may require significant expenditures and may not be successful.

In the past, we have undertaken various restructuring measures in response to changing market conditions in the countries in which we operate and in the pulp and paper industry in general, which have affected our business. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our results of operations. In addition, our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

Our fiber-based products business is subject to a number of factors that may adversely influence its profitability, including high costs of natural gas and dependence on a few suppliers of raw materials.

We use natural gas, the price of which is subject to fluctuation, in the production of our fiber-based granular products. We seek to manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations.

KADANT INC.

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

Our share price will fluctuate.

           Stock markets in general and our common stock in particular have experienced significant price and volume volatility over the past year. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	failure of a customer, particularly in Asia, to comply with an order’s contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,

KADANT INC.

–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the third quarter of 2008:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
6/29/08 – 7/31/08	104,000	$22.02	104,000	$24,313,213
8/1/08 – 8/31/08	439,500	$23.23	439,500	$14,104,523
9/1/08 – 9/27/08	402,100	$24.08	402,100	$4,423,144
Total:	945,600	$23.46	945,600

(1)
On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the third quarter of 2008, we repurchased 945,600 shares of our common stock for $22.2 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits, which Exhibit Index is incorporated herein by reference.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November, 2008.

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