Form 10-K
period 2009-01-03
KADANT INC
filed 2009-03-10
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 28, 2008, was approximately $299,736,000.

As of February 13, 2009, the registrant had 12,549,797 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended January 3, 2009

Kadant Inc.	2008 Annual Report

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

Description of Our Business

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and also a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines reported in Other Businesses, which include Fiber-based Products and, until its sale in April 2007, Casting Products. In classifying operational entities into a particular segment, we considered how our management assesses performance and makes operating decisions, and aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution. In addition, prior to its sale in 2005, our subsidiary, Kadant Composites LLC, operated a composite building products business, which is presented as a discontinued operation in the accompanying consolidated financial statements.

Papermaking Systems

Our Papermaking Systems segment has a long and well-established history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or

Kadant Inc.	2008 Annual Report

their predecessor companies have been in operation for more than 100 years. Our customer base includes major global paper manufacturers and, with our equipment found in most of the world’s pulp and paper mills, we believe we have one of the largest installed bases of equipment in the pulp and paper industry. We manufacture our products in ten countries in Europe, North and South America, and Asia.

In 2005, we acquired all the outstanding stock of The Johnson Corporation (Kadant Johnson), a leading supplier of fluid-handling systems and equipment, including steam and condensate systems, components, and controls. These products are used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food. In 2006*, our subsidiary, Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), acquired substantially all of the assets of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), a supplier of stock-preparation equipment in China.

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

*	Unless otherwise noted, references to 2008, 2007, and 2006 in this Annual Report on Form 10-K are for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

Kadant Inc.	2008 Annual Report

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

Other Businesses

Our other businesses include our Fiber-based Products business and, until its sale on April 30, 2007, our Casting Products business, which manufactured grey and ductile iron castings.

Our Fiber-based Products business produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Discontinued Operation

In 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business.

Kadant Inc.	2008 Annual Report

Through the sale date, Composites LLC offered a standard limited warranty to the owners of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Composites LLC records the minimum amount of the potential range of loss for products under warranty in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS 5). As of January 3, 2009, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the estimated range of warranty reserve required based on the level of claims received by Composites LLC through the end of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Composites LLC’s inability to pay or process warranty claims has exposed us to greater risks associated with litigation. For more information regarding our current litigation arising from these claims, see Part I, Item 3, “Legal Proceedings,” and Part I, Item 1A, “Risk Factors”.

Research and Development

We develop a broad range of products for all facets of the markets we serve. We focus our research and development efforts on the technological advancement of our stock-preparation, fluid-handling, paper machine accessory, and water-management products.

Our research and development expenses from continuing operations were $6.2 million, $6.0 million, and $6.2 million in 2008, 2007, and 2006, respectively.

Raw Materials

Raw materials, components, and supplies for our significant products are available either from a number of different suppliers or from alternative sources that we believe could be developed without a material adverse effect on our business.

The raw material used in the manufacture of our fiber-based granules is obtained from three paper recycling mills. Although we believe that our relationships with the mills are good, the mills may not continue to supply sufficient raw material. In the past, we have experienced some difficulty in obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supplier for this raw material.

Patents, Licenses, and Trademarks

We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position. We also enter into license agreements with others to grant and/or receive rights to patents and know-how.

Papermaking Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2009 to 2029. No particular patent, or related group of patents, is so important that its loss would significantly affect our operations. From time to time, we enter into licenses of products with other companies that serve the pulp, papermaking, converting, and paper recycling industries.

Kadant Inc.	2008 Annual Report

Other Businesses

We currently hold several U.S. patents, expiring on various dates ranging from 2009 to 2021, related to various aspects of the processing of fiber-based granules and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets. We also have foreign counterparts to certain of these U.S. patents in Canada.

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

Dependency on a Single Customer

No single customer accounted for more than 10% of our consolidated revenues or more than 10% of the Papermaking Systems segment’s revenues in any of the past three years. During 2008, 2007, and 2006, approximately 61% of our sales were to customers outside the United States, principally in China and Europe. Revenues from China were $44.2 million, $76.6 million, and $71.3 million in 2008, 2007, and 2006, respectively, representing 13%, 21%, and 21% of total revenues, respectively.

Backlog

Our backlog of firm orders for the Papermaking Systems segment was $64.6 million and $108.6 million at year-end 2008 and 2007, respectively. We anticipate that substantially all of the backlog at January 3, 2009 will be shipped or completed during the next 12 months. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

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

Kadant Inc.	2008 Annual Report

We are a leading supplier of fluid-handling systems and equipment, offering global sales and service, application expertise, and an extensive rotary joint product line. There are numerous competitors in this market, including Deublin Company, Barco Company, Christian Maier GmbH & Co. KG, and Duff-Norton Company. In addition, we compete with numerous local competitors. We generally compete in this market based on process knowledge, technical competency, product and service quality, and price.

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

In our water-management product line, various competitors exist in the formation, shower and fabric-conditioning systems, and filtration systems markets. Principal competitors are IBS-Paper Performance Group in formation and shower and fabric-conditioning systems and Asten/Johnson Foils in formation tables. In addition, a variety of smaller companies compete within the shower and fabric-conditioning systems and filtration systems markets. In each of these markets, we generally compete on the basis of process knowledge, application experience, product quality, service, and price.

Environmental Protection Regulations

We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of January 3, 2009, we had approximately 1,800 employees worldwide.

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

Kadant Inc.	2008 Annual Report

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2009:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
William A. Rainville	67	Chairman of the Board, President, and Chief Executive Officer (1991)
Edward J. Sindoni	64	Executive Vice President and Chief Operating Officer (1994)
Thomas M. O’Brien	57	Executive Vice President and Chief Financial Officer (1994)
Jonathan W. Painter	50	Executive Vice President (1997)
Eric T. Langevin	46	Senior Vice President (2006)
Sandra L. Lambert	53	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	47	Vice President, Finance and Chief Accounting Officer (2002)

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

Mr. Painter has been an executive vice president since 1997 and is responsible for our fiberline business, consisting of our stock-preparation product line and our fiber-based products business. He served as president of our composite building products business from 2001 until its sale in 2005. He also served as our treasurer and treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter held various managerial positions with us and Thermo Electron.

Mr. Langevin has been a senior vice president since March 2007 and is responsible for our paperline business, consisting of our paper machine accessory equipment, fluid-handling, and water-management systems product lines. He served as vice president, with responsibility for our paper machine accessory equipment and water-management systems product lines, from 2006 to 2007. From 2001 to 2006, Mr. Langevin was president of our Kadant Web Systems Inc. subsidiary and before that served as its senior vice president and vice president of operations. Prior to 2001, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.

Ms. Lambert has been a vice president and our general counsel since 2001, and our secretary since our incorporation in 1991. Prior to joining us, she was a vice president and secretary of Thermo Electron since 1999 and 1990, respectively, and before that was a member of Thermo Electron’s legal department.

Mr. McKenney has been our vice president, finance and chief accounting officer since January 2002 and served as our corporate controller from 1997 to 2007. Mr. McKenney was controller of Kadant AES, our division acquired from Albany International Inc., from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International.

Kadant Inc.	2008 Annual Report

Item 1A.	Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2009 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on worldwide and local economic conditions as well as the condition of the pulp and paper industry.

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the worldwide economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. Recently, worldwide equity and credit markets have been experiencing extreme volatility and disruption and the markets in which we sell our products, both globally and locally, are experiencing severe economic downturns, the length of which are difficult to predict. This global uncertainty and turmoil and the recession in many economies have adversely affected demand for our customers’ products, as well as for our products, especially our capital equipment products. Our stock-preparation equipment product line has been particularly affected since it contains a higher proportion of capital products than our other product lines. The slowing of demand as consumer and economic activity declines results in reduced demand for paper and board products. This reduced demand has resulted in an overcapacity situation in many grades of paper, particularly linerboard, in most regions of the world, which adversely affects our capital business. In addition, paper producers are lowering their production rates, which adversely impacts the sales of our products, including parts and consumables. Also, the crisis affecting financial institutions has caused, and is likely to continue to cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and results in their inability to fund projects, capacity expansion plans and, to some extent, routine operations. We expect these factors to particularly affect planned or proposed projects in developing economies in Eastern Europe and Russia, which have been a source of significant capital expansion projects recently for both our stock-preparation and fluid-handling systems and equipment product lines. These conditions have resulted in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which adversely affect our business, revenue, and profitability.

Furthermore, the inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, required in some cases to guarantee performance, if the economic crisis continues and we exhaust our existing sources of credit. In addition, paper producers have been and continue to be negatively affected by higher operating costs, especially higher energy and chemical costs.

Paper companies have curtailed their capital and operating spending in the current economic environment and will likely be cautious about resuming spending, if and when market conditions improve. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. For example, in China, the worsening economic conditions have resulted in an oversupply of linerboard as demand has fallen with the reduction in exports to the U.S. and other countries. Major paper producers in that country have curtailed production to address the oversupply and announced delays or cancellations of several new paper machines used to produce linerboard. Several large projects in our stock-preparation equipment product line in Asia were cancelled or delayed into 2009 or later. These cancellations and delays have adversely affected our 2008 financial results, caused us to lower our expectations of revenues and earnings per share for the 2009 fiscal year, and may negatively impact us in future years as well. Our financial performance for 2009 and potentially longer will also be negatively impacted if there are additional delays in customers securing financing or our customers become unable to secure such financing.

Kadant Inc.	2008 Annual Report

A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China, which exposes us to political, economic, operational and other risks.

We have significant revenues from China, operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. During 2008 and 2007, approximately $44.2 million, or 13%, and $76.6 million, or 21%, respectively, of our total revenues were from customers in China. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled, or the customers do not fulfill their obligations under the contract, prior to the receipt of a letter of credit covering the remaining balance of the contract. Typically, the letter of credit represents 80% or more of the total order.

Worsening economic conditions have led some customers in China to defer, slow down, or cancel planned capital projects, especially those dependent on exports to Western economies, such as linerboard production. These actions will cause us to recognize revenue on certain contracts in periods later than originally anticipated, or not at all.

Certain of our contracts, particularly for stock-preparation and systems orders, require us to provide a standby letter of credit to a customer as beneficiary to guarantee our warranty and performance obligations under the contract. One of our customers in China has indicated its intention to draw upon all of the outstanding standby letters of credit issued to secure our warranty and performance obligations under multiple contracts with that customer for reasons that we believe are unrelated to our warranty and performance obligations. We have and intend to continue to vigorously oppose these draws and any other potential claims, but if we are unsuccessful we could incur a significant expense that would adversely affect our financial results. Furthermore, our future revenues would be negatively affected if this customer were to choose a different supplier.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During 2008 and 2007, approximately 61% of our sales were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:

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

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages,

Kadant Inc.	2008 Annual Report

–	it may be difficult to repatriate funds, due to unfavorable tax consequences or other restrictions or limitations imposed by foreign governments, and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets where payment for our products and services is made in their local currencies. In addition, our inability to repatriate funds could adversely affect our ability to service our debt obligations. Any of these factors could have a material adverse impact on our business and results of operations. Furthermore, while some risks can be hedged using derivatives or other financial instruments, or may be insurable, such attempts to mitigate these risks may be costly and not always successful.

We are subject to intense competition in all our markets.

We believe that the principal competitive factors affecting the markets for our products include quality, price, service, technical expertise, and product performance and innovation. Our competitors include a number of large multinational corporations that may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Competitors’ technologies may prove to be superior to ours. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. Competition, especially in China, has increased as new companies enter the market and existing competitors expand their product lines and manufacturing operations.

Adverse changes to the soundness of our suppliers and customers could affect our business and results of operations.

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by the volatile conditions in the financial markets, worldwide economic downturns, and worsening economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. For example, one of our customers in North America, Smurfit-Stone Container Corporation, recently filed for bankruptcy protection, which will adversely affect our revenues and ability to collect on certain receivables, among other things. Any adverse changes to the soundness of our suppliers or customers may adversely affect our cash flow, profitability and financial condition.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $38 million outstanding under the 2008 Credit Agreement at year-end 2008 and we have also borrowed additional amounts under other agreements to fund our stock repurchase program and grow our business. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Kadant Inc.	2008 Annual Report

Our indebtedness could have negative consequences, including:

–	increasing our vulnerability to adverse economic and industry conditions,
–	limiting our ability to obtain additional financing,
–	limiting our ability to pay dividends on or to repurchase our capital stock,
–	limiting our ability to acquire new products and technologies through acquisitions or licensing agreements, and
–	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, we hedged $23.8 million, or 43%, of our outstanding floating rate debt as of January 3, 2009 through interest rate swap agreements. The unrealized loss associated with these swap agreements was $2.1 million as of January 3, 2009. This unrealized loss represents the estimated amount that the swap agreements could be settled for. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.

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

If an event of default were to occur, we may not have sufficient funds available to make the payments required under our indebtedness. If we are unable to repay amounts owed under our debt agreements, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under the agreements.

Kadant Inc.	2008 Annual Report

Adverse changes to the soundness of financial institutions could affect us.

We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time, we execute transactions with counterparties in the financial industry, such as our interest swap arrangements and other hedging transactions. As a consequence of the recent and continuing volatility in the financial markets, these financial institutions or counterparties could be adversely affected and we may not be able to access credit facilities, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

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

Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. We are now co-defendants in a purported consumer class action, together with Composites LLC and another defendant, arising from these warranty claims, in which the plaintiffs claim that such damages exceed $50 million. See Part I, Item 3, “Legal Proceedings” for further information. We could incur substantial costs to defend ourselves and the Buyer under our indemnification obligations in this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on our consolidated financial results. Creditors or other claimants against Composites LLC may seek other parties, including us, against whom to assert claims. While we believe any such asserted or possible claims against us or the Buyer would be without merit, the cost of litigation and the outcome, if we were unable to successfully defend such claims, could adversely affect our consolidated financial results.

An increase in the accrual for warranty costs of the discontinued operation adversely affects our consolidated financial results.

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of January 3, 2009 represents the low end of the estimated range of warranty costs required to be recorded under SFAS 5 based on the level of claims received through year-end 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

Kadant Inc.	2008 Annual Report

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

In the fourth quarter of 2008, we recorded a $40.3 million impairment charge to write down the goodwill associated with the stock-preparation reporting unit within our Papermaking Systems segment. We may incur additional impairment charges to write down the value of our goodwill and acquired intangible assets in the future if the assets are not deemed recoverable, which could have a material adverse affect on our operating results.

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

Kadant Inc.	2008 Annual Report

We are dependent on three paper mills for the fiber used in the manufacture of our fiber-based granular products. Due to process changes at the mills, we have experienced some difficulty obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. Although we believe our relationships with the mills are good, the mills could decide not to continue to supply sufficient papermaking byproducts, or may not agree to continue to supply such products on commercially reasonable terms. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs, and might prevent prices for our products from being competitive or require closure of the business.

Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result.

We seek patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market share. We could incur substantial costs to defend ourselves in suits brought against us, including for alleged infringement of third party rights, or in suits in which we may assert our intellectual property rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken or will take in the future will be adequate to deter misappropriation of our proprietary information and intellectual property. Of particular concern are developing countries, such as China, where the laws, courts, and administrative agencies may not protect our intellectual property rights as fully as in the United States or Europe.

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

Our share price will fluctuate.

Stock markets in general and our common stock in particular have experienced significant price and volume volatility over the past year. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,

Kadant Inc.	2008 Annual Report

–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	failure of a customer, particularly in Asia, to comply with an order’s contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

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

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of January 3, 2009 are as follows:

Kadant Inc.	2008 Annual Report

Papermaking Systems

We own approximately 1,841,000 square feet and lease approximately 136,000 square feet, under leases expiring on various dates ranging from 2009 to 2017, of manufacturing, engineering, and office space. In addition, in China we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2044 to 2054. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Yanzhou, China; Theodore, Alabama, U.S.A; Queensbury, New York, U.S.A; Weesp, The Netherlands; Wuxi, China; Hindas, Sweden; Guadalajara, Mexico; Bury, England; Summerstown, Ontario, Canada; Sao Paulo, Brazil; Mason, Ohio, U.S.A; and Duren, Germany.

Corporate and Other Businesses

We lease approximately 12,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2013. We own approximately 31,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 25,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.

Item 3.	Legal Proceedings

We have been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. On March 14, 2008, we, Composites LLC, and the other co-defendant filed motions to dismiss all counts in the complaint. On November 19, 2008, the Court dismissed the complaint in its entirety, including all claims against us, Composites LLC, and the other co-defendant. On December 4, 2008, the plaintiffs sought to vacate this order of dismissal in order to amend their complaint, and this motion was denied without prejudice by the Court on January 12, 2009. On January 27, 2009, the plaintiffs renewed their motion to vacate the order of dismissal in order to file an amended complaint, which motion was denied by the Court on March 3, 2009. The plaintiffs have not indicated whether they will attempt to appeal the Court’s order. We intend to defend against this action vigorously, but there is no assurance we will prevail in such defense. We could incur significant costs to defend this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on our consolidated financial results.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Kadant Inc.	2008 Annual Report

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol KAI. The closing market price on the New York Stock Exchange for our common stock on February 13, 2009, was $10.33 per share.

The following table sets forth the high and low sales prices of our common stock for 2008 and 2007, as reported in the consolidated transaction reporting system.

	2008		2007
Quarter	High	Low	High	Low
First	$31.02	$23.17	$27.79	$22.11
Second	30.53	22.29	31.70	24.47
Third	26.08	17.87	31.58	25.06
Fourth	23.86	11.53	33.76	26.85

Holders of Common Stock

As of February 13, 2009, we had approximately 4,822 holders of record of our common stock. This does not include holdings in street or nominee name.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the fourth quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
9/28/08 – 10/31/08	130,000	15.24	130,000	$32,441,860
11/1/08 – 11/30/08	295,500	15.59	295,500	$27,834,618
12/1/08 – 01/03/09	63,000	13.19	63,000	$27,003,554

Total	488,500	15.19	488,500

(1)	On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. As of January 3, 2009, we had repurchased 1,353,107 shares of our common stock for $30.0 million under this authorization.

Kadant Inc.	2008 Annual Report

(2)	On October 22, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from October 22, 2008 through October 22, 2009. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of January 3, 2009, we had repurchased 204,693 shares of our common stock for $3.0 million under this authorization.

Performance Graph

This performance graph compares the cumulative, five-year total shareholder return assuming an investment of $100 (and the reinvestment of dividends) in our common stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones US Paper Index. Our common stock trades on the New York Stock Exchange under the ticker symbol “KAI.” Because our fiscal year ends on a Saturday, the graph uses the last trading day of our fiscal year.

	1/3/04	1/1/05	12/31/05	12/30/06	12/29/07	1/3/09
Kadant Inc.	100.00	98.32	88.73	116.93	149.74	65.13
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones US Paper	100.00	105.21	86.77	89.44	80.16	27.54

Kadant Inc.	2008 Annual Report

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A , shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2008 (a)	2007	2006	2005	2004 (b)
Statement of Operations Data
Revenues	$329,158	$366,496	$341,613	$243,713	$194,966

(Loss) Income from Continuing Operations	(22,595)	25,418	18,281	9,865	5,753
Income (Loss) from Discontinued Operation, Net of Tax	37	(2,750)	(1,184)	(2,988)	(5,099)

Net (Loss) Income	$(22,558)	$22,668	$17,097	$6,877	$654

Basic (Loss) Earnings per Share:
Continuing Operations	$(1.67)	$1.80	$1.32	$.71	$.41
Discontinued Operation	–	(.19)	(.08)	(.21)	(.36)

Net (Loss) Income	$(1.67)	$1.61	$1.24	$.50	$.05

Diluted (Loss) Earnings per Share:
Continuing Operations	$(1.67)	$1.78	$1.30	$.70	$.40
Discontinued Operation	–	(.19)	(.09)	(.21)	(.35)

Net (Loss) Income	$(1.67)	$1.59	$1.21	$.49	$.05

Balance Sheet Data (c)
Working Capital (d)	$98,017	$107,487	$80,542	$75,446	$113,650
Total Assets	356,917	437,069	393,085	355,811	285,237
Long-Term Obligations	52,122	30,460	44,652	46,500	–
Shareholders’ Investment	192,715	278,751	237,965	207,625	212,461

(a)	Reflects a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision related to applying a valuation allowance to certain deferred tax assets, and $3.7 million of pre-tax restructuring costs.
(b)	Reflects $9.5 million of pre-tax restructuring costs.
(c)	Includes the composite building products business, which is reflected as a discontinued operation.
(d)	Includes ($1.9) million, ($1.1) million, $3.0 million, $7.4 million, and $8.1 million in 2008, 2007, 2006, 2005, and 2004, respectively, associated with the discontinued operation.

Kadant Inc.	2008 Annual Report

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in our Consolidated Financial Statements beginning on page F-1 of this Report.

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

In addition, prior to its sale in 2005, our subsidiary, Composites LLC, operated a composite building products business, which is presented as a discontinued operation in the accompanying consolidated financial statements.

International Sales

During 2008 and 2007, approximately 61% of our sales were to customers outside the United States, principally in China and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency-exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Kadant Inc.	2008 Annual Report

Revenue Recognition and Accounts Receivable. We enter into arrangements with customers that have multiple deliverables, such as equipment and installation, and we recognize revenues and profits on certain long-term contracts using the percentage-of-completion method of accounting.

•

Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” were $58.1 million in 2008, $103.5 million in 2007, and $91.9 million in 2006. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. In addition, we are exposed to the risk, primarily relating to our orders in China that a customer will not comply with the order’s contractual obligations to take delivery of the equipment. The contractual obligations relating to the order may be difficult to enforce through a foreign country’s legal system, which could result in a significant credit exposure in the period or periods that were to be affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our actual results differed from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.

•

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

Kadant Inc.	2008 Annual Report

We exercise judgment in determining our allowance for bad debts, which is based on our historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, we look at historical writeoffs of our receivables. We also look at current trends in the credit quality of our customer base as well as changes in our credit policies. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and each customer’s current creditworthiness. We continuously monitor collections and payments from our customers. In addition, in some instances we utilize letters of credit as a way to mitigate credit exposure. While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rate of bad debts that we have had in the past, especially in light of current business conditions in the paper industry. A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely affect our operating results and cash flows in that period.

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

Warranty Obligations for Discontinued Operation. In 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

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

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS 5 to record the minimum amount of the potential range of loss for products under warranty. As of January 3, 2009, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the range of potential loss for products under warranty based on the level of claims received through the end of 2008. Composites LLC has calculated that the potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

Kadant Inc.	2008 Annual Report

Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

Stock-Based Compensation. We issue a variety of stock-based compensation, including stock options and restricted stock unit awards, primarily to our key employees and directors. Compensation expense associated with restricted stock units is recognized ratably over the vesting period based on the grant date fair value.

Determining the amount of stock-based compensation to be recorded for stock options requires us to develop estimates to be used in calculating the grant-date fair value. We did not grant any stock options in 2008, 2007 or 2006. For options granted prior to 2006, we calculated the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Pension and Other Retiree Benefits. Several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Our unfunded benefit obligation related to these plans totaled $11.7 million at year-end 2008. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation.

Income Taxes. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not the tax asset or loss carryforward will be used, we would reverse the related valuation allowance. Our tax valuation allowance totaled $19.1 million at year-end 2008. Should our actual future taxable income by tax jurisdiction vary from our estimate, additional allowances or reversals thereof may be necessary.

We provide a liability for future income tax payments in the worldwide tax jurisdictions in which we operate. Should tax return positions that we expect are sustainable not be sustained upon audit, we could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits be sustained, a reduction in our tax provision would result.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 3, 2009, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Kadant Inc.	2008 Annual Report

Inventories. We value our inventory at the lower of the actual cost (on a first-in, first-out; or weighted average basis) or market value and include materials, labor, and manufacturing overhead. We regularly review inventory quantities on hand and compare these amounts to historical and forecasted usage of and demand for each particular product or product line. We record a charge to cost of revenues for excess and obsolete inventory to reduce the carrying value of the inventories to net realizable value. Inventory writedowns have historically been within our expectations and the provisions established. A significant decrease in demand for our products could result in an increase in the amount of excess inventory quantities on hand, resulting in a charge for the writedown of that inventory in that period. In addition, our estimates of future product usage or demand may prove to be inaccurate, resulting in an understated or overstated provision for excess and obsolete inventory. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product usage and demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

We use interest rate swap agreements to hedge our exposure to variable rate debt and have designated these agreements as cash flow hedges of the forecasted interest payments. The fair values of the interest rate swap agreements are included in other assets for unrecognized gains and in other liabilities for unrecognized losses with an offset in accumulated other comprehensive items (net of tax).

We use forward currency-exchange contracts primarily to hedge certain operational (“cash flow” hedges) and balance sheet (“fair value” hedges) exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of our operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. As part of our overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some of our subsidiaries hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using forward currency-exchange contracts that have maturities of 12 months or less. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

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

Kadant Inc.	2008 Annual Report

anticipated cost structures. During the fourth quarter of 2008, we experienced a significant decline in our stock price. As a result of the decline in our stock price our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected, in part, the current economic climate, which has led, and we believe will continue to lead, to weakness in demand for some of our products. We completed the impairment test in the fourth quarter of 2008. The forecasts utilized in the impairment test reflected the anticipated decline in stock-preparation equipment sales, especially in China, which we expect to see over the next several years given the current economic environment and its impact on paper producers. The impairment test indicated the carrying amounts of goodwill for the stock-preparation reporting unit within our Papermaking Systems segment exceeded its implied fair value, and as a result, the Company recorded a $40.3 million pre-tax ($26.7 million after-tax) non-cash impairment charge to write down the goodwill associated with this reporting unit. The goodwill impairment test indicated that the estimated fair value of goodwill and indefinite-lived intangible assets associated with its other reporting units exceeded their carrying value and, as a result, no adjustment to goodwill was required for these reporting units. Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No adjustment was required in 2008 to the carrying value of our intangible assets subject to amortization based on the analysis performed.

Our judgments and assumptions regarding the determination of the fair value of an intangible asset or goodwill associated with an acquired business could change as future events impact such fair values. Any future impairment loss could have a material adverse affect on our long-term assets and operating expenses in the period in which an impairment is determined to exist.

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The worldwide economic downturn, which accelerated in the fourth quarter of 2008, had a significant negative impact on paper producers. In response to the economic slowdown, paper producers took numerous steps to control operating costs including closing factories, increasing downtime at paper mills, and delaying or canceling projects. This slowdown was particularly pronounced in our stock-preparation equipment product line where we experienced a $37.6 million, or 23%, decrease in revenues in 2008 compared to 2007. The most significant factor contributing to this decrease was the slowdown in China, where the linerboard market is experiencing overcapacity. Our revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. The recent downturn has caused many paper producers in China to significantly delay or even cancel projects. Slowdowns in financing approvals in China’s banking system have also negatively affected paper producers in the region. These delays, as well as delays in receiving down payments, could cause us to recognize revenue on these projects in periods later than originally anticipated. We expect our revenues in 2009, especially in our stock-preparation equipment product line, will continue to be negatively impacted by the current economic environment.

In response to this difficult environment, we have taken a number of steps to optimize our business structure and maximize internal efficiencies, which include integrating multiple operations in a region, merging our sales teams in certain markets, and reducing the number of employees in certain locations, including China and North America. In addition, we continue to concentrate our efforts on several initiatives intended to improve our operating results, including: increasing aftermarket sales, delivering products and technical solutions that provide our customers with a good return on their investments through energy-savings and fiber-yield improvements, penetrating existing markets where we see opportunity, and increasing our use of low-cost manufacturing bases. We also continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

For the first quarter of 2009, we expect to report a loss from continuing operations between $.03 and $.05 per diluted share, including $.07 of restructuring costs, on revenues of $62 to $65 million. For 2009, we expect to report income from continuing operations between $.43 to $.53 per diluted share, including $.17 of estimated restructuring costs, on revenues of $260 to $270 million.

Kadant Inc.	2008 Annual Report

Results of Operations

2008 Compared to 2007

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue:

	2008	2007
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	59	62
Selling, general, and administrative expenses	30	26
Research and development expenses	2	2
Goodwill impairment	12	–
Restructuring costs (income) and other income, net	1	–

	104	90

Operating (Loss) Income	(4)	10
Interest Income	1	1
Interest Expense	(1)	(1)

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	(4)	10
Provision for Income Taxes	3	3
Minority Interest Expense	–	–

(Loss) Income from Continuing Operations	(7)	7
Income (Loss) from Discontinued Operation	–	(1)

Net (Loss) Income	(7)%	6%

Revenues

Revenues decreased $37.3 million, or 10%, to $329.2 million in 2008 from $366.5 million in 2007, including a $9.7 million increase from the favorable effects of currency translation. Excluding the effects of currency translation, revenues in 2008 decreased $47.0 million, or 13%, primarily due to a $43.1 million, or 26%, decrease in stock-preparation equipment sales. This significant decrease was due to a reduction in orders, especially in China and, to a lesser extent, North America, as major manufacturers cancelled or postponed projects due to the current economic environment. In addition, the decrease in revenues in 2008, excluding the effects of currency translation, included a $2.1 million, or 3%, decrease in our accessories product line and a $1.5 million decrease in our Casting Products business due to the sale of this business in April 2007.

Revenues for 2008 and 2007 for our Papermaking Systems segment and other businesses are as follows:

(In thousands)	2008	2007
Revenues:
Papermaking Systems	$321,747	$356,334
Other Businesses	7,411	10,162

	$329,158	$366,496

Kadant Inc.	2008 Annual Report

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased $34.6 million, or 10%, to $321.7 million in 2008 from $356.3 million in 2007, including a $9.7 million increase from the favorable effects of currency translation. Excluding the effects of currency translation, revenues in 2008 decreased $44.3 million, or 12%, primarily due to a $43.1 million, or 26%, decrease in our stock-preparation equipment sales.

Other Businesses. Revenues from our other businesses decreased $2.8 million, or 27%, to $7.4 million in 2008 from $10.2 million in 2007. Revenues from our Casting Products business decreased $1.5 million in 2008 due to its sale in April 2007. Revenues from the Fiber-based Products business decreased $1.3 million, or 15%, to $7.4 million in 2008 from $8.7 million in 2007 due to increased competition.

Papermaking Systems Segment By Product Line. The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between 2008 and 2007, and the changes in revenues by product line between 2008 and 2007 excluding the effect of currency translation. The presentation of the changes in revenues by product line, excluding the effect of currency translation, is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods.

(In millions)	2008	2007	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation Equipment	$128.2	$165.8	$(37.6)	$(43.1)
Fluid-Handling	98.7	94.0	4.7	0.2
Accessories	60.7	63.1	(2.4)	(2.1)
Water-Management	31.7	31.1	0.6	0.6
Other	2.4	2.3	0.1	0.1

	$321.7	$356.3	$(34.6)	$(44.3)

Revenues from the segment’s stock-preparation equipment product line decreased $37.6 million, or 23%, in 2008 compared to 2007, including a $5.5 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues in 2008 decreased $43.1 million, or 26%, primarily due to a $33.2 million, or 51%, decrease in stock-preparation equipment sales in China and a $17.9 million, or 28%, decrease in sales in North America. These significant decreases were due to a reduction in orders as major manufacturers cancelled or postponed projects due to the current economic environment. Offsetting the decreases in revenues in 2008, was an increase of $8.0 million, or 22%, in stock-preparation equipment sales in Europe due to several large projects. We expect to continue to see declines in stock-preparation equipment sales, especially in China, for the foreseeable future given the current economic environment and its impact on paper producers.

Revenues from the segment’s fluid-handling product line increased $4.7 million, or 5%, in 2008 compared to 2007, including a $4.5 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues increased $0.2 million in 2008 due to stronger demand for our products in Europe and Southeast Asia and, to a lesser extent, Latin America. These increases were offset in part by a decrease in sales in North America and China.

Revenues from the segment’s accessories product line decreased $2.4 million, or 4%, in 2008 compared to 2007, primarily due to decreased sales in North America and Europe.

Revenues from the segment’s water-management product line increased $0.6 million, or 2%, in 2008 compared to 2007, due primarily to an increase in capital sales in North America.

Kadant Inc.	2008 Annual Report

Gross Profit Margin

Gross profit margin for 2008 and 2007 for our Papermaking Systems segment and our other businesses are as follows:

	2008	2007
Gross Profit Margin:
Papermaking Systems	42%	38%
Other Businesses	27%	32%

	41%	38%

Gross profit margin increased to 41% in 2008 from 38% in 2007.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 42% in 2008 from 38% in 2007 primarily due to a more favorable product mix, which included a larger percentage of higher-margin aftermarket revenues, and the results of our ongoing efforts to shift our production and sourcing to lower cost countries.

Other Businesses. The gross profit margin at our other businesses decreased to 27% in 2008 from 32% in 2007 due to a decrease in revenues and an increase in the cost of natural gas. Natural gas prices have significantly decreased in the beginning of 2009 and as a result we expect improved results in this business in 2009.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 30% and 26% in 2008 and 2007, respectively. Selling, general, and administrative expenses increased $4.7 million, or 5%, to $100.3 million in 2008 from $95.6 million in 2007. This increase was primarily due to a $2.8 million unfavorable effect of currency translation, a $1.1 million increase in employee equity compensation expense from the grant of restricted stock units in March 2008 and May 2007, and $0.8 million in legal expenses attributable to litigation related to the composites business.

Total stock-based compensation expense was $2.9 million and $1.8 million in 2008 and 2007, respectively, and is included in selling, general, and administrative expenses. As of year-end 2008, unrecognized compensation expense related to restricted stock awards was approximately $3.5 million, which will be recognized over a weighted average period of 1.8 years.

Research and development expenses increased $0.2 million, or 4%, to $6.2 million in 2008 from $6.0 million in 2007 and represented 2% of revenues in both periods.

Goodwill Impairment

During 2008, we recorded a pre-tax goodwill impairment charge of $40.3 million ($26.7 million after-tax, or $1.98 per diluted share) associated with our stock-preparation reporting unit within the Papermaking Systems segment. We completed our annual goodwill impairment test in the fourth quarter of 2008 using the estimates from our long-range forecasts, which reflected the anticipated decline in stock-preparation equipment sales, especially in China, which we expect to see in the future given the current economic environment and its impact on paper producers. See Valuation of Goodwill and Intangible Assets in the Application of Critical Accounting Policies and Estimates in Item 7 for further discussion.

Restructuring Costs (Income) and Other Income, Net

During 2008, we recorded restructuring costs and other income, net of $2.0 million. The restructuring costs consisted of severance costs of $3.7 million related to the reduction of 329 full-time positions in China, Latin

Kadant Inc.	2008 Annual Report

America, Sweden, Canada, and the U.S. These actions were taken to adjust our cost structure and streamline our operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on current and projected order volumes, especially in our stock-preparation equipment product line. We estimate annualized savings of $1.8 million in selling, general, and administrative expenses and $3.0 million in cost of revenues once these restructuring actions have been completed. We expect to record an additional $3.1 million of restructuring costs in 2009. Other income in 2008 consisted of a pre-tax gain of $1.1 million resulting from the sale of a building in the United Kingdom for $1.9 million in cash and a pre-tax gain of $0.6 million resulting from the sale of real estate in France for $0.7 million in cash. All of these items occurred in the Papermaking Systems segment.

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

Interest Income

Interest income increased $0.3 million, or 23%, to $1.9 million in 2008 from $1.6 million in 2007 primarily due to higher average invested balances.

Interest Expense

Interest expense decreased $0.4 million, or 11%, to $2.7 million in 2008 from $3.1 million in 2007 primarily due to lower average borrowing rates.

Provision for Income Taxes

Our effective tax rate was (61%) and 28% in 2008 and 2007, respectively. The tax provision of $8.5 million, or (61%), in 2008, consisted of our 29% recurring tax rate and the following non-recurring items: a $15.4 million tax provision related to an increase in the valuation allowance on certain deferred tax assets, a $13.6 million tax benefit associated with the goodwill impairment charge, and a $1.0 million non-recurring tax benefit associated with our Canadian and Mexican operations. The 28% effective tax rate in 2007 consisted of our 30% recurring tax rate, offset by a 2% non-recurring tax benefit related to reductions in tax reserves largely as a result of the expiration of statues of limitation and return to provision true-up items mostly related to the U.S. tax cost of foreign earnings. We expect our effective tax rate to be between 33% and 34% in 2009.

(Loss) Income from Continuing Operations

We had a loss from continuing operations of $22.6 million in 2008 compared to income from continuing operations of $25.4 million in 2007. The loss from continuing operations in 2008 included a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision related to an increase in the valuation allowance on certain deferred tax assets, and a decrease in operating income, excluding goodwill impairment, of $9.7 million compared to 2007 (see Revenues, Gross Profit Margin and Operating Expenses discussed above).

Income (Loss) from Discontinued Operation

Income from the discontinued operation was $37 thousand in 2008 compared to a loss of $2.8 million in 2007 due primarily to a decrease of $3.9 million in pre-tax warranty costs.

Kadant Inc.	2008 Annual Report

As of January 3, 2009, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS 141(R) also requires that cash outflows, such as transaction costs and post-acquisition restructuring costs, be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to its adoption and for certain transactions prior to adoption. As of January 3, 2009, we had a tax valuation allowance of $1.0 million relating to the Kadant Johnson Inc. acquisition, a liability for unrecognized tax benefits of $0.5 million, and accrued interest and penalties of $0.8 million, all of which would have affected goodwill if recognized prior to the end of fiscal 2008, but will now affect our annual effective tax rate if recognized.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not believe that the adoption of this statement will have a material affect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 will change our disclosures for derivative instruments and hedging activities beginning in the first quarter of 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years

Kadant Inc.	2008 Annual Report

beginning after December 15, 2008. We do not believe that the adoption of FSP FAS 142-3 will have a material affect on our consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets similar to our current SFAS No. 157, “Fair Value Measurements”, disclosures. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the potential impact of the adoption of FSP 132(R)-1 on our financial statement disclosures.

2007 Compared to 2006

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue:

	2007	2006
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	62	63
Selling, general, and administrative expenses	26	26
Research and development expenses	2	2
Loss on sale of subsidiary	–	–
Restructuring costs and other income, net	–	–

	90	91

Operating Income	10	9
Interest Income	1	–
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	10	8
Provision for Income Taxes	3	3
Minority Interest Expense	–	–

Income from Continuing Operations	7	5
Loss from Discontinued Operation	(1)	–

Net Income	6%	5%

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

Kadant Inc.	2008 Annual Report

Revenues for 2007 and 2006 for our Papermaking Systems segment and other businesses are as follows:

(In thousands)	2007	2006
Revenues:
Papermaking Systems	$356,334	$327,501
Other Businesses	10,162	14,112

	$366,496	$341,613

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $28.8 million, or 9%, to $356.3 million in 2007 from $327.5 million in 2006. The increase in revenues in 2007 was primarily due to a $16.1 million, or 34%, increase in our stock-preparation equipment sales in North America and a $13.0 million increase from the favorable effects of currency translation.

Other Businesses. Revenues from our other businesses decreased $3.9 million, or 28%, to $10.2 million in 2007 from $14.1 million in 2006. Revenues from our Casting Products business decreased $2.5 million, or 63%, to $1.5 million in 2007 compared to $4.0 million in 2006 due to its sale in April 2007. Revenues from the Fiber-based Products business decreased $1.4 million, or 14%, to $8.7 million in 2007 from $10.1 million in 2006 due to increased competition which led to decreased sales of our fiber-based granules products sold under the tradename Biodac™.

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

Revenues from the segment’s stock-preparation equipment product line increased $19.6 million, or 13%, in 2007 compared to 2006, including a $4.6 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues in 2007 increased $15.0 million, or 10%, primarily due to a $16.1 million, or 34%, increase in sales of stock-preparation equipment in North America due to increased demand, offset, in part, by a $2.6 million decrease from sales in Europe.

Revenues from the segment’s fluid-handling product line increased $9.6 million, or 11%, in 2007 compared to 2006, including a $5.0 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues increased $4.6 million, or 5%, in 2007 due in part to increased demand caused by higher energy prices.

Kadant Inc.	2008 Annual Report

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

Gross profit margin increased to 38% in 2007 from 37% in 2006.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 38% in 2007 from 37% in 2006.

Other Businesses. The gross profit margin at our other businesses increased to 32% in 2007 from 28% in 2006 due to the sale of our lower-margin Casting Products business in April 2007.

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

Restructuring Costs and Other Income, Net

During 2007, we recorded net restructuring income in our Papermaking Systems segment of $0.2 million, which included restructuring costs of $0.3 million related to exiting a facility and restructuring income of $0.5 million related to a reduction in the restructuring reserve as the reserve was no longer required.

Kadant Inc.	2008 Annual Report

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

Provision for Income Taxes

Our effective tax rate was 28% and 32% in 2007 and 2006, respectively. The 28% effective tax rate in 2007 consisted of our 30% recurring tax rate, offset by a 2% non-recurring tax benefit related to reductions in tax reserves largely as a result of the expiration of statues of limitation and return to provision true-up items mostly related to the U.S. tax cost of foreign earnings. The 32% effective tax rate in 2006 consisted of our 33% recurring tax rate, slightly offset by a 1% non-recurring tax benefit related to reductions in tax reserves associated with the favorable resolution of a state tax audit. We saw a 3% decrease in our recurring tax rate from 2006 to 2007 primarily due to a favorable geographical distribution of earnings and a reduction in nondeductible expenses.

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

Liquidity and Capital Resources

Consolidated working capital was $98.0 million at January 3, 2009 compared with $107.5 million at December 29, 2007. Included in working capital are cash and cash equivalents of $40.1 million at January 3, 2009, compared with $61.6 million at December 29, 2007. At January 3, 2009, $37.0 million of cash and cash equivalents was held by our foreign subsidiaries.

2008

Our operating activities provided cash of $20.2 million in 2008 including $19.4 million provided by our continuing operations and $0.8 million provided by our discontinued operation. Contributing to the cash provided by continuing operations in 2008 was a decrease in unbilled contract costs and fees of $17.4 million as orders for our stock-preparation equipment decreased, especially in China and North America. Offsetting this source of cash was a decrease in accounts payable of $11.9 million and an increase in inventory of $10.2 million in 2008. The decrease in accounts payable and the increase in inventories primarily related to our stock-preparation equipment product line.

Kadant Inc.	2008 Annual Report

Our investing activities used cash of $5.3 million in 2008 related entirely to our continuing operations. We used $6.2 million of cash to purchase property, plant, and equipment. We also used $2.1 million of cash for additional consideration due on prior period acquisitions, including $1.2 million associated with the acquisition of Kadant Jining and $0.9 million associated with the acquisition of Kadant Johnson. Partially offsetting these uses of cash was $2.9 million of cash received from the sale of property, plant, and equipment.

Our financing activities used cash of $29.7 million in 2008 related entirely to our continuing operations. We used cash of $54.5 million in 2008 for principal payments on our debt obligations and $47.6 million to repurchase our common stock on the open market. These uses of cash were partially offset by $68.8 million of proceeds from the issuance of debt obligations and $3.8 million from the issuance of common stock in connection with the exercise of employee stock options.

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

Our investing activities used cash of $7.6 million in 2007, including $8.3 million used by continuing operations and $0.7 million provided by the discontinued operation. The cash used in continuing operations was primarily due to the purchase of $4.9 million of property, plant, and equipment. We also used $2.9 million of cash for additional consideration due on prior period acquisitions, including $2.2 million associated with the acquisition of Kadant Jining and $0.9 million associated with the acquisition of Kadant Johnson, offset in part by $0.2 million of cash received from the sale of our Casting Products business. The cash provided by the discontinued operation of $0.7 million relates to cash proceeds received in the first quarter of 2007 from the buyer of the assets of Composites LLC for post-closing adjustments.

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

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of January 3, 2009, the outstanding balance borrowed under the 2008 Credit Agreement was $38.0 million. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of January 3, 2009, we had $33.5 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

Kadant Inc.	2008 Annual Report

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

Borrowings under the 2008 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of January 3, 2009, we were in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of Kadant and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of January 3, 2009, the remaining balance on the 2006 Commercial Real Estate Loan was $8.8 million.

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

Kadant Jining Acquisition, Loans, and Credit Facilities

On June 2, 2006, our Kadant Jining subsidiary assumed responsibility for the operation of Huayi and, by September 30, 2006, acquired the assets of Huayi for approximately $21.2 million, net of assumed liabilities of $2.3 million. Of the total consideration, $17.3 million was paid in cash, including $1.0 million for acquisition-related costs. Of the remaining purchase obligation totaling $3.8 million, $3.6 million was paid as of January 3, 2009 and the remainder will be paid if certain indemnification obligations are satisfied.

To finance a portion of the acquisition, on June 6, 2006, Kadant Jining borrowed 40 million Chinese renminbi, or $5.9 million at the January 3, 2009 exchange rate, under a 47-month interest-only loan (2006 Kadant Jining Loan). The 2006 Kadant Jining Loan was repaid in January 2008.

On January 28, 2008, our Kadant Jining subsidiary borrowed 40 million Chinese renminbi, or approximately $5.9 million at the January 3, 2009 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3.5 million, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2.4 million, on January 28, 2011. Interest on the 2008

Kadant Inc.	2008 Annual Report

Kadant Jining Loan accrues and is payable quarterly in arrears based on the interest rate published by The People’s Bank of China for a loan of the same term less 5%. The proceeds from the 2008 Kadant Jining Loan were used to repay the 2006 Kadant Jining Loan totaling 40 million Chinese renminbi.

On July 30, 2008, Kadant Jining and our Kadant Yanzhou subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.6 million at the January 3, 2009 exchange rate, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.2 million at the January 3, 2009 exchange rate. The 2008 Facilities have a term of 364 days and are renewable annually on or before July 30 at the discretion of the lender. Borrowings made under the 2008 Facilities will bear interest at the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China and will be used for general working capital purposes. We have provided a parent guaranty securing the payment of all obligations made under the Facilities and the 2008 Kadant Jining Loan and providing a cross-default to our other senior indebtedness, including the 2008 Credit Agreement. As of January 3, 2009, Kadant Jining had borrowed $2.8 million under the 2008 Facilities.

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of January 3, 2009, we hedged $23.8 million, or 43%, of our outstanding debt through interest rate swap agreements, which had an unrealized loss of $2.1 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. We purchased 1,353,107 shares for $30.0 million in 2008 under this authorization. On October 22, 2008, our board of directors approved the repurchase by us of up to an additional $30 million of our equity securities during the period from October 22, 2008 through October 22, 2009. We purchased 204,693 shares for $3.0 million in 2008 and have $27.0 million remaining under this authorization. Repurchases under this authorization may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through January 3, 2009, we have not provided for U.S. income taxes on approximately $98.1 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $5.7 million.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 3, 2009, we had a liability for unrecognized tax benefits and an accrual for the

Kadant Inc.	2008 Annual Report

payment of interest and penalties totaling $6.5 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

In 2005, Composites LLC sold its composites business, presented as a discontinued operation in the accompanying consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At January 3, 2009, the accrued warranty costs for Composites LLC were $2.1 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $4 to $5 million during 2009 for property, plant, and equipment.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of January 3, 2009, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Short- and long-term debt obligations	$3.3	$6.9	$39.0	$6.2	$55.4
Interest (c)	2.3	3.7	2.3	0.9	9.2
Operating lease obligations	2.0	2.4	1.0	–	5.4
Acquisition consideration (d)	0.9	2.5	–	–	3.4
Letters of credit (e)	15.6	5.2	–	–	20.8

Total (f)(g)	$24.1	$20.7	$42.3	$7.1	$94.2

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.
(b)	In the ordinary course of business, certain contracts contain limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of January 3, 2009.
(d)	In addition to the consideration paid at closing for Kadant Johnson, $3.4 million will be paid through 2010 related to certain tax assets of Kadant Johnson, the value of which we expect to realize.
(e)	Primarily relates to performance obligations and customer deposit guarantees. This total excludes letters of credit of $3.4 million, which guarantee payment of amounts accrued on the balance sheet and are reflected in the table within acquisition consideration. Typically, these performance obligations and customer deposit guarantees have expired without being drawn upon.

Kadant Inc.	2008 Annual Report

(f)	This table excludes $2.9 million of accrued restructuring costs, of which $2.3 million will be paid in 2009 and $0.6 million will be paid from 2010 to 2015. In addition, the table excludes $11.7 million of accrued pension and other post-retirement benefits as these liabilities are not subject to fixed payment terms.
(g)	This table excludes a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $6.5 million. Due to the uncertain nature of these tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity.

We do not have special-purpose entities nor do we use off-balance-sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We entered into “receive-variable pay-fixed” swap agreements in 2006 and 2008 to hedge our exposure to variable rate long-term debt. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries’ local currencies. We do not engage in extensive foreign currency hedging activities; however, the purpose of our foreign currency hedging activities is to protect our local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward currency-exchange contracts principally hedge transactions denominated in U.S. dollars. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not use financial instruments for trading purposes.

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in a negative impact on our net income of $0.1 million in both 2008 and 2007.

A portion of our outstanding debt is sensitive to changes in interest rates. We hedged $23.8 million and $30.9 million of our debt at year-end 2008 and 2007, respectively, with “receive-variable pay-fixed” swap agreements. The fair values of the swap agreements are sensitive to changes in long-term swap rates. A 10% decrease in the long-term swap rates would have resulted in an increase in unrealized losses of $0.4 million and $0.3 million as of year-end 2008 and 2007, respectively. The remaining unhedged portion of the debt totaling $31.6 million and $9.8 million as of year-end 2008 and 2007, respectively, is sensitive to changes in interest rates. As of year-end 2008 and 2007, the interest rate on the unhedged portion of our U.S. debt was based on LIBOR, and for our foreign debt, based on rates established by The People’s Bank of China. A 10% increase in the year-end rates would have resulted in a negative impact on our net (loss) income of $0.1 million in both 2008 and 2007.

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

Kadant Inc.	2008 Annual Report

changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ investment. A 10% depreciation in functional currencies at year-end 2008 and 2007, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $17.7 million and $16.6 million, respectively.

The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% depreciation in year-end 2008 and 2007 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward currency-exchange contracts of $3.1 million and $1.5 million in 2008 and 2007, respectively. Since we use forward currency-exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward foreign currency-exchange contracts resulting from changes in foreign currency exchange rates would be offset primarily by corresponding changes in the fair value of the hedged items.

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2009. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of January 3, 2009, our Chief Executive Officer and Chief Financial Officer concluded that as of January 3, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 3, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kadant Inc.	2008 Annual Report

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, our management used the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of January 3, 2009 our internal control over financial reporting is effective based on the criteria issued by COSO.

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

This information will be under the heading “Election of Directors” in our 2009 proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated in this Report by reference, except as follows. The information concerning executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under Item 405 of Regulation S-K is included under the heading “Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 proxy statement and is incorporated in this Report by reference.

Corporate Governance

The information required under Item 406 of Regulation S-K will be included under the heading “Election of Directors—Corporate Governance—Code of Business Conduct and Ethics” in our 2009 proxy statement and is incorporated in this Report by reference.

Item 11.	Executive Compensation

This information will be included under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our 2009 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2008 Annual Report

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information will be included under the heading “Stock Ownership” in our 2009 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of January 3, 2009:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	369,274	(1)	$30.52	(1)	1,002,237	(2)
Equity compensation plans not approved by security holders (3)	9,167		$19.76		23,902

Total	378,441	(1)	$30.26	(1)	1,026,139	(2)

(1)	Excludes an aggregate of 197,488 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(2)	Includes 197,488 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(3)	The material features of our 2001 employee equity incentive plan are described in Part IV, Item 15, Exhibits and Financial Statement Schedules, Note 3 to the audited consolidated financial statements of this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information will be included under the heading “Election of Directors” in our 2009 proxy statement and is incorporated in this Report by reference.

Item 14.	Principal Accountant Fees and Services

This information will be included under the heading “Independent Registered Public Accounting Firm” in our 2009 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2008 Annual Report

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statement of Operations

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Consolidated Statement of Comprehensive (Loss) Income and Shareholders’ Investment

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule (see Index on Page F-1 of this Report):

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 45. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b)	Exhibits

See the Exhibit Index beginning on page 45.

Kadant Inc.	2008 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2009	KADANT INC.

	By:	/S/ WILLIAM A. RAINVILLE
William A. Rainville
Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 9, 2009.

	Signature	Title

By:	/S/ WILLIAM A. RAINVILLE William A. Rainville	Chairman of the Board, Chief Executive Officer, and President

By:	/S/ THOMAS M. O’BRIEN Thomas M. O’Brien	Executive Vice President, Chief Financial Officer

By:	/S/ MICHAEL J. MCKENNEY Michael J. McKenney	Vice President, Finance and Chief Accounting Officer

By:	/S/ JOHN M. ALBERTINE John M. Albertine	Director

By:	/S/ JOHN K. ALLEN John K. Allen	Director

By:	/S/ THOMAS C. LEONARD Thomas C. Leonard	Director

By:	/S/ FRANCIS L. MCKONE Francis L. McKone	Director

Exhibit Index

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, Johnson Acquisition Corp., The Johnson Corporation and the principal shareholders of Johnson identified in the Purchase Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on April 12, 2005 and incorporated in this document by reference). (1)

2.2	Purchase Agreement dated October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on October 27, 2005 and incorporated in this document by reference). (1)

2.3	First Amendment dated as of October 10, 2006 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

4.1	Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on July 17, 2001, and incorporated in this document by reference).

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2*	Amended and Restated Executive Retention Agreement (change in control agreement) between the Company and Mr. William A. Rainville, chairman and chief executive officer of the Company, dated as of December 9, 2008.

10.3*	Form of Amended and Restated Executive Retention Agreement (change in control agreement) between the Company and Other Senior Officers, as amended and restated on December 9, 2008.

10.4*	Amended and Restated Nonqualified Stock Option Plan of the Registrant.

10.5*	Amended and Restated Equity Incentive Plan of the Registrant.

10.6*	2001 Employees Equity Incentive Plan of the Registrant.

10.7*	Kadant Inc. 2006 Equity Incentive Plan.

10.8*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Number	Description of Exhibit
10.9*	Amended and Restated Directors’ Restricted Stock Plan (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 [File No. 1-11406] and incorporated in this document by reference).

10.10*	Cash Incentive Plan of the Registrant.

10.11*	Summary of Non-employee Director Compensation of the Registrant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.12*	Form of Restricted Stock Agreement for award of restricted shares to non-employee directors used for restricted stock awards on and after February 27, 2007 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 [File No. 1-11406] and incorporated in this document by reference).

10.13*	Form of Performance-Based Restricted Stock Unit Award Agreement dated May 24, 2007 between the Company and its executive officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.14*	Form of Performance-Based Restricted Stock Unit Award Agreement dated March 3, 2008 between the Company and its executive officers (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] incorporated in this document by reference).

10.15*	Form of First Amendment to Performance-Based Restricted Stock Unit Award Agreement dated December 9, 2008 between the Company and its executive officers with respect to awards granted prior to December 9, 2008.

10.16*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards on and after December 9, 2008.

10.17*	Form of Restricted Stock Unit Award Agreement dated March 3, 2008 between the Company and its non-employee directors (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] incorporated in this document by reference).

10.18*	Form of First Amendment to Restricted Stock Unit Award Agreement between the Company and its non-employee directors with respect to awards granted prior to December 9, 2008.

10.19*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for restricted stock unit awards on and after December 9, 2008.

10.20

Credit Agreement dated February 13, 2008 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Multi-currency Administrative Agent (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on

February 15, 2008 and incorporated in this document by reference). (1)

Exhibit Index

Exhibit Number	Description of Exhibit
10.21

Guarantee Agreement dated February 13, 2008, among Kadant Inc. and the Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the several banks and other financial institutions or entities from time to time parties to the Credit Agreement dated as of February 13, 2008 (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K

[File No. 1-11406] filed with the Commission on February 15, 2008 and incorporated in this document by reference). (1)

10.22

Joinder Agreement dated as of March 17, 2008, to Credit Agreement dated as of February 13, 2008, among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Multi-currency Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008

[File No. 1-11406] and incorporated in this document by reference).

10.23	International Swap Dealers Association, Inc. Master Agreement dated May 13, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.24	Swap Confirmation dated February 13, 2008 between the Registrant and RBS Citizens, N.A. (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.25

Promissory Note in the principal amount of $10,000,000 dated May 4, 2006, between Kadant and Citizens Bank of Massachusetts (filed as Exhibit 99.1 to the Registrant’s Current Report on

Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.26	Limited Guaranty Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.27	Limited Guaranty Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.28	Limited Guaranty Agreement dated May 4, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.29	Mortgage and Security Agreement dated May 4, 2006 between Kadant and Citizens Bank of Massachusetts relating to the real property and related personal property located in Queensbury, New York (filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.30	Mortgage and Security Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Auburn, Massachusetts (filed as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

Exhibit Index

Exhibit Number	Description of Exhibit
10.31	Mortgage and Security Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Theodore, Alabama (filed as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.32	Mortgage and Security Agreement dated May 9, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Three Rivers, Michigan (filed as Exhibit 99.8 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.33	Guaranty Agreement dated as of July 30, 2007 between the Registrant and JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.34	Amendment, Acknowledgement and Consent to the Guaranty dated as of January 28, 2008 to the Guaranty Agreement dated as of July 30, 2007 of the Registrant in favor of JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.35	Second Amendment to the Guaranty Agreement dated as of July 30, 2008 between the Registrant and JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-11406] and incorporated in this document by reference).

10.36	RMB 40,000,000 Term Loan Agreement dated as of January 28, 2008 between Kadant Light Machinery (Jining) Co., Ltd. and JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on February 1, 2008, and incorporated in this document by reference).

10.37	Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.38	First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.39	Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Index

Exhibit Number	Description of Exhibit

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Exhibit Index

Kadant Inc.

Annual Report on Form 10-K

Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
Consolidated Statement of Operations for the years ended January 3, 2009, December 29, 2007, and December 30, 2006	F-4
Consolidated Balance Sheet as of January 3, 2009 and December 29, 2007	F-5
Consolidated Statement of Cash Flows for the years ended January 3, 2009, December 29, 2007, and December 30, 2006	F-6
Consolidated Statement of Comprehensive (Loss) Income and Shareholders’ Investment for the years ended January 3, 2009, December 29, 2007, and December 30, 2006	F-7
Notes to Consolidated Financial Statements	F-8

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts	F-48

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheets of Kadant Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, comprehensive (loss) income and shareholders’ investment, and cash flows for each of the three fiscal years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. at January 3, 2009 and December 29, 2007 and the consolidated results of their operations and their cash flows for each of the three years in the fiscal period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, Kadant Inc. adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 and as discussed in Note 3 to the consolidated financial statements, effective December 30, 2006, Kadant Inc. adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) and effective January 1, 2006, Kadant Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2009

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited Kadant Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Kadant Inc. and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2009

Kadant Inc.	2008 Financial Statements

Consolidated Statement of Operations

(In thousands, except per share amounts)	2008	2007	2006
Revenues (Note 11)	$329,158	$366,496	$341,613

Costs and Operating Expenses:
Cost of revenues	193,355	227,716	214,919
Selling, general, and administrative expenses	100,280	95,616	90,236
Research and development expenses	6,187	5,957	6,201
Goodwill impairment (Note 1)	40,333	–	–
Restructuring costs (income) and other income, net (Note 8)	2,010	(219)	815
Loss on sale of subsidiary (Note 2)	–	388	–

	342,165	329,458	312,171

Operating (Loss) Income	(13,007)	37,038	29,442
Interest Income	1,935	1,570	1,121
Interest Expense (Note 6)	(2,738)	(3,086)	(3,328)

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense	(13,810)	35,522	27,235
Provision for Income Taxes (Note 5)	8,466	9,784	8,688
Minority Interest Expense	319	320	266

(Loss) Income from Continuing Operations	(22,595)	25,418	18,281
Income (Loss) from Discontinued Operation (net of income tax benefit of $65, $1,508 and $702 in 2008, 2007, and 2006, respectively; Note 9)	37	(2,750)	(1,184)

Net (Loss) Income	$(22,558)	$22,668	$17,097

(Loss) Earnings per Share from Continuing Operations (Note 12)
Basic	$(1.67)	$1.80	$1.32
Diluted	$(1.67)	$1.78	$1.30

(Loss) Earnings per Share (Note 12)
Basic	$(1.67)	$1.61	$1.24
Diluted	$(1.67)	$1.59	$1.21

Weighted Average Shares (Note 12)
Basic	13,527	14,116	13,816

Diluted	13,527	14,290	14,097

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2008 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$40,139	$61,553
Accounts receivable, less allowances of $2,985 and $2,639	54,517	58,404
Unbilled contract costs and fees	9,631	27,487
Inventories	55,762	47,470
Other current assets	16,434	11,046
Assets of discontinued operation (Note 9)	524	1,293

Total Current Assets	177,007	207,253

Property, Plant, and Equipment, at Cost, Net	41,638	41,904

Other Assets	13,127	14,156

Intangible Assets	30,115	32,944

Goodwill (Note 1)	95,030	140,812

Total Assets	$356,917	$437,069

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$3,289	$10,240
Accounts payable	24,212	37,132
Accrued payroll and employee benefits	14,475	17,510
Customer deposits	11,747	12,956
Other current liabilities	22,840	19,500
Liabilities of discontinued operation (Note 9)	2,427	2,428

Total Current Liabilities	78,990	99,766

Deferred Income Taxes (Note 5)	10,322	8,899

Other Long-Term Liabilities (Note 3)	21,090	17,731

Long-Term Obligations (Note 6)	52,122	30,460

Minority Interest	1,678	1,462

Commitments and Contingencies (Note 7)

Shareholders’ Investment (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 and 14,604,520 shares issued	146	146
Capital in excess of par value	92,916	91,753
Retained earnings	152,548	175,106
Treasury stock at cost, 2,074,362 and 174,045 shares	(46,707)	(4,152)
Accumulated other comprehensive items (Note 13)	(6,188)	15,898

Total Shareholders’ Investment	192,715	278,751

Total Liabilities and Shareholders’ Investment	$356,917	$437,069

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2008 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2008	2007	2006
Operating Activities
Net (loss) income	$(22,558)	$22,668	$17,097
(Income) loss from discontinued operation (Note 9)	(37)	2,750	1,184

(Loss) income from continuing operations	(22,595)	25,418	18,281
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Goodwill impairment	40,333	–	–
Depreciation and amortization	7,530	7,363	7,758
Stock-based compensation expense	2,945	1,796	926
(Gain) loss on sale of property, plant and equipment	(1,761)	20	–
Provision for losses on accounts receivable	1,252	216	725
Minority interest expense	319	320	266
Deferred income tax expense	4,051	4,930	5,065
Other items, net	(790)	(1,716)	(1,403)
Changes in current accounts, net of effects of acquisitions and disposition:
Accounts receivable	(220)	(5,657)	(6,941)
Unbilled contract costs and fees	17,412	(3,213)	(12,137)
Inventories	(10,202)	(3,827)	(3,126)
Other current assets	(1,387)	(923)	22
Accounts payable	(11,900)	2,806	11,280
Other current liabilities	(5,629)	5,976	(8,383)

Net cash provided by continuing operations	19,358	33,509	12,333
Net cash provided by (used in) discontinued operation	803	(1,866)	(4,172)

Net cash provided by operating activities	20,161	31,643	8,161

Investing Activities
Acquisitions and disposition, net of cash acquired	(2,119)	(2,867)	(18,340)
Purchases of property, plant, and equipment	(6,198)	(4,908)	(4,097)
Proceeds from sale of property, plant, and equipment	2,859	157	412
Other, net	155	(633)	(316)

Net cash used in continuing operations	(5,303)	(8,251)	(22,341)
Net cash provided by discontinued operation	–	660	4,271

Net cash used in investing activities	(5,303)	(7,591)	(18,070)

Financing Activities
Proceeds from issuance of short- and long-term obligations	68,791	–	15,124
Repayment of short- and long-term obligations	(54,474)	(13,633)	(16,642)
Purchases of Company common stock	(47,623)	(5,185)	(7,181)
Proceeds from issuance of Company common stock	3,825	9,225	9,380
Excess tax benefits from stock option exercises	532	2,946	2,529
Other, net	(766)	(25)	(173)

Net cash (used in) provided by continuing operations in financing activities	(29,715)	(6,672)	3,037

Exchange Rate Effect on Cash from Continuing Operations	(6,558)	1,945	2,538

Change in Cash from Discontinued Operation	1	2,594	3,146

(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(21,414)	21,919	(1,188)
Cash and Cash Equivalents at Beginning of Year	61,553	39,634	40,822

Cash and Cash Equivalents at End of Year	$40,139	$61,553	$39,634

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2008 Financial Statements

Consolidated Statement of Comprehensive (Loss) Income and

Shareholders’ Investment

(In thousands, except par value	2008	2007	2006
Comprehensive (Loss) Income
Net (Loss) Income	$(22,558)	$22,668	$17,097

Other Comprehensive Items (Note 13):
Foreign currency translation adjustment	(14,861)	10,859	7,909
Pension and other post-retirement liability adjustments, net (net of tax of $52 and $378 in 2008 and 2007, respectively)	(5,510)	(999)	–
Deferred loss on hedging instruments (net of tax of $200, $95 and $141 in 2008, 2007, and 2006, respectively)	(1,715)	(33)	(212)

Other Comprehensive Items	(22,086)	9,827	7,697

Comprehensive (Loss) Income	$(44,644)	$32,495	$24,794

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning and end of year	$146	$146	$146

Capital in Excess of Par Value:
Balance at beginning of year	91,753	93,002	97,297
Activity under employees’ and directors’ stock plans	631	(4,195)	(6,700)
Tax benefit related to employees’ and directors’ stock plans	532	2,946	2,529
Adoption of SFAS 123R	–	–	(124)

Balance at end of year	92,916	91,753	93,002

Retained Earnings:
Balance at beginning of year	175,106	153,147	136,050
Net (loss) income	(22,558)	22,668	17,097
Adoption of FIN 48	–	(709)	–

Balance at end of year	152,548	175,106	153,147

Treasury Stock, at Cost:
Balance at beginning of year	(4,152)	(14,401)	(24,254)
Purchases of Company common stock	(48,454)	(5,185)	(7,181)
Activity under employees’ and directors’ stock plans	5,899	15,434	17,034

Balance at end of year	(46,707)	(4,152)	(14,401)

Deferred Compensation:
Balance at beginning of year	–	–	(124)
Adoption of SFAS 123R	–	–	124

Balance at end of year	–	–	–

Accumulated Other Comprehensive Items (Note 13):
Balance at beginning of year	15,898	6,071	(1,490)
Other comprehensive items	(22,086)	9,827	7,561

Balance at end of year	(6,188)	15,898	6,071

Shareholders’ Investment	$192,715	$278,751	$237,965

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. and its subsidiaries’ (collectively, the Company) continuing operations include one operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines reported in Other Businesses, Fiber-based Products and Casting Products, through its sale in April 2007. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products for the global papermaking and paper recycling industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Through its Fiber-based Products line, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications. The Company manufactured grey and ductile iron castings through its Casting Products business until its sale in April 2007.

On October 21, 2005, the Company’s Kadant Composites LLC subsidiary (Composites LLC) sold its composites business, which is presented as a discontinued operation in the accompanying consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At January 3, 2009, the accrued warranty costs for Composites LLC were $2,142,000, which represents the low end of the range of potential loss for products under warranty based on the level of claims received through the end of 2007. Composites LLC has calculated that the potential warranty cost ranges from $2,142,000 to approximately $13,100,000. See Warranty Obligation for Discontinued Operation below for further information. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in the Company’s consolidated financial statements. See Note 7 for information related to pending litigation associated with the composites business.

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest to December 31. References to 2008, 2007, and 2006 are for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. Prior to 2006, the Company’s Kadant Lamort subsidiary, based in France, had a fiscal year ending on November 30 to allow sufficient time for the Company to consolidate the financial statements of that business. In 2006, the Kadant Lamort subsidiary changed its fiscal year end to conform to the Company’s fiscal year end. This change resulted in the inclusion of an additional month of operating results for Kadant Lamort, which had an immaterial effect on the Company’s consolidated income from continuing operations and net income in 2006.

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations for continuing operations and the discontinued operation, stock-based compensation, pension obligations, income taxes, accounts receivable, inventories, derivatives, and the valuation of intangible assets and goodwill. A discussion on the application of these and other accounting policies is included in Note 1.

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

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method pursuant to Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues recorded under the percentage-of-completion method were $58,077,000 in 2008, $103,489,000 in 2007, and $91,947,000 in 2006. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.

The Company exercises judgment in determining its allowance for bad debts, which is based on its historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, the Company looks at historical writeoffs of its receivables. The Company also looks at current trends in the credit quality of its customer base as well as changes in its credit policies. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer’s current creditworthiness. The Company continuously monitors collections and payments from its customers. In some instances, the Company utilizes letters of credit as a way to mitigate its credit exposure. In addition, the Company obtains letters of credit, principally issued by banks in China, related to certain contracts with its Chinese customers under which revenue is recognized using the percentage-of-completion method of accounting. While actual bad debts have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rate of bad debts that it has had in the past, especially in light of current business conditions in the paper industry. A significant change in the liquidity or financial position of any of the Company’s customers could result in the uncollectibility of the related accounts receivable and could adversely affect its operating cash flows in that period.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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

(In thousands)	2008	2007
Balance at Beginning of Year	$3,619	$3,164
Provision charged to income	4,233	3,516
Usage	(4,040)	(3,242)
Currency translation	(141)	181

Balance at End of Year	$3,671	$3,619

Warranty Obligations for Discontinued Operation

In 2005, Composites LLC sold its composites business and retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Activity associated with the warranty reserve is classified in the results of the discontinued operation in the Company’s consolidated financial statements. Through the sale date, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

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

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, the Company is required under Statement of Financial Accounting Standards (SFAS) No. 5 (SFAS 5), “Accounting for Contingencies,” to record the minimum amount of the potential range of loss for products under warranty. As of January 3, 2009, the accrued warranty costs associated with the composites business were $2,142,000, which represent the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

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

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” on December 31, 2006. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 3, 2009, the Company believes that it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

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

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share was computed assuming the effect of all potentially dilutive securities, including stock options and restricted stock awards, as well as their related tax effects.

Cash and Cash Equivalents

At year-end 2008 and 2007, the Company’s cash equivalents included investments in money market funds and other marketable securities of its domestic and foreign subsidiaries, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Supplemental Cash Flow Information

(In thousands)	2008	2007	2006
Cash Paid for Interest	$2,732	$3,182	$3,232
Cash Paid for Income Taxes	$4,340	$5,095	$2,250

Non-Cash Investing Activities (Note 2):
Fair Value of Assets Acquired	$–	$–	$26,249
Cash Paid for Acquired Business	–	–	(20,520)

Liabilities Assumed of Acquired Business	$–	$–	$5,729

Non-Cash Financing Activities:
Issuance of Restricted Stock	$488	$464	$478

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out; or weighted average basis) or market value and include materials, labor, and manufacturing overhead. The Company periodically reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records as a charge to cost of revenues any amounts required to reduce the carrying value of inventories to net realizable value. The components of inventories are as follows:

(In thousands)	2008	2007
Raw Materials and Supplies	$21,687	$23,587
Work in Process	16,230	9,855
Finished Goods (includes $2,452 and $2,405 at customer locations)	17,845	14,028

	$55,762	$47,470

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Property, Plant, and Equipment

Property, plant and equipment are stated at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the property as follows: buildings, 10 to 40 years; machinery and equipment, 2 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Property, plant, and equipment consist of the following:

(In thousands)	2008	2007
Land	$4,629	$5,251
Buildings	36,495	37,672
Machinery, Equipment, and Leasehold Improvements	62,101	62,966

	103,225	105,889
Less: Accumulated Depreciation and Amortization	61,587	63,985

	$41,638	$41,904

Depreciation and amortization expense was $5,040,000, $4,871,000, and $4,960,000 in 2008, 2007, and 2006, respectively.

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

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Acquired intangible assets are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
January 3, 2009
Customer relationships	$16,308	$1,025	$(4,293)	$13,040
Intellectual property	13,057	–	(6,291)	6,766
Tradename	8,100	–	–	8,100
Non-compete agreements	3,119	–	(3,119)	–
Distribution network	2,400	–	(518)	1,882
Licensing agreements	400	–	(73)	327

	$43,384	$1,025	$(14,294)	$30,115

December 29, 2007
Customer relationships	$16,308	$1,364	$(3,013)	$14,659
Intellectual property	13,057	–	(5,252)	7,805
Tradename	8,100	–	–	8,100
Non-compete agreements	3,119	–	(3,114)	5
Distribution network	2,400	–	(372)	2,028
Licensing agreements	400	–	(53)	347

	$43,384	$1,364	$(11,804)	$32,944

Amortization of acquired intangible assets was $2,490,000 in 2008, $2,492,000 in 2007 and $2,798,000 in 2006. The estimated future amortization expense of acquired intangible assets is $2,414,000 in 2009; $2,414,000 in 2010; $2,221,000 in 2011, $2,024,000 in 2012, $2,024,000 in 2013, and $10,918,000 in the aggregate thereafter.

Goodwill

Goodwill as of year-end 2008 and 2007 relates entirely to the Company’s Papermaking Systems segment. The changes in the carrying amount of goodwill in 2008 and 2007 are as follows:

(In thousands)	2008	2007
Balance at Beginning of Year	$140,812	$137,078
Goodwill impairment	(40,333)	–
Decrease due to Kadant Johnson acquisition	(112)	(1,237)
Increase due to Kadant Jining acquisition	–	441
Currency translation adjustment	(5,337)	4,530

	$95,030	$140,812

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives annually in the fourth quarter, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. During the fourth quarter of 2008, the Company experienced a significant decline in its stock price. As a result of the decline in the Company’s stock price, its market capitalization fell significantly below the recorded value of its consolidated net assets. The reduced market capitalization reflected, in part, the current economic climate, which has led, and the Company believes will continue to lead, to weakness in demand for some of its products. The Company completed its impairment test in the fourth quarter of 2008 testing goodwill for impairment using the two-step method (as prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets”) on a “reporting unit” basis. The Company’s reporting units are as follows: (1) stock-preparation (2) accessories and water management and (3) fluid handling. In step 1, goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The fair values of the reporting units were determined utilizing a discounted cash flow methodology and considered such assumptions as weighted average cost of capital, revenue growth, profitability, capital expenditures, and working capital requirements. These forecasts reflect an anticipated decline in stock-preparation equipment sales, especially in China, which the Company expects will occur over the next several years given the current economic environment and its impact on paper producers. As a result, the stock-preparation reporting unit failed step 1. In step 2, the Company calculated the implied fair value of goodwill for the stock-preparation reporting unit by deducting the estimated fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit as determined in step 1. The Company then compared the implied fair value of goodwill as determined in step 2 to the carrying value of goodwill. The impairment test indicated the carrying amounts of goodwill for the stock-preparation reporting unit within the Company’s Papermaking Systems segment exceeded its implied fair value, and as a result, the Company recorded a $40,333,000 pre-tax ($26,712,000 after-tax) non-cash impairment charge to write down the goodwill associated with this reporting unit. The goodwill impairment test indicated that the estimated fair value of goodwill and indefinite-lived intangible assets associated with its other reporting units exceeded their carrying value and, as a result, no adjustment to goodwill was required for these reporting units. As part of the impairment test, the Company compares the sum of the estimated fair values of its reporting units with its fully diluted common stock market capitalization as a basis for concluding on the reasonableness of the estimated reporting units fair values.

The Company assesses its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows were less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts and the fair values of the assets. In the fourth quarter of 2008, the Company experienced a significant decline in its stock price and its market capitalization, which the Company believes to be impairment indicators pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. As a result, the Company performed an impairment test of its long-lived assets. No adjustment was required to the carrying value of its long-lived assets, excluding the goodwill impairment charge discussed above.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards. The Company uses the Black-Scholes option-pricing model to determine fair value for option grants and the grant date trading price of the Company’s common stock to determine the fair value for restricted stock awards. Compensation expense is recognized ratably over the vesting period of the award.

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended, requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the consolidated statement of operations.

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable rate debt and has designated these agreements as cash flow hedges. The fair values of the interest rate swap agreements are included in other assets for unrecognized gains and in other long-term liabilities for unrecognized losses with an offset in accumulated other comprehensive items (net of tax). The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness.

The Company uses forward currency-exchange contracts primarily to hedge certain operational (“cash flow” hedges) and balance sheet (“fair value” hedges) exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of the Company’s operations and assets that are denominated in

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

currencies other than the functional currencies of the businesses conducting the operations or holding the assets. As part of the Company’s overall strategy to manage the level of exposure to the risk of currency-exchange fluctuations, some of its subsidiaries hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using forward currency-exchange contracts that have maturities of 12 months or less. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS 141(R) also requires that cash outflows, such as transaction costs and post-acquisition restructuring costs, be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to its adoption and for certain transactions prior to adoption. As of January 3, 2009, the Company had a tax valuation allowance of $1,012,000 relating to the Kadant Johnson Inc. acquisition, a liability for unrecognized tax benefits of $517,000, and accrued interest and penalties of $843,000, all of which would have affected goodwill if recognized prior to the end of fiscal 2008, but will now affect the Company’s annual effective tax rate if recognized.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of this statement will have a material affect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 will change the Company’s disclosures for derivative instruments and hedging activities beginning in the first quarter of 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of FSP FAS 142-3 will have a material affect on its consolidated financial statements.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets similar to the Company’s current SFAS No. 157, “Fair Value Measurements”, disclosures. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 132(R)-1 on its financial statement disclosures.

Reclassifications

Certain reclassifications have been made to the prior years’ presentations to conform to the 2008 presentation.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

2.	Acquisition and Disposition

Acquisition

On June 2, 2006, the Company’s subsidiary, Kadant Light Machinery (Jining) Co., Ltd. (Kadant Jining), assumed responsibility for the operation of Jining Huayi Light Industry Machinery Co., Ltd. (Huayi), and, by September 30, 2006, acquired substantially all of the assets of Huayi (Kadant Jining acquisition) including cash, inventory, machinery, equipment, and buildings for $21,153,000, net of assumed liabilities of $2,253,000 primarily related to acquired customer deposits. Of the total consideration, $17,331,000 was paid in cash, including $1,032,000 for acquisition-related costs. Of the remaining purchase obligation of $3,822,000, $3,593,000 was paid as of January 3, 2009 and the remainder will be paid if certain indemnification obligations are satisfied. Huayi was a supplier of stock-preparation equipment in China. The Company believes that the acquisition of this business will allow the Company to deliver its stock-preparation systems and aftermarket products to customers in China more efficiently, supply parts and components to North America and Europe, and extend the Company’s customer base to include more small-to-midsize mills in China.

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

The allocation of the purchase price was based on the fair value of the assets acquired. Intangible assets of $608,000 relate to customer relationships with a five year useful life. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $5,709,000, which is fully deductible for tax purposes. The Company recorded an impairment charge at the end of 2008 to write down a portion of this goodwill. See Impairment of Long-Lived Assets in Note 1 for further information.

Pro forma disclosure of the results of operations as if the Kadant Jining acquisition had occurred at the beginning of 2006 is not required, as the acquisition did not meet the definition of a material business combination outlined in SFAS No. 141, “Business Combinations.”

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

2.	Acquisition and Disposition (continued)

The Company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to the expectation of synergies of combining the businesses. The synergies expected as a result of the acquisitions include the use of the Company’s existing infrastructure such as its sales force, distribution channels and customer relations to expand sales of the acquiree’s products; use of the acquiree’s infrastructure to cost effectively expand sales of the Company’s products; and elimination of duplicative functions. In accordance with current accounting standards, goodwill will not be amortized and will be tested for impairment annually (in the fourth quarter of the Company’s fiscal year) as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

Disposition

On April 30, 2007, the Company’s Kadant Johnson Holdings Inc. (formerly Specialty Castings Inc.) subsidiary sold substantially all the assets of its Casting Products business for $390,000, consisting of $250,000 received in cash at closing and a $140,000 note receivable, which was collected in 2008. The Company recorded a pre-tax loss of $388,000 ($233,000 after-tax, or $.02 per diluted share) on the sale in 2007.

3.	Employee Benefit Plans

Stock-Based Compensation Plans

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 828,651 shares available for grant under stock-based compensation plans at January 3, 2009.

In accordance with SFAS No. 123R, “Share-Based Payment” (SFAS 123R), the Company recognizes compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards. The Company uses the Black-Scholes option-pricing model to determine fair value for option grants and the grant date trading price of the Company’s common stock to determine the fair value for restricted stock awards. Compensation expense is recognized ratably over the vesting period of the award. The total share-based compensation expense was $2,945,000, $1,796,000, and $926,000 in 2008, 2007, and 2006, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

Restricted Shares and Restricted Stock Unit Awards

On March 3, 2008, the Company granted an aggregate of 20,000 restricted stock units (RSUs) to its outside directors with an aggregate fair value of $488,000, which vested at a rate of 5,000 shares per quarter on the last day of each quarter in 2008. The March 3, 2008 awards also included an aggregate of 40,000 RSUs with an aggregate fair value of $975,000, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 40,000 RSUs will be forfeited if a change in control does not occur by the end of the first quarter of 2009.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

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

Performance-Based Restricted Stock Units

On March 3, 2008, the Company granted to certain officers of the Company performance-based RSUs, which represent, in aggregate, the right to receive 93,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $25.07 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2010 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount was subject to adjustment based on the achievement of specified EBITDA targets generated from continuing operations for the 2008 fiscal year, which were met, and resulted in an adjusted RSU amount of 47,430 shares deliverable upon vesting.

On May 24, 2007, the Company granted to certain of its officers performance-based RSUs, which represented, in aggregate, the right to receive 104,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $28.21 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2009 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount was subject to adjustment based on the achievement of specified EBITDA targets generated from continuing operations for the nine-month period ended December 29, 2007, which were exceeded, and resulted in an adjusted RSU amount of 134,160 shares deliverable upon vesting.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with performance-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $1,817,000 and $869,000 was recognized in 2008 and 2007, respectively, associated with these performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $2,281,000 at January 3, 2009 and will be recognized over a weighted average period of 1.4 years.

Time-Based Restricted Stock Units

The Company granted 61,550 time-based RSUs on May 24, 2007 with a grant date fair value of $28.21 per share, 12,000 time-based RSUs on March 3, 2008 with a grant date fair value of $25.07 per share, and 600 time-based RSUs on September 15, 2008 with a grant date fair value of $24.00 per share, to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The time-based RSUs will cliff vest in their entirety provided the recipients remain employed with the Company through the vesting date. The time-based RSUs (net of forfeitures) will vest as follows: 600 on December 31, 2009, 59,950 on May 24, 2011, and 12,000 on March 3, 2012. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

period based on the grant date fair value. Compensation expense of $496,000 and $260,000, respectively, was recognized in 2008 and 2007 associated with these time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,257,000 as of January 3, 2009 and will be recognized over a weighted average period of 2.6 years.

A summary of the status of the Company’s unvested restricted share/unit awards for year-end 2008 is as follows:

Unvested Restricted Share/Unit Awards	Shares/Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested at December 29, 2007	236	$27.36
Granted	120	$24.72
Vested	(20)	$24.38
Forfeited / Expired	(42)	$23.39

Unvested at January 3, 2009	294	$27.05

Stock Options

Outstanding options granted prior to 2001 are nonqualified options that are exercisable immediately, but are subject to provisions similar to vesting that restrict transfer and afford the Company the right to repurchase the shares at the exercise price upon certain events. The restrictions and repurchase rights for these options generally lapse over five to ten years and the terms of the options may range from five to twelve years. Options granted in 2001 and after have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Company generally issues its common stock out of treasury stock to satisfy option exercises. The Company did not grant stock options in 2008, 2007, or 2006.

A summary of the Company’s stock option activity for 2008 is as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price(a)	Weighted Average Remaining Contractual Life
Options Outstanding, Beginning of Year	293	$22.59
Granted	–	–
Exercised	(196)	14.79
Expired	(13)	17.55

Options Outstanding and Exercisable, End of Year	84	$41.46	1.2 years

(a)	Market price per share on January 3, 2009 was $13.58.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

A summary of the Company’s stock option exercises in 2008, 2007, and 2006 are as follows:

(In thousands)	2008	2007	2006
Total intrinsic value of options exercised	$1,534	$8,508	$7,492
Cash received from options exercised	2,894	9,225	9,380
Income tax benefits from options exercised	544	2,893	2,529

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2008, 2007, and 2006 plan years, the Company issued 24,816 shares, 19,639 shares, and 22,007 shares, respectively, of its common stock under this plan.

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

For these plans, the Company contributed and charged to expense approximately $3,413,000, $3,342,000, and $3,446,000 in 2008, 2007, and 2006, respectively.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

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

In accordance with SFAS 158, the Company recognized the funded status (i.e., the difference between the fair value of the plan assets and the projected benefit obligations) of its pension and other post-retirement plans in the December 30, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains (losses) and unrecognized prior service costs (income), all of which were previously netted against the plan’s funded status on the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The prior service income and actuarial loss included in accumulated other comprehensive items and expected to be recognized in net periodic pension cost in 2009 is $678,000 and $425,000, respectively.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

The following table summarizes the change in the benefit obligation; the change in plan assets; the funded status; and the amounts recognized in the balance sheets for the Company’s pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$21,190	$20,072	$4,601	$4,760
Service cost	806	819	83	104
Interest cost	1,198	1,119	248	236
Actuarial (gain) loss	(201)	150	(206)	(362)
Benefits paid	(1,291)	(970)	(406)	(325)
Effect of currency translation	–	–	(73)	188

Benefit obligation at end of year	$21,702	$21,190	$4,247	$4,601

Change in Plan Assets:
Fair value of plan assets at beginning of year	$18,219	$18,297	$–	$–
Actual return on plan assets	(4,248)	692	–	–
Employer contribution	1,600	200	406	326
Benefits paid	(1,291)	(970)	(406)	(326)

Fair value of plan assets at end of year	$14,280	$18,219	$–	$–

Unfunded status	$(7,422)	$(2,971)	$(4,247)	$(4,601)

Accumulated benefit obligation as of year-end	$18,083	$17,660	$1,452	$1,506

Information Related to Plans with Accumulated Benefit Obligations in Excess of Plan Assets:
Projected benefit obligation	$21,702	$–	$1,840	$1,913
Accumulated benefit obligation	$18,083	$–	$1,452	$1,506
Fair value of plan assets	$14,280	$–	$–	$–
Amounts Recognized in the Balance Sheet Consist of:
Current liability	$(2,556)	$–	$–	$–
Non-current liability	(4,866)	(2,971)	(4,247)	(4,601)

Total amount recognized	$(7,422)	$(2,971)	$(4,247)	$(4,601)

Amounts Recognized in Accumulated Other Comprehensive Items Before Tax Consist of:
Unrecognized net actuarial (loss) gain	$(8,165)	$(2,711)	$321	$127
Unrecognized prior service (cost) income	(494)	(549)	907	1,702

Total	$(8,659)	$(3,260)	$1,228	$1,829

Changes in Amounts Recognized in Accumulated Other Comprehensive Items Before Tax:
Current year unrecognized net actuarial (loss) gain	$(5,511)	$(901)	$194	$372
Amortization of unrecognized prior service cost (income)	55	55	(795)	(794)
Amortization of unrecognized net actuarial loss	57	36	–	28

Total	$(5,399)	$(810)	$(601)	$(394)

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.25%	6.00%	6.03%	5.79%
Rate of compensation increase	4.00%	4.00%	2.00%	2.00%

	Pension Benefits			Other Benefits
(In thousands)	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost (Income):
Service cost	$806	$819	$752	$83	$104	$190
Interest cost	1,198	1,119	1,048	248	236	323
Expected return on plan assets	(1,464)	(1,442)	(1,414)	–	–	–
Recognized net actuarial loss	57	36	60	–	28	33
Amortization of prior service cost (income)	55	55	47	(795)	(794)	(334)

Net periodic benefit cost (income)	$652	$587	$493	$(464)	$(426)	$212

The weighted-average assumptions used to determine net periodic benefit cost (income) were as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	5.75%	5.75%	5.89%	5.45%	4.48%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	–	–	–
Rate of compensation increase	4.00%	4.00%	4.00%	2.00%	2.00%	2.00%

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

Assumed weighted-average healthcare cost trend rates as of year-end were as follows:

	2008	2007
Healthcare cost trend rate assumed for next year	5.89%	7.00%
Ultimate healthcare cost trend rate	5.11%	5.11%
Year that the assumed rate reaches ultimate rate	2011	2011

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components—(expense) income	$(12)	$10
Effect on post-retirement benefit obligation—(increase) decrease	$(139)	$123

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

Plan Assets

For the Kadant Web Systems noncontributory defined benefit retirement plan, the weighted-average asset allocation at January 3, 2009 and December 29, 2007, by asset category, is as follows:

Asset Category	2008	2007
Equity securities	41%	46%
Debt securities	50%	44%
Other	9%	10%

Total	100%	100%

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

The primary objective for the plan is to provide long-term capital appreciation through investment in equity and debt securities. The following target asset allocation has been established for the plan:

Asset Category	Minimum	Neutral	Maximum
Equity securities	40%	45%	60%
Debt securities	30%	45%	50%
Other	5%	10%	15%

Total		100%

All equity securities must be drawn from recognized securities exchanges. Debt securities must be weighted to reflect a portfolio average maturity of not more than ten years, with average benchmark duration of five years. The credit quality must equal or exceed high investment grade quality (“BAA” or better).

Cash Flows

Contributions

Four quarterly cash contributions of $1,200,000 each are expected for the Kadant Web Systems noncontributory defined benefit retirement plan in 2009. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2009.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2008.

(In thousands)	Pension Benefits	Other Benefits
2009	$2,556	$275
2010	1,745	364
2011	971	308
2012	1,831	328
2013	1,241	317
2014-2018	8,657	2,372

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

Kadant Web Systems Post-Retirement Welfare Benefits Plan

All eligible retirees are currently participating in the Kadant Web Systems post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, Kadant Web Systems capped its monthly contribution to the plan at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 7% in 2008, decreasing to an ultimate rate of 0% in 2012.

Kadant Johnson Post-Retirement Welfare Benefits Plan

All eligible retirees are currently participating in the Kadant Johnson post-retirement welfare benefits plan. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions up to annual employee and plan stop loss limitations. On August 17, 2006, this post-retirement benefit plan was amended to reduce the annual subsidy provided under the plan effective January 1, 2007. In addition, this plan will be closed to employees who will not meet its retirement eligibility requirements on January 1, 2012. The medical healthcare cost trend rate is assumed to be 6% in 2008, decreasing to an ultimate rate of 5% in 2011.

On December 8, 2003, Medicare reform legislation was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Kadant Johnson applied for the federal subsidy during 2005 and 2006. The effect of the anticipated subsidy was recognized as of December 31, 2005. Given the plan changes made during 2006, the Company anticipates that it will not be eligible for the subsidy after 2011.

The following subsidy payments are expected to be received:

(In thousands)	Expected Part D Subsidy
2009	$35
2010	33
2011	33

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

4.	Preferred and Common Stock

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

At January 3, 2009, the Company had reserved 1,451,604 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.	Income Taxes

The components of (loss) income from continuing operations before provision for income taxes and minority interest expense are as follows:

(In thousands)	2008	2007	2006
Domestic	$(32,079)	$16,289	$14,813
Foreign	18,269	19,233	12,422

	$(13,810)	$35,522	$27,235

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The components of the provision for income taxes from continuing operations are as follows:

(In thousands)	2008	2007	2006
Current Provision:
Federal	$241	$1,039	$146
Foreign	3,855	3,261	3,340
State	319	554	137

	4,415	4,854	3,623

Deferred Provision:
Federal	4,373	5,092	5,101
Foreign	(8)	81	(296)
State	(314)	(243)	260

	4,051	4,930	5,065

	$8,466	$9,784	$8,688

The provision for income taxes included in the accompanying statement of operations is as follows:

(In thousands)	2008	2007	2006
Continuing Operations	$8,466	$9,784	$8,688
Discontinued Operation	(65)	(1,508)	(702)

	$8,401	$8,276	$7,986

The Company generally receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. The current provision for income taxes does not reflect $544,000, $2,893,000, and $2,529,000 of such benefits from the exercise of stock options that have been allocated to capital in excess of par value in 2008, 2007, and 2006, respectively. In addition, in 2008 and 2007, there is an additional tax provision of $12,000 and tax benefit of $53,000, respectively, associated with restricted stock awards.

The provision for income taxes from continuing operations in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to (loss) income from continuing operations before provision for income taxes and minority interest expense due to the following:

(In thousands)	2008	2007	2006
(Benefit) Provision for Income Taxes at Statutory Rate	$(4,833)	$12,433	$9,532
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	3	382	258
U.S. tax (benefit) cost of foreign earnings	(12)	(467)	54
Foreign tax rate differential	(2,202)	(2,802)	(1,632)
Extraterritorial income exclusion	–	(33)	(23)
Change in valuation allowance	14,514	17	242
Nondeductible expenses	1,339	542	727
Research and development tax credits	(419)	(144)	(145)
Other	76	(144)	(325)

	$8,466	$9,784	$8,688

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

Net deferred tax liability in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2008	2007
Deferred Tax Asset (Liability):
Reserves and accruals	$8,954	$8,082
Foreign and alternative minimum tax credits	7,767	6,923
Research and development	3,656	2,330
Operating loss carryforwards	2,660	5,072
Inventory basis difference	1,592	772
Employee compensation	1,402	683
Allowance for doubtful accounts	654	192
Other	129	55

Deferred Tax Asset, Gross	26,814	24,109
Less: Valuation Allowance	(19,110)	(2,696)

Deferred Tax Asset, Net	7,704	21,413

Goodwill and intangible assets	(7,976)	(19,562)
Fixed assets basis difference	(3,140)	(3,281)
Revenue recognition	(982)	(369)
Reserves and accruals	(543)	(707)
Other	(71)	(218)

Deferred Tax Liability	(12,712)	(24,137)

Net Deferred Tax Liability	$(5,008)	$(2,724)

The deferred tax asset and liability are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance at year-end 2008 was $19,110,000. The increase in the valuation allowance in 2008 of $16,414,000 related primarily to applying a valuation allowance against certain deferred tax assets, including foreign tax credit carryforwards. Compliance with SFAS 109 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. As a result of the accumulated loss position in the U.S. tax jurisdiction at January 3, 2009 and the uncertainty of profitability in future periods, the Company has recorded a valuation allowance.

At year-end 2008, the Company had domestic federal, state, and foreign net operating loss carryforwards of $3,088,000, $9,923,000 and $7,385,000, respectively, and U.S. foreign tax credits of $6,498,000. The domestic federal net operating loss carryforwards will expire in the years 2025 through 2026 and the domestic state loss carryforwards will expire in the years 2009 through 2028. Their use is limited to future taxable earnings from the Company’s domestic subsidiaries. Of the foreign net operating loss carryforwards, $5,788,000 expire in the years 2009 through 2028, and the remainder do not expire. The U.S. foreign tax credits expire beginning in 2012.

The Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the stock of its domestic subsidiaries, related primarily to unremitted earnings of

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

subsidiaries, because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its investment in its domestic subsidiaries tax-free.

It is the Company’s practice to reinvest indefinitely the earnings of its international subsidiaries, except in instances in which the Company can remit such earnings without a significant associated tax cost. Through year-end 2008, the Company has not provided U.S. income taxes on approximately $98,100,000 of unremitted foreign earnings. The U.S. tax cost has not been determined as it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company remitted the foreign earnings to the U.S., would be approximately $5,700,000.

The Company has two subsidiaries located in China that have a tax holiday, which reduces the income tax in that country. The tax holiday began in 2007 for each company and will expire in 2011. Based on the currently enacted regular corporate income tax rate in China, the benefit to the Company of the tax holiday for year-end 2008 was approximately $121,000, or $.01 per diluted share.

The Company operates within multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2008 and 2007 is as follows:

(In thousands)	2008	2007
Unrecognized tax benefits, beginning of year	$4,040	$4,069
Gross increases—tax positions in prior periods	1	–
Gross decreases—tax positions in prior periods	(171)	(1)
Gross increases—current-period tax positions	1,691	601
Settlements	(249)	(32)
Lapses of statutes of limitation	(196)	(597)

Unrecognized tax benefits, end of year	$5,116	$4,040

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $1,426,000 and $1,309,000 for the potential payment of interest and penalties at year-end 2008 and 2007, respectively. The interest and penalties reflected in the statement of operations in 2008 and 2007 were approximately $117,000 and $13,000, respectively. The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the annual effective tax rate were approximately $2,440,000 in 2008.

The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

As of year-end 2008, the Company was subject to U.S. Federal income tax examinations for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return and for the tax years 2005 through 2008, and to non-U.S. income tax examinations for the tax years 2001 through 2008. In addition, the Company was subject to state and local income tax examinations for the tax years 2004 through 2008.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

6.	Short- and Long-Term Obligations and Other Financing Arrangements

Short- and long-term obligations at year-end 2008 and 2007 are as follows:

(In thousands)	2008	2007
Revolving Credit Facility	$38,000	$–
Variable Rate Term Loan, due from 2008 to 2010	–	25,974
Variable Rate Term Loan, due from 2009 to 2016	8,750	9,250
Variable Rate Term Loan, due from 2010 to 2011	5,872	5,476
Short-Term Obligation under Kadant Jining 2008 Facilities	2,789	–

Total Short- and Long-Term Obligations	55,411	40,700
Less: Short-Term Obligations and Current Maturities	(3,289)	(10,240)

Long-Term Obligations, less Current Maturities	$52,122	$30,460

The annual payment requirements for short- and long-term obligations are as follows:

(In thousands)
2009	$3,289
2010	4,023
2011	2,849
2012	500
2013	38,500
2014 and thereafter	6,250

The weighted average interest rate for short- and long-term obligations was 4.26% and 5.57% at year-end 2008 and 2007, respectively.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company borrowed $20,000,000 under the 2008 Credit Agreement and applied the proceeds to repay a portion of its term loan and revolving credit facility (2005 Credit Agreement). The Company used available cash of $5,974,000 to repay the balance of its outstanding debt under the 2005 Credit Agreement, which was then terminated. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon the Company’s total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of January 3, 2009, the outstanding balance on the 2008 Credit Agreement was $38,000,000. The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of January 3, 2009, the Company had $33,474,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

6.	Short- and Long-Term Obligations and Other Financing Arrangements (continued)

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

The loans under the 2008 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of January 3, 2009, the Company was in compliance with these covenants.

2006 Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of January 3, 2009, the remaining balance on the 2006 Commercial Real Estate Loan was $8,750,000.

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

2008 Kadant Jining Loan and Credit Facilities

On January 28, 2008, the Company’s Kadant Jining subsidiary (Kadant Jining) borrowed 40 million Chinese renminbi, or approximately $5,872,000 at the January 3, 2009 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3,523,000, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2,349,000, on January 28, 2011. Interest on the 2008 Kadant Jining Loan accrues and is payable quarterly in arrears based on 95% of the interest rate published by The People’s Bank of China for a loan of the same term. The proceeds from the 2008

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

6.	Short- and Long-Term Obligations and Other Financing Arrangements (continued)

Kadant Jining Loan were used to repay outstanding debt totaling 40 million Chinese renminbi, or $5,476,000 at year-end 2007.

On July 30, 2008, Kadant Jining and the Company’s Kadant Yanzhou subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6,606,000 at the January 3, 2009 exchange rate, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2,202,000 at the January 3, 2009 exchange rate. The 2008 Facilities have a term of 364 days and are renewable annually on or before July 30 at the discretion of the lender. Borrowings made under the 2008 Facilities will bear interest at the applicable short-term interest rate for a Chinese renminbi loan of comparable term as published by The People’s Bank of China and will be used for general working capital purposes. The Company has provided a parent guaranty securing the payment of all obligations made under the 2008 Facilities and the 2008 Kadant Jining Loan and providing a cross-default to the Company’s other senior indebtedness, including the 2008 Credit Agreement. As of January 3, 2009, Kadant Jining had borrowed $2,789,000 and Kadant Jining and Yanzhou had $6,019,000 of borrowing capacity available under the 2008 Facilities.

Debt Issuance Costs

Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of January 3, 2009, unamortized debt issuance costs were approximately $549,000.

Derivative Instruments

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

The 2006 and 2008 Swap Agreements have been designated as cash flow hedges and are carried at fair value with unrealized gains or losses reflected within other comprehensive items. As of January 3, 2009, the unrealized loss associated with the 2006 and 2008 Swap Agreements was $2,105,000 included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. Management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the 2006 and 2008 Swap Agreements.

The Company uses forward currency-exchange contracts primarily to hedge certain operational exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of the Company’s operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. The gains and losses resulting from foreign curency-exchange contracts that are not designated as hedges for accounting purposes are included in selling, general and

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

6.	Short- and Long-Term Obligations and Other Financing Arrangements (continued)

administrative expenses in the accompanying consolidated statement of operations. The Company had a gain of $969,000 in 2008 and a loss of $83,000 in 2007 related to these foreign currency-exchange contracts. For forward currency-exchange contracts which have been designated as cash flow hedges, the unrealized gains and losses are included in accumulated other comprehensive items. As of January 3, 2009, the net receivable associated with forward currency-exchange contracts was $1,259,000, of which $1,329,000 is included in other current assets and $70,000 is included in other current liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. Management believes that any credit risk associated with these contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

7.	Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of operations includes expenses from operating leases of $2,927,000, $2,911,000, and $2,760,000 in 2008, 2007, and 2006, respectively. The future minimum payments due under noncancelable operating leases as of January 3, 2009, are $1,999,000 in 2009; $1,420,000 in 2010; $977,000 in 2011; $658,000 in 2012; $279,000 in 2013 and $20,000 thereafter. Total future minimum lease payments are $5,353,000.

Letters of Credit

Outstanding letters of credit issued on behalf of the Company as applicant, principally relating to performance obligations and customer deposit guarantees, totaled $20,785,000 at January 3, 2009. Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary. The Company could incur an additional cost if a beneficiary draws upon such a standby letter of credit. See Letters of Credit in Note 15 for further information.

In connection with the Kadant Johnson acquisition, the Company issued a letter of credit to the sellers for $3,381,000 related to additional cash consideration the Company expects to pay through 2010.

Contingencies

In the ordinary course of business, the Company is, at times, required to issue limited performance guarantees, some of which do not require the issuance of letters of credit to customers in support of these guarantees, relating to its equipment and systems. The Company typically limits its liability under these guarantees to amounts that would not exceed the value of the contract. The Company believes that it has adequate reserves for any potential liability in connection with such guarantees.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

7.	Commitments and Contingencies (continued)

Litigation

The Company has been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. On March 14, 2008, the Company, Composites LLC, and the other co-defendant filed motions to dismiss all counts in the complaint. On November 19, 2008, the Court dismissed the complaint in its entirety, including all claims against the Company, Composites LLC, and the other co-defendant. On December 4, 2008, the plaintiffs sought to vacate this order of dismissal in order to amend their complaint, and this motion was denied without prejudice by the Court on January 12, 2009. On January 27, 2009, the plaintiffs renewed their motion to vacate the order of dismissal in order to file an amended complaint, which motion was denied by the Court on March 3, 2009. The plaintiffs have not indicated whether they will attempt to appeal the Court’s order. The Company intends to defend against this action vigorously, but there is no assurance the Company will prevail in such defense. The Company could incur significant costs to defend this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on the Company’s consolidated financial results.

Indemnification

The Company is required to indemnify Thermo Electron, but not its shareholders, against liability for taxes arising from the Company’s conduct of business after the spin-off, or the failure of certain distributions to continue to qualify as a tax free spin-off, as described in Note 1 “Income Taxes.”

8.	Restructuring Costs (Income) and Other Income, Net

Other Income

In 2008, the Company sold real estate in France for $746,000, resulting in a pre-tax gain of $594,000, as well as, real estate in the United Kingdom for $1,903,000, resulting in a pre-tax gain of $1,093,000.

2006 Restructuring Plan

The Company recorded restructuring costs of $677,000 in 2006 associated with its 2006 Restructuring Plan. These restructuring costs comprised severance and associated costs related to the reduction of 15 full-time positions in Canada and France, all in its Papermaking Systems segment. The Company recorded restructuring costs of $252,000 in 2007 associated with exit costs related to vacating a facility in Canada. In addition, in 2008 and 2007, the Company reduced the restructuring reserve for the 2006 Restructuring Plan by $105,000 and $276,000, respectively, as the reserve was no longer required.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

8.	Restructuring Costs (Income) and Other Income, Net (continued)

2008 Restructuring Plan

The Company recorded restructuring costs of $3,802,000 in 2008 associated with its 2008 Restructuring Plan. These restructuring costs included severance and associated costs related to the reduction of 329 full-time positions in China, the U.S., Latin America, Canada, and Sweden, all at its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on current and projected order volumes, especially in its stock-preparation equipment product line.

A summary of the changes in accrued restructuring costs, of which $2,256,000 is included in other current liabilities and $616,000 is included in other long-term liabilities in the accompanying consolidated balance sheet, are as follows:

(In thousands)	Severance Costs
2006 Restructuring Plan
Provision	$677
Usage	(65)
Currency translation	(6)

Balance at December 30, 2006	$606
Provision	252
Reserve reduction	(276)
Usage	(372)
Currency translation	98

Balance at December 29, 2007	$308
Reserve reduction	(105)
Usage	(195)
Currency translation	(8)

Balance at January 3, 2009	$–

2008 Restructuring Plan
Provision	$3,802
Usage	(879)
Currency translation	(51)

Balance at January 3, 2009	$2,872

The Company expects to pay the remaining accrued restructuring costs as follows: $2,256,000 in 2009 and $616,000 from 2010 to 2015.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

9.	Discontinued Operation

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

Operating results for the composites business included in the results of the discontinued operation in the accompanying consolidated statement of operations are as follows:

(In thousands)	2008	2007	2006
Operating Loss	$(28)	$(4,332)	$(2,204)
Interest Income	–	74	318

Loss Before Income Tax Benefit (including $130 loss on disposal in 2006)	(28)	(4,258)	(1,886)
Income Tax Benefit	65	1,508	702

Income (Loss) from Discontinued Operation	$37	$(2,750)	$(1,184)

The major classes of assets and liabilities of the composites business included in the discontinued operation in the accompanying consolidated balance sheet are as follows:

(In thousands)	2008	2007
Cash and Cash Equivalents	$2	$3
Other Accounts Receivable	322	322
Deferred Tax Asset	–	769
Other Assets	200	199

Total Assets	524	1,293

Accounts Payable	255	255
Accrued Warranty Costs	2,142	2,142
Other Current Liabilities	30	31

Total Liabilities	2,427	2,428

Net Liabilities	$(1,903)	$(1,135)

As part of the sale transaction, Composites LLC retained the warranty obligations associated with products manufactured prior to the sale date. Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

9.	Discontinued Operation (continued)

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

During the third quarter of 2006, Composites LLC concluded that the assumptions noted above were not accurately predicting the actual level of warranty claims, making it no longer possible to calculate a reasonable estimate of the future level of potential warranty claims. Accordingly, as no amount within the total range of loss represents a best estimate of the ultimate loss to be recorded, Composites LLC is required under SFAS 5 to record the minimum amount of the potential range of loss for products under warranty. As of January 3, 2009, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2008. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

The changes in the carrying amount of accrued warranty costs are as follows:

(In thousands)	2008	2007
Balance at Beginning of Year	$2,142	$1,135
Provision charged to income	–	3,914
Usage	–	(2,907)

Balance at End of Year	$2,142	$2,142

See Litigation in Note 7 for information related to pending litigation associated with the composites business.

10.	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on December 30, 2007, which did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

10.	Fair Value Measurements (continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 3, 2009:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Forward currency-exchange contracts	$–	$1,329	$–	$1,329
Liabilities:
Forward currency-exchange contracts	$–	$70	$–	$70
Interest-rate swap agreements	$–	$2,105	$–	$2,105

The Company uses the market approach technique to value its financial assets and liabilities and there were no changes in valuation techniques during 2008. The Company’s financial assets and liabilities carried at fair value primarily comprise derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The fair values of the Company’s interest-rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange prices at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

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

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

11.	Business Segment and Geographical Information (continued)

(In thousands)	2008	2007	2006
Business Segment Information
Revenues:
Papermaking Systems (a)	$321,747	$356,334	$327,501
Other (b)	7,411	10,162	14,112

	$329,158	$366,496	$341,613

Revenues by Product Line:
Papermaking Systems:
Stock-Preparation Equipment	$128,254	$165,820	$146,275
Fluid-Handling	98,675	93,970	84,388
Accessories	60,715	63,128	60,588
Water-Management	31,687	31,083	33,787
Other	2,416	2,333	2,463

	$321,747	$356,334	$327,501

Other (b):
Fiber-based Products	$7,411	$8,689	$10,124
Casting Products	–	1,473	3,988

	$7,411	$10,162	$14,112

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest Expense:
Papermaking Systems (c)(d)	$1,341	$49,128	$38,604
Corporate and Other (b)	(14,348)	(12,090)	(9,162)

Total operating (loss) income	(13,007)	37,038	29,442
Interest expense, net	(803)	(1,516)	(2,207)

	$(13,810)	$35,522	$27,235

Total Assets:
Papermaking Systems	$342,785	$427,996	$385,842
Corporate and Other (b,e)	13,608	7,780	2,782

Total Assets from Continuing Operations	356,393	435,776	388,624
Total Assets from Discontinued Operation	524	1,293	4,461

	$356,917	$437,069	$393,085

Depreciation and Amortization:
Papermaking Systems	$7,037	$6,845	$7,171
Corporate and Other (b)	493	518	587

	$7,530	$7,363	$7,758

Capital Expenditures:
Papermaking Systems	$5,606	$4,436	$3,579
Corporate and Other (b)	592	472	518

	$6,198	$4,908	$4,097

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

11.	Business Segment and Geographical Information (continued)

(In thousands)	2008	2007	2006
Geographical Information
Revenues (f):
United States	$166,236	$221,573	$210,499
France	69,078	61,006	61,261
China	41,594	35,227	20,119
Other	87,237	83,497	75,368
Transfers among geographic areas (g)	(34,987)	(34,807)	(25,634)

	$329,158	$366,496	$341,613

Long-lived Assets (h):
United States	$18,546	$17,073	$18,358
China	13,585	12,984	11,716
Other	9,507	11,847	11,581

	$41,638	$41,904	$41,655

Export Revenues Included in United States Revenues Above (i)	$30,463	$69,570	$69,449

(a)	Revenues from China were $44.2 million, $76.6 million, and $71.3 million in 2008, 2007, and 2006, respectively.
(b)	“Other” includes the results from the Fiber-based Products business and the Casting Products business through its sale on April 30, 2007.
(c)	Includes a goodwill impairment charge of $40.3 million in 2008 (see Note 1).
(d)	Includes restructuring costs (income) and other income, net, of $2.0 million, ($0.2) million, and $0.8 million in 2008, 2007, and 2006, respectively (see Note 8).
(e)	Primarily includes cash and cash equivalents and property, plant, and equipment.
(f)	Revenues are attributed to countries based on selling location.
(g)	Transfers among geographic areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(h)	Primarily includes property, plant, and equipment, net.
(i)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

12.	(Loss) Earnings per Share

Basic and diluted (loss) earnings per share were calculated as follows:

(In thousands, except per share amounts)	2008	2007	2006
(Loss) Income from Continuing Operations	$(22,595)	$25,418	$18,281
Income (Loss) from Discontinued Operation	37	(2,750)	(1,184)

Net (Loss) Income	$(22,558)	$22,668	$17,097

Basic Weighted Average Shares	13,527	14,116	13,816
Effect of Stock Options, Restricted Stock Awards and Employee Stock Purchase Plan	–	174	281

Diluted Weighted Average Shares	13,527	14,290	14,097

Basic (Loss) Earnings per Share:
Continuing Operations	$(1.67)	$1.80	$1.32
Discontinued Operation	–	(.19)	(.08)

Net (Loss) Income per Basic Share	$(1.67)	$1.61	$1.24

Diluted (Loss) Earnings per Share:
Continuing Operations	$(1.67)	$1.78	$1.30
Discontinued Operation	–	(.19)	(.09)

Net (Loss) Income per Diluted Share	$(1.67)	$1.59	$1.21

Options to purchase 60,300 shares, 57,200 shares, and 116,000 shares of common stock were not included in the computation of diluted (loss) earnings per share for 2008, 2007, and 2006, respectively, because the options’ exercise prices were greater than the average market price for the common stock, and the effect would have been antidilutive. In addition, the dilutive effect of options and restricted stock units totaling 104,400 shares of common stock were not included in the computation of diluted (loss) earnings per share in 2008 as the effect would have been antidilutive.

13.	Accumulated Other Comprehensive Items

Comprehensive income combines net (loss) income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying consolidated balance sheet, including foreign currency translation adjustments, deferred losses, unrecognized transition obligation and unrecognized prior service income associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments.

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2008	2007
Cumulative Translation Adjustment	$2,106	$16,967
Unrecognized Prior Service Income	259	682
Deferred Loss on Pension and Other Post-Retirement Plans	(6,901)	(1,812)
Deferred (Loss) Gain on Hedging Instruments	(1,649)	66
Unrecognized Transition Obligation	(3)	(5)

	$(6,188)	$15,898

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

14.	Unaudited Quarterly Information

2008 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$85,864	$92,406	$83,734	$67,154

Gross Profit	34,060	38,563	34,267	28,913

Income (Loss) from Continuing Operations (a)	5,117	6,893	6,835	(41,440)
(Loss) Income from Discontinued Operation	(4)	(5)	23	23

Net Income (Loss)	$5,113	$6,888	$6,858	$(41,417)

Basic Earnings (Loss) per Share:
Continuing Operations	$.36	$.50	$.51	$(3.25)

Net Income (Loss)	$.36	$.50	$.51	$(3.25)

Diluted Earnings (Loss) per Share:
Continuing Operations	$.36	$.50	$.50	$(3.25)

Net Income (Loss)	$.36	$.50	$.50	$(3.25)

2007 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$88,241	$89,107	$92,695	$96,453

Gross Profit	32,547	34,143	35,338	36,752

Income from Continuing Operations	4,691	5,936	7,013	7,778
Loss from Discontinued Operation	(392)	(1,022)	(1,232)	(104)

Net Income	$4,299	$4,914	$5,781	$7,674

Basic Earnings per Share:
Continuing Operations	$.33	$.42	$.49	$.54
Discontinued Operation	(.02)	(.07)	(.08)	–

Net Income per Basic Share	$.31	$.35	$.41	$.54

Diluted Earnings per Share:
Continuing Operations	$.33	$.42	$.49	$.54
Discontinued Operation	(.03)	(.07)	(.09)	(.01)

Net Income per Diluted Share	$.30	$.35	$.40	$.53

(a)	Includes a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision associated with applying a valuation allowance to certain deferred tax assets, and a $3.1 million pre-tax restructuring charge in the fourth quarter of 2008.

Kadant Inc.	2008 Financial Statements

Notes to Consolidated Financial Statements

15.	Subsequent Event

Letters of Credit

Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary. In the first quarter of 2009, one of the Company’s customers in China indicated its intention to draw upon all outstanding standby letters of credit issued to the customer as beneficiary to secure warranty and performance obligations under multiple contracts. The Company believes the attempted draws by the customer are for reasons unrelated to the Company’s warranty and performance obligations and the Company has and intends to continue to vigorously oppose such actions. To date, the customer has submitted draws against standby letters of credit totaling $421,000, and the Company has obtained a preliminary injunction against payment to the customer. The outstanding standby letters of credit to such customer, including those that have been submitted for draws, total $6,094,000 and have expiration dates from 2009 through 2011.

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended January 3, 2009	$2,639	$1,252	$8	$(830)	$(84)	$2,985
Year Ended December 29, 2007	$2,623	$216	$25	$(432)	$207	$2,639
Year Ended December 30, 2006	$2,221	$725	$–	$(486)	$163	$2,623

Description	Balance at Beginning of Year	Provision (Income) Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (b)
Year Ended January 3, 2009 (c)	$308	$3,697	$(1,074)	$(59)	$2,872
Year Ended December 29, 2007	$971	$(219)	$(580)	$136	$308
Year Ended December 30, 2006	$4,781	$815	$(5,173)	$548	$971

(a)	Primarily includes the effect of foreign currency translation.
(b)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.
(c)	Consists of $2.3 million in other current liabilities and $0.6 million in other long-term liabilities as of January 3, 2009.