Form 10-Q
period 2009-04-04
KADANT INC
filed 2009-05-13
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2009
Common Stock, $.01 par value	12,264,997

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	April 4,	January 3,
(In thousands)	2009	2009

Current Assets:
Cash and cash equivalents	$46,914	$40,139
Accounts receivable, less allowances of $2,944 and $2,985	35,744	54,517
Inventories (Note 4)	45,686	55,762
Unbilled contract costs and fees	11,327	9,631
Other current assets	12,894	16,434
Assets of discontinued operation	517	524
Total Current Assets	153,082	177,007

Property, Plant, and Equipment, at Cost	100,436	103,225
Less: accumulated depreciation and amortization	59,236	61,587
	41,200	41,638

Other Assets	42,728	43,242

Goodwill	93,537	95,030

Total Assets	$330,547	$356,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	April 4,	January 3,
(In thousands, except share amounts)	2009	2009

Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$2,185	$3,289
Accounts payable	17,121	24,212
Accrued payroll and employee benefits	9,995	14,475
Customer deposits	7,090	11,747
Other current liabilities	24,216	22,840
Liabilities of discontinued operation	2,427	2,427
Total Current Liabilities	63,034	78,990

Other Long-Term Liabilities	30,566	31,412

Long-Term Obligations (Note 6)	51,985	52,122

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	93,500	92,916
Retained earnings	149,657	152,548
Treasury stock at cost, 2,359,162 and 2,074,362 shares	(49,493)	(46,707)
Accumulated other comprehensive items (Note 2)	(10,481)	(6,188)
Total Kadant Shareholders’ Investment	183,329	192,715
Noncontrolling interest	1,633	1,678
Total Shareholders’ Investment	184,962	194,393

Total Liabilities and Shareholders’ Investment	$330,547	$356,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	April 4,	March 29,
(In thousands, except per share amounts)	2009	2008

Revenues	$64,957	$85,864

Costs and Operating Expenses:
Cost of revenues	40,317	51,804
Selling, general, and administrative expenses	22,205	25,369
Research and development expenses	1,470	1,608
Restructuring costs and other income, net	757	(473)
	64,749	78,308

Operating Income	208	7,556

Interest Income	207	541
Interest Expense	(813)	(595)

(Loss) Income from Continuing Operations Before Provision for Income Taxes	(398)	7,502
Provision for Income Taxes	2,464	2,288

(Loss) Income from Continuing Operations	(2,862)	5,214
Loss from Discontinued Operation (net of income tax benefit of $3 and $3)	(4)	(4)

Net (Loss) Income	(2,866)	5,210

Net Income Attributable to Noncontrolling Interest	(25)	(97)

Net (Loss) Income Attributable to Kadant	$(2,891)	$5,113

Amounts Attributable to Kadant:
(Loss) Income from Continuing Operations	$(2,887)	$5,117
Loss from Discontinued Operation	(4)	(4)
Net (Loss) Income Attributable to Kadant	$(2,891)	$5,113

(Loss) Earnings per Share from Continuing Operations (Note 3):
Basic	$(.23)	$.36
Diluted	$(.23)	$.36

(Loss) Earnings per Share Attributable to Kadant (Note 3):
Basic	$(.23)	$.36
Diluted	$(.23)	$.36

Weighted Average Shares (Note 3):
Basic	12,506	14,167

Diluted	12,506	14,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008

Operating Activities:
Net (loss) income attributable to Kadant	$(2,891)	$5,113
Net income attributable to noncontrolling interest	25	97
Loss from discontinued operation	4	4
(Loss) income from continuing operations	(2,862)	5,214
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,843	1,858
Stock-based compensation expense	683	731
Gain on the sale of property, plant, and equipment	(11)	(652)
Provision for losses on (recovery of) accounts receivable	528	(6)
Other, net	(981)	289
Changes in current accounts, net of effects of acquisition:
Accounts receivable	17,348	8,265
Unbilled contract costs and fees	(2,032)	521
Inventories	9,020	(4,489)
Other current assets	2,808	(280)
Accounts payable	(6,463)	444
Other current liabilities	(6,114)	(5,567)
Net cash provided by continuing operations	13,767	6,328
Net cash provided by discontinued operation	3	3
Net cash provided by operating activities	13,770	6,331

Investing Activities:
Purchases of property, plant, and equipment	(1,157)	(1,610)
Acquisition	–	(1,197)
Proceeds from sale of property, plant, and equipment	31	887
Other, net	–	7
Net cash used in continuing operations for investing activities	(1,126)	(1,913)

Financing Activities:
Proceeds from issuance of long-term obligations	17,000	28,000
Repayments of long-term obligations	(18,224)	(25,974)
Purchases of Company common stock	(3,341)	(12,004)
Proceeds from issuances of Company common stock	–	725
Other, net	6	(617)
Net cash used in continuing operations for financing activities	(4,559)	(9,870)

Exchange Rate Effect on Cash and Cash Equivalents	(1,310)	2,426

Increase (Decrease) in Cash and Cash Equivalents	6,775	(3,026)
Cash and Cash Equivalents at Beginning of Period	40,139	61,553
Cash and Cash Equivalents at End of Period	$46,914	$58,527

Non-cash Financing Activities:
Issuance of Company common stock	$39	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at April 4, 2009, and its results of operations and cash flows for the three-month periods ended April 4, 2009 and March 29, 2008. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of January 3, 2009, has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed with the Securities and Exchange Commission.

Certain prior-period amounts have been reclassified to conform to the 2009 presentation, including the adoption of a new accounting standard. See Note 16 for further information.

2.         Comprehensive (Loss) Income

Comprehensive (loss) income attributable to Kadant combines net (loss) income, other comprehensive items, and comprehensive income (loss) attributable to noncontrolling interest. Other comprehensive items represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service loss associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive (loss) income attributable to Kadant are as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008

Net (Loss) Income	$(2,866)	$5,210

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(4,257)	7,874
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $21 and $54 in 2009 and 2008, respectively)	(41)	(95)
Deferred (Loss) Gain on Hedging Instruments (net of income tax of $98 and $61 in 2009 and 2008, respectively)	(65)	238
	(4,363)	8,017
Comprehensive (Loss) Income	(7,229)	13,227
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	45	(226)
Comprehensive (Loss) Income Attributable to Kadant	$(7,184)	$13,001

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.         (Loss) Earnings per Share

Basic and diluted (loss) earnings per share are calculated as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands, except per share amounts)	2009	2008

Amounts Attributable to Kadant:
(Loss) Income from Continuing Operations	$(2,887)	$5,117
Loss from Discontinued Operation	(4)	(4)
Net (Loss) Income	$(2,891)	$5,113

Basic Weighted Average Shares	12,506	14,167
Effect of Stock Options, Restricted Stock Awards and Employee Stock Purchase Plan	–	106
Diluted Weighted Average Shares	12,506	14,273

Basic (Loss) Earnings per Share:
Continuing Operations	$(.23)	$.36
Discontinued Operation	–	–
Net (Loss) Income	$(.23)	$.36

Diluted (Loss) Earnings per Share:
Continuing Operations	$(.23)	$.36
Discontinued Operation	–	–
Net (Loss) Income	$(.23)	$.36

Options to purchase approximately 75,700 and 55,500 shares of common stock for the first quarters of 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive. In addition, the dilutive effect of restricted stock units totaling 117,000 shares of common stock was not included in the computation of diluted (loss) earnings per share in the first quarter of 2009 as the effect would have been anti-dilutive.

4.         Inventories

The components of inventories are as follows:

	April 4,	January 3,
(In thousands)	2009	2009
Raw Materials and Supplies	$19,540	$21,687
Work in Process	7,488	16,230
Finished Goods	18,658	17,845
	$45,686	$55,762

5.         Income Taxes

The provision for income taxes was $2,464,000 and $2,288,000 in the first quarters of 2009 and 2008, respectively. The provision for income taxes in the first quarter of 2009 included income tax expense of $1,134,000 associated with earnings from the Company's foreign operations and income tax expense of $1,178,000 associated with applying a valuation allowance to certain deferred tax assets. The provision for income taxes of $2,464,000 in the first quarter of 2009 does not include a tax benefit of $1,405,000, as the Company was not able to record a tax benefit on its U.S. pre-tax losses due to its accumulated loss position in the U.S. tax jurisdiction and the uncertainty of profitability in future periods.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.         Short- and Long-Term Obligations

Short- and Long-term Obligations

Short- and Long-term obligations are as follows:

	April 4,	January 3,
(In thousands)	2009	2009

Revolving Credit Facility	$38,000	$38,000
Variable Rate Term Loan, due from 2009 to 2016	8,625	8,750
Variable Rate Term Loan, due from 2010 to 2011	5,860	5,872
Short-Term Obligation under Kadant Jining Credit Facilities	1,685	2,789
Total Short- and Long-Term Obligations	54,170	55,411
Less: Short-Term Obligations and Current Maturities	(2,185)	(3,289)
Long-Term Obligations, less Current Maturities	$51,985	$52,122

    The weighted average interest rate for long-term obligations was 3.41% as of April 4, 2009.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of April 4, 2009, the outstanding balance on the 2008 Credit Agreement was $38,000,000 and the Company had $33,474,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

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

 The 2008 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 4, 2009, the Company was in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. As of April 4, 2009, the remaining balance on the 2006 Commercial Real Estate Loan was $8,625,000.

The Company’s obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the related Mortgage and Security Agreements, which include customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.         Short- and Long-Term Obligations (continued)

Kadant Jining Loan and Credit Facilities

On January 28, 2008, the Company’s Kadant Jining subsidiary (Kadant Jining) borrowed 40 million Chinese renminbi, or approximately $5,860,000 at the April 4, 2009 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3,516,000, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2,344,000, on January 28, 2011.

On July 30, 2008, Kadant Jining and the Company’s Kadant Yanzhou subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6,593,000 at the April 4, 2009 exchange rate, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2,198,000 at the April 4, 2009 exchange rate. The 2008 Facilities have a term of 364 days and are renewable annually on or before July 30 at the discretion of the lender. As of April 4, 2009, Kadant Jining had borrowed $1,685,000 and Kadant Jining and Yanzhou had $7,106,000 of borrowing capacity available under the 2008 Facilities.

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

The changes in the carrying amount of the Company’s product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Three Months Ended
(In thousands)	April 4, 2009

Balance at Beginning of Period	$3,671
Provision charged to income	195
Usage	(582)
Currency translation	(60)
Balance at End of Period	$3,224

See Note 17 for warranty information related to the discontinued operation.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Restructuring Costs and Other Income, Net

2008 Restructuring Plan

The Company recorded additional restructuring costs, which consisted of severance and associated costs of $34,000, in the first quarter of 2009 associated with its 2008 Restructuring Plan.

2009 Restructuring Plan

The Company recorded restructuring costs of $723,000 in the first quarter of 2009 associated with its 2009 Restructuring Plan, which consisted of severance and associated costs related to the reduction of 43 full-time positions in China, the U.S., and France, all at its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the continued weak economic environment.

A summary of the changes in accrued restructuring costs, of which $2,117,000 is included in other current liabilities and $589,000 is included in other long-term liabilities as of April 4, 2009 in the accompanying condensed consolidated balance sheet, is as follows:

(In thousands)	Severance Costs

2008 Restructuring Plan
Balance at January 3, 2009	$2,872
Provision	34
Payments	(544)
Currency translation	(3)
Balance at April 4, 2009	$2,359

2009 Restructuring Plan
Balance at January 3, 2009	$–
Provision	723
Payments	(380)
Currency translation	4
Balance at April 4, 2009	$347

The Company expects to pay the remaining accrued restructuring costs as follows: $2,117,000 in 2009 and $589,000 from 2010 to 2015.

Other Income

In the first quarter of 2008, the Company sold real estate in France for $746,000, resulting in a pre-tax gain of $594,000 on the sale.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.         Business Segment Information

The Company has combined its operating entities into one reportable operating segment, Papermaking Systems, and a separate product line, Fiber-based Products, which is reported in Other. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008

Revenues:
Papermaking Systems	$61,987	$83,258
Other	2,970	2,606
	$64,957	$85,864

(Loss) Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$2,882	$10,878
Corporate and Other (a)	(2,674)	(3,322)
Total Operating Income	208	7,556
Interest Expense, Net	(606)	(54)
	$(398)	$7,502

Capital Expenditures:
Papermaking Systems	$1,112	$1,425
Corporate and Other	45	185
	$1,157	$1,610

 (a)  Corporate primarily includes general and administrative expenses.

10.        Stock-Based Compensation

Restricted Stock Units

On March 4, 2009, the Company granted an aggregate of 20,000 restricted stock units (RSUs) to its outside directors with an aggregate fair value of $157,000, which will vest at a rate of 5,000 shares per quarter on the last day of each quarter in 2009. On March 4, 2009, the Company also granted to its outside directors an aggregate of 40,000 RSUs with an aggregate fair value of $314,000, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 40,000 RSUs will be forfeited if a change in control does not occur prior to the end of the first quarter of 2010.

On March 3, 2008, the Company granted an aggregate of 40,000 RSUs to its outside directors with an aggregate fair value of $975,000, which only would have vested and compensation expense would have been recognized upon a change in control prior to the end of the first quarter of 2009, as defined in the Company’s 2006 equity incentive plan. The 40,000 RSUs were forfeited at the end of the first quarter of 2009 and no compensation expense was recognized.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.      Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units

On March 3, 2009, the Company granted to certain officers of the Company performance-based RSUs, which represent, in aggregate, the right to receive 92,500 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $8.47 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2011 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount is subject to adjustment based on the achievement of a specified EBITDA target generated from continuing operations for the 2009 fiscal year.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with performance-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $490,000 and $417,000 was recognized in the first quarter of 2009 and 2008, respectively, associated with performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $2,575,000 at April 4, 2009, and will be recognized over a weighted average period of 1.6 years.

Time-Based Restricted Stock Units

The Company granted time-based RSUs in prior periods to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $106,000 and $114,000, respectively, was recognized in the first quarter of 2009 and 2008 associated with time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,106,000 as of April 4, 2009, and will be recognized over a weighted average period of 2.4 years.

A summary of the changes in the Company’s unvested RSUs for the first quarter of 2009 is as follows:

	Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested RSUs at January 3, 2009	294	$27.05
Granted	153	$8.23
Vested	(5)	$7.85
Forfeited / Expired	(42)	$24.53
Unvested RSUs at April 4, 2009	400	$20.37

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.      Employee Benefit Plans

Defined Benefit Pension Plans and Post-Retirement Welfare Benefits Plans

           The Company’s Kadant Web Systems subsidiary has a noncontributory defined benefit retirement plan. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. This same subsidiary also has a post-retirement welfare benefits plan (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan.

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

The components of the net periodic benefit cost (income) for the pension benefits and other benefits plans in the first quarters of 2009 and 2008 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	April 4, 2009		March 29, 2008
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$205	$35	$216	$21
Interest cost	330	60	297	63
Expected return on plan assets	(324)	–	(368)	–
Recognized net actuarial loss	124	–	11	–
Amortization of prior service cost (income)	14	(183)	14	(198)
Net periodic benefit cost (income)	$349	$(88)	$170	$(114)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	6.25%	6.10%	6.00%	5.90%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

The Company made a $1,200,000 cash contribution to the Kadant Web Systems noncontributory defined benefit retirement plan in the first quarter of 2009 and expects to make three quarterly cash contributions of $1,200,000 each over the remainder of 2009. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than the funding of current benefit payments are expected in 2009.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.   Derivatives

The Company uses derivative instruments primarily to reduce its exposure to currency exchange and interest rate risk. The Company accounts for such instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. When the Company enters into a derivative contract, it makes a determination as to whether the transaction is deemed to be a hedge for accounting purposes. For a contract deemed to be a hedge, the Company formally documents the relationship between the derivative instrument and the risk being hedged. In this documentation, the Company specifically identifies the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluates whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, the Company does not use hedge accounting for the derivative instrument. The changes in the fair value of a derivative not deemed to be a hedge are recorded currently in earnings. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rate Swaps

 The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the 3-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreases to $10,000,000 on December 31, 2010, and $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. The fair values for these instruments as of April 4, 2009, are included in other liabilities with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

      The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. The unrealized gain (loss) represents the estimated amount that the Company would receive (pay) to the counterparty in the event of an early termination.

Forward Currency-Exchange Contracts

      The Company uses forward currency-exchange contracts primarily to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures primarily result from portions of the Company’s operations and assets and liabilities that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets and liabilities. The Company typically manages its level of exposure to the risk of currency-exchange fluctuations by hedging a portion of its currency exposures anticipated over the ensuing 12-month period, using forward currency-exchange contracts that have maturities of 12 months or less.

      Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as a hedge are recorded currently in earnings. The Company recognized a gain of $288,000 in the first quarter of 2009 included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as a hedge.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.       Derivatives (continued)

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet as of April 4, 2009:

(In thousands)	Balance Sheet Location	Asset (Liability)	Notional Amount (a)

Derivatives Designated as Hedging Instruments:
Derivatives in a Liability Position:
Interest rate swap agreements	Other Long-Term Liabilities	$(1,975)	$23,625
Forward currency-exchange contracts	Other Current Liabilities	$(67)	$3,643

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$290	$13,188

Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(2)	$402

(a) The total notional amount is indicative of the level of the Company’s derivative activity during the first quarter of 2009.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended April 4, 2009:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 3, 2009	$1,800	$(151)	$1,649
Gain Reclassified to Earnings (a)	–	151	151
(Gain) Loss Recognized in OCI	(130)	44	(86)
Unrealized loss, net of tax, at April 4, 2009	$1,670	$44	$1,714

(a) Included in revenues in the accompanying condensed consolidated statement of operations.

As of April 4, 2009, $44,000 of the unrealized loss included in OCI related to interest rate swap agreements and forward currency-exchange contracts is expected to be reclassified to earnings in 2009.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.   Fair Value Measurements

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 4, 2009:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Forward currency-exchange contracts	$–	$290	$–	$290
Liabilities:
Forward currency-exchange contracts	$–	$69	$–	$69
Interest rate swap agreements	$–	$1,975	$–	$1,975

  The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2009. The Company’s financial assets and liabilities carried at fair value comprise derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange prices at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

14.          Letters of Credit

Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary. In the first quarter of 2009, one of the Company’s customers indicated its intention to draw upon all outstanding standby letters of credit issued to the customer as beneficiary to secure warranty and performance obligations under multiple contracts. The Company believes the attempted draws by the customer are for reasons unrelated to the Company’s warranty and performance obligations and the Company has and intends to continue to vigorously oppose such actions. As of April 4, 2009, the customer had submitted draws against standby letters of credit totaling $421,000 and the Company has obtained a preliminary injunction against payment to the customer. In May 2009, the customer submitted additional draws against standby letters of credit totaling $1,153,000 and the Company has obtained a temporary restraining order against payment to the customer and is seeking a preliminary injunction, but there is no assurance that the Company will be able to obtain such preliminary injunction. The outstanding standby letters of credit to such customer, including those that have been submitted for draws, total $5,845,000. These outstanding standby letters of credit have expiration dates ranging from 2009 to 2011.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.       Pending Litigation

The Company has been named as a co-defendant, together with the Company’s Kadant Composites LLC subsidiary (Composites LLC) and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. On March 14, 2008, the Company, Composites LLC, and the other co-defendant filed motions to dismiss all counts in the complaint. On November 19, 2008, the Court dismissed the complaint in its entirety, including all claims against the Company, Composites LLC, and the other co-defendant. On December 4, 2008, the plaintiffs sought to vacate this order of dismissal in order to amend their complaint, and this motion was denied without prejudice by the Court on January 12, 2009. On January 27, 2009, the plaintiffs renewed their motion to vacate the order of dismissal in order to amend their complaint, which motion was opposed by the Company on February 10, 2009 and denied by the Court on March 3, 2009. On March 27, 2009, the plaintiffs filed an amended notice of appeal, clarifying an earlier notice and seeking to challenge the Court’s dismissal on November 19, 2008 and the Court’s denial on March 3, 2009. On April 16, 2009, the Court formally opened the plaintiffs appeal and on April 23, 2009, the defendants moved to dismiss as untimely that portion of the plaintiffs appeal seeking to challenge the November 19, 2008 dismissal. The Court has yet to schedule a hearing on the plaintiffs’ appeal or defendants' partial motion to dismiss. The Company intends to defend against this action vigorously, but there is no assurance the Company will prevail in such defense. The Company could incur significant costs to defend this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on the Company’s condensed consolidated financial results. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

16.      Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS 141(R) also requires that cash outflows, such as transaction costs and post-acquisition restructuring costs, be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) on January 4, 2009 and the adoption did not have a material affect on its condensed consolidated financial statements. As of January 3, 2009, the Company had a tax valuation allowance of $1,012,000 relating to the 2005 Kadant Johnson Inc. acquisition, a liability for unrecognized tax benefits of $517,000, and accrued interest and penalties of $843,000, all of which would have affected goodwill if recognized prior to the end of fiscal 2008, but will now affect the Company’s annual effective tax rate in the future, if recognized.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 prospectively, effective January 4, 2009, except for the presentation and disclosure requirements, which require retrospective application. Amounts previously reported as minority interest liability are presented as noncontrolling interest within total shareholders’ investment and amounts previously reported as minority interest expense are shown as net income attributable to noncontrolling interest in the accompanying condensed consolidated financial statements. The adoption did not have a material affect on the Company’s condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.      Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 in the first quarter of 2009 and as a result it has included enhanced disclosures for derivative instruments and hedging activities in the accompanying condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP FAS 142-3 on January 4, 2009, which had no affect on its condensed consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets similar to the Company’s current SFAS 157 disclosures. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 132(R)-1 on its financial statement disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (FSP 115-2 and 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the changes associated with the adoption of FSP 115-2 and 124-2 to have a material effect on the Company's condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the fair value disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” regarding the fair value of financial instruments to be included in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and requires additional disclosure from that currently required.

In April 2009, the FASB issued FSP No. 157-4 (FSP 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the changes associated with the adoption of FSP 157-4 to have a material effect on the Company's condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
17.      Discontinued Operation

In 2005, Composites LLC sold substantially all of its assets to LDI Composites Co. (Buyer). Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Composites LLC records the minimum amount of the potential range of loss for products under warranty in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). As of April 4, 2009, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

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

Overview

Company Background

           We are a leading supplier of equipment used in the global papermaking and paper recycling industries and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Pulp and Papermaking Systems (Papermaking Systems), and a separate product line, Fiber-based Products, reported in Other Business. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking and paper recycling industries. We have a large customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which should be less susceptible to the cyclical trends in the paper industry.

Through our Fiber-based Products line, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

In addition, prior to its sale in 2005, our Kadant Composites LLC subsidiary (Composites LLC) operated a composite building products business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements.

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

Other Business

          Our other business includes our Fiber-based Products business that produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Discontinued Operation

In 2005, Composites LLC sold substantially all of its assets to LDI Composites Co. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business.

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owners of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. As of April 4, 2009, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

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

International Sales

During the first quarters of 2009 and 2008, approximately 63% and 59%, respectively, of our sales were to customers outside the United States, principally in Asia and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2008 that warrant disclosure.

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The worldwide economic downturn, which accelerated in the fourth quarter of 2008, continues to negatively impact paper producers. In response to the economic slowdown, paper producers have taken numerous steps to control operating costs including closing factories, increasing downtime at paper mills, deferring maintenance and upgrades, and delaying or canceling projects. Revenues in all of our product lines within our papermaking systems segment in the first quarter of 2009 were negatively impacted and we experienced a $20.9 million, or 24%, decrease in revenues in the first quarter of 2009 compared to the first quarter of 2008. A significant factor contributing to this decrease was the slowdown in China, where the linerboard market is experiencing overcapacity. Our revenues from China are primarily derived from large capital orders, the timing of which is often difficult to predict. The recent downturn has caused many paper producers in China to significantly delay or even cancel projects. These delays, as well as delays in receiving down payments, could cause us to recognize revenue on these projects in periods later than originally anticipated. We expect our revenues in 2009 will continue to be negatively impacted by the current economic environment.

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

For 2009, we expect GAAP (generally accepted accounting principles) revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation, as follows: For the second quarter of 2009, we expect to report a loss from continuing operations between $.24 and $.26 per diluted share, on revenues of $50 to $52 million. This includes $.08 of incremental tax provision principally due to not being able to benefit the expected U.S. losses and $.06 of estimated restructuring costs. For 2009, we expect to report a loss from continuing operations between $.55 and $.65 per diluted share, on revenues of $220 to $230 million, revised from our previous guidance of diluted earnings per share of $.43 to $.53, on revenues of $260 to $270 million. The full year guidance includes $.39 of incremental tax provision and $.14 of estimated restructuring costs. The incremental tax provision is due to applying a valuation allowance to certain deferred tax assets and our inability to record a tax benefit on pre-tax losses in the U.S. as a result of our cumulative loss position in the U.S. caused by the large goodwill impairment charge recorded in the fourth quarter of 2008.

KADANT INC.

Results of Operations

First Quarter 2009 Compared With First Quarter 2008

         The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2009 and 2008. The results of operations for the fiscal quarter ended April 4, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	April 4,	March 29,
	2009	2008

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	62	60
Selling, general, and administrative expenses	34	30
Research and development expenses	2	2
Restructuring costs and other income, net	1	(1)
	99	91

Operating Income	1	9

Interest Income	–	1
Interest Expense	(1)	(1)

(Loss) Income from Continuing Operations Before Provision for Income Taxes	–	9
Provision for Income Taxes	(4)	(3)

(Loss) Income from Continuing Operations	(4)	6

Net (Loss) Income Attributable to Kadant	(4)%	6%

Revenues

Revenues decreased $20.9 million, or 24%, to $65.0 million in the first quarter of 2009 from $85.9 million in the first quarter of 2008, including a $7.0 million, or 8%, decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues decreased $13.9 million, or 16%, in the first quarter of 2009 due to a decrease in revenues in all of our major product lines as our customers continued to take steps to control operating costs including increasing downtime at paper mills and delaying or canceling projects. Excluding the effects of currency translation, the largest revenue declines in the first quarter of 2009 were in our fluid-handling product line, which decreased $5.0 million, or 22%, and our stock-preparation equipment product line in China and North America, which decreased $16.8 million, or 67%. Partially offsetting these decreases in revenues in the first quarter of 2009 was an increase of $12.6 million, or 114%, in stock-preparation equipment sales in Europe primarily due to a large capital equipment project in Vietnam.

KADANT INC.

Results of Operations (continued)

         Revenues for the first quarters of 2009 and 2008 from our Papermaking Systems segment and our other business are as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008

Revenues:
Papermaking Systems	$61,987	$83,258
Other Business	2,970	2,606
	$64,957	$85,864

Papermaking Systems Segment. Revenues in the Papermaking Systems segment decreased $21.3 million, or 26%, to $62.0 million in the first quarter of 2009 from $83.3 million in the first quarter of 2008, including a $7.0 million, or 9%, decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues in the Papermaking Systems segment decreased $14.3 million, or 17%, due to a decrease in revenues in all of the segment's product lines as our customers significantly reduced their order volumes in the current economic environment. Excluding the effects of currency translation, the largest revenue declines in the first quarter of 2009 were in our fluid-handling product line, which decreased $5.0 million, or 22%, and our stock-preparation equipment product line, which decreased $4.2 million, or 12%. We expect to continue to see declines in revenues compared to the prior year periods in all of the segment's product lines until late in 2009 due to the significant decrease in order volumes.

           Other Business. Revenues from the Fiber-based Products business increased $0.4 million, or 14%, to $3.0 million in the first quarter of 2009 from $2.6 million in the first quarter of 2008 primarily due to stronger sales of Biodac™, our line of biodegradable granular products.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2009 and 2008, and the changes in revenues by product line between the first quarters of 2009 and 2008 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how our management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Decrease Excluding Effect of
(In millions)	April 4, 2009	March 29, 2008	Decrease	Currency Translation

Product Line:
Stock-Preparation Equipment	$29.2	$36.3	$(7.1)	$(4.2)
Fluid-Handling	15.7	22.5	(6.8)	(5.0)
Accessories	11.6	15.9	(4.3)	(2.6)
Water-Management	5.1	8.0	(2.9)	(2.4)
Other	0.4	0.6	(0.2)	(0.1)
	$62.0	$83.3	$(21.3)	$(14.3)

Revenues from the segment’s stock-preparation equipment product line decreased $7.1 million, or 20%, in the first quarter of 2009 compared to the first quarter of 2008, including a $2.9 million, or 8%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock preparation equipment product line decreased $4.2 million, or 12%, primarily due to an $11.1 million, or 91%, decrease in our stock-preparation equipment sales in

KADANT INC.

Results of Operations (continued)

China and a $5.7 million, or 44%, decrease in stock-preparation equipment sales in North America. These significant decreases were due to a reduction in orders as major manufacturers cancelled or postponed projects due to the current economic environment. Partially offsetting the decreases in revenues in the first quarter of 2009 was an increase of $12.6 million, or 114%, in stock-preparation sales in Europe primarily due to a large capital equipment project in Vietnam. We expect to continue to see declines in stock-preparation equipment sales, especially in China, North America and Europe, for the foreseeable future given the current economic environment and its impact on paper producers.

Revenues from the segment’s fluid-handling product line decreased $6.8 million, or 30%, in the first quarter of 2009 compared to the first quarter of 2008, including a $1.8 million, or 8%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line decreased $5.0 million, or 22%, primarily due to a decrease in revenues in Europe, China, and the U.S. due to significantly lower demand in the current economic environment.

Revenues from the segment’s accessories product line decreased $4.3 million, or 27%, in the first quarter of 2009 compared to the first quarter of 2008, including a $1.7 million, or 10%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line decreased $2.6 million, or 17%, primarily due to decreased demand in North America as customers curtailed production and reduced their order volumes.

Revenues from the segment’s water-management product line decreased $2.9 million, or 36%, in the first quarter of 2009 compared to the first quarter of 2008, including a $0.5 million, or 6%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water management product line decreased $2.4 million, or 30%, primarily due to a decrease in capital sales in Europe and North America.

Gross Profit Margin

Gross profit margins for the first quarters of 2009 and 2008 are as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Gross Profit Margin:
Papermaking Systems	38%	40%
Other	34	39
	38%	40%

Gross profit margin decreased to 38% in the first quarter of 2009 from 40% in the first quarter of 2008.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 38% in the first quarter of 2009 from 40% in the first quarter of 2008. This decrease was primarily due to lower margins in our water-management product line due to the underabsorption of overhead costs given reduced order volumes. We are in the process of consolidating our water-management manufacturing facility into our facilities in Massachusetts and Mexico and we expect to continue to see reduced margins in this product line until this consolidation is completed in the fourth quarter of 2009. The gross profit margin also decreased due to an unfavorable product mix as higher-margin fluid-handling revenues accounted for a smaller portion of our revenues in 2009.

Other Business. The gross profit margin in our Fiber-based Products business decreased to 34% in the first quarter of 2009 from 39% in the first quarter of 2008.

Operating Expenses

             Selling, general, and administrative expenses as a percentage of revenues increased to 34% in the first quarter of 2009 from 30% in the first quarter of 2008. Selling, general, and administrative expenses decreased $3.2 million, or 12%, to $22.2 million in the first quarter of 2009 from $25.4 million in the first quarter of 2008. This decrease includes a $1.7 million decrease from the

KADANT INC.

Results of Operations (continued)

favorable effect of foreign currency translation and a $1.6 million decrease in selling expenses due, in part, to our recent restructuring efforts that reduced the number of employees and merged our sales force in certain markets. These decreases in 2009 were offset, in part, by an increase of $0.4 million in bad debt expense associated with a customer bankruptcy and an increase of $0.5 million in legal expenses primarily associated with a customer dispute.

Total stock-based compensation expense was $0.7 million in both the first quarters of 2009 and 2008, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. As of April 4, 2009, unrecognized compensation cost related to restricted stock units was approximately $3.8 million, which will be recognized over a weighted average period of 1.8 years.

Research and development expenses decreased $0.1 million to $1.5 million in the first quarter of 2009 compared to $1.6 million in the first quarter of 2008 and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net

We recorded net restructuring costs and other income of $0.8 million and ($0.5) million in the first quarters of 2009 and 2008, respectively. The restructuring costs in the first quarter of 2009 consisted of severance and associated charges of $0.8 million primarily related to the reduction of 43 full-time positions in China, the U.S., and France. The restructuring costs in the first quarter of 2008 consisted of severance charges of $0.1 million related to our 2008 restructuring plan. Other income of $0.6 million in the first quarter of 2008 consisted of a pre-tax gain of $0.6 million resulting from the sale of land for $0.7 million in cash. All of these items occurred in the Papermaking Systems segment. We estimate annualized savings of $1.0 million in cost of revenues and $0.7 million in selling, general, and administrative expenses from the 2009 restructuring actions. We expect to incur an additional $1.8 million in restructuring costs during the remainder of 2009.

Interest Income

Interest income decreased $0.3 million, or 62%, to $0.2 million in the first quarter of 2009 from $0.5 million in the first quarter of 2008 due to lower average interest rates and, to a lesser extent, lower average invested balances in the 2009 period.

Interest Expense

Interest expense increased $0.2 million, or 37%, to $0.8 million in the first quarter of 2009 from $0.6 million in the first quarter of 2008 primarily due to higher average outstanding borrowings during the first quarter of 2009 compared to the first quarter of 2008.

Provision for Income Taxes

Our provision for income taxes in the first quarter of 2009 included a $1.1 million tax provision associated with earnings from our foreign operations and a $1.2 million tax provision associated with applying a valuation allowance to certain deferred tax assets. Our provision for income taxes in the firrst quarter of 2009 does not include a tax benefit of $1.4 million, as we were not able to record a tax benefit on our U.S. pre-tax losses due to our accumulated loss position in the U.S. tax jurisdiction and the uncertainty of profitability in future periods.

(Loss) Income from Continuing Operations

Loss from continuing operations was $2.9 million in the first quarter of 2009 compared to income from continuing operations of $5.2 million in the first quarter of 2008. The decrease in the 2009 period was primarily due to a decrease in operating income of $7.3 million (see Revenues and Gross Profit Margin discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $4 thousand in both the first quarters of 2009 and 2008.

As of April 4, 2009, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

KADANT INC.

Results of Operations (continued)

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose certain information to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS 141(R) also requires that cash outflows, such as transaction costs and post-acquisition restructuring costs, be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 141(R) on January 4, 2009 and the adoption did not have a material affect on our condensed consolidated financial statements. As of January 3, 2009, we had a tax valuation allowance of $1,012,000 relating to the 2005 Kadant Johnson Inc. acquisition, a liability for unrecognized tax benefits of $517,000, and accrued interest and penalties of $843,000, all of which would have affected goodwill if recognized prior to the end of fiscal 2008, but will now affect our annual effective tax rate in the future, if recognized.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 prospectively, effective January 4, 2009, except for the presentation and disclosure requirements, which require retrospective application. Amounts previously reported as minority interest liability are presented as noncontrolling interest within total shareholders’ investment and amounts previously reported as minority interest expense are shown as net income attributable to noncontrolling interest in the accompanying condensed consolidated financial statements. The adoption did not have a material affect on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires disclosures of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 161 in the first quarter of 2009 and as a result have included enhanced disclosures for derivative instruments and hedging activities in the accompanying condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP FAS 142-3 on January 4, 2009, which had no affect on our condensed consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets similar to our current SFAS No. 157, “Fair Value

KADANT INC.

Results of Operations (continued)

Measurements,” disclosures. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the potential impact of the adoption of FSP 132(R)-1 on our financial statement disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 (FSP 115-2 and 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the changes associated with the adoption of FSP 115-2 and 124-2 to have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the fair value disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” regarding the fair value of financial instruments to be included in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and requires additional disclosure from that currently required.

In April 2009, the FASB issued FSP No. 157-4 (FSP 157-4), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the changes associated with the adoption of FSP 157-4 to have a material effect on our condensed consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $90.0 million at April 4, 2009, compared with $98.0 million at January 3, 2009. Included in working capital are cash and cash equivalents of $46.9 million at April 4, 2009, compared with $40.1 million at January 3, 2009. At April 4, 2009, $39.5 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2009

          Our operating activities provided cash of $13.8 million in the first quarter of 2009 primarily related to our continuing operations. The cash provided by our continuing operations in the first quarter of 2009 primarily resulted from a decrease in accounts receivable of $17.3 million and a decrease in inventories of $9.0 million. These sources of cash in 2009 were offset in part by uses of cash from a decrease in accounts payable of $6.5 million and a decrease in other current liabilities of $6.1 million.  The decreases in accounts receivable and accounts payable were primarily associated with our stock-preparation equipment product line in North America. In addition, the shipment of a large order in our stock-preparation equipment product line to Vietnam contributed to decreases in customer deposits and inventory.

Our investing activities used cash of $1.1 million in the first quarter of 2009 related entirely to our continuing operations. We used cash of $1.2 million in the first quarter of 2009 to purchase property, plant, and equipment.

 Our financing activities used cash of $4.6 million in the first quarter of 2009 related entirely to our continuing operations. We used cash of $18.2 million in the first quarter of 2009 to pay off our outstanding short- and long-term obligations and we used cash of $3.3 million to repurchase our common stock on the open market. We received $17.0 million of proceeds from the issuance of long-term obligations.

First Quarter 2008

              Our operating activities provided cash of $6.3 million in the first quarter of 2008 related primarily to our continuing operations. The cash provided by our continuing operations in the first quarter of 2008 was primarily due to income from

KADANT INC.

Liquidity and Capital Resources (continued)

continuing operations of $5.2 million, a decrease in accounts receivable of $8.3 million, and a non-cash charge of $1.9 million for depreciation and amortization expense. These sources of cash in the first quarter of 2008 were offset in part by a decrease in other current liabilities of $5.6 million and an increase in inventories of $4.5 million. The decrease in other current liabilities of $5.6 million was primarily due to a decrease of $4.1 million in accrued payroll and employee benefits primarily related to incentive payments made in the first quarter of 2008.

Our investing activities used cash of $1.9 million in the first quarter of 2008 related entirely to our continuing operations. We used cash of $1.6 million to purchase property, plant, and equipment and $1.2 million of cash associated with the acquisition of Jining Huayi Light Industry Machinery Co., Ltd. We received cash of $0.9 million from the sale of property, plant, and equipment.

Our financing activities used cash of $9.9 million in the first quarter of 2008 related entirely to our continuing operations. We used cash of $26.0 million in the first quarter of 2008 to pay off our outstanding long term obligations and we used cash of $12.0 million to repurchase our common stock on the open market. We received $28.0 million of proceeds from the issuance of long-term obligations.

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of April 4, 2009, the outstanding balance borrowed under the 2008 Credit Agreement was $38.0 million. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of April 4, 2009, we had $33.5 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

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

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 4, 2009, we were in compliance with these covenants. Our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the 2008 Credit Agreement, is a factor used in the consolidated leverage and fixed charge ratios. Based on our projected EBITDA for 2009, we expect to repay approximately $25 to $30 million of our debt obligations in the latter half of 2009 to stay in compliance with these financial covenants.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of April 4, 2009, the remaining balance on the 2006 Commercial Real Estate Loan was $8.6 million.

Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of

KADANT INC.

Liquidity and Capital Resources (continued)

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

Kadant Jining, Loan, and Credit Facilities

On January 28, 2008, our Kadant Jining subsidiary borrowed 40 million Chinese renminbi, or approximately $5.9 million at the April 4, 2009 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3.5 million, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2.4 million, on January 28, 2011.

On July 30, 2008, Kadant Jining and our Kadant Yanzhou subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.6 million at the April 4, 2009 exchange rate, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.2 million at the April 4, 2009 exchange rate. The 2008 Facilities have a term of 364 days and are renewable annually on or before July 30 at the discretion of the lender. As of April 4, 2009, Kadant Jining had borrowed $1.7 million under the 2008 Facilities.

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we will receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of April 4, 2009, we hedged $23.6 million, or 44%, of our outstanding debt through interest rate swap agreements, which had an unrealized loss of $2.0 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On May 5, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from May 5, 2008 through May 5, 2009. We purchased 1,353,107 shares for $30.0 million in 2008 under this authorization. On October 22, 2008, our board of directors approved the repurchase by us of up to an additional $30 million of our equity securities during the period from October 22, 2008 through October 22, 2009. As of April 4, 2009, we had repurchased 494,493 shares of our common stock for $5.9 million and have $24.1 million remaining under this authorization. Repurchases under this authorization may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through April 4, 2009, we have not provided for U.S. income taxes on approximately $99.6 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $5.8 million.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At April 4, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $6.9 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

KADANT INC.

Liquidity and Capital Resources (continued)

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At April 4, 2009, the accrued warranty costs for Composites LLC were $2.1 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $2 to $3 million during the remainder of 2009 for property, plant, and equipment.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2008 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the SEC.

Item 4 – Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2009. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 4, 2009, our Chief Executive Officer and Chief Financial Officer concluded that as of April 4, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)       Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We have been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes, which plaintiffs claim exceed $50 million. On March 14, 2008, we, Composites LLC, and the other co-defendant filed motions to dismiss all counts in the complaint. On November 19, 2008, the Court dismissed the complaint in its entirety, including all claims against us, Composites LLC, and the other co-defendant. On December 4, 2008, the plaintiffs sought to vacate this order of dismissal in order to amend their complaint, and this motion was denied without prejudice by the Court on January 12, 2009. On January 27, 2009, the plaintiffs renewed their motion to vacate the order of dismissal in order to amend their complaint, which motion was opposed by the Company on February 10, 2009 and denied by the Court on March 3, 2009. On March 27, 2009, the plaintiffs filed an amended notice of appeal, clarifying an earlier notice and seeking to challenge the Court’s dismissal on November 19, 2008 and the Court’s denial on March 3, 2009. On April 16, 2009, the Court formally opened the plaintiffs’ appeal and on April 23, 2009, the defendants moved to dismiss as untimely that portion of the plaintiffs’ appeal seeking to challenge the November 19, 2008 dismissal. The Court has yet to schedule a hearing on the plaintiffs’ appeal or defendants' partial motion to dismiss. We intend to defend against this action vigorously, but there is no assurance we will prevail in such defense. We could incur significant costs to defend this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on our condensed consolidated financial results. We have not made an accrual related to this litigation as we believe that an adverse outcome is not probable and estimable at this time.

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

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the worldwide economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. Recently, worldwide equity and credit markets have been experiencing extreme volatility and disruption and the markets in which we sell our products, both globally and locally, are experiencing severe economic downturns, the lengths of which are difficult to predict. This global uncertainty and turmoil and the recession in many economies have adversely affected demand for our customers’ products, as well as for our products, especially our capital equipment products. Our stock-preparation equipment product line has been particularly affected since it contains a higher proportion of capital products than our other product lines. The slowing of demand as consumer and economic activity declines results in reduced demand for paper and board products. This reduced demand has resulted in an overcapacity situation in many grades of paper, particularly linerboard, in most regions of the world, which adversely affects our capital business. In addition, paper producers are lowering their production rates, which adversely impacts the sales of our products, including parts and consumables. Also, the crisis affecting financial institutions has caused, and is likely to continue to cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and results in their inability to fund projects, capacity expansion plans and, to some extent, routine operations. We expect these factors to particularly affect planned or proposed projects in developing economies in Eastern Europe and Russia, which have recently been a source of significant capital expansion projects for both our stock-preparation and fluid-handling systems and equipment product lines. These conditions have resulted in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which adversely affect our business, revenue, and profitability.
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

KADANT INC.

Paper companies have curtailed their capital and operating spending in the current economic environment and will likely be cautious about resuming spending, if and when market conditions improve. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. For example, in China, the worsening economic conditions have resulted in an oversupply of linerboard as demand has fallen with the reduction in exports to the U.S. and other countries. Major paper producers in that country have curtailed production to address the oversupply and announced delays or cancellations of several new paper machines used to produce linerboard. Several large projects in Asia and Russia have been cancelled or delayed by several quarters or into 2010. These cancellations and delays have caused us to lower our expectations of revenues and earnings per share for the 2009 fiscal year and may negatively impact us in future years as well. Our financial performance for 2009 and potentially longer will be negatively impacted if there are additional delays in customers securing financing or our customers become unable to secure such financing. In addition, the ability to accurately forecast revenues and earnings per share is extremely difficult in the current economic environment.
Certain of our contracts, particularly for stock-preparation and systems orders, require us to provide a standby letter of credit to a customer as beneficiary to guarantee our warranty and performance obligations under the contract. One of our customers has indicated its intention to draw upon all of the outstanding standby letters of credit, which total $5.8 million. These letters of credit were issued to secure our warranty and performance obligations under multiple contracts with that customer and we believe that the reasons for the draws are principally unrelated to our warranty and performance obligations. We have and intend to continue to vigorously oppose these draws and any other potential claims and may incur significant legal expenses in the process, and if we are unsuccessful we could incur a significant expense that would adversely affect our financial results. In addition, due to this dispute we currently have poor relations with this customer, and unless they improve, the loss of this customer could negatively affect our future revenues.

 A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China, which exposes us to political, economic, operational and other risks.

         We have historically had significant revenues from China, operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled, or the customers do not fulfill their obligations under the contract, prior to the receipt of a letter of credit covering the remaining balance of the contract. Typically, the letter of credit represents 80% or more of the total order.
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

During the first quarters of 2009 and 2008, approximately 63% and 59% of our sales, respectively, were to customers outside the United States, principally in China and Europe. In addition, we operate several manufacturing operations worldwide, including those in Asia, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

KADANT INC.

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

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by the volatile conditions in the financial markets, worldwide economic downturns, and worsening economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. For example, two of our customers in North America, Smurfit-Stone Container Corporation and Abitibi Bowater Inc., recently filed for bankruptcy protection, which will adversely affect our revenues and ability to collect on certain receivables, among other things. Any adverse changes to the soundness of our suppliers or customers may adversely affect our cash flow, profitability and financial condition.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $38 million outstanding under the 2008 Credit Agreement as of April 4, 2009 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

Our indebtedness could have negative consequences, including:
–	increasing our vulnerability to adverse economic and industry conditions,
–	limiting our ability to obtain additional financing,
–	limiting our ability to pay dividends on or to repurchase our capital stock,
–	limiting our ability to complete a merger or an acquisition,
–	limiting our ability to acquire new products and technologies through acquisitions or licensing agreements, and
–	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, we hedged $23.6 million, or 44%, of our outstanding floating rate debt as of April 4, 2009 through interest rate swap agreements. The unrealized loss associated with these swap agreements was $2.0 million as of April 4, 2009. This unrealized loss represents the estimated amount that the swap agreements could be settled for. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default including failure to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.

KADANT INC.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. The 2008 Credit Agreement includes certain financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. Our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the 2008 Credit Agreement, is a factor used in these ratios. As of April 4, 2009, we were in compliance with these covenants. Based on our projected EBITDA for 2009, we expect to repay approximately $25 to $30 million of our debt obligations in the latter half of 2009 to stay in compliance with these financial covenants. A default under our 2008 Credit Agreement would have significant negative consequences on our current operations, our swap agreements, and our future ability to fund our operations and grow our business. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets. We may not be able to obtain additional financing or refinance existing debt or sell assets on terms acceptable to us or at all.

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

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (Buyer). Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date (Retained Liabilities), and, jointly and severally with its parent company Kadant Inc., agreed to indemnify the Buyer against losses caused to the Buyer arising from claims associated with the Retained Liabilities. Pursuant to the asset purchase agreement, the indemnification obligation was contractually limited to approximately $8.9 million. On May 1, 2009, the Buyer sold the business to a third party and pursuant to the second amendment to the asset purchase agreement, among other matters,

KADANT INC.

the new buyer was included as an indemnified party and the indemnification obligation was lowered to $8.4 million. All activity related to this business is classified in the results of the discontinued operation in our condensed consolidated financial statements.
Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. We are now co-defendants in a purported consumer class action, together with Composites LLC and another defendant, arising from these warranty claims, in which the plaintiffs claim that such damages exceed $50 million. See Part II, Item 1, “Legal Proceedings” for further information. We could incur substantial costs to defend ourselves and the Buyer under our indemnification obligations in this lawsuit and a judgment or a settlement of the claims against the defendants could have a material adverse impact on our condensed consolidated financial results. Creditors or other claimants against Composites LLC may seek other parties, including us, against whom to assert claims. While we believe any such asserted or possible claims against us or the Buyer would be without merit, the cost of litigation and the outcome, if we were unable to successfully defend such claims, could adversely affect our condensed consolidated financial results.

An increase in the accrual for warranty costs of the discontinued operation adversely affects our condensed consolidated financial results.

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of April 4, 2009 represents the low end of the estimated range of warranty costs required to be recorded under SFAS No. 5, “Accounting for Contingencies” based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

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

KADANT INC.

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

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the first quarter of 2009:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
1/4/09 – 1/31/09	–	–	–	$27,003,554
2/1/09 – 2/29/09	–	–	–	$27,003,554
3/1/09 – 4/4/09	289,800	$9.98	289,800	$24,112,548
Total:	289,800	$9.98	289,800

(1)
On October 22, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from October 22, 2008 through October 22, 2009. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of April 4, 2009, we had repurchased 494,493 shares of our common stock for $5.9 million under this authorization.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May, 2009.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1
Second Amendment dated as of May 1, 2009 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, Kadant Composites LLC, a Delaware limited liability company and a subsidiary of the Registrant, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation and parent company of LDI Composites Co.

10.1*	Form of Performance-Based Restricted Stock Unit Agreement between the Registrant and its executive officers used for restricted stock unit awards granted on and after March 3, 2009.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.