Form 10-Q
period 2009-07-04
KADANT INC
filed 2009-08-12
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009

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

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2009
Common Stock, $.01 par value	12,269,997

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	July 4,	January 3,
(In thousands)	2009	2009

Current Assets:
Cash and cash equivalents	$27,066	$40,139
Accounts receivable, less allowances of $2,481 and $2,985	35,557	54,517
Inventories (Note 4)	42,066	55,762
Unbilled contract costs and fees	10,909	9,631
Other current assets	8,981	16,434
Assets of discontinued operation	510	524
Total Current Assets	125,089	177,007

Property, Plant, and Equipment, at Cost	103,458	103,225
Less: accumulated depreciation and amortization	61,963	61,587
	41,495	41,638

Other Assets	43,470	43,242

Goodwill	96,749	95,030

Total Assets	$306,803	$356,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	July 4,	January 3,
(In thousands, except share amounts)	2009	2009

Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$4,018	$3,289
Accounts payable	14,543	24,212
Accrued payroll and employee benefits	9,637	14,475
Customer deposits	7,492	11,747
Other current liabilities	23,096	22,840
Liabilities of discontinued operation	2,427	2,427
Total Current Liabilities	61,213	78,990

Other Long-Term Liabilities	27,619	31,412

Long-Term Obligations (Note 6)	25,346	52,122

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	93,969	92,916
Retained earnings	148,464	152,548
Treasury stock at cost, 2,354,162 and 2,074,362 shares	(49,388)	(46,707)
Accumulated other comprehensive items (Note 2)	(2,113)	(6,188)
Total Kadant Shareholders’ Investment	191,078	192,715
Noncontrolling interest	1,547	1,678
Total Shareholders’ Investment	192,625	194,393

Total Liabilities and Shareholders’ Investment	$306,803	$356,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	July 4,	June 28,
(In thousands, except per share amounts)	2009	2008

Revenues	$50,132	$92,406

Costs and Operating Expenses:
Cost of revenues	29,348	53,843
Selling, general, and administrative expenses	19,248	26,924
Research and development expenses	1,722	1,497
Restructuring costs	1,013	–
	51,331	82,264

Operating (Loss) Income	(1,199)	10,142

Interest Income	92	511
Interest Expense	(507)	(640)

(Loss) Income from Continuing Operations Before Income Tax (Benefit) Provision	(1,614)	10,013
Income Tax (Benefit) Provision	(398)	2,977

(Loss) Income from Continuing Operations	(1,216)	7,036
Loss from Discontinued Operation (net of income tax benefit of $2 and $2)	(5)	(5)

Net (Loss) Income	(1,221)	7,031

Net Loss (Income) Attributable to Noncontrolling Interest	28	(143)

Net (Loss) Income Attributable to Kadant	$(1,193)	$6,888

Amounts Attributable to Kadant:
(Loss) Income from Continuing Operations	$(1,188)	$6,893
Loss from Discontinued Operation	(5)	(5)
Net (Loss) Income Attributable to Kadant	$(1,193)	$6,888

(Loss) Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$(.10)	$.50
Diluted	$(.10)	$.50

(Loss) Earnings per Share Attributable to Kadant (Note 3):
Basic	$(.10)	$.50
Diluted	$(.10)	$.50

Weighted Average Shares (Note 3):
Basic	12,265	13,703

Diluted	12,265	13,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Operations
(Unaudited)

	Six Months Ended
	July 4,	June 28,
(In thousands, except per share amounts)	2009	2008

Revenues	$115,089	$178,270

Costs and Operating Expenses:
Cost of revenues	69,665	105,647
Selling, general, and administrative expenses	41,453	52,293
Research and development expenses	3,192	3,105
Restructuring costs and other income, net	1,770	(473)
	116,080	160,572

Operating (Loss) Income	(991)	17,698

Interest Income	299	1,052
Interest Expense	(1,320)	(1,235)

(Loss) Income from Continuing Operations Before Provision for Income Taxes	(2,012)	17,515
Provision for Income Taxes	2,066	5,265

(Loss) Income from Continuing Operations	(4,078)	12,250
Loss from Discontinued Operation (net of income tax benefit of $5 and $5)	(9)	(9)

Net (Loss) Income	(4,087)	12,241

Net Loss (Income) Attributable to Noncontrolling Interest	3	(240)

Net (Loss) Income Attributable to Kadant	$(4,084)	$12,001

Amounts Attributable to Kadant:
(Loss) Income from Continuing Operations	$(4,075)	$12,010
Loss from Discontinued Operation	(9)	(9)
Net (Loss) Income Attributable to Kadant	$(4,084)	$12,001

(Loss) Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$(.33)	$.86
Diluted	$(.33)	$.85

(Loss) Earnings per Share Attributable to Kadant (Note 3):
Basic	$(.33)	$.86
Diluted	$(.33)	$.85

Weighted Average Shares (Note 3):
Basic	12,386	13,935

Diluted	12,386	14,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 4,	June 28,
(In thousands)	2009	2008

Operating Activities:
Net (loss) income attributable to Kadant	$(4,084)	$12,001
Net (loss) income attributable to noncontrolling interest	(3)	240
Loss from discontinued operation	9	9
(Loss) income from continuing operations	(4,078)	12,250
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,719	3,776
Stock-based compensation expense	1,308	1,576
Provision for losses on accounts receivable	499	382
Gain on the sale of property, plant, and equipment	(6)	(652)
Other, net	(2,595)	(268)
Changes in current accounts, net of effects of acquisition:
Accounts receivable	18,750	(3,653)
Unbilled contract costs and fees	(1,080)	8,314
Inventories	13,769	(8,704)
Other current assets	7,176	(224)
Accounts payable	(9,593)	2,270
Other current liabilities	(9,282)	(4,124)
Net cash provided by continuing operations	18,587	10,943
Net cash provided by (used in) discontinued operation	5	(25)
Net cash provided by operating activities	18,592	10,918

Investing Activities:
Purchases of property, plant, and equipment	(2,040)	(3,149)
Acquisition consideration	(1,135)	(2,119)
Proceeds from sale of property, plant, and equipment	37	923
Other, net	–	6
Net cash used in continuing operations for investing activities	(3,138)	(4,339)

Financing Activities:
Proceeds from issuance of long-term obligations	19,000	37,000
Repayments of long-term obligations	(45,035)	(35,099)
Purchases of Company common stock	(3,722)	(18,855)
Proceeds from issuances of Company common stock	–	1,237
Other, net	5	(609)
Net cash used in continuing operations for financing activities	(29,752)	(16,326)

Exchange Rate Effect on Cash and Cash Equivalents	1,225	2,081

Change in Cash from Discontinued Operation	–	1

Decrease in Cash and Cash Equivalents	(13,073)	(7,665)
Cash and Cash Equivalents at Beginning of Period	40,139	61,553
Cash and Cash Equivalents at End of Period	$27,066	$53,888

Non-cash Financing Activities:
Issuance of Company common stock	$78	$244

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at July 4, 2009, and its results of operations for the three- and six-month periods ended July 4, 2009 and June 28, 2008 and cash flows for the six-month periods ended July 4, 2009 and June 28, 2008. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of January 3, 2009, has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed with the Securities and Exchange Commission on March 10, 2009.

Certain prior-period amounts have been reclassified to conform to the 2009 presentation, including the adoption of a new accounting standard. See Note 16 for further information.

The Company has evaluated all subsequent events through August 12, 2009, the date these financial statements were issued.

2.	Comprehensive Income (Loss)

Comprehensive income (loss) attributable to Kadant combines net (loss) income, other comprehensive items, and comprehensive loss attributable to noncontrolling interest. Other comprehensive items represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service loss associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive income (loss)  attributable to Kadant are as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008

Net (Loss) Income	$(1,221)	$7,031	$(4,087)	$12,241

Other Comprehensive Items:
Foreign Currency Translation Adjustment	8,308	21	4,051	7,895
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $97 and $118 in the three and six months ended July 4, 2009, respectively, and $62 and $116 in the three and six months ended June 28, 2008, respectively)	(174)	(118)	(215)	(213)
Deferred Gain on Hedging Instruments (net of income tax of $49 and ($49) in both the three and six months ended July 4, 2009, respectively, and $297 and $358 in the three and six months ended June 28, 2008, respectively)	316	415	251	653
	8,450	318	4,087	8,335
Comprehensive Income	7,229	7,349	–	20,576
Comprehensive Loss Attributable to Noncontrolling Interest	(54)	(140)	(9)	(366)
Comprehensive Income (Loss) Attributable to Kadant	$7,175	$7,209	$(9)	$20,210

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	(Loss) Earnings per Share

Basic and diluted (loss) earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands, except per share amounts)	2009	2008	2009	2008

Amounts Attributable to Kadant:
(Loss) Income from Continuing Operations	$(1,188)	$6,893	$(4,075)	$12,010
Loss from Discontinued Operation	(5)	(5)	(9)	(9)
Net (Loss) Income	$(1,193)	$6,888	$(4,084)	$12,001

Basic Weighted Average Shares	12,265	13,703	12,386	13,935
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	–	119	–	113
Diluted Weighted Average Shares	12,265	13,822	12,386	14,048

Basic (Loss) Earnings per Share:
Continuing Operations	$(.10)	$.50	$(.33)	$.86
Discontinued Operation	–	–	–	–
Net (Loss) Income	$(.10)	$.50	$(.33)	$.86

Diluted (Loss) Earnings per Share:
Continuing Operations	$(.10)	$.50	$(.33)	$.85
Discontinued Operation	–	–	–	–
Net (Loss) Income	$(.10)	$.50	$(.33)	$.85

Options to purchase approximately 41,200 and 54,800 shares of our common stock for the second quarters of 2009 and 2008, respectively, and 58,500 and 55,100 shares of our common stock for the first six months of 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive. In addition, the dilutive effect of restricted stock units totaling 63,400 and 38,300 shares of common stock was not included in the computation of diluted (loss) earnings per share in the three- and six-month periods ended July 4, 2009, respectively, as the effect would have been anti-dilutive.

4.	Inventories

The components of inventories are as follows:

	July 4,	January 3,
(In thousands)	2009	2009
Raw Materials and Supplies	$18,859	$21,687
Work in Process	6,877	16,230
Finished Goods	16,330	17,845
	$42,066	$55,762

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Income Taxes

The provision for income taxes was $2,066,000 and $5,265,000 in the first six months of 2009 and 2008, respectively. The provision for income taxes in the first six months of 2009 included income tax expense of $1,216,000 associated primarily with earnings from the Company’s foreign operations and income tax expense of $850,000 associated with applying a valuation allowance to certain foreign deferred tax assets. The effective tax rate of (103)% in the first six months of 2009 is primarily due to the valuation allowance we established in the first six months of 2009 for certain foreign deferred tax assets; and the tax impact of the full valuation allowance we established for certain U.S. deferred tax assets as a result of our accumulated loss position in the U.S. and the uncertainty of profitability in future periods. Our effective tax rate in future periods will be impacted by the geographic distribution of earnings.

6.	Short- and Long-Term Obligations

Short- and Long-term Obligations

Short- and Long-term obligations are as follows:

	July 4,	January 3,
(In thousands)	2009	2009

Revolving Credit Facility	$15,000	$38,000
Variable Rate Term Loan, due from 2009 to 2016	8,500	8,750
Variable Rate Term Loan, due from 2010 to 2011	5,864	5,872
Short-Term Obligation under Kadant Jining Credit Facilities	–	2,789
Total Short- and Long-Term Obligations	29,364	55,411
Less: Short-Term Obligations and Current Maturities	(4,018)	(3,289)
Long-Term Obligations, less Current Maturities	$25,346	$52,122

The weighted average interest rate for long-term obligations was 4.95% as of July 4, 2009.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of July 4, 2009, the outstanding balance on the 2008 Credit Agreement was $15,000,000 and the Company had $53,205,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

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

The 2008 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of July 4, 2009, the Company was in compliance with these covenants. Our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the 2008 Credit Agreement, is a factor used in the consolidated leverage and fixed charge ratios. The Company expects to stay in compliance with these financial covenants during the remainder of 2009; however, this is largely dependent on its ability to meet its EBITDA targets and take other potential actions, such as repaying a portion of its debt obligations, as needed to stay in compliance with the covenants. In addition, the Company may seek to renegotiate certain terms of its 2008 Credit Agreement or seek waivers from compliance with these financial covenants, both of which could result in increased borrowing costs and fees.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. As of July 4, 2009, the remaining balance on the 2006 Commercial Real Estate Loan was $8,500,000.

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

Kadant Jining Loan and Credit Facilities

On January 28, 2008, the Company’s Kadant Jining subsidiary (Kadant Jining) borrowed 40 million Chinese renminbi, or approximately $5,864,000 at the July 4, 2009 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3,518,000, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2,346,000, on January 28, 2011.

On July 30, 2008, Kadant Jining and the Company’s Kadant Yanzhou subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6,597,000 at the July 4, 2009 exchange rate, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2,199,000 Facilities at the July 4, 2009 exchange rate. The 2008 Facilities have a term of 364 days and are renewable annually on or before July 30 at the discretion of the lender. As of July 4, 2009, there were no borrowings outstanding under the 2008 Facilities.

KADANT

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

The changes in the carrying amount of the Company’s product warranties included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Six Months Ended
(In thousands)	July 4, 2009

Balance at Beginning of Period	$3,671
Provision (income) charged to expense	(303)
Usage	(1,015)
Currency translation	22
Balance at End of Period	$2,375

See Note 17 for warranty information related to the discontinued operation.

8.	Restructuring Costs and Other Income, Net

2008 Restructuring Plan

In 2008, the Company initiated a 2008 Restructuring Plan that consisted of severance and associated costs related to the reduction of 329 full-time positions in China, North America, Latin America, and Europe, all at its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on current and projected order volumes, especially in its stock-preparation equipment product line. The Company recorded additional restructuring costs, which consisted of severance and associated costs of $157,000, in the first six months of 2009 associated with its 2008 Restructuring Plan.

2009 Restructuring Plan

The Company recorded restructuring costs of $1,613,000 in the first six months of 2009 associated with its 2009 Restructuring Plan, which consisted of severance and associated costs related to the reduction of 78 full-time positions in China, the U.S., and Europe, all at its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the continued weak economic environment.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Restructuring Costs and Other Income, Net (continued)

A summary of the changes in accrued restructuring costs, of which $1,809,000 is included in other current liabilities and $551,000 is included in other long-term liabilities as of July 4, 2009 in the accompanying condensed consolidated balance sheet, is as follows:

(In thousands)	Severance Costs

2008 Restructuring Plan
Balance at January 3, 2009	$2,872
Provision	34
Payments	(544)
Currency translation	(3)
Balance at April 4, 2009	2,359
Provision	123
Payments	(539)
Currency translation	5
Balance at July 4, 2009	$1,948

2009 Restructuring Plan
Balance at January 3, 2009	$–
Provision	723
Payments	(380)
Currency translation	4
Balance at April 4, 2009	347
Provision	890
Payments	(842)
Currency translation	17
Balance at July 4, 2009	$412

 The Company expects to pay the remaining accrued restructuring costs as follows: $1,809,000 in 2009 and $551,000 from 2010 to 2015.

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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008

Revenues:
Papermaking Systems	$47,995	$90,453	$109,982	$173,711
Other	2,137	1,953	5,107	4,559
	$50,132	$92,406	$115,089	$178,270

(Loss) Income from Continuing Operations Before Income Tax (Benefit) Provision:
Papermaking Systems	$700	$14,740	$3,582	$25,618
Corporate and Other (a)	(1,899)	(4,598)	(4,573)	(7,920)
Total Operating (Loss) Income	(1,199)	10,142	(991)	17,698
Interest Expense, Net	(415)	(129)	(1,021)	(183)
	$(1,614)	$10,013	$(2,012)	$17,515

Capital Expenditures:
Papermaking Systems	$743	$1,282	$1,855	$2,707
Corporate and Other	140	257	185	442
	$883	$1,539	$2,040	$3,149

(a)	Corporate primarily includes general and administrative expenses.

10.	Stock-Based Compensation

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

Performance-Based Restricted Stock Units

On March 3, 2009, the Company granted to certain officers of the Company performance-based RSUs, which represent, in aggregate, the right to receive 92,500 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $8.47 per share. The RSUs will cliff vest in their entirety on the last day of the Company’s 2011 fiscal year, provided that certain performance criteria are met and the officer remains employed by the Company through the vesting date. The target RSU amount is subject to adjustment based on the achievement of a specified EBITDA target generated from continuing operations for the 2009 fiscal year and is forfeited is actual EBITDA is below 50% of the target EBITDA for the 2009 fiscal year. As of July 4, 2009, no compensation expense had been recognized related to these RSUs as the Company does not anticipate that the performance criteria will be met.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company recognizes compensation expense associated with performance-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $441,000 and $566,000 was recognized in the second quarters of 2009 and 2008, respectively, and $931,000 and $986,000 was recognized in the first six months of 2009 and 2008, respectively, associated with performance-based RSUs granted prior to 2009. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,350,000 at July 4, 2009, and will be recognized over a weighted average period of 1.0 years.

Time-Based Restricted Stock Units

The Company granted time-based RSUs in prior periods to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $124,000 and $127,000 was recognized in the second quarters of 2009 and 2008, respectively, and $230,000 and $240,000 was recognized in the first six months of 2009 and 2008, respectively, associated with time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $982,000 as of July 4, 2009, and will be recognized over a weighted average period of 2.2 years.

A summary of the changes in the Company’s unvested RSUs for the six months ended July 4, 2009 is as follows:
	Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested RSUs at January 3, 2009	294	$27.05
Granted	153	$8.23
Vested	(10)	$7.85
Forfeited / Expired	(42)	$24.53
Unvested RSUs at July 4, 2009	395	$20.53

11.	Employee Benefit Plans

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

The components of the net periodic benefit cost (income) for the pension benefits and other benefits plans in the three-and six-month periods ended July 4, 2009 and June 28, 2008 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	July 4, 2009		June 28, 2008
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$205	$35	$187	$22
Interest cost	330	64	301	64
Expected return on plan assets	(324)	–	(364)	–
Recognized net actuarial loss	124	2	18	–
Amortization of prior service cost (income)	14	(90)	14	(199)
Net periodic benefit cost (income)	$349	$11	$156	$(113)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	6.25%	6.20%	6.00%	5.90%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

	Six Months Ended		Six Months Ended
(In thousands)	July 4, 2009		June 28, 2008
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$410	$70	$403	$43
Interest cost	660	124	598	127
Expected return on plan assets	(648)	–	(732)	–
Recognized net actuarial loss	248	2	29	–
Amortization of prior service cost (income)	28	(273)	28	(397)
Net periodic benefit cost (income)	$698	$(77)	$326	$(227)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	6.25%	6.15%	6.00%	5.90%
Expected long-term return on plan assets	8.50%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

The Company recognized a curtailment gain of $278,000 in the three-month period ending July 4, 2009 associated with the reduction of 11 full-time positions in the U.S.

The Company made cash contributions of $2,400,000 to the Kadant Web Systems noncontributory defined benefit retirement plan in the first six months of 2009 and expects to make cash contributions of $1,200,000 per quarter over the remainder of 2009. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than the funding of current benefit payments are expected in 2009.

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

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the 3-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreases to $10,000,000 on December 31, 2010, and $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a 3-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company will receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. The fair values for these instruments as of July 4, 2009 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.      Derivatives (continued)

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as a hedge are recorded currently in earnings. The Company recognized a gain of $57,000 and a loss of $550,000 in the three- and six-month periods ending July 4, 2009, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as a hedge.

    The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet as of July 4, 2009:

(In thousands)	Balance Sheet Location	Asset (Liability)	Notional Amount (a)

Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$80	$3,695
Derivatives in a Liability Position:
Interest rate swap agreements	Other Long-Term Liabilities	$(1,756)	$23,500

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(16)	$872

(a) The total notional amount is indicative of the level of the Company’s derivative activity during the second quarter of 2009.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended July 4, 2009:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 3, 2009	$1,800	$(151)	$1,649
(Loss) Gain Reclassified to Earnings (a)	(279)	109	(170)
Gain Recognized in OCI	(70)	(11)	(81)
Unrealized loss (gain), net of tax, at July 4, 2009	$1,451	$(53)	$1,398

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of operations.

As of July 4, 2009, $538,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months .

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (SFAS 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 4, 2009:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Forward currency-exchange contracts	$–	$80	$–	$80
Liabilities:
Forward currency-exchange contracts	$–	$16	$–	$16
Interest rate swap agreements	$–	$1,756	$–	$1,756

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2009. The Company’s financial assets and liabilities carried at fair value comprise derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange prices at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

14.	Letters of Credit

Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary. One of the Company’s customers indicated its intention to draw upon all outstanding standby letters of credit issued to the customer as beneficiary to secure warranty and performance obligations under multiple contracts. The Company believes the attempted draws by the customer in the first six months of 2009 are for reasons unrelated to the Company’s warranty and performance obligations and the Company has opposed and intends to continue to vigorously oppose such actions. As of July 4, 2009, the customer had submitted draws against standby letters of credit totaling $2,270,000 and the Company has obtained preliminary injunctions against payment to the customer. The outstanding standby letters of credit to this customer, including those that the Company has obtained preliminary injunctions against payment, total $5,845,000.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Pending Litigation

The Company has been named as a co-defendant, together with the Company’s Kadant Composites LLC subsidiary (Composites LLC) and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the District Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes. The District Court dismissed the complaint against all defendants in its entirety on November 19, 2008. The plaintiffs have appealed the District Court’s dismissal to the U.S. First Circuit Court of Appeals (Court of Appeals). The Court of Appeals has yet to schedule a hearing on the plaintiffs’ appeal. The Company intends to defend against this action vigorously, but there is no assurance the Company will prevail in such defense or that additional lawsuits asserting similar claims will not be filed against the Company. The Company could incur significant costs to defend this lawsuit or similar lawsuits and a judgment or a settlement of such claims could have a material adverse impact on the Company’s condensed consolidated financial results. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). This FSP amends the other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 115-2 and 124-2 on July 4, 2009, which had no effect on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). This FSP requires the fair value disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” regarding the fair value of financial instruments to be included in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and requires additional disclosure from that previously required. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, which had no effect on its condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.	Recent Accounting Pronouncements (continued)

            In April 2009, the FASB issued FSP No. 157- 4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157- 4). FSP 157- 4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157- 4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157- 4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157- 4 in the second quarter of 2009, which had no effect on its condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the second quarter of 2009, which had no effect on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). Upon its effective date, the “FASB Accounting Standards Codification,” or the Codification, will become the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification will have no impact on the Company’s financial position or results of operations.

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

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Composites LLC records the minimum amount of the potential range of loss for products under warranty in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). As of July 4, 2009, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

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

Overview

Company Background

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Pulp and Papermaking Systems (Papermaking Systems), and a separate product line, Fiber-based Products, reported in Other Business. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking and paper recycling industries. We have a large customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business, and which have traditionally been less susceptible to the cyclical trends in the paper industry.

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

Other Business

Our other business consists of our Fiber-based Products business that produces biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

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

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owners of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. As of July 4, 2009, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments known to be entered against it in litigation, if any.

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

International Sales

During the first six months of both 2009 and 2008, approximately 60% of our sales were to customers outside the United States, principally in Asia and Europe. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

KADANT INC.

Overview (continued)

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The worldwide economic downturn continues to negatively impact paper producers. In response to the economic slowdown, paper producers have taken numerous steps to control operating costs including closing factories, increasing downtime at paper mills, deferring maintenance and upgrades, and delaying or canceling projects. Revenues in all of our product lines within our papermaking systems segment in the first six months of 2009 were negatively impacted, which resulted in a $63.7 million, or 37%, decrease in revenues in this segment in the first six months of 2009 compared to the first six months of 2008. A significant factor contributing to this decrease was the slowdown in China, where there is more linerboard capacity than needed to meet demand. There were also significant declines in North America, where paper companies have curtailed production, closed mills and shut down paper machines. In addition, fluid-handling revenues declined significantly, partly due to lower energy costs.

In response to this difficult environment, we have taken a number of steps to optimize our business structure and maximize internal efficiencies, which include integrating multiple operations in a region, merging our sales teams in certain markets, and reducing the number of employees in certain locations. In addition, we continue to concentrate our efforts on several initiatives intended to improve our operating results, including: increasing aftermarket sales, delivering products and technical solutions that provide our customers with a good return on their investments through energy-savings and fiber-yield improvements, penetrating existing markets where we see opportunity, and increasing our use of low-cost manufacturing bases. We also continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

For 2009, we expect GAAP (generally accepted accounting principles) revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation, as follows: For the third quarter of 2009, we expect to report a diluted loss per share of $.28 to $.30 from continuing operations, on revenues of $46 to $48 million. This includes $.14 of incremental tax provision and $.04 of estimated restructuring costs. For 2009, we expect to report a diluted loss per share of $.60 to $.65 from continuing operations, on revenues of $210 to $220 million, revised from our previous guidance of diluted loss per share of $.55 to $.65, on revenues of $220 to $230 million. The full year guidance includes $.37 of incremental tax provision and $.15 of estimated restructuring costs. The incremental tax provision is associated with the valuation allowance established for certain U.S. and foreign deferred tax assets as a result of our cumulative loss position in the U.S. and certain foreign tax jurisdictions.

KADANT INC.

Results of Operations

Second Quarter 2009 Compared With Second Quarter 2008

The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2009 and 2008. The results of operations for the fiscal quarter ended July 4, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	July 4,	June 28,
	2009	2008

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	59	58
Selling, general, and administrative expenses	38	29
Research and development expenses	3	2
Restructuring costs	2	–
	102	89

Operating (Loss) Income	(2)	11

Interest Income	–	1
Interest Expense	(1)	(1)

(Loss) Income from Continuing Operations Before Income Tax (Benefit) Provision	(3)	11
Income Tax (Benefit) Provision	(1)	4

(Loss) Income from Continuing Operations	(2)	7
Loss from Discontinued Operation	–	–

Net (Loss) Income	(2)%	7%

Revenues

Revenues decreased to $50.1 million in the second quarter of 2009 from $92.4 million in the second quarter of 2008, a decrease of $42.3 million, or 46%. Revenues in the second quarter of 2009 include a $4.2 million, or 5%, decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues decreased $38.1 million, or 41%, in the second quarter of 2009 due to a decrease in revenues in all of our major product lines as our customers continued to take steps to control operating costs including increasing downtime at paper mills and delaying or canceling projects. Excluding the effects of currency translation, the largest revenue declines in the second quarter of 2009 were in our stock-preparation equipment product line, which decreased $20.0 million, or 54%, and our fluid-handling product line, which decreased $11.5 million, or 41%.

KADANT INC.

Results of Operations (continued)

Revenues for the second quarters of 2009 and 2008 from our Papermaking Systems segment and our other businesses are as follows:

	Three Months Ended
	July 4,	June 28,
(In thousands)	2009	2008

Revenues:
Papermaking Systems	$47,995	$90,453
Other Business	2,137	1,953
	$50,132	$92,406

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased to $48.0 million in the second quarter of 2009 from $90.4 million in the second quarter of 2008, a decrease of $42.4 million, or 47%. Revenues in the 2009 period include a $4.2 million, or 5%, decrease from the unfavorable effects of currency translation.

Other Business. Revenues from the Fiber-based Products business increased $0.1 million, or 9%, to $2.1 million in the second quarter of 2009 from $2.0 million in the second quarter of 2008 primarily due to stronger sales of Biodac™, our line of biodegradable granular products.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2009 and 2008, and the changes in revenues by product line between the second quarters of 2009 and 2008 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how our management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Decrease Excluding Effect of
(In millions)	July 4, 2009	June 28, 2008	Decrease	Currency Translation

Product Line:
Stock-Preparation Equipment	$16.4	$37.3	$(20.9)	$(20.0)
Fluid-Handling	15.1	28.0	(12.9)	(11.5)
Accessories	10.9	16.8	(5.9)	(4.6)
Water-Management	5.2	7.7	(2.5)	(2.0)
Other	0.4	0.6	(0.2)	(0.1)
	$48.0	$90.4	$(42.4)	$(38.2)

Revenues from the segment’s stock-preparation equipment product line decreased $20.9 million, or 56%, in the second quarter of 2009 compared to the second quarter of 2008, including a $0.9 million, or 2%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock preparation equipment product line decreased $20.0 million, or 54%, primarily due to an $8.1 million, or 56%, decrease in stock-preparation equipment sales in North America, a $7.1 million, or 65%, decrease in stock-preparation equipment sales in China, and a $4.8 million, or 41%, decrease in stock-preparation equipment sales in Europe. These significant decreases were due to a reduction in orders as major manufacturers cancelled or postponed projects due to the current economic environment. We expect to continue to see declines in stock-preparation equipment sales in the third quarter of 2009.

KADANT INC.

Results of Operations (continued)

Revenues from the segment’s fluid-handling product line decreased $12.9 million, or 46%, in the second quarter of 2009 compared to the second quarter of 2008, including a $1.4 million, or 5%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line decreased $11.5 million, or 41%, primarily due to a decrease in revenues in Europe, and to a lesser extent, North America and China, as customers curtailed production and reduced their order volumes.

Revenues from the segment’s accessories product line decreased $5.9 million, or 35%, in the second quarter of 2009 compared to the second quarter of 2008, including a $1.3 million, or 7%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line decreased $4.6 million, or 28%, primarily due to decreased demand in North America and Europe due to significantly lower demand in the current economic environment.

Revenues from the segment’s water-management product line decreased $2.5 million, or 33%, in the second quarter of 2009 compared to the second quarter of 2008, including a $0.5 million, or 7%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water management product line decreased $2.0 million, or 26%, primarily due to a decrease in capital sales in North America.

Gross Profit Margin

Gross profit margins for the second quarters of 2009 and 2008 are as follows:

	Three Months Ended
	July 4,	June 28,
	2009	2008

Gross Profit Margin:
Papermaking Systems	41%	42%
Other Business	45	29
	41%	42%

Gross profit margin decreased to 41% in the second quarter of 2009 from 42% in the second quarter of 2008.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 41% in the second quarter of 2009 from 42% in the second quarter of 2008. This decrease was primarily due to lower margins in our water-management product line due to the underabsorption of overhead costs given reduced order volumes. We are in the process of consolidating our water-management manufacturing facility into our facilities in Massachusetts and Mexico and we expect to continue to see reduced margins in this product line until this consolidation is completed in the fourth quarter of 2009. In addition, an increase in the gross profit margin in our stock preparation equipment product line due to a more favorable product mix and cost reductions was offset by decreases in the gross profit margins in our fluid handling and accessories product lines.

Other Business. The gross profit margin in our Fiber-based Products business increased to 45% in the second quarter of 2009 from 29% in the second quarter of 2008 primarily due to the lower cost of natural gas.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues increased to 38% in the second quarter of 2009 from 29% in the second quarter of 2008. Selling, general, and administrative expenses decreased $7.7 million, or 29%, to $19.2 million in the second quarter of 2009 from $26.9 million in the second quarter of 2008. This decrease includes a $1.5 million decrease from the favorable effect of foreign currency translation and a $6.2 million net decrease primarily due to expense reductions throughout the Company, including our recent restructuring efforts that reduced the number of employees and merged our sales forces in certain markets.

KADANT INC.

Results of Operations (continued)

Total stock-based compensation expense was $0.6 million and $0.8 million in the second quarters of 2009 and 2008, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. As of July 4, 2009, unrecognized compensation cost related to restricted stock units was approximately $2.4 million, which will be recognized over a weighted average period of 1.4 years.

Research and development expenses increased $0.2 million to $1.7 million in the second quarter of 2009 compared to $1.5 million in the second quarter of 2008 and represented 3% and 2% of revenues in the second quarter of 2009 and 2008, respectively.

Restructuring Costs

We recorded restructuring costs of $1.0 million in the second quarter of 2009, consisting of severance and associated charges primarily related to the reduction of 35 full-time positions in the U.S., Europe, and China in the Papermaking Systems segment. We estimate annualized savings of $1.4 million in cost of revenues and $1.0 million in selling, general, and administrative expenses from the 2009 restructuring actions. We expect to incur an additional $1.0 million in restructuring costs during the remainder of 2009.

Interest Income

Interest income decreased $0.4 million, or 82%, to $0.1 million in the second quarter of 2009 from $0.5 million in the second quarter of 2008 due to lower average interest rates and, to a lesser extent, lower average invested balances in the 2009 period.

Interest Expense

Interest expense decreased $0.1 million, or 21%, to $0.5 million in the second quarter of 2009 from $0.6 million in the second quarter of 2008 primarily due to lower average borrowing rates and to a lesser extent, lower average outstanding borrowings during the second quarter of 2009 compared to the second quarter of 2008.

Income Tax (Benefit) Provision

Our income tax benefit of $0.4 million in the second quarter of 2009 was primarily due to tax benefits associated with our foreign operations.

(Loss) Income from Continuing Operations

Loss from continuing operations was $1.2 million in the second quarter of 2009 compared to income from continuing operations of $7.0 million in the second quarter of 2008. The decrease in the 2009 period was primarily due to a decrease in operating income of $11.3 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $5 thousand in both the second quarters of 2009 and 2008.

As of July 4, 2009, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans. This rule expands current disclosures of defined benefit pension and postretirement plan assets to include information regarding the fair value measurements of plan assets similar to our current SFAS No. 157, “Fair Value Measurements,” disclosures. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the potential impact of the adoption of FSP 132(R)-1 on our financial statement disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). This FSP amends the other-than-temporary impairment guidance for certain debt securities and will require the investor to assess the likelihood of selling the debt security prior to recovery of its cost basis. If an investor is able to meet the criteria to assert that it does not intend to sell the debt security and more likely than not will not be required to sell the debt security before its anticipated recovery, impairment charges related to credit losses would be recognized in earnings whereas impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 115-2 and 124-2 on July 4, 2009, which had no effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). This FSP requires the fair value disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” regarding the fair value of financial instruments to be included in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and requires additional disclosure from that previously required. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, which had no effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 157- 4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157- 4). FSP 157- 4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157- 4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157- 4 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 157- 4 in the second quarter of 2009, which had no effect on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 in the second quarter of 2009, which had no effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168). Upon its effective date, the “FASB Accounting Standards Codification,” or the Codification, will become the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification will have no impact on our financial position or results of operations.

KADANT INC.

Results of Operations (continued)

First Six Months 2009 Compared With First Six Months 2008

The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues from continuing operations for the first six months of 2009 and 2008. The results of operations for the first six months of 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	July 4,	June 28,
	2009	2008

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	60	59
Selling, general, and administrative expenses	36	29
Research and development expenses	3	2
Restructuring costs and other income, net	2	–
	101	90

Operating (Loss) Income	(1)	10

Interest Income	–	1
Interest Expense	(1)	(1)

(Loss) Income from Continuing Operations Before Provision for Income Taxes	(2)	10
Provision for Income Taxes	2	3

(Loss) Income from Continuing Operations	(4)	7
Loss from Discontinued Operation	–	–

Net (Loss) Income	(4)%	7%

Revenues

Revenues decreased to $115.1 million in the first six months of 2009 from $178.3 million in the first six months of 2008, a decrease of $63.2 million, or 35%. Revenues in the first six months of 2009 include an $11.2 million, or 6%, decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues decreased $52.0 million, or 29%, in the first six months of 2009 due to a decrease in revenues in all of our major product lines as our customers continued to take steps to control operating costs including increasing downtime at paper mills and delaying or canceling projects. Excluding the effects of currency translation, the largest revenue declines in the first six months of 2009 were in our stock-preparation equipment product line, which decreased $24.2 million, or 33%, and our fluid-handling product line, which decreased $16.3 million, or 32%.

    Revenues for the first six months of 2009 and 2008 from our Papermaking Systems segment and our other business are as follows:

	Six Months Ended
	July 4,	June 28,
(In thousands)	2009	2008

Revenues:
Papermaking Systems	$109,982	$173,711
Other Business	5,107	4,559
	$115,089	$178,270

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased to $110.0 million in the first six months of 2009 from $173.7 million in the first six months of 2008, a decrease of $63.7 million, or 37%. Revenues in the first six months of 2009 include an $11.2 million, or 6%, decrease from the unfavorable effects of currency translation.

Other Business. Revenues from our Fiber-based Products business increased to $5.1 million in the first six months of 2009 from $4.6 million in the first six months of 2008, an increase of $0.5 million, or 12%.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2009 and 2008, and the changes in revenues by product line between the first six months of 2009 and 2008 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts the Company’s performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Six Months Ended		Decrease Excluding Effect of
(In millions)	July 4, 2009	June 28, 2008	Decrease	Currency Translation

Product Line:
Stock-Preparation Equipment	$45.6	$73.5	$(27.9)	$(24.2)
Fluid-Handling	30.9	50.6	(19.7)	(16.3)
Accessories	22.4	32.6	(10.2)	(7.2)
Water-Management	10.3	15.7	(5.4)	(4.6)
Other	0.8	1.3	(0.5)	(0.2)
	$110.0	$173.7	$(63.7)	$(52.5)

Revenues from the segment’s stock-preparation equipment product line decreased $27.9 million, or 38%, in the first six months of 2009 compared to the first six months of 2008, including a $3.7 million, or 5%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment line decreased $24.2 million, or 33%, due primarily to an $18.3 million, or 79%, decrease in stock-preparation equipment sales in China, and a $13.7 million, or 50%, decrease in stock-preparation equipment sales in North America. These significant decreases were due to a reduction in orders as major manufacturers cancelled or postponed projects due to the current economic environment. Partially offsetting the decreases in revenues in the first six months of 2009 was an increase of $7.8 million, or 34%, in stock-preparation equipment sales at our European operation primarily due to a large capital equipment project in Vietnam. We expect to continue to see declines in stock-preparation equipment sales in the third quarter of 2009.

Revenues from the segment’s fluid-handling product line decreased $19.7 million, or 39%, in the first six months of 2009 compared to the first six months of 2008, including a $3.4 million, or 7%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line decreased $16.3 million, or 32%, due to a decrease in revenues in Europe and, to a lesser extent, China and North America due to significantly lower demand in the current economic environment.

Revenues from the segment’s accessories product line decreased $10.2 million, or 31%, in the first six months of 2009 compared to the first six months of 2008, including a $3.0 million, or 9%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line decreased $7.2 million, or 22%, primarily due to decreased demand in North America and, to a lesser extent, Europe as customers curtailed production and reduced their order volumes.

KADANT INC.

Results of Operations (continued)

Revenues from the segment’s water-management product line decreased $5.4 million, or 35%, in the first six months of 2009 compared to the first six months of 2008, including a $0.8 million, or 6%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line decreased $4.6 million, or 29%, primarily due to a decrease in capital sales in North America and Europe.

Gross Profit Margin

Gross profit margins for the first six months of 2009 and 2008 are as follows:

	Six Months Ended
	July 4,	June 28,
	2009	2008

Gross Profit Margin:
Papermaking Systems	40%	41%
Other Business	39	35
	39%	41%

Gross profit margin decreased to 39% in the first six months of 2009 from 41% in the first six months of 2008.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 40% in the first six months of 2009 from 41% in the first six months of 2008. This decrease was primarily due to lower margins in our water-management product line due to the underabsorption of overhead costs given reduced order volumes. We are in the process of consolidating our water-management manufacturing facility into our facilities in Massachusetts and Mexico and we expect to continue to see reduced margins in this product line until this consolidation is completed in the fourth quarter of 2009.

Other Business. The gross profit margin in our Fiber-based Products business increased to 39% in the first six months of 2009 from 35% in the first six months of 2008, primarily due to the lower cost of natural gas.

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues increased to 36% in the first six months of 2009 from 29% in the first six months of 2008. Selling, general, and administrative expenses decreased $10.8 million, or 21%, to $41.5 million in the first six months of 2009 from $52.3 million in the first six months of 2008. This decrease includes a $3.2 million decrease from the favorable effect of foreign currency translation and a $7.6 million net decrease primarily due to expense reductions throughout the Company, including our recent restructuring efforts that reduced the number of employees and merged our sales forces in certain markets.

Total stock-based compensation expense was $1.3 million and $1.6 million in the first six months of 2009 and 2008, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. As of July 4, 2009, unrecognized compensation cost related to restricted stock units was approximately $2.4 million, which will be recognized over a weighted average period of 1.4 years.

Research and development expenses increased $0.1 million to $3.2 million in the first six months of 2009 compared to $3.1 million in the first six months of 2008 and represented 3% and 2% of revenues in the first six months of 2009 and 2008, respectively.

KADANT INC.

Results of Operations (continued)

Restructuring Costs and Other Income, Net

We recorded restructuring costs of $1.8 million in the first six months of 2009, consisting of severance and associated charges primarily related to the reduction of 78 full-time positions in the U.S., China, and Europe. We expect to incur an additional $1.0 million in restructuring costs during the remainder of 2009. We recorded net other income and restructuring costs of $0.5 million in the first six months of 2008. Other income in 2008 consisted of a pre-tax gain of $0.6 million resulting from the sale of real estate in France for $0.7 million in cash offset by severance charges of $0.1 million related to the closure of a facility in Sweden that resulted in the reduction of 3 full-time positions. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income decreased $0.8 million, or 72%, to $0.3 million in the first six months of 2009 from $1.1 million in the first six months of 2008 due to lower average invested balances and, to a lesser extent, lower average interest rates in the 2009 period.

Interest Expense

Interest expense increased $0.1 million, or 7%, to $1.3 million in the first six months of 2009 from $1.2 million in the first six months of 2008 primarily due to higher average borrowing rates during the first six months of 2009 compared to the first six months of 2008.

Provision for Income Taxes

Our provision for income taxes in the first six months of 2009 included a $1.2 million tax provision associated primarily with earnings from our foreign operations and a $0.9 million tax provision associated with applying a valuation allowance to certain foreign deferred tax assets. The effective tax rate of (103)% in the first six months of 2009 is primarily due to the valuation allowance we established in the first six months of 2009 for certain foreign deferred tax assets; and the tax impact of the full valuation allowance we established for certain U.S. deferred tax assets as a result of our accumulated loss position in the U.S. and the uncertainty of profitability in future periods. Our effective tax rate in future periods will be impacted by the geographic distribution of earnings.

(Loss) Income from Continuing Operations

Loss from continuing operations was $4.1 million in the first six months of 2009 compared to income from continuing operations of $12.3 million in the first six months of 2008. The decrease in the 2009 period was primarily due to a decrease in operating income of $18.7 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $9 thousand in both the first six months of 2009 and 2008.

As of July 4, 2009, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

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

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $63.9 million at July 4, 2009, compared with $98.0 million at January 3, 2009. Included in working capital are cash and cash equivalents of $27.1 million at July 4, 2009, compared with $40.1 million at January 3, 2009. At July 4, 2009, $25.9 million of cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2009

Our operating activities provided cash of $18.6 million in the first six months of 2009 primarily related to our continuing operations. The cash provided by our continuing operations in the first six months of 2009 primarily resulted from a decrease in accounts receivable of $18.8 million and a decrease in inventories of $13.8 million. These sources of cash in 2009 were offset in part by uses of cash from a decrease in accounts payable of $9.6 million and a decrease in other current liabilities of $9.3 million.  The decreases in accounts receivable and accounts payable were primarily associated with our stock-preparation equipment product line in North America. In addition, the shipment of a large order in our stock-preparation equipment product line to Vietnam contributed to decreases in other current liabilities and inventory.

Our investing activities used cash of $3.1 million in the first six months of 2009 related entirely to our continuing operations. We used cash of $2.0 million in the first six months of 2009 to purchase property, plant, and equipment and $0.9 million of cash for additional consideration associated with the Kadant Johnson Inc. acquisition.

Our financing activities used cash of $29.8 million in the first six months of 2009 related entirely to our continuing operations. We repaid $45.0 million and received cash proceeds of $19.0 million under our outstanding short- and long-term obligations. In addition, we used cash of $3.7 million in the first six months of 2009 to repurchase our common stock on the open market.

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

Our investing activities used cash of $4.3 million in the first six months of 2008 related entirely to our continuing operations. We used cash of $3.1 million to purchase property, plant, and equipment, $1.2 million of cash for additional consideration associated with the asset acquisition of Jining Huayi Light Industry Machinery Co., Ltd. (Kadant Jining acquisition), and $0.9 million of cash for additional consideration associated with the Kadant Johnson Inc. acquisition. Offsetting these uses of cash was $0.9 million received from the sale of property, plant, and equipment.

Our financing activities used cash of $16.3 million in the first six months of 2008 related entirely to our continuing operations. We received cash proceeds of $37.0 million and repaid $35.1 million under a revolving credit facility. In addition, we used cash of $18.9 million to repurchase our common stock on the open market.

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of July 4, 2009, the outstanding balance borrowed under the 2008 Credit Agreement was $15.0 million. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of July 4, 2009, we had $53.2 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

KADANT INC.

Liquidity and Capital Resources (continued)

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

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of July 4, 2009, we were in compliance with these covenants. Our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the 2008 Credit Agreement, is a factor used in the consolidated leverage and fixed charge ratios. We expect to stay in compliance with these financial covenants during the remainder of 2009; however, this is largely dependent on our ability to meet our EBITDA targets and take other potential actions, such as repaying a portion of our debt obligations, as needed to stay in compliance with the covenants. A default under our 2008 Credit Agreement would have significant negative consequences on our current operations, our swap agreements, and our future ability to fund our operations and grow our business. We may seek to renegotiate certain terms of our 2008 Credit Agreement or seek waivers from compliance with these financial covenants, both of which could result in additional borrowing costs and fees. Further, there can be no assurance that our lenders would amend such terms or grant such waivers.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of July 4, 2009, the remaining balance on the 2006 Commercial Real Estate Loan was $8.5 million.

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

Kadant Jining Loan and Credit Facilities

On January 28, 2008, our Kadant Jining subsidiary borrowed 40 million Chinese renminbi, or approximately $5.9 million at the July 4, 2009 exchange rate (2008 Kadant Jining Loan). Principal on the 2008 Kadant Jining Loan is due as follows: 24 million Chinese renminbi, or approximately $3.5 million, on January 28, 2010 and 16 million Chinese renminbi, or approximately $2.4 million, on January 28, 2011.

On July 30, 2008, Kadant Jining and our Kadant Yanzhou subsidiary (Kadant Yanzhou) each entered into a short-term credit line facility agreement (2008 Facilities) that would allow Kadant Jining to borrow up to an aggregate principal amount of 45 million Chinese renminbi, or approximately $6.6 million at the July 4, 2009 exchange rate, and Kadant Yanzhou to borrow up to an aggregate principal amount of 15 million Chinese renminbi, or approximately $2.2 million at the July 4, 2009 exchange rate. The 2008 Facilities have a term of 364 days and are renewable annually on or before July 30 at the discretion of the lender. As of July 4, 2009, there were no borrowings outstanding under the 2008 Facilities.

KADANT INC.

Liquidity and Capital Resources (continued)

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of July 4, 2009, we hedged $23.5 million, or 80%, of our outstanding debt through interest rate swap agreements, which had an unrealized loss of $1.8 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On October 22, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from October 22, 2008 through October 22, 2009. As of July 4, 2009, we had repurchased 494,493 shares of our common stock for $5.9 million and have $24.1 million remaining under this authorization. Repurchases under this authorization may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans.

In the second quarter of 2009, we implemented a one-time cash repatriation plan to use cash from our foreign subsidiaries to repay a portion of our outstanding debt obligations in the U.S. and China in the second and third quarters of 2009. As a result, we repatriated $29.2 million of cash to the U.S. by the end of the second quarter of 2009 and expect to repatriate approximately $8.7 million of cash by the end of the third quarter of 2009. It is our intention to reinvest indefinitely the remaining earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through July 4, 2009, we have not provided for U.S. income taxes on approximately $58.6 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $1.0 million.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 4, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $7.4 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At July 4, 2009, the accrued warranty costs for Composites LLC were $2.1 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $0.8 million during the remainder of 2009 for property, plant, and equipment.

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

Item 4 – Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2009. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 4, 2009, our Chief Executive Officer and Chief Financial Officer concluded that as of July 4, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We have been named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the District Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purports to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it seeks compensatory damages and punitive damages under various state consumer protection statutes. The District Court dismissed the complaint against all defendants in its entirety on November 19, 2008. The plaintiffs have appealed the District Court’s dismissal to the U.S. First Circuit Court of Appeals (Court of Appeals). The Court of Appeals has yet to schedule a hearing on the plaintiffs’ appeal. We intend to defend against this action vigorously, but there is no assurance we will prevail in such defense or that additional lawsuits asserting similar claims will not be filed against us. We could incur significant costs to defend this lawsuit or similar lawsuits and a judgment or a settlement of such claims could have a material adverse impact on our condensed consolidated financial results. We have not made an accrual related to this litigation as we believe that an adverse outcome is not probable and estimable at this time.

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

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the worldwide economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. Since the third quarter of 2008, worldwide equity and credit markets have been experiencing extreme volatility and disruption and the markets in which we sell our products, both globally and locally, are experiencing severe economic downturns, the lengths of which are difficult to predict. This global uncertainty and turmoil and the recession in many economies have adversely affected demand for our customers’ products, as well as for our products, especially our capital equipment products. Our stock-preparation equipment product line has been particularly affected since it contains a higher proportion of capital products than our other product lines. The slowing of demand as consumer and economic activity declines results in reduced demand for paper and board products. This reduced demand has resulted in an overcapacity situation in many grades of paper, particularly linerboard, in most regions of the world, which adversely affects our capital business. In addition, paper producers are lowering their production rates, which adversely impacts the sales of our products, including parts and consumables. Also, the crisis affecting financial institutions has caused, and is likely to continue to cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and results in their inability to fund projects, capacity expansion plans and, to some extent, routine operations. We expect these factors to particularly affect planned or proposed projects in developing economies in Eastern Europe and Russia, which have recently been a source of significant capital expansion projects for both our stock-preparation and fluid-handling systems and equipment product lines. These conditions have resulted in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which adversely affect our business, revenue, and profitability.
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
Paper companies have curtailed their capital and operating spending in the current economic environment and will likely be cautious about resuming spending, if and when market conditions improve. As paper companies consolidate in response to market weakness, they frequently reduce capacity and postpone or even cancel capacity addition or expansion projects. For example, in China, the worsening economic conditions have resulted in an oversupply of linerboard as demand has fallen with the reduction in exports to the U.S. and other countries. Major paper producers in that country have curtailed production to address the oversupply and announced delays or cancellations of several new paper machines used to produce linerboard. Several large projects in Asia and Russia have been cancelled or delayed until later in 2009 or into 2010. These cancellations and delays have caused us to lower our expectations of revenues and earnings per share for the 2009 fiscal year and may negatively impact us in future years as well. Our financial performance for 2009 and potentially longer will be negatively impacted if there are additional delays in customers securing financing or our customers become unable to secure such financing. In addition, it is extremely difficult to accurately forecast our revenues and earnings per share in the current economic environment.
Certain of our contracts, particularly for stock-preparation and systems orders, require us to provide a standby letter of credit to a customer as beneficiary to guarantee our warranty and performance obligations under the contract. One of our customers has indicated its intention to draw upon all of the outstanding standby letters of credit, which total $5.8 million. These letters of credit were issued to secure our warranty and performance obligations under multiple contracts with that customer and we believe that the reasons for the draws are principally unrelated to our warranty and performance obligations. We have opposed, and intend to continue to vigorously oppose, these draws and any other potential claims and may incur significant legal expenses in the process, and if we are unsuccessful we could incur a significant expense that would adversely affect our financial results. In addition, due to this dispute we currently have poor relations with this customer, and unless they improve, the loss of business from this customer could negatively affect our future revenues.

KADANT INC.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $15 million outstanding under the 2008 Credit Agreement as of July 4, 2009 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. To reduce the exposure to floating rates, we hedged $23.5 million, or 80%, of our outstanding floating rate debt as of July 4, 2009 through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.8 million as of July 4, 2009. This unrealized loss represents the estimated amount that the swap agreements could be settled for. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default including failure to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. The 2008 Credit Agreement includes certain financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. Our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the 2008 Credit Agreement, is a factor used in these ratios. As of July 4, 2009, we were in compliance with these covenants. Our failure to comply with these covenants may result in an event of default under the 2008 Credit Agreement, the swap agreements, and the other credit facilities, and would have significant negative consequences on our current operations and our future ability to fund our operations and grow our business. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets. We may seek to renegotiate certain terms of our 2008 Credit Agreement or seek waivers from compliance with these financial covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would amend such terms or grant such waivers or that we would be able to obtain additional financing, or refinance other existing debt on terms acceptable to us or at all.

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

We are also required to meet specified financial covenants under the terms of our 2008 Credit Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as currency exchange rates, interest rates, changes in technology, and changes in the level of competition.
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

We have undertaken various restructuring measures in response to changing market conditions in the countries in which we operate and in the pulp and paper industry in general, which have affected our business. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our results of operations. In addition, it is extremely difficult to accurately forecast our financial performance in the current economic environment, and the efforts we make to align our cost structure may not be sufficient or able to keep pace with rapidly changing business conditions. Our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

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

During both the first six months of 2009 and 2008, approximately 60% of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in Asia, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by the volatile conditions in the financial markets, worldwide economic downturns, and worsening economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. For example, two of our customers in North America, Smurfit-Stone Container Corporation and Abitibi Bowater Inc., filed for bankruptcy protection in the first quarter of 2009, which will adversely affect our revenues and ability to collect on certain receivables, among other things. Any adverse changes to the soundness of our suppliers or customers may adversely affect our cash flow, profitability and financial condition.

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

On October 21, 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to LDI Composites Co. (Buyer). Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date (Retained Liabilities), and, jointly and severally with its parent company Kadant Inc., agreed to indemnify the Buyer against losses caused to the Buyer arising from claims associated with the Retained Liabilities. Pursuant to the asset purchase agreement, the indemnification obligation was contractually limited to approximately $8.9 million. On May 1, 2009, the Buyer sold the business to a third party and pursuant to the second amendment to the asset purchase agreement, among other matters, the new buyer was included as an indemnified party and the indemnification obligation was lowered to $8.4 million. All activity related to this business is classified in the results of the discontinued operation in our condensed consolidated financial statements.
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

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of July 4, 2009 represents the low end of the estimated range of warranty costs required to be recorded under SFAS No. 5, “Accounting for Contingencies” based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

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

Our fiber-based products business is subject to a number of factors that may adversely influence its profitability, including dependence on a few suppliers of raw materials and fluctuations in the costs of natural gas.

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
We use natural gas, the price of which is subject to fluctuation, in the production of our fiber-based granular products. We seek to manage our exposure to natural gas price fluctuations by entering into short-term forward contracts to purchase specified quantities of natural gas from a supplier. We may not be able to effectively manage our exposure to natural gas price fluctuations. Higher costs of natural gas would adversely affect our consolidated results if we were unable to effectively manage our exposure or pass these costs on to customers in the form of surcharges.

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

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the second quarter of 2009:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
4/5/09 – 4/30/09	–	–	–	$24,112,548
5/1/09 – 5/31/09	–	–	–	$24,112,548
6/1/09 – 7/4/09	–	–	–	$24,112,548
Total:	–	–	–

(1)
On October 22, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from October 22, 2008 through October 22, 2009. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. As of July 4, 2009, we had repurchased 494,493 shares of our common stock for $5.9 million under this authorization.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 27, 2009, at the annual meeting of stockholders, the stockholders re-elected two incumbent directors and ratified the selection of our independent registered public accounting firm for the 2009 fiscal year. Dr. John K. Allen and Mr. Francis L. McKone were elected to the class of directors whose three-year term expires at our annual meeting of stockholders in 2012. Dr. Allen received 11,132,568 shares voted in favor of his election and 570,647 shares withheld. Mr. McKone received 11,368,652 shares voted in favor of his election and 334,563 shares withheld.

At the annual meeting, stockholders also ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the 2009 fiscal year. The proposal received 11,659,035 shares voted in favor of approval, 31,113 shares voted against, 13,063 shares abstained, and no broker non-votes.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August, 2009.

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