Form 10-K
period 2010-01-02
KADANT INC
filed 2010-03-16
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of July 4, 2009, was approximately $128,876,000.

As of February 19, 2010, the Registrant had 12,404,938 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended January 2, 2010

Kadant Inc.	2009 Annual Report

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

Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

In addition, prior to its sale in 2005, our Kadant Composites LLC subsidiary (Composites LLC) operated a composite building products business, which is presented as a discontinued operation in the accompanying consolidated financial statements.

Kadant Inc.	2009 Annual Report

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

Fluid-handling systems and equipment

We develop, manufacture and market rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles and food. Our principal fluid-handling systems include:

–	Rotary joints: Our mechanical devices, used with rotating shafts, allow the transfer of pressurized fluid from a stationary source into and out of rotating machinery for heating, cooling, or the transfer of fluid power.
–	Syphons: Our devices, installed primarily inside the rotating cylinders of paper machines, are used to force steam out of the drying cylinders through rotary joints located on either end once it has cooled into a liquid state.
–

Turbulator tube® bars: Our steel or stainless steel axial bars, installed on the inside of cylinders, are used to induce turbulence in the condensate layer to improve the uniformity and rate of heat transfer of the cylinders.

–	Engineered steam and condensate systems: Our steam systems control the flow of steam from the boiler to the paper drying cylinders, collect condensed steam, and return it to the boiler to improve energy-efficiency during the paper drying process.

Paper machine accessory equipment

We develop, manufacture, and market a wide range of doctoring systems and related consumables that continuously clean papermaking rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, and application of coatings;

Kadant Inc.	2009 Annual Report

and profiling systems that control moisture, web curl, and gloss during paper production. Our principal paper machine accessory products include:

–	Doctor systems and holders: Our doctor systems clean papermaking rolls to maintain the efficient operation of paper machines by placing a blade against the roll at a constant and uniform pressure. A doctor system consists of the structure supporting the blade and the blade holder. A large paper machine may have as many as 100 doctor systems.
–	Profiling systems: We offer profiling systems that control moisture, web curl, and gloss during paper production.
–	Doctor blades: We manufacture doctor and scraper blades made of a variety of materials including metal, bi-metal, or synthetic materials that perform a variety of functions including cleaning, creping, web removal, or the application of coatings. A typical doctor blade has a life ranging from eight hours to two months, depending on the application.

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

Discontinued Operation

In 2005, Composites LLC sold substantially all of its assets to LDI Composites Co. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007*. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business.

All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

*	Unless otherwise noted, references to 2009, 2008, and 2007 in this Annual Report on Form 10-K are for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

Kadant Inc.	2009 Annual Report

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

Our research and development expenses from continuing operations were $5.6 million, $6.2 million, and $6.0 million in 2009, 2008, and 2007, respectively.

Raw Materials

Raw materials, components, and supplies for our significant products are available either from a number of different suppliers or from alternative sources that we believe could be developed without a material adverse effect on our business.

The raw material used in the manufacture of our fiber-based granules is obtained from two paper recycling mills. Although we believe that our relationships with the mills are good, the mills may not continue to supply sufficient raw material. From time to time, we have experienced some difficulty in obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supplier for this raw material.

Patents, Licenses, and Trademarks

We protect our intellectual property rights by applying for and obtaining patents when appropriate. We also rely on technical know-how, trade secrets, and trademarks to maintain our competitive position. We also enter into license agreements with others to grant and/or receive rights to patents and know-how.

Papermaking Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2010 to 2029. No particular patent, or related group of patents, is so important that its expiration or loss would significantly affect our operations. From time to time, we enter into licenses of products with other companies that serve the pulp, papermaking, converting, and paper recycling industries.

Other Business

We currently hold several U.S. patents, expiring on various dates ranging from 2015 to 2026, related to various aspects of the processing of fiber-based granules and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets. We also have foreign counterparts to certain of these U.S. patents in Canada. No particular patent, or related group of patents, is so important that its expiration or loss would significantly affect our operations.

Seasonal Influences

Papermaking Systems

There are no material seasonal influences on this segment’s sales of products and services.

Kadant Inc.	2009 Annual Report

Other Business

Our fiber-based granular products business experiences fluctuations in sales, usually in the third and fourth quarters, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

No single customer accounted for more than 10% of our consolidated revenues or more than 10% of the Papermaking Systems segment’s revenues in any of the past three years. During 2009, 2008, and 2007, approximately 59%, 61%, and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and China.

Backlog

Our backlog of firm orders for the Papermaking Systems segment was $60.0 million and $64.6 million at year-end 2009 and 2008, respectively. We anticipate that substantially all of the backlog at January 2, 2010 will be shipped or completed during the next 12 months. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

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

We are a leading supplier of stock-preparation equipment used for the preparation of recycled and virgin fibers in the production of recycled paper. Several major competitors supply various pieces of equipment for this process. Our principal competitors in this market are Voith Paper GmbH, Groupe Laperriere & Verrault Inc., Metso Corporation, and Maschinenfabrik Andritz AG. We compete in this market primarily on the basis of technical expertise, price, and product innovation. Other competitors specialize in segments within the white- and brown-paper markets.

We are a leading supplier of fluid-handling systems and equipment, offering global sales and service, application expertise, and an extensive rotary joint product line. There are numerous competitors in this market, including Deublin Company, Barco Company, Christian Maier GmbH & Co. KG, and Duff-Norton Company. In addition, we compete with numerous local competitors. We generally compete in this market based on process knowledge, technical competence, price, and product and service quality.

We are a leading supplier of specialty accessory equipment for paper machines. Our principal global competitors in this market are Joh. Clouth GmbH & Co. KG and Metso Corporation. Because of the high capital cost of paper machines and the role of our accessories in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, price, and performance.

In our water-management product line, various competitors exist in the formation, shower and fabric-conditioning systems, and filtration systems markets. Principal competitors are IBS-Paper Performance Group in formation, shower and fabric-conditioning systems and Asten/Johnson Foils in formation tables. In addition, a variety of smaller companies compete within the shower and fabric-conditioning systems and filtration systems

Kadant Inc.	2009 Annual Report

markets. In each of these markets, we generally compete on the basis of process knowledge, application experience, product quality, price, and service.

Environmental Protection Regulations

We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of January 2, 2010, we had approximately 1,600 employees worldwide.

Financial Information

Financial information concerning our segment and product lines is summarized in Note 12 to the consolidated financial statements, which begin on page F-1 of this Report.

Financial information about exports by domestic operations and about foreign operations is summarized in Note 12 to the consolidated financial statements, which begin on page F-1 of this Report.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge through our website at www.kadant.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to these Reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We are not including the information contained in our website as part of this Report nor are we incorporating the information on our website into this Report by reference.

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2010:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
William A. Rainville	68	Chairman of the Board (1991)
Jonathan W. Painter	51	President and Chief Executive Officer (1997)
Eric T. Langevin	47	Executive Vice President and Chief Operating Officer (2006)
Thomas M. O’Brien	58	Executive Vice President and Chief Financial Officer (1994)
Jeffrey L. Powell	51	Senior Vice President, Fiberline (2009)
Sandra L. Lambert	54	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	48	Vice President, Finance and Chief Accounting Officer (2002)

Mr. Rainville has been chairman of our board since 2001 and a member of our board of directors since 1992. He served as our president through August 31, 2009 and as our chief executive officer through January 2, 2010, positions he held since our incorporation in 1991. Prior to our spin-off in 2001, Mr. Rainville also held

Kadant Inc.	2009 Annual Report

various managerial positions with Thermo Electron, including chief operating officer, recycling and resource recovery, a position he held since 1998, and for more than five years prior to that, senior vice president. Prior to joining Thermo Electron, Mr. Rainville held positions at Drott Manufacturing, Paper Industry Engineering, and Sterling Pulp and Paper.

Mr. Painter has been our chief executive officer and a director since January 3, 2010 and our president since September 1, 2009. Between 1997 and September 2009, Mr. Painter served as an executive vice president and since March 2007 had supervisory responsibility for our stock-preparation equipment and fiber-based products businesses. He served as president of our composite building products business from 2001 until its sale in 2005. He also served as our treasurer and the treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter held various managerial positions with us and Thermo Electron.

Mr. Langevin has been an executive vice president and our chief operating officer since January 3, 2010. Prior to January 2010, Mr. Langevin had been a senior vice president since March 2007 and had supervisory responsibility for our paperline business, consisting of our paper machine accessory equipment, fluid-handling, and water-management systems product lines. He served as vice president, with responsibility for our paper machine accessory equipment and water-management systems product lines, from 2006 to 2007. From 2001 to 2006, Mr. Langevin was president of our Kadant Web Systems Inc. subsidiary and before that served as its senior vice president and vice president of operations. Prior to 2001, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.

Mr. O’Brien has been an executive vice president since 1998 and our chief financial officer since 2001. He served as our treasurer from 2001 to February 2005 and also as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O’Brien held various finance positions at Racal Interlan, Inc., Prime Computer, Compugraphic Corporation, and the General Electric Company.

Mr. Powell has been a senior vice president since September 1, 2009 and has supervisory responsibility for our stock-preparation equipment and fiber-based products businesses. From January 2008 to September 2009, Mr. Powell was vice president, new ventures, with principal responsibility for acquisition-related activities. Prior to joining us, Mr. Powell was the chairman and chief executive officer of Castion Corporation, a provider of sustainable wastewater treatment and recovery solutions, from April 2003 through December 2007.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2010 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on worldwide and local economic conditions as well as the condition of the pulp and paper industry.

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the worldwide economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. Since the third quarter of 2008, worldwide equity and credit markets have been experiencing high volatility and disruption and most of the markets in which we sell our products, both globally and locally, are experiencing

Kadant Inc.	2009 Annual Report

severe economic downturns, the lengths of which are difficult to predict. More recently, there has been renewed concern about the strength and sustainability of a recovery, particularly in Europe, which may be impacted by the risk of sovereign debt defaults in certain European Union countries, such as Greece. Similarly, the government in China has taken steps to slow the growth rate in that country through reduced bank lending and it is unclear how this will affect our business. This global uncertainty and turmoil and the recession in many economies have adversely affected demand for our customers’ products, as well as for our products, especially our capital equipment products. Our stock-preparation equipment product line has been particularly affected since it contains a higher proportion of capital products than our other product lines. The decline in consumer and economic activity resulted in reduced demand for paper and board products. This reduced demand has resulted in an overcapacity situation in many grades of paper in most regions of the world, which adversely affects our capital business. Also, the crisis affecting financial institutions has caused, and is likely to continue to cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and results in their inability to fund projects, capacity expansion plans and, to some extent, routine operations. These conditions have resulted in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which adversely affect our business, revenue, and profitability.

Furthermore, the inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, required in some cases to guarantee performance, if the economic crisis continues and we exhaust our existing sources of credit. In addition, paper producers have been and continue to be negatively affected by higher operating costs.

Paper companies have curtailed their capital and operating spending during the economic recession and will likely be cautious about resuming spending when market conditions improve. As paper companies consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity addition or expansion projects. In Europe and North America, worsening economic conditions earlier in 2009 resulted in an oversupply of linerboard as demand fell. For example, in 2009 International Paper Company and West Fraser Timber Co. Ltd. announced permanent capacity closures in North America, which is adversely affecting our North American business. Europe was particularly affected as the relatively strong euro hurt exports in the region. In addition, our financial performance will be negatively impacted if there are delays in customers securing financing or our customers become unable to secure such financing. It is extremely difficult to accurately forecast our revenues and earnings per share in the current economic environment. Since the middle of 2009, these economic conditions have begun to slowly improve; however, there can be no assurance regarding the strength and sustainability of a recovery.

Certain of our contracts, particularly for stock-preparation and systems orders, require us to provide a standby letter of credit to a customer as beneficiary to guarantee our warranty and performance obligations under the contract. One of our customers in China has indicated its intention to draw upon all of their outstanding standby letters of credit, which total $5.8 million. These letters of credit were issued to secure our warranty and performance obligations under multiple contracts with that customer and we believe that the reasons for the draws are principally unrelated to our warranty and performance obligations. We have opposed, and intend to continue to vigorously oppose, these draws and any other potential claims and may incur significant legal expenses in the process, and if we are unsuccessful we could incur a significant expense that would adversely affect our financial results. In addition, due to this dispute we continue to have poor relations with this customer, and have lost significant business from this customer, which is likely to continue for the foreseeable future.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $15 million outstanding under the 2008 Credit Agreement as of January 2, 2010 and we have also borrowed additional amounts under other agreements to fund

Kadant Inc.	2009 Annual Report

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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of January 2, 2010, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.5 million as of January 2, 2010. This unrealized loss represents the estimated amount that the swap agreements could be settled for. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.

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

Our 2008 Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:

–	incur additional indebtedness,
–	pay dividends on, redeem, or repurchase our capital stock,
–	make investments,
–	create liens,
–	sell assets,

Kadant Inc.	2009 Annual Report

–	enter into transactions with affiliates, and
–	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.

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

We have historically had significant revenues from China, operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts making it difficult to accurately forecast our future financial performance. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled, or the customers do not fulfill their obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract. In those instances where a letter of credit is required, it may represent 80% or more of the total order.

Kadant Inc.	2009 Annual Report

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During 2009 and 2008, approximately 59% and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. In addition, we operate several manufacturing operations worldwide, including those in Asia, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:

–	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system,
–	foreign customers may have longer payment cycles,
–	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, adopt other restrictions on foreign trade, impose currency restrictions or enact other protectionist or anti-trade measures,
–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages,
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments, and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

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

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by the continuing volatile conditions in the financial markets, worldwide economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. For example, two of our customers in North America, Smurfit-Stone Container Corporation and Abitibi Bowater Inc., filed for bankruptcy protection in 2009, which adversely

Kadant Inc.	2009 Annual Report

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

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of January 2, 2010 represents the low end of the estimated range of warranty costs based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued

Kadant Inc.	2009 Annual Report

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

In 2008, we recorded a $40.3 million impairment charge to write down the goodwill associated with the stock-preparation reporting unit within our Papermaking Systems segment. We may incur additional impairment charges to write down the value of our goodwill and acquired intangible assets in the future if the assets are not deemed recoverable, which could have a material adverse affect on our operating results.

Our fiber-based products business is subject to a number of factors that may adversely influence its profitability, including dependence on a few suppliers of raw materials and fluctuations in the costs of natural gas.

We are dependent on two paper mills for the fiber used in the manufacture of our fiber-based granular products. Due to process changes at the mills, from time to time we have experienced some difficulty obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. Although we believe our relationships with the mills are good, the mills could decide not to continue to supply sufficient papermaking byproducts, or may not agree to continue to supply such products on commercially reasonable terms. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find an alternative supply for this raw material. We may be unable to find an alternative supply on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs, and might prevent prices for our products from being competitive or require closure of this business.

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

Kadant Inc.	2009 Annual Report

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

Our share price will fluctuate.

Stock markets in general and our common stock in particular have experienced significant price and volume volatility over the past 18 months. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	failure of a customer, particularly in Asia, to comply with an order’s contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,

Kadant Inc.	2009 Annual Report

–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

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

In addition, our board of directors adopted a shareholder rights plan in 2001 intended to protect shareholders in the event of an unfair or coercive offer to acquire our company and to provide our board of directors with adequate time to evaluate unsolicited offers. Preferred stock purchase rights have been distributed to our common shareholders pursuant to the rights plan. This rights plan may have anti-takeover effects. The rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in our best interests and those of our shareholders and may discourage, delay, or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of January 2, 2010 are as follows:

Papermaking Systems

We own approximately 1,841,000 square feet and lease approximately 116,000 square feet, under leases expiring on various dates ranging from 2010 to 2017, of manufacturing, engineering, and office space. In addition, in China we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2044 to 2054. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Yanzhou, China; Theodore, Alabama, U.S.A; Weesp, The Netherlands; Wuxi, China; Hindas, Sweden; Guadalajara, Mexico; Bury, England; Summerstown, Ontario, Canada; Sao Paulo, Brazil; Mason, Ohio, U.S.A; and Duren, Germany.

Kadant Inc.	2009 Annual Report

Corporate and Other Business

We lease approximately 10,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2017. We own approximately 31,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 25,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.

Item 3.	Legal Proceedings

We were named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the District Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purported to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it sought compensatory damages and punitive damages under various state consumer protection statutes. The District Court dismissed the complaint against all defendants in its entirety on November 19, 2008. On March 3, 2009, the District Court denied the plaintiffs’ post-judgment motions to vacate this order of dismissal and amend the complaint. The plaintiffs appealed the District Court’s denial of these motions to the U.S. First Circuit Court of Appeals, which affirmed the District Court’s ruling on December 23, 2009. The plaintiffs petitioned the U. S. First Circuit Court of Appeals for a rehearing en banc, which was denied on February 2, 2010.

We have been named as a co-defendant, together with Composites LLC and two other defendants, in several state class action complaints that are substantially similar to the complaint in the purported federal class action filed in the District Court. These complaints were filed between October 1, 2009 and November 13, 2009 in state courts in Colorado, Connecticut, Maryland, Massachusetts, New Mexico, New York, and Washington. These complaints, which are substantially identical, purport to assert, among other things, causes of action for unfair and deceptive trade practices, breach of the duty to warn, and breach of warranty and unjust enrichment and seek compensatory damages for similarly situated consumers within those states in estimated amounts of less than $5 million each. The attorneys for the plaintiffs in the state class action complaints, who also represent the plaintiffs in the federal class action, have threatened to file additional state class action complaints. We intend to defend against all of these and related actions vigorously, but there is no assurance we will prevail in such defense or that additional lawsuits asserting similar claims will not be filed against us. We could incur significant costs to defend these or similar lawsuits and a judgment or a settlement of such claims could have a material adverse impact on our consolidated financial results. We have not made an accrual related to this litigation as we believe that an adverse outcome is not probable and estimable at this time.

Item 4.	Reserved

Kadant Inc.	2009 Annual Report

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “KAI”. The closing market price on the New York Stock Exchange for our common stock on February 19, 2010, was $14.39 per share.

The following table sets forth the high and low sales prices of our common stock for 2009 and 2008, as reported in the consolidated transaction reporting system.

	2009		2008
Quarter	High	Low	High	Low
First	$14.13	$6.50	$31.02	$23.17
Second	14.88	10.05	30.53	22.29
Third	14.31	8.99	26.08	17.87
Fourth	16.91	11.90	23.86	11.53

Holders of Common Stock

As of February 19, 2010, we had approximately 4,438 holders of record of our common stock. This does not include holdings in street or nominee name.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the fourth quarter of 2009.

Performance Graph

This performance graph compares the cumulative, five-year total shareholder return assuming an investment of $100 (and the reinvestment of dividends) in our common stock, the Standard & Poor’s 500 Stock Index, the Russell 3000 Stock Index, the Dow Jones U.S. Paper Total Stock Market, and the Dow Jones U.S. Paper Index. We are replacing the Dow Jones U.S. Paper Index with another paper industry index, the Dow Jones U.S. Paper Total Stock Market, which includes more paper companies and is used by many of our peer companies. We are also replacing the Standard & Poor’s 500 Stock Index with the Russell 3000 Stock Index, which includes our Company and we believe is more indicative of the performance of companies our size. Our common stock trades on the New York Stock Exchange under the ticker symbol “KAI.” Because our fiscal year ends on a Saturday, the graph uses the last trading day of our fiscal year.

Kadant Inc.	2009 Annual Report

	1/1/05	12/31/05	12/30/06	12/29/07	1/3/09	1/2/10
Kadant Inc.	100.00	90.24	118.93	152.29	66.24	77.85
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
Dow Jones U.S. Paper Total Stock Market	100.00	82.39	85.76	76.17	26.34	61.05
Dow Jones U.S. Paper	100.00	82.47	85.02	76.19	26.18	60.49

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

Kadant Inc.	2009 Annual Report

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2009 (a)	2008 (b)	2007	2006	2005
Statement of Operations Data

Revenues	$225,565	$329,158	$366,496	$341,613	$243,713

Operating (Loss) Income	(474)	(13,007)	37,038	29,442	14,583

Amounts Attributable to Kadant:
(Loss) Income from Continuing Operations	(5,906)	(22,595)	25,418	18,281	9,865
(Loss) Income from Discontinued Operation, Net of Tax	(18)	37	(2,750)	(1,184)	(2,988)

Net (Loss) Income	$(5,924)	$(22,558)	$22,668	$17,097	$6,877

(Loss) Earnings per Share for Continuing Operations:
Basic	$(.48)	$(1.67)	$1.80	$1.32	$.71
Diluted	$(.48)	$(1.67)	$1.78	$1.30	$.70

(Loss) Earnings per Share:
Basic	$(.48)	$(1.67)	$1.61	$1.24	$.50
Diluted	$(.48)	$(1.67)	$1.59	$1.21	$.49

Balance Sheet Data (c)
Working Capital (d)	$66,917	$98,017	$107,487	$80,542	$75,446
Total Assets	307,656	356,917	437,069	393,085	355,811
Long-Term Obligations	22,750	52,122	30,460	44,652	46,500
Shareholders’ Investment	194,031	194,393	280,213	238,982	208,670

(a)	Reflects $4.4 million of pre-tax restructuring costs.
(b)	Reflects a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision related to applying a valuation allowance to certain deferred tax assets, and $3.7 million of pre-tax restructuring costs.
(c)	Includes the composite building products business, which is reflected as a discontinued operation.
(d)	Includes ($1.9) million, ($1.9) million, ($1.1) million, $3.0 million, and $7.4 million in 2009, 2008, 2007, 2006, and 2005, respectively, associated with the discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in our consolidated financial statements beginning on page F-1 of this Report.

Overview

Company Overview

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and are also a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Pulp and Papermaking Systems (Papermaking Systems), and a separate product line, Fiber-based Products, reported in Other Business. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking and paper recycling industries. We have a large customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business.

Kadant Inc.	2009 Annual Report

Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

In addition, prior to its sale in 2005, our Kadant Composites LLC subsidiary (Composites LLC) operated a composite building products business, which is presented as a discontinued operation in the accompanying consolidated financial statements.

International Sales

During 2009 and 2008, approximately 59% and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency-exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

•

Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to Accounting Standards Codification (ASC) 605, “Revenue Recognition,” (ASC 605), were $24.7 million in 2009, $58.1 million in 2008, and $103.5 million in 2007. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. In addition, we are exposed to the risk, primarily relating to our orders in China, that a customer will not comply

Kadant Inc.	2009 Annual Report

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

•

Other Revenue Recognition Methods. Under ASC 605, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. When a sale arrangement involves multiple elements (e.g., installation), we consider the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under ASC 605, revenues for products sold that require installation, for which the installation is essential to functionality or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment, with estimated installation costs accrued. We provide a reserve for the estimated warranty and installation costs at the time revenue is recognized, as applicable. To the extent that installation becomes a significant component of our business in the future, the judgment associated with the determination of revenue recognition will increase. The complexity of all issues related to the assumptions, risks, and uncertainties inherent in the application of ASC 605 affects the amounts reported as revenues in our consolidated financial statements. Under ASC 605, we may not be able to reliably predict future revenues and profitability due to the difficulty of estimating when installation will be performed or when we will meet the contractually agreed upon performance tests, which can delay or prohibit recognition of revenues. The determination of when we install the equipment or fulfill the performance guarantees is largely dependent on our customers, their willingness to allow installation of the equipment or performance of the appropriate tests in a timely manner, and their cooperation in addressing possible problems that would impede achievement of the performance guarantee criteria. Unexpected changes in the timing related to the completion of installation or performance guarantees could cause our revenues and earnings to be significantly affected.

We exercise judgment in determining our allowance for bad debts, which is based on our historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, we look at historical writeoffs of our receivables. We also look at current trends in the credit quality of our customer base as well as changes in our credit policies. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and each customer’s current creditworthiness. We continuously monitor collections and payments from our customers. In addition, in some instances we utilize letters of credit as a way to mitigate credit exposure. While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rate of bad debts that we have had in the past. A significant change in the liquidity or financial position of any of our customers could result in the uncollectibility of the related accounts receivable and could adversely affect our operating results and cash flows in that period.

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

Kadant Inc.	2009 Annual Report

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

Warranty Obligations for Discontinued Operation. In 2005, Composites LLC sold substantially all of its assets to LDI Composites Co. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. On September 30, 2007, Composites LLC ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Composites LLC records adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any. As of January 2, 2010, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the range of potential loss for products under warranty based on the level of claims received through the end of 2009. Composites LLC has calculated that the potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

Income Taxes. We operate in numerous countries under many legal forms and, as a result, are subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, currency-exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current and deferred tax balances and our results of operations.

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it were to become more likely than not that the tax asset or loss carryforward would be used, we would reverse the related valuation allowance. Our tax valuation allowance totaled $19.4 million at year-end 2009. Should our actual future taxable income by tax jurisdiction vary from our estimate, additional allowances or reversals thereof may be necessary.

We provide a liability for future income tax payments in the worldwide tax jurisdictions in which we operate. Should tax return positions that we expect are sustainable not be sustained upon audit, we could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits be sustained, a reduction in our tax provision would result.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 2, 2010, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Valuation of Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our long-range forecasts. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and

Kadant Inc.	2009 Annual Report

anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty. Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No adjustment was required in 2009 or 2007 to the carrying value of our goodwill or intangible assets subject to amortization based on the analyses performed.

During the fourth quarter of 2008, we experienced a significant decline in our stock price. As a result of the decline in our stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected, in part, the current economic climate, which led to weakness in demand for some of our products. The forecasts utilized in the 2008 impairment test reflected an anticipated decline in stock-preparation equipment sales, especially in China, which we expected would occur over the next several years given the current economic environment and its impact on paper producers. The impairment test performed as of year-end 2008 indicated the carrying amounts of goodwill for the stock-preparation reporting unit within our Papermaking Systems segment exceeded its implied fair value, and as a result, we recorded a $40.3 million pre-tax ($26.7 million after-tax) non-cash impairment charge to write down the goodwill associated with this reporting unit. The goodwill impairment test indicated that the estimated fair value of goodwill and indefinite-lived intangible assets associated with its other reporting units (accessories and water management and fluid-handling) exceeded their carrying value and, as a result, no adjustment to goodwill was required for these reporting units. No adjustment was required in 2008 to the carrying value of our intangible assets subject to amortization based on the analysis performed.

Our judgments and assumptions regarding the determination of the fair value of an intangible asset or goodwill associated with an acquired business could change as future events impact such fair values. A prolonged continuation of the economic downturn, continued weakness in demand for our products, especially capital equipment products, or further contraction in capital spending by paper companies in our key markets, such as China, could negatively affect the revenue and profitability assumptions used in our assessment of goodwill and intangible assets, which could result in additional impairment charges. Any future impairment loss could have a material adverse affect on our long-term assets and operating expenses in the period in which an impairment is determined to exist.

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

Pension and Other Retiree Benefits. Several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. The fair value of plan assets is determined based on quoted market prices and observable market inputs. Our unfunded benefit obligation related to these plans totaled $8.3 million at year-end 2009. The unrecognized actuarial loss

Kadant Inc.	2009 Annual Report

associated with these plans totaled $8.3 million at year-end 2009, $0.4 million of which we expect to recognize in 2010. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation.

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

ASC 815, “Derivatives and Hedging,” requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. We perform an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the consolidated statement of operations.

We use interest rate swap agreements to hedge our exposure to variable rate debt and have designated these agreements as cash flow hedges of the forecasted interest payments. The fair values of the interest rate swap agreements are included in other assets for unrecognized gains and in other liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax).

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The worldwide economic downturn which began at the end of 2008 has negatively impacted paper producers. In response to the economic slowdown, paper producers have taken numerous steps to control operating costs, including closing paper mills, increasing downtime, deferring maintenance and upgrades, and delaying or canceling projects. As a result, revenues in our papermaking systems segment were negatively impacted and decreased $104.1 million, or 32%, in 2009 compared to 2008, which included declines in all of our major product lines. While our revenues and bookings decreased significantly in 2009 compared to 2008, we are encouraged by the sequential increases in revenues and bookings we experienced in the third and fourth quarters of 2009. Revenues increased sequentially $3.6 million, or 7%, and $3.0 million, or 6%, in the third and fourth quarters of 2009, respectively. More recently, there has been renewed concern about the strength and sustainability of a recovery, particularly in Europe, which may be impacted by the risk of sovereign debt defaults in certain European Union countries, such as Greece. Similarly, the government in China has taken steps to slow the growth rate in that country through reduced bank lending and it is unclear how this will affect our business.

In response to this difficult environment, we have taken a number of steps to optimize our business structure and maximize internal efficiencies, which include integrating multiple operations in a region, merging our sales

Kadant Inc.	2009 Annual Report

teams in certain markets, and reducing the number of employees in certain locations. In addition, we continue to concentrate our efforts on several initiatives intended to improve our operating results, including: focusing on delivering products and technical solutions that provide our customers with a good return on their investment through energy savings and fiber-yield improvements, expanding our use of low-cost manufacturing bases in locations such as China and Mexico, increasing after-market and consumables sales, and further penetrating existing markets where we see opportunity with our accessories and water management products. We also continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

For the first quarter of 2010, we expect to report income from continuing operations between $.06 and $.08 per diluted share, including $.01 of estimated restructuring costs, on revenues of $56 to $58 million. For 2010, we expect to report income from continuing operations between $.45 to $.55 per diluted share, including $.02 of estimated restructuring costs, on revenues of $240 to $250 million.

Results of Operations

2009 Compared to 2008

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue:

	2009	2008
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	60	59
Selling, general, and administrative expenses	36	30
Research and development expenses	2	2
Restructuring costs and other income, net	2	1
Goodwill impairment	–	12

	100	104

Operating Loss	–	(4)
Interest Income	–	1
Interest Expense	(1)	(1)

Loss from Continuing Operations Before Provision for Income Taxes	(1)	(4)
Provision for Income Taxes	2	3

Loss from Continuing Operations	(3)%	(7)%

Revenues

Revenues decreased $103.6 million, or 31%, to $225.6 million in 2009 from $329.2 million in 2008, including a $10.9 million decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues in 2009 decreased $92.7 million, or 28%, as all of our major product lines experienced weak demand in response to the worldwide recession which began at the end of 2008. The largest declines, excluding the effects of currency translation, were in our stock-preparation product line, which decreased $39.5 million, or 31%, in 2009 compared to 2008 and our fluid-handling product line, which decreased $31.7 million, or 32%. These significant decreases in 2009 compared to 2008 were due to reduced spending by major manufacturers for capital equipment, spare parts, and consumables due to the weak economic environment.

Kadant Inc.	2009 Annual Report

Revenues for 2009 and 2008 for our Papermaking Systems segment and other business are as follows:

(In thousands)	2009	2008
Revenues:
Papermaking Systems	$217,607	$321,747
Other Business	7,958	7,411

	$225,565	$329,158

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased $104.1 million, or 32%, to $217.6 million in 2009 from $321.7 million in 2008, including a $10.9 million decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues in 2009 decreased $93.2 million, or 29%, due to decreases in all of our major product lines as paper producers took a number of steps to control operating costs, including deferring maintenance and upgrades and delaying or canceling projects, in response to the economic slowdown. The largest declines, excluding the effects of currency translation, were in our stock-preparation product line, which decreased $39.5 million, or 31%, and our fluid-handling product line, which decreased $31.7 million, or 32%. These significant decreases were due to a reduction in spending by major pulp and paper manufacturers for both capital equipment and maintenance projects in response to the weak economic environment. By geographic region, the $93.2 million decrease in revenues in 2009 includes reductions of $40.0 million, or 27%, in North America, $26.2 million, or 22%, in Europe and $24.5 million, or 53%, in China.

While revenues decreased significantly in 2009 compared to 2008, we were encouraged by the sequential increases in revenues we experienced in the third and fourth quarters of 2009. However, there continues to be uncertainty about the strength and sustainability of an economic recovery.

Other Business. Revenues from our Fiber-based Products business increased $0.6 million, or 7%, to $8.0 million in 2009 from $7.4 million in 2008.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2009 and 2008, and the changes in revenues by product line between 2009 and 2008 excluding the effect of currency translation. The presentation of the changes in revenues by product line, excluding the effect of currency translation, is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

(In millions)	2009	2008	Decrease	Decrease Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation Equipment	$85.7	$128.2	$(42.5)	$(39.5)
Fluid-Handling	63.9	98.7	(34.8)	(31.7)
Accessories	45.9	60.7	(14.8)	(11.4)
Water-Management	20.3	31.7	(11.4)	(10.4)
Other	1.8	2.4	(0.6)	(0.2)

	$217.6	$321.7	$ (104.1)	$(93.2)

Revenues from the segment’s stock-preparation equipment product line decreased $42.5 million, or 33%, in 2009 compared to 2008, including a $3.0 million decrease from the unfavorable effect of currency translation.

Kadant Inc.	2009 Annual Report

Excluding the effect of currency translation, revenues in 2009 decreased $39.5 million, or 31%, primarily due to a $20.1 million, or 58%, decrease in sales in China and a $17.5 million, or 38%, decrease in sales in North America. These significant decreases were a result of production slowdowns and curtailments by paper producers trying to reduce operating costs in response to the economic recession which began at the end of 2008.

Revenues from the segment’s fluid-handling product line decreased $34.8 million, or 35%, in 2009 compared to 2008, including a $3.1 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues decreased $31.7 million, or 32%, including decreases of $17.7 million in Europe, $6.5 million in North America, and $5.0 million in China. These decreases were due to reduced spending by both new and existing customers as paper producers curtailed capital equipment and maintenance projects in an effort to reduce costs in the difficult economic environment in 2009.

Revenues from the segment’s accessories product line decreased $14.8 million, or 24%, in 2009 compared to 2008, including a $3.4 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues decreased $11.4 million, or 19%, primarily due to a $7.8 million decrease in North America and a $3.9 million decrease in Europe as a result of production slowdowns and curtailments by paper producers trying to contain operating costs.

Revenues from the segment’s water-management product line decreased $11.4 million, or 36%, in 2009 compared to 2008, including a $1.0 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues decreased $10.4 million, or 33%, primarily due to an $8.0 million decrease in sales in North America and a $2.6 million decrease in sales in Europe as customers curtailed production and reduced their spending on capital equipment, spare parts and consumables in response to the weak economic environment.

Gross Profit Margin

Gross profit margin for 2009 and 2008 for our Papermaking Systems segment and our other business are as follows:

	2009	2008
Gross Profit Margin:
Papermaking Systems	40%	42%
Other Business	35%	27%

	40%	41%

Gross profit margin decreased to 40% in 2009 from 41% in 2008.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment decreased to 40% in 2009 from 42% in 2008. This decrease was primarily due to lower margins in our water-management product line due to the underutilization of overhead costs as a result of reduced manufacturing volumes and higher costs associated with consolidating our water-management manufacturing facility in New York into our facilities in Massachusetts and Mexico. This decrease was partially offset by an increase in the gross profit margin due to a more favorable product mix and an increase in gross profit margin in our stock-preparation equipment product line.

Other Business. The gross profit margin at our other business increased to 35% in 2009 from 27% in 2008 primarily due to the lower cost of natural gas, in 2009 compared to the prior year.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 36% and 30% in 2009 and 2008, respectively. Selling, general, and administrative expenses decreased $19.1 million, or 19%, to $81.2 million in 2009 from $100.3 million in 2008. This decrease includes a $3.0 million favorable effect of currency

Kadant Inc.	2009 Annual Report

translation and a $16.1 million net decrease primarily due to expense reductions throughout our Company, and reflects our restructuring efforts that reduced the number of employees and combined our sales forces in certain markets.

Total stock-based compensation expense was $2.7 million and $2.9 million in 2009 and 2008, respectively, and is included in selling, general, and administrative expenses. As of year-end 2009, unrecognized compensation expense related to restricted stock units was approximately $1.4 million, which will be recognized over a weighted average period of 1.6 years.

Research and development expenses decreased $0.6 million, or 9%, to $5.6 million in 2009 from $6.2 million in 2008 and represented 2% of revenues in both 2009 and 2008.

Goodwill Impairment

During 2008, we recorded a pre-tax goodwill impairment charge of $40.3 million associated with our stock-preparation reporting unit within the Papermaking Systems segment. We completed our annual goodwill impairment test as of year-end 2008 using the estimates from our long-range forecasts, which reflected the anticipated decline in stock-preparation equipment sales, especially in China, which we expect to continue in the future given the current economic environment and its impact on paper producers. See Valuation of Goodwill and Intangible Assets in Application of Critical Accounting Policies and Estimates above for further discussion.

Restructuring Costs (Income) and Other Income, Net

During 2009, we recorded restructuring costs of $4.4 million, consisting primarily of severance and associated charges related to the reduction of 133 full-time positions in Europe, China, the U.S., and Canada. We estimate annualized savings of $3.7 million in selling, general, and administrative expenses and $3.5 million in cost of revenues once these restructuring actions have been completed. These actions were taken to adjust our cost structure and streamline our operations, especially in our stock-preparation equipment product line, in response to the weak economic environment. All of these items occurred in the Papermaking Systems segment.

During 2008, we recorded restructuring costs and other income, net, of $2.0 million. The restructuring costs consisted of severance costs of $3.7 million related to the reduction of 329 full-time positions in China, Latin America, Sweden, Canada, and the U.S. These actions were taken to adjust our cost structure and streamline our operations, especially in our stock-preparation equipment product line, in response to the weak economic environment, which accelerated in the fourth quarter of 2008. Other income in 2008 consisted of a pre-tax gain of $1.1 million resulting from the sale of a building in the United Kingdom for $1.9 million in cash and a pre-tax gain of $0.6 million resulting from the sale of real estate in France for $0.7 million in cash. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income decreased $1.5 million, or 80%, to $0.4 million in 2009 from $1.9 million in 2008 primarily due to lower average interest rates in the 2009 period.

Interest Expense

Interest expense decreased $0.5 million, or 21%, to $2.2 million in 2009 from $2.7 million in 2008 primarily due to lower average outstanding borrowings in the 2009 period.

Provision for Income Taxes

Our provision for income taxes was $3.7 million and $8.5 million in 2009 and 2008, respectively, and represented (164%) and (61%) of pre-tax loss. The effective tax rate of (164%) in 2009, included a $4.3 million tax provision associated primarily with the repatriation of foreign dividends to the U.S. and applying valuation

Kadant Inc.	2009 Annual Report

allowances to certain foreign deferred tax assets. The effective tax rate of (61%), in 2008, included the following non-recurring items: a $15.4 million tax provision related to an increase in the valuation allowance on certain deferred tax assets, a $13.6 million tax benefit associated with the goodwill impairment charge, and a $1.0 million non-recurring tax benefit associated with our Canadian and Mexican operations. The change in effective tax rates between 2009 and 2008 was primarily due to the U.S. tax cost of repatriating foreign earnings in 2009 and a smaller impact from valuation allowances on deferred tax assets in 2009 versus 2008. We expect our effective tax rate to be between 32% and 34% in 2010 due to anticipated profitability in the U.S. and certain foreign tax jurisdictions.

Loss from Continuing Operations

Loss from continuing operations decreased $16.3 million to $6.0 million in 2009 compared to $22.3 million in 2008. The loss from continuing operations in 2009 includes a decrease in operating loss of $12.5 million and a decrease in provision for income taxes of $4.8 million. The loss from continuing operations in 2008 included a $40.3 million pre-tax goodwill impairment charge and a $15.4 million tax provision related to an increase in the valuation allowance on certain deferred tax assets (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

(Loss) Income from Discontinued Operation

Loss from the discontinued operation was $18 thousand in 2009 compared to income of $37 thousand in 2008.

As of January 2, 2010, the accrued warranty costs associated with the discontinued operation were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2009. Composites LLC records adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any. Our consolidated results in future reporting periods will be negatively impacted if the future level of warranty claims exceed the warranty reserve.

Recent Accounting Pronouncements

Accounting for Decreases in Ownership of a Subsidiary. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidation,” and expands the disclosures required for the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance was effective on January 4, 2009. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

Revenue Arrangements with Multiple Deliverables. In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (fiscal 2011). We are currently evaluating the provisions of this guidance, but do not anticipate that it will have a material effect on our consolidated financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in

Kadant Inc.	2009 Annual Report

conformity with GAAP for all nongovernmental entities. The Codification supersedes all existing authoritative literature, except for rules and interpretive releases of the SEC for registrants. The adoption of this new accounting guidance had no effect on our accompanying consolidated financial statements.

Subsequent Events. In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. We included the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In December 2008, the FASB issued new guidance under ASC 715, “Compensation – Retirement Benefits,” to require additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this guidance must be provided in financial statements for fiscal years ending after December 15, 2009 (fiscal 2009). We included the disclosures required by this guidance in the accompanying consolidated financial statements.

Intangible Assets. In April 2008, the FASB issued new guidance under ASC 350, “Intangibles – Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (fiscal 2009). The application of this guidance had no effect on the accompanying consolidated financial statements.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued new guidance under ASC 815, “Derivatives and Hedging,” that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for fiscal years (and interim periods) beginning after November 15, 2008 (fiscal 2009). We included the disclosures required by this guidance in the accompanying consolidated financial statements.

Noncontrolling Interests. In December 2007, the FASB issued new guidance under ASC 810, “Consolidation” related to noncontrolling interests in consolidated financial statements. The noncontrolling interest guidance required, among other things, that minority interests be presented as noncontrolling interests and classified as a component of shareholders’ investment and excluded from net (loss) income. The adoption of the guidance requires retrospective application to all periods presented. This guidance was effective for us beginning January 4, 2009, and the new presentation of noncontrolling interests is included in the accompanying consolidated financial statements.

Business Combinations. In December 2007, the FASB issued new guidance under ASC 805, “Business Combinations,” which establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (fiscal 2009). The application of this guidance did not have a material effect on the accompanying consolidated financial statements; however, the rule changes may materially affect the accounting for any future business combinations.

Fair Value Measurements. In September 2006, the FASB issued guidance under ASC 820, “Fair Value Measurements and Disclosures,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets. This guidance, as amended, was effective for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a

Kadant Inc.	2009 Annual Report

recurring basis, for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2009). The application of this guidance did not have a material effect on the accompanying consolidated financial statements.

2008 Compared to 2007

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue:

	2008	2007
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	59	62
Selling, general, and administrative expenses	30	26
Research and development expenses	2	2
Restructuring costs (income) and other income, net	1	–
Goodwill impairment	12	–

	104	90

Operating (Loss) Income	(4)	10
Interest Income	1	1
Interest Expense	(1)	(1)

(Loss) Income from Continuing Operations Before Provision for Income Taxes	(4)	10
Provision for Income Taxes	3	3

(Loss) Income from Continuing Operations	(7)	7
Income (Loss) from Discontinued Operation	–	(1)

Net (Loss) Income	(7)%	6%

Revenues

Revenues decreased $37.3 million, or 10%, to $329.2 million in 2008 from $366.5 million in 2007, including a $9.7 million increase from the favorable effects of currency translation. Excluding the effects of currency translation, revenues in 2008 decreased $47.0 million, or 13%, primarily due to a $43.1 million, or 26%, decrease in stock-preparation equipment sales. This significant decrease was due to a reduction in spending by major manufacturers, especially in China and, to a lesser extent, North America, as they cancelled or postponed projects in response to the deteriorating economic environment. In addition, the decrease in revenues in 2008, excluding the effects of currency translation, included a $2.1 million, or 3%, decrease in our accessories product line and a $1.5 million decrease in our Casting Products business due to the sale of this business in April 2007.

Revenues for 2008 and 2007 for our Papermaking Systems segment and other businesses are as follows:

(In thousands)	2008	2007
Revenues:
Papermaking Systems	$321,747	$356,334
Other Businesses	7,411	10,162

	$329,158	$366,496

Kadant Inc.	2009 Annual Report

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

Papermaking Systems Segment by Product Line. The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between 2008 and 2007, and the changes in revenues by product line between 2008 and 2007 excluding the effect of currency translation. The presentation of the changes in revenues by product line, excluding the effect of currency translation, is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

(In millions)	2008	2007	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation Equipment	$128.2	$165.8	$(37.6)	$(43.1)
Fluid-Handling	98.7	94.0	4.7	0.2
Accessories	60.7	63.1	(2.4)	(2.1)
Water-Management	31.7	31.1	0.6	0.6
Other	2.4	2.3	0.1	0.1

	$321.7	$356.3	$(34.6)	$(44.3)

Revenues from the segment’s stock-preparation equipment product line decreased $37.6 million, or 23%, in 2008 compared to 2007, including a $5.5 million increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues in 2008 decreased $43.1 million, or 26%, primarily due to a $33.2 million, or 51%, decrease in stock-preparation equipment sales in China and a $17.9 million, or 28%, decrease in sales in North America. These significant decreases were due to a reduction in spending by pulp and paper manufacturers as they reduced spending on capital equipment in the second half of 2008 in response to the deteriorating economic environment. Offsetting the decreases in revenues in 2008, was an increase of $8.0 million, or 22%, in stock-preparation equipment sales in Europe due to several large projects.

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

Kadant Inc.	2009 Annual Report

Gross Profit Margin

Gross profit margin for 2008 and 2007 for our Papermaking Systems segment and our other businesses are as follows:

	2008	2007
Gross Profit Margin:
Papermaking Systems	42%	38%
Other Businesses	27%	32%

	41%	38%

Gross profit margin increased to 41% in 2008 from 38% in 2007.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 42% in 2008 from 38% in 2007 primarily due to a more favorable product mix, which included a larger percentage of higher-margin after-market revenues, and the results of our ongoing efforts to shift our production and sourcing to lower cost countries.

Other Businesses. The gross profit margin at our other businesses decreased to 27% in 2008 from 32% in 2007 due to lower revenues and an increase in the cost of natural gas.

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

Goodwill Impairment

During 2008, we recorded a pre-tax goodwill impairment charge of $40.3 million associated with our stock-preparation reporting unit within the Papermaking Systems segment. We completed our annual goodwill impairment test as of year-end 2008 using the estimates from our long-range forecasts, which reflected the anticipated decline in stock-preparation equipment sales, especially in China, which we expect to see in the future given the current economic environment and its impact on paper producers. See Valuation of Goodwill and Intangible Assets in Application of Critical Accounting Policies and Estimates above for further discussion.

Restructuring Costs (Income) and Other Income, Net

During 2008, we recorded restructuring costs and other income, net, of $2.0 million. The restructuring costs consisted of severance costs of $3.7 million related to the reduction of 329 full-time positions in China, Latin America, Sweden, Canada, and the U.S. These actions were taken to adjust our cost structure and streamline our operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on the then current and projected order volumes, especially in our stock-preparation equipment product line. Other income in 2008 consisted of a pre-tax gain of $1.1 million resulting from the sale of a building in the United Kingdom for $1.9 million in cash and a pre-tax gain of $0.6 million resulting from the sale of real estate in France for $0.7 million in cash. All of these items occurred in the Papermaking Systems segment.

Kadant Inc.	2009 Annual Report

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

Provision for Income Taxes

Our provision for income taxes was $8.5 million and $9.8 million in 2008 and 2007, respectively, and represented (61%) and 28% of pre-tax income. The effective tax rate of (61%), in 2008, included the following non-recurring items: a $15.4 million tax provision related to an increase in the valuation allowance on certain deferred tax assets, a $13.6 million tax benefit associated with the goodwill impairment charge, and a $1.0 million non-recurring tax benefit associated with our Canadian and Mexican operations. The 28% effective tax rate in 2007 consisted of our 30% recurring tax rate, offset by a 2% non-recurring tax benefit related to reductions in tax reserves largely as a result of the expiration of statues of limitation and return to provision true-up items mostly related to the U.S. tax cost of foreign earnings.

(Loss) Income from Continuing Operations

We had a loss from continuing operations of $22.6 million in 2008 compared to income from continuing operations of $25.4 million in 2007. The loss from continuing operations in 2008 included a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision related to an increase in the valuation allowance on certain deferred tax assets, and a decrease in operating income, excluding goodwill impairment, of $9.7 million compared to 2007 (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Income (Loss) from Discontinued Operation

Income from the discontinued operation was $37 thousand in 2008 compared to a loss of $2.8 million in 2007 due primarily to a decrease of $3.9 million in pre-tax warranty costs.

Liquidity and Capital Resources

Consolidated working capital was $66.9 million at January 2, 2010 compared with $98.0 million at January 3, 2009. Included in working capital are cash and cash equivalents of $45.7 million at January 2, 2010, compared with $40.1 million at January 3, 2009. At January 2, 2010, $37.6 million of cash and cash equivalents was held by our foreign subsidiaries.

Kadant Inc.	2009 Annual Report

2009

Our operating activities provided cash of $43.1 million in 2009. The reduction in our working capital of $31.1 million was the largest contributor to the operating cash flows in 2009. This decrease was a result of a significant reduction in accounts receivable, unbilled contract costs and fees, and inventories as customers reduced their spending in 2009 in response to the weak economic environment, as well as our efforts to manage our working capital. The working capital reduction included decreases in inventories of $18.8 million and accounts receivable of $18.6 million, which were offset in part by a use of cash of $6.7 million from a decrease in accounts payable. Contributing to the decrease in inventories in 2009 was the shipment of a large order in our stock-preparation equipment product line to a customer in Vietnam. We also contributed cash of $4.8 million in 2009 to our subsidiary’s noncontributory defined benefit retirement plan.

Our investing activities used cash of $4.0 million in 2009. We used cash of $2.8 million in 2009 to purchase property, plant, and equipment and $1.4 million of cash for additional consideration associated primarily with the Kadant Johnson Inc. (Kadant Johnson) acquisition.

Our financing activities used cash of $35.3 million in 2009. We repaid $54.2 million and received cash proceeds of $22.0 million under our outstanding short- and long-term obligations. In addition, we used cash of $3.7 million in 2009 to repurchase our common stock on the open market.

2008

Our operating activities provided cash of $20.2 million in 2008, including $19.4 million provided by our continuing operations and $0.8 million provided by our discontinued operation. Contributing to the cash provided by continuing operations in 2008 was a decrease in unbilled contract costs and fees of $17.4 million as orders for our stock-preparation equipment decreased, especially in China and North America. Offsetting this source of cash was an increase in inventory, which used $10.2 million of cash in 2008, principally related to our stock-preparation equipment product line as equipment was built for orders to be shipped in 2009. In addition a decrease in accounts payable used cash of $11.9 million due to a decrease in our stock-preparation equipment product line as we curtailed purchases as a result of weakening demand for our capital equipment.

Our investing activities used cash of $5.3 million in 2008. We used $6.2 million of cash to purchase property, plant, and equipment. We also used $2.1 million of cash for additional consideration due on prior period acquisitions, including $1.2 million associated with the acquisition of Jining Huayi Light Industry Machinery Co., Ltd. and $0.9 million associated with the Kadant Johnson acquisition. Partially offsetting these uses of cash was $2.9 million of cash received from the sale of property, plant, and equipment.

Our financing activities used cash of $29.7 million in 2008. We used cash of $54.5 million in 2008 for principal payments on our debt obligations and $47.6 million to repurchase our common stock on the open market. These uses of cash were partially offset by $68.8 million of proceeds from the issuance of debt obligations and $3.8 million from the issuance of common stock in connection with the exercise of employee stock options.

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of January 2, 2010, the outstanding balance borrowed under the 2008 Credit Agreement was $15.0 million. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The

Kadant Inc.	2009 Annual Report

applicable margin is determined based upon our total debt to EBITDA, as defined in the agreement, ratio. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of January 2, 2010, we had $53.7 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement subject to limitations associated with the financial covenants in the 2008 Credit Agreement.

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

The 2008 Credit Agreement contains negative covenants applicable to us, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of January 2, 2010, we were in compliance with these covenants. Our EBITDA, as defined in the 2008 Credit Agreement, is a factor used in the consolidated leverage and fixed charge ratios.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of January 2, 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $8.3 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%.

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

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of January 2, 2010, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss

Kadant Inc.	2009 Annual Report

of $1.5 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On October 22, 2008, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from October 22, 2008 through October 22, 2009. We repurchased 494,493 shares of our common stock for $5.9 million under this authorization. On November 4, 2009, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 4, 2009 through November 4, 2010. No repurchases have been made under this authorization.

The severe economic downturn that began at the end of 2008 and continued into 2009 negatively affected our quarterly EBITDA, which is a factor used in the financial covenants in our 2008 Credit Agreement. In the second quarter of 2009, we implemented a one-time cash repatriation plan to ensure that we would continue to remain in compliance with these financial covenants. Under this plan, we repatriated $35.6 million of cash in 2009 from our foreign subsidiaries, which was used to repay a portion of our outstanding debt obligations in the U.S. and China. It is our intention to reinvest indefinitely the remaining earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through January 2, 2010, we have not provided for U.S. income taxes on approximately $59.0 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $1.0 million.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 2, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $7.7 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. At January 2, 2010, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received through the end of 2009. Composites LLC records adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $4 to $5 million during 2010 for property, plant, and equipment. In addition, we expect to make cash contributions of $4.8 million to our subsidiary’s noncontributory defined benefit retirement plan and pay $2.5 million in additional consideration associated with the Kadant Johnson acquisition in 2010.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of January 2, 2010, as well as an estimate

Kadant Inc.	2009 Annual Report

of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Short- and long-term debt obligations	$0.5	$1.0	$16.0	$5.8	$23.3
Interest (c)	1.1	2.1	0.9	0.5	4.6
Operating lease obligations	2.1	2.2	0.4	–	4.7
Acquisition consideration (d)	2.5	–	–	–	2.5
Letters of credit (e)	20.4	2.4	0.6	–	23.4

Total (f)(g)	$26.6	$7.7	$17.9	$6.3	$58.5

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.
(b)	In the ordinary course of business, certain contracts contain limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of January 2, 2010.
(d)	In addition to the consideration paid at closing for the Kadant Johnson acquisition, we will pay $2.5 million of additional consideration in 2010.
(e)	Primarily relates to performance obligations and customer deposit guarantees. This total excludes letters of credit of $2.5 million, which guarantee payment of amounts accrued on the balance sheet and are reflected in the table within acquisition consideration. Typically, these performance obligations and customer deposit guarantees have expired without being drawn upon. This total includes letters of credit of $2.3 million, which have expired according to the original terms, but remain a contractual obligation by court order.
(f)	This table excludes $3.6 million of accrued restructuring costs, of which $3.2 million will be paid in 2010 and $0.4 million will be paid from 2011 to 2015. The table excludes $8.3 million of accrued pension and other post-retirement benefits, as these liabilities are not subject to fixed payment terms. In addition, the table excludes an unrealized loss of $1.5 million associated with our interest rate swap agreements as this amount would only be owed if the counterparty demanded an early termination of the agreements in the event of a default under our 2008 Credit Agreement.
(g)	This table excludes a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $7.7 million. Due to the uncertain nature of these tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

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

Kadant Inc.	2009 Annual Report

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

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in a negative impact on our net income of approximately $0.1 million in both 2009 and 2008.

Our outstanding debt and interest rate swap agreements are sensitive to changes in interest rates. We hedged $23.3 million and $23.8 million of our debt at year-end 2009 and 2008, respectively, with “receive-variable pay-fixed” swap agreements. The fair values of the swap agreements are sensitive to changes in the 3-month LIBOR forward curve. A 10% decrease in the 3-month LIBOR forward curve would have resulted in an increase in unrealized losses of $0.2 million and $0.4 million as of year-end 2009 and 2008, respectively. All of our outstanding debt was hedged in 2009. The remaining unhedged portion of the debt totaling $31.6 million as of year-end 2008 was sensitive to changes in interest rates. As of year-end 2008, the interest rate on the unhedged portion of our U.S. debt was based on LIBOR, and for our foreign debt, based on rates established by The People’s Bank of China. A 10% increase in the year-end rates would have resulted in a negative impact on our net loss of $0.1 million in 2008.

Currency Exchange Rates

We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi and Brazilian reals. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ investment. A 10% depreciation in functional currencies at year-end 2009 and 2008, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $13.4 million and $17.7 million, respectively.

The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% depreciation in year-end 2009 and 2008 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward currency-exchange contracts of $1.1 million and $3.1 million in 2009 and 2008, respectively. Since we use forward currency-exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward currency-exchange contracts resulting from changes in foreign currency exchange rates would be offset primarily by corresponding changes in the fair value of the hedged items.

Kadant Inc.	2009 Annual Report

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2010. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of January 2, 2010, our Chief Executive Officer and Chief Financial Officer concluded that as of January 2, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making this assessment, our management used the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that, as of January 2, 2010 our internal control over financial reporting is effective based on the criteria issued by COSO.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Kadant Inc.	2009 Annual Report

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

This information will be included under the heading “Election of Directors” in our 2010 proxy statement for our 2010 Annual Meeting of Shareholders and is incorporated in this Report by reference, except as follows. The information concerning executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under Item 405 of Regulation S-K is included under the heading “Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 proxy statement and is incorporated in this Report by reference.

Corporate Governance

The information required under Items 406 and 407 of Regulation S-K will be included under the heading “Corporate Governance” in our 2010 proxy statement and is incorporated in this Report by reference.

Item 11.	Executive Compensation

This information will be included under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our 2010 proxy statement and is incorporated in this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information will be included under the heading “Stock Ownership” in our 2010 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of January 2, 2010:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column
Equity compensation plans approved by security holders	224,090	(1)	$17.92(1)	1,049,183	(2)
Equity compensation plans not approved by security holders (3)	9,167		$19.76	23,902

Total	233,257	(1)	$17.99(1)	1,073,085	(2)

(1)

Excludes an aggregate of 166,979 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.

Kadant Inc.	2009 Annual Report

(2)	Includes 166,979 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(3)	The material features of our 2001 employee equity incentive plan are described in Note 3 to the consolidated financial statements included in this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information will be included under the heading “Election of Directors” in our 2010 proxy statement and is incorporated in this Report by reference.

Item 14. Principal Accountant Fees and Services

This information will be included under the heading “Independent Registered Public Accounting Firm” in our 2010 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2009 Annual Report

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):

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

(3)	Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 45. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b)	Exhibits

See	the Exhibit Index beginning on page 45.

Kadant Inc.	2009 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010	KADANT INC.

	By:	/s/ JONATHAN W. PAINTER
Jonathan W. Painter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 16, 2010.

	Signature	Title

By:	/s/ JONATHAN W. PAINTER Jonathan W. Painter	Chief Executive Officer and President and Director

By:	/s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Executive Vice President, Chief Financial Officer

By:	/s/ MICHAEL J. MCKENNEY Michael J. McKenney	Vice President, Finance and Chief Accounting Officer

By:	/s/ WILLIAM A. RAINVILLE William A. Rainville	Director and Chairman of the Board

By:	/s/ JOHN M. ALBERTINE John M. Albertine	Director

By:	/s/ JOHN K. ALLEN John K. Allen	Director

By:	/s/ THOMAS C. LEONARD Thomas C. Leonard	Director

By:	/s/ FRANCIS L. MCKONE Francis L. McKone	Director

Exhibit Index

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, Johnson Acquisition Corp., The Johnson Corporation and the principal shareholders of Johnson identified in the Purchase Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on April 12, 2005 and incorporated in this document by reference). (1)

2.2	Purchase Agreement dated October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on October 27, 2005 and incorporated in this document by reference). (1)

2.3	First Amendment dated as of October 10, 2006 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

2.4	Second Amendment dated as of May 1, 2009 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of LDI Composites Co. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 [File No. 1-11406] and incorporated in this document by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

4.1	Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on July 17, 2001, and incorporated in this document by reference).

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2*	Amended and Restated Executive Retention Agreement (change in control agreement) between the Company and Mr. William A. Rainville dated as of December 9, 2008 (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.3*	Form of Amended and Restated Executive Retention Agreement (change in control agreement) between the Company and its executive officers, as amended and restated on December 9, 2008 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit
10.4*	Executive Transition Agreement between the Company and William A. Rainville, dated as of August 17, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 20, 2009 and incorporated in this document by reference).

10.5*	Executive Transition Agreement between the Company and Edward J. Sindoni, dated as of August 17, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 20, 2009 and incorporated in this document by reference).

10.6*	Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.7*	2001 Employees Equity Incentive Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.8*	Kadant Inc. 2006 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.9*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

10.10*	Cash Incentive Plan of the Registrant (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.11*	Summary of Non-employee Director Compensation of the Registrant.

10.12*	Form of Performance-Based Restricted Stock Unit Award Agreement dated May 24, 2007 between the Company and its executive officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.13*	Form of Performance-Based Restricted Stock Unit Award Agreement dated March 3, 2008 between the Company and its executive officers (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.14*	Form of First Amendment to Performance-Based Restricted Stock Unit Award Agreement dated December 9, 2008 between the Company and its executive officers with respect to awards granted prior to December 9, 2008 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.15*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards granted on March 3, 2009 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.16*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for restricted stock unit awards granted on March 4, 2009 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit
10.17*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for annual restricted stock unit awards granted on March 4, 2010.

10.18*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for change-in-control restricted stock unit awards granted on March 4, 2010.

10.19*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards granted on March 3, 2009 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.20*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards granted on March 3, 2010.

10.21*	Form of Stock Option Agreement between the Company and its executive officers used for stock options granted on March 3, 2010.

10.22	Credit Agreement dated February 13, 2008 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Multi-currency Administrative Agent (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on February 15, 2008 and incorporated in this document by reference). (1)

10.23	Guarantee Agreement dated February 13, 2008, among Kadant Inc. and the Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the several banks and other financial institutions or entities from time to time parties to the Credit Agreement dated as of February 13, 2008 (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on February 15, 2008 and incorporated in this document by reference). (1)

10.24	Joinder Agreement dated as of March 17, 2008, to Credit Agreement dated as of February 13, 2008, among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Multi-currency Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 [File No. 1-11406] and incorporated in this document by reference).

10.25	International Swap Dealers Association, Inc. Master Agreement dated May 13, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.26	Swap Confirmation dated February 13, 2008 between the Registrant and RBS Citizens, N.A. (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.27	Promissory Note in the principal amount of $10,000,000 dated May 4, 2006, between Kadant and Citizens Bank of Massachusetts (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit
10.28	Limited Guaranty Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.29	Limited Guaranty Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.30	Limited Guaranty Agreement dated May 4, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.31	Mortgage and Security Agreement dated May 4, 2006 between the Registrant and Citizens Bank of Massachusetts relating to the real property and related personal property located in Queensbury, New York (filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.32	Mortgage and Security Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Auburn, Massachusetts (filed as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.33	Amendment dated as of January 3, 2010 between the Registrant and RBS Citizens, National Association to the Mortgage and Security Agreement dated May 4, 2006 between Kadant Web Systems Inc. and Citizens Bank of Massachusetts.

10.34	Mortgage and Security Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Theodore, Alabama (filed as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.35	Mortgage and Security Agreement dated May 9, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Three Rivers, Michigan (filed as Exhibit 99.8 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.36	Guaranty Agreement dated as of July 30, 2007 between the Registrant and JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.37	Amendment, Acknowledgement and Consent to the Guaranty dated as of January 28, 2008 to the Guaranty Agreement dated as of July 30, 2007 of the Registrant in favor of JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit
10.38	Second Amendment to the Guaranty Agreement dated as of July 30, 2008 between the Registrant and JPMorgan Chase Bank, N.A., Shanghai Branch (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-11406] and incorporated in this document by reference).

10.39	Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

10.40	First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.41	Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001, and incorporated in this document by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Kadant Inc.

Annual Report on Form 10-K

Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Consolidated Statement of Operations for the years ended January 2, 2010, January 3, 2009, and December 29, 2007	F-4

Consolidated Balance Sheet as of January 2, 2010 and January 3, 2009	F-5

Consolidated Statement of Cash Flows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007	F-6

Consolidated Statement of Comprehensive Income (Loss) and Shareholders’ Investment for the years ended January 2, 2010, January 3, 2009, and December 29, 2007	F-7

Notes to Consolidated Financial Statements	F-8

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts	F-45

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheets of Kadant Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, comprehensive income (loss) and shareholders’ investment, and cash flows for each of the three fiscal years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. at January 2, 2010 and January 3, 2009 and the consolidated results of their operations and their cash flows for each of the three years in the fiscal period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 16, 2010

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited Kadant Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Kadant Inc. and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 16, 2010

Kadant Inc.	2009 Financial Statements

Consolidated Statement of Operations

(In thousands, except per share amounts)	2009	2008	2007
Revenues (Note 12)	$225,565	$329,158	$366,496

Costs and Operating Expenses:
Cost of revenues	134,759	193,355	227,716
Selling, general, and administrative expenses	81,229	100,280	95,616
Research and development expenses	5,622	6,187	5,957
Restructuring costs (income) and other income, net (Note 8)	4,429	2,010	(219)
Goodwill impairment (Note 1)	–	40,333	–
Loss on sale of subsidiary (Note 2)	–	–	388

	226,039	342,165	329,458

Operating (Loss) Income	(474)	(13,007)	37,038
Interest Income	387	1,935	1,570
Interest Expense	(2,171)	(2,738)	(3,086)

(Loss) Income from Continuing Operations Before Provision for Income Taxes	(2,258)	(13,810)	35,522
Provision for Income Taxes (Note 5)	3,692	8,466	9,784

(Loss) Income from Continuing Operations	(5,950)	(22,276)	25,738
(Loss) Income from Discontinued Operation (net of income tax benefit of $10, $65 and $1,508 in 2009, 2008, and 2007, respectively; Note 9)	(18)	37	(2,750)

Net (Loss) Income	(5,968)	(22,239)	22,988
Net Loss (Income) Attributable to Noncontrolling Interest	44	(319)	(320)

Net (Loss) Income Attributable to Kadant	$(5,924)	$(22,558)	$22,668

Amounts Attributable to Kadant:
(Loss) Income from Continuing Operations	$(5,906)	$(22,595)	$25,418
(Loss) Income from Discontinued Operation	(18)	37	(2,750)

Net (Loss) Income Attributable to Kadant	$(5,924)	$(22,558)	$22,668

(Loss) Earnings per Share from Continuing Operations (Note 13)
Basic	$(.48)	$(1.67)	$1.80
Diluted	$(.48)	$(1.67)	$1.78
(Loss) Earnings per Share (Note 13)
Basic	$(.48)	$(1.67)	$1.61
Diluted	$(.48)	$(1.67)	$1.59
Weighted Average Shares (Note 13)
Basic	12,331	13,527	14,116

Diluted	12,331	13,527	14,290

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2009 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$45,675	$40,139
Accounts receivable, less allowances of $2,493 and $2,985	36,436	54,517
Unbilled contract costs and fees	3,370	9,631
Inventories	37,435	55,762
Other current assets	7,859	16,434
Assets of discontinued operation (Note 9)	496	524

Total Current Assets	131,271	177,007

Property, Plant, and Equipment, at Cost, Net	38,415	41,638

Other Assets	12,277	13,127

Intangible Assets	28,071	30,115

Goodwill	97,622	95,030

Total Assets	$307,656	$356,917

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$500	$3,289
Accounts payable	17,612	24,212
Accrued payroll and employee benefits	11,515	14,475
Customer deposits	11,920	11,747
Other current liabilities	20,380	22,840
Liabilities of discontinued operation (Note 9)	2,427	2,427

Total Current Liabilities	64,354	78,990

Deferred Income Taxes (Note 5)	8,240	10,322

Other Long-Term Liabilities (Note 3)	18,281	21,090

Long-Term Obligations (Note 6)	22,750	52,122

Commitments and Contingencies (Note 7)

Shareholders’ Investment (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	92,244	92,916
Retained earnings	146,624	152,548
Treasury stock at cost, 2,219,221 and 2,074,362 shares	(46,558)	(46,707)
Accumulated other comprehensive items (Note 14)	252	(6,188)

Total Kadant Shareholders’ Investment	192,708	192,715

Noncontrolling interest	1,323	1,678

Total Shareholders’ Investment	194,031	194,393

Total Liabilities and Shareholders’ Investment	$307,656	$356,917

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2009 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2009	2008	2007
Operating Activities
Net (loss) income attributable to Kadant	$(5,924)	$(22,558)	$22,668
Net (loss) income attributable to noncontrolling interest	(44)	319	320
Loss (income) from discontinued operation	18	(37)	2,750

(Loss) income from continuing operations	(5,950)	(22,276)	25,738
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Goodwill impairment	–	40,333	–
Depreciation and amortization	7,448	7,530	7,363
Stock-based compensation expense	2,669	2,945	1,796
(Gain) loss on sale of property, plant and equipment	(12)	(1,761)	20
Provision for losses on accounts receivable	305	1,252	216
Deferred income tax expense	892	4,051	4,930
Other non-cash items, net	1,524	1,372	(1,716)
Changes in assets and liabilities, net of effects of acquisitions and disposition:
Accounts receivable	18,625	(220)	(5,657)
Unbilled contract costs and fees	6,736	17,412	(3,213)
Inventories	18,833	(10,202)	(3,827)
Other assets	9,828	(1,387)	(923)
Accounts payable	(6,657)	(11,900)	2,806
Other liabilities	(6,325)	(6,191)	5,976
Contributions to pension plan	(4,800)	(1,600)	–

Net cash provided by continuing operations	43,116	19,358	33,509
Net cash provided by (used in) discontinued operation	10	803	(1,866)

Net cash provided by operating activities	43,126	20,161	31,643

Investing Activities
Purchases of property, plant, and equipment	(2,804)	(6,198)	(4,908)
Acquisitions consideration	(1,354)	(2,119)	(2,867)
Proceeds from sale of property, plant, and equipment	115	2,859	157
Other, net	–	155	(633)

Net cash used in continuing operations	(4,043)	(5,303)	(8,251)
Net cash provided by discontinued operation	–	–	660

Net cash used in investing activities	(4,043)	(5,303)	(7,591)

Financing Activities
Repayments of short- and long-term obligations	(54,153)	(54,474)	(13,633)
Proceeds from issuance of short- and long-term obligations	22,000	68,791	–
Purchases of Company common stock	(3,722)	(47,623)	(5,185)
Proceeds from issuance of Company common stock	544	3,825	9,225
Tax benefits from stock-based compensation awards	33	532	2,946
Other, net	(6)	(766)	(25)

Net cash used in continuing operations in financing activities	(35,304)	(29,715)	(6,672)

Exchange Rate Effect on Cash from Continuing Operations	1,757	(6,558)	1,945

Change in Cash from Discontinued Operation	–	1	2,594

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	5,536	(21,414)	21,919
Cash and Cash Equivalents at Beginning of Year	40,139	61,553	39,634

Cash and Cash Equivalents at End of Year	$45,675	$40,139	$61,553

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2009 Financial Statements

Consolidated Statement of Comprehensive Income (Loss) and Shareholders’ Investment

(In thousands, except par value	2009	2008	2007
Comprehensive Income (Loss)

Net (Loss) Income	$(5,968)	$(22,239)	$22,988

Other Comprehensive Items:
Foreign currency translation gain (loss)	6,844	(14,964)	10,984
Pension and other post-retirement liability adjustments, net (net of tax of $167, $52, and $378 in 2009, 2008, and 2007, respectively)	(931)	(5,510)	(999)
Deferred gain (loss) on hedging instruments (net of tax of $7, $200 and $95 in 2009, 2008, and 2007, respectively)	575	(1,715)	(33)

Other Comprehensive Items	6,488	(22,189)	9,952

Comprehensive Income (Loss)	520	(44,428)	32,940
Comprehensive Income Attributable to Noncontrolling Interest	(4)	(216)	(445)

Comprehensive Income (Loss) Attributable to Kadant	$516	$(44,644)	$32,495

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning and end of year (14,624,159 shares at year-end 2009 and 2008; 14,604,520 shares at year-end 2007)	$146	$146	$146

Capital in Excess of Par Value:
Balance at beginning of year	92,916	91,753	93,002
Activity under employees’ and directors’ stock plans	(648)	631	(4,195)
Tax benefits related to employees’ and directors’ stock plans	33	532	2,946
Acquisition of minority interest in subsidiary	(57)	–	–

Balance at end of year	92,244	92,916	91,753

Retained Earnings:
Balance at beginning of year	152,548	175,106	153,147
Net (loss) income attributable to Kadant	(5,924)	(22,558)	22,668
Adoption of FIN 48	–	–	(709)

Balance at end of year	146,624	152,548	175,106

Treasury Stock, at Cost:
Balance at beginning of year (2,074,362; 174,045; and 616,737 shares)	(46,707)	(4,152)	(14,401)
Purchases of Company common stock (289,800; 2,140,800; and 205,700 shares)	(2,891)	(48,454)	(5,185)
Activity under employees’ and directors’ stock plans (144,941; 240,483; and 648,392 shares)	3,040	5,899	15,434

Balance at end of year (2,219,221; 2,074,362; and 174,045 shares)	(46,558)	(46,707)	(4,152)

Accumulated Other Comprehensive Items:
Balance at beginning of year	(6,188)	15,898	6,071
Other comprehensive items	6,440	(22,086)	9,827

Balance at end of year	252	(6,188)	15,898

Total Kadant Shareholders’ Investment	192,708	192,715	278,751

Noncontrolling Interest:
Balance at beginning of year	1,678	1,462	1,017
Net (loss) income attributable to noncontrolling interest	(44)	319	320
Acquisition of minority interest in subsidiary	(141)	–	–
Dividend paid	(218)	–	–
Other comprehensive items	48	(103)	125

Balance at end of year	1,323	1,678	1,462

Total Shareholders’ Investment	$194,031	$194,393	$280,213

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. and its subsidiaries’ (collectively, the Company) continuing operations include one operating segment, Pulp and Papermaking Systems (Papermaking Systems), and two separate product lines reported in Other Businesses, Fiber-based Products and Casting Products, through its sale in April 2007. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products for the global papermaking and paper recycling industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Through its Fiber-based Products business, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications. The Company manufactured grey and ductile iron castings through its Casting Products business until its sale in April 2007.

In 2005, the Company’s Kadant Composites LLC subsidiary (Composites LLC) sold its composites business, which is presented as a discontinued operation in the accompanying consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At January 2, 2010, the accrued warranty costs for Composites LLC were $2,142,000, which represents the low end of the range of potential loss for products under warranty based on the level of claims received through the end of 2009. Composites LLC has calculated that the potential warranty cost ranges from $2,142,000 to approximately $13,100,000. See Warranty Obligations for Discontinued Operation below for further information. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in the Company’s consolidated financial statements. See Note 7 for information related to pending litigation associated with the composites business.

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

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest to December 31. References to 2009, 2008, and 2007 are for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

Kadant Inc.	2009 Financial Statements

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations for continuing operations and the discontinued operation, income taxes, the valuation of goodwill and intangible assets, inventories, pension obligations, and derivatives. A discussion on the application of these and other accounting policies is included in Note 1.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue under Accounting Standards Codification (ASC) 605, “Revenue Recognition,” (ASC 605). Revenue is generally recognized when products are delivered or services are performed. The Company includes in revenue amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenues. When the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance.

Due to the significance of the Company’s capital goods and spare parts businesses, most of the Company’s revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements (e.g., installation), the Company considers the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under ASC 605, revenues for products sold that require installation for which the installation is essential to functionality, or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment with estimated installation costs accrued.

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method pursuant to ASC 605. Revenues recorded under the percentage-of-completion method were $24,693,000 in 2009, $58,077,000 in 2008, and $103,489,000 in 2007. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.

Kadant Inc.	2009 Financial Statements

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

(In thousands)	2009	2008
Balance at Beginning of Year	$3,671	$3,619
Provision charged to income	960	4,233
Usage	(1,887)	(4,040)
Currency translation	57	(141)

Balance at End of Year	$2,801	$3,671

Warranty Obligations for Discontinued Operation

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

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. As of January 2, 2010, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

See Note 7 for information related to pending litigation associated with the composites business.

Income Taxes

In accordance with ASC 740, “Income Taxes,” (ASC 740), the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 2, 2010, the Company believes that it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

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

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

Company could incur a liability to Thermo Electron and/or various taxing authorities, which could adversely affect the Company’s results of operations, financial position, and cash flows.

(Loss) Earnings per Share

Basic (loss) earnings per share has been computed by dividing net (loss) income attributable to Kadant by the weighted average number of shares outstanding during the year. Diluted earnings per share was computed assuming the effect of all potentially dilutive securities, including stock options and restricted stock units, as well as their related tax effects.

Cash and Cash Equivalents

At year-end 2009 and 2008, the Company’s cash equivalents included investments in money market funds and other marketable securities, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Supplemental Cash Flow Information

(In thousands)	2009	2008	2007
Cash Paid for Interest	$1,929	$2,732	$3,182
Cash (Refunded) Paid for Income Taxes	$(1,635)	$4,340	$5,095

Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,685	$488	$464

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

(In thousands)	2009	2008
Raw Materials and Supplies	$15,347	$21,687
Work in Process	7,500	16,230
Finished Goods (includes $1,093 and $2,452 at customer locations)	14,588	17,845

	$37,435	$55,762

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the property as follows: buildings, 10 to 40 years; machinery and equipment, 2 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Property, plant, and equipment consist of the following:

(In thousands)	2009	2008
Land	$4,225	$4,629
Buildings	34,656	36,495
Machinery, Equipment, and Leasehold Improvements	61,819	62,101

	100,700	103,225
Less: Accumulated Depreciation and Amortization	62,285	61,587

	$38,415	$41,638

Depreciation and amortization expense related to property, plant, and equipment was $5,024,000, $5,040,000, and $4,871,000 in 2009, 2008, and 2007, respectively.

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

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

Acquired intangible assets are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
January 2, 2010
Customer relationships	$16,308	$1,405	$(5,558)	$12,155
Intellectual property	13,057	–	(7,286)	5,771
Tradename	8,100	–	–	8,100
Non-compete agreements	3,119	–	(3,119)	–
Distribution network	2,400	–	(662)	1,738
Licensing agreements	400	–	(93)	307

	$43,384	$1,405	$(16,718)	$28,071

January 3, 2009
Customer relationships	$16,308	$1,025	$(4,293)	$13,040
Intellectual property	13,057	–	(6,291)	6,766
Tradename	8,100	–	–	8,100
Non-compete agreements	3,119	–	(3,119)	–
Distribution network	2,400	–	(518)	1,882
Licensing agreements	400	–	(73)	327

	$43,384	$1,025	$(14,294)	$30,115

Amortization of acquired intangible assets was $2,424,000 in 2009, $2,490,000 in 2008, and $2,492,000 in 2007. The estimated future amortization expense of acquired intangible assets is $2,414,000 in 2010; $2,221,000 in 2011; $2,024,000 in 2012; $2,024,000 in 2013; $2,024,000 in 2014; and $9,264,000 in the aggregate thereafter.

Goodwill

Goodwill as of year-end 2009 and 2008 relates entirely to the Company’s Papermaking Systems segment. The changes in the carrying amount of goodwill in 2009 and 2008 are as follows:

(In thousands)	2009	2008
Balance as of Beginning of Year:
Gross Balance at Beginning of Year	$180,539	$185,988
Accumulated Impairment Losses	(85,509)	(45,176)

Net Balance at Beginning of Year	95,030	140,812

Goodwill impairment	–	(40,333)
Decrease due to Kadant Johnson acquisition	–	(112)
Currency translation adjustment	2,592	(5,337)

Total Adjustments	2,592	(45,782)

Balance as of End of Year:
Gross Balance at End of Year	183,131	180,539
Accumulated Impairment Losses	(85,509)	(85,509)

Net Balance at End of Year	$97,622	$95,030

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. No impairment charges were recorded in 2007. As a result of the losses experienced during 2009, the Company performed goodwill impairment tests at April 4, 2009, July 4, 2009, October 3, 2009, and January 2, 2010 and no impairment charges were required. In 2008, the Company recorded a $40,333,000 pre-tax, non-cash impairment charge associated with its stock-preparation reporting unit as a result of this evaluation. During the fourth quarter of 2008, the Company experienced a significant decline in its stock price. As a result of the decline in the Company’s stock price, its market capitalization fell significantly below the recorded value of its consolidated net assets. The reduced market capitalization reflected, in part, the current economic climate, which led to weakness in demand for some of its products.

The Company completed its impairment test as of year-end 2008 testing goodwill for impairment using the two-step method (as prescribed under ASC 350, “Intangibles–Goodwill and Other,”) on a “reporting unit” basis. The Company’s reporting units are as follows: (1) stock-preparation (2) accessories and water management and (3) fluid handling. In step 1, goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The fair values of the reporting units were determined utilizing a discounted cash flow methodology and considered such assumptions as weighted average cost of capital, revenue growth, profitability, capital expenditures, and working capital requirements. The determination of discounted cash flow is based on the Company’s long-range forecasts. The revenue growth rates included in the forecast are the Company’s best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty.

These forecasts reflected an anticipated decline in stock-preparation equipment sales, especially in China, which the Company expected would occur over the next several years given the economic environment and its impact on paper producers. As a result, the stock-preparation reporting unit failed step 1. In step 2, the Company calculated the implied fair value of goodwill for the stock-preparation reporting unit by deducting the estimated fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit as determined in step 1. The Company then compared the implied fair value of goodwill as determined in step 2 to the carrying value of goodwill. The impairment test indicated that the carrying amounts of goodwill for the stock-preparation reporting unit within the Company’s papermaking systems segment exceeded its implied fair value, and as a result, the Company recorded a $40,333,000 non-cash impairment charge to write down the goodwill associated with this reporting unit. The goodwill impairment test indicated that the estimated fair value of goodwill and indefinite-lived intangible assets associated with its other reporting units (accessories and water management and fluid-handling) exceeded their carrying value and, as a result, no adjustment to goodwill was required for these reporting units. As part of the impairment test, the Company compared the sum of the estimated fair values of its reporting units with its fully diluted common stock market capitalization as a basis for concluding on the reasonableness of the estimated reporting units’ fair values. After the impairment charge of $40,333,000 associated with the stock-preparation reporting unit, the remaining goodwill by reporting unit was as follows:

(In thousands)	2009	2008
Stock-Preparation	$14,731	$14,736
Accessories and Water Management	23,812	22,769
Fluid-Handling	59,079	57,525

	$97,622	$95,030

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company assesses its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows were less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts and the fair values of the assets. In the fourth quarter of 2008, the Company experienced a significant decline in its stock price and its market capitalization, which the Company believed to be impairment indicators. As a result, the Company performed an impairment test of its long-lived assets as of year-end 2008. No adjustment was required to the carrying value of its long-lived assets, other than goodwill.

Foreign Currency Translation and Transactions

All assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for each quarter in accordance with ASC 830, “Foreign Currency Matters.” Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ investment (see Note 14). Foreign currency transaction gains and losses are included in the accompanying consolidated statement of operations and are not material for the three years presented.

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments to employees and directors based on the grant date estimate of fair value for those awards. The Company uses the grant date trading price of the Company’s common stock to determine the fair value for restricted stock units (RSUs). Compensation expense is recognized ratably over the vesting period of the award. For RSUs that include a performance condition, compensation expense is recognized during the performance period based on the probable number of RSUs expected to vest. The compensation expense recognized is net of forfeitures.

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

ASC 815, “Derivatives and Hedging,” requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in

Kadant Inc.	2009 Financial Statements

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

Recent Accounting Pronouncements

Accounting for Decreases in Ownership of a Subsidiary. In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidation,” and expands the disclosures required for the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance was effective on January 4, 2009. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

Revenue Arrangements with Multiple Deliverables. In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (fiscal 2011). The Company is currently evaluating the provisions of this guidance, but does not anticipate that it will have a material effect on its consolidated financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with GAAP for all nongovernmental entities. The Codification supersedes all existing authoritative literature, except for rules and interpretive releases of the SEC for registrants. The adoption of this new accounting guidance had no effect on the Company’s accompanying consolidated financial statements.

Subsequent Events. In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In December 2008, the FASB issued new guidance under ASC 715, “Compensation – Retirement Benefits,” to require additional disclosures about an employer’s plan assets of defined benefit pension or other postretirement plans, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this guidance must be provided in financial statements for fiscal years ending after December 15, 2009 (fiscal 2009). The Company has included the disclosures required by this guidance in the accompanying consolidated financial statements.

Intangible Assets. In April 2008, the FASB issued new guidance under ASC 350, “Intangibles – Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This guidance was effective for financial statements

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

1.   Nature of Operations and Summary of Significant Accounting Policies (continued)

issued for fiscal years (and interim periods) beginning after December 15, 2008 (fiscal 2009). The application of this guidance had no effect on the accompanying consolidated financial statements.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued new guidance under ASC 815, “Derivatives and Hedging,” that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for fiscal years (and interim periods) beginning after November 15, 2008 (fiscal 2009). The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

Noncontrolling Interests. In December 2007, the FASB issued new guidance under ASC 810, “Consolidation” related to noncontrolling interests in consolidated financial statements. The noncontrolling interest guidance required, among other things, that minority interests be presented as noncontrolling interests and classified as a component of shareholders’ investment and excluded from net (loss) income. The adoption of the guidance requires retrospective application to all periods presented. This guidance was effective for the Company beginning January 4, 2009, and the new presentation of noncontrolling interests is included in the accompanying consolidated financial statements.

Business Combinations. In December 2007, the FASB issued new guidance under ASC 805, “Business Combinations,” which establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (fiscal 2009). The application of this guidance did not have a material effect on the accompanying consolidated financial statements; however, the rule changes may materially affect the accounting for any future business combinations.

Fair Value Measurements. In September 2006, the FASB issued guidance under ASC 820, “Fair Value Measurements and Disclosures,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets. This guidance, as amended, was effective for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis, for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2009). The application of this guidance did not have a material effect on the accompanying consolidated financial statements.

Reclassifications

The Company has revised its 2008 and 2007 presentations related to its noncontrolling interest in the accompanying consolidated financial statements to conform to the 2009 presentation as a result of the adoption of new guidance under ASC 810, “Consolidation.”

2.   Disposition

Disposition

In 2007, the Company’s Kadant Johnson Holdings Inc. (formerly Specialty Castings Inc.) subsidiary sold substantially all the assets of its Casting Products business for $390,000, resulting in a pre-tax loss of $388,000.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans

Stock-Based Compensation Plans

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, restricted stock units, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 906,106 shares available for grant under stock-based compensation plans at January 2, 2010.

The Company recognizes compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards. The Company uses the grant date trading price of the Company’s common stock to determine the fair value for restricted stock awards. Compensation expense is recognized ratably over the vesting period of the award. The total share-based compensation expense was $2,669,000, $2,945,000, and $1,796,000 in 2009, 2008, and 2007, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

Restricted Stock Units

On March 4, 2009, the Company granted an aggregate of 20,000 RSUs to its outside directors with an aggregate fair value of $157,000, which vested at a rate of 5,000 shares per quarter on the last day of each quarter in 2009. On March 4, 2009, the Company also granted to its outside directors an aggregate of 40,000 RSUs with an aggregate fair value of $314,000, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 40,000 RSUs will be forfeited if a change in control does not occur prior to the end of the first quarter of 2010.

On March 3, 2008, the Company granted an aggregate of 20,000 RSUs to its outside directors with an aggregate fair value of $488,000, which vested at a rate of 5,000 shares per quarter on the last day of each quarter in 2008. The March 3, 2008 awards also included an aggregate of 40,000 RSUs with an aggregate fair value of $975,000, which only would have vested if a change in control had occurred prior to the end of the first quarter of 2009. The 40,000 RSUs were forfeited at the end of the first quarter of 2009 with no compensation expense recognized.

Performance-Based Restricted Stock Units

On March 3, 2009, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 92,500 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $8.47 per share. The RSUs will vest in their entirety on the last day of the Company’s 2011 fiscal year, provided the officer remains employed by the Company through the vesting date. The target RSU amount was subject to adjustment based on the achievement of a specified EBITDA (earnings before interest, taxes, depreciation and amortization) target generated from continuing operations for the 2009 fiscal year and resulted in an adjusted RSU amount of 55,610 shares deliverable upon vesting.

On March 3, 2008, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 93,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $25.07 per share. The RSUs will vest in their entirety on the last day of the Company’s 2010 fiscal year, provided that the officer remains employed by the Company through the vesting date. The target RSU amount was subject to adjustment based on the achievement of a specified EBITDA target generated from continuing operations for the 2008 fiscal year and resulted in an adjusted RSU amount of 47,430 shares deliverable upon vesting.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans (continued)

On May 24, 2007, the Company granted to certain of its officers performance-based RSUs, which represented, in aggregate, the right to receive 104,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $28.21 per share. The target RSU amount was subject to adjustment based on the achievement of specified EBITDA targets generated from continuing operations for the nine-month period ended December 29, 2007 and resulted in an adjusted RSU amount of 134,160 shares deliverable upon vesting. These RSUs vested in their entirety on the last day of the Company’s 2009 fiscal year.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company recognizes compensation expense associated with performance-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $1,976,000, $1,817,000 and $869,000 was recognized in 2009, 2008 and 2007, respectively, associated with performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $686,000 at January 2, 2010, and will be recognized over a weighted average period of 1.4 years.

Time-Based Restricted Stock Units

The Company granted time-based RSUs in 2007 and 2008 to certain employees of the Company. In general, these RSUs vest in their entirety on the fourth anniversary of the grant date. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Compensation expense of $443,000, $496,000, and $260,000, respectively, was recognized in 2009, 2008, and 2007 associated with these time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $715,000 at January 2, 2010 and will be recognized over a weighted average period of 1.7 years.

A summary of the activity of the Company’s unvested restricted stock units for 2009 is as follows:

Unvested Restricted Stock Units	Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested RSUs at January 3, 2009	294	$27.05
Granted	116	$8.15
Vested	(154)	$25.57
Forfeited / Expired	(44)	$24.69

Unvested RSUs at January 2, 2010	212	$17.89

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans (continued)

Stock Options

Options granted in 2001 and after have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Company generally issues its common stock out of treasury stock to satisfy option exercises. The Company did not grant stock options in 2009, 2008, or 2007.

A summary of the Company’s stock option activity for 2009 is as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price(a)	Weighted Average Remaining Contractual Life
Options Outstanding, Beginning of Year	84	$41.46	1.2 years
Expired	(63)	48.94

Options Outstanding and Exercisable, End of Year	21	$19.13	2.7 years

(a)	Market price per share on January 2, 2010 was $15.96.

A summary of the Company’s stock option exercises in 2009, 2008, and 2007 are as follows:

(In thousands)	2009	2008	2007
Total intrinsic value of options exercised	$–	$1,534	$8,508
Cash received from options exercised	–	2,894	9,225
Income tax benefits from options exercised	–	544	2,893

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2009, 2008, and 2007 plan years, the Company issued 30,509 shares, 24,816 shares, and 19,639 shares, respectively, of its common stock under this plan.

401(k) Savings and Other Defined Contribution Plans

The Company’s U.S. subsidiaries participate in the Kadant Inc. 401(k) Retirement Savings Plan sponsored by the Company. Contributions to the plan are made by both the employee and the Company. Company contributions are based upon the level of employee contributions. All contributions related to the plan are immediately vested. Effective April 2009, 401(k) retirement savings plans previously sponsored by two of the Company’s U.S. subsidiaries were merged into this plan. Prior to April 2009, two of the Company’s U.S. subsidiaries sponsored separate 401(k) retirement savings plans. Contributions to these plans were made by both the employee and the Company. Company contributions were based on the level of employee contributions. All contributions related to these plans were immediately vested.

Certain of the Company’s subsidiaries offer other retirement plans, the majority of which are defined contribution plans. Company contributions to these plans are based on formulas determined by the Company.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans (continued)

For these plans, the Company contributed and charged to expense approximately $2,318,000, $2,558,000, and $2,618,000 in 2009, 2008, and 2007, respectively.

Defined Benefit Pension Plan and Post-Retirement Welfare Benefits Plans

The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees of one of the Company’s U.S. subsidiaries and the corporate office. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. This same subsidiary also has a post-retirement welfare benefits plan (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the subsidiary’s contributions.

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

In accordance with ASC 715, an employer is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The prior service income and actuarial loss included in accumulated other comprehensive items and expected to be recognized in net periodic pension cost in 2010 are $2,000 and $436,000, respectively.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans (continued)

The following table summarizes the change in benefit obligation; the change in plan assets; the funded status; and the amounts recognized in the balance sheets for the Company’s pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$21,702	$21,190	$4,247	$4,601
Service cost	820	806	147	83
Interest cost	1,322	1,198	252	248
Actuarial (gain) loss	1,814	(201)	410	(206)
Benefits paid	(1,211)	(1,291)	(844)	(406)
Effect of currency translation	–	–	49	(73)

Benefit obligation at end of year	$24,447	$21,702	$4,261	$4,247

Change in Plan Assets:
Fair value of plan assets at beginning of year	$14,280	$18,219	$–	$–
Actual return on plan assets	2,561	(4,248)	–	–
Employer contribution	4,800	1,600	844	406
Benefits paid	(1,211)	(1,291)	(844)	(406)

Fair value of plan assets at end of year	$20,430	$14,280	$–	$–

Unfunded status	$(4,017)	$(7,422)	$(4,261)	$(4,247)

Accumulated benefit obligation as of year-end	$20,283	$18,083	$1,366	$1,452

Amounts Recognized in the Balance Sheet Consist of:
Current liability	$–	$(2,556)	$–	$–
Non-current liability	(4,017)	(4,866)	(4,261)	(4,247)

Total amount recognized	$(4,017)	$(7,422)	$(4,261)	$(4,247)

Amounts Recognized in Accumulated Other Comprehensive Items Before Tax Consist of:
Unrecognized net actuarial (loss) gain	$(8,218)	$(8,165)	$(89)	$321
Unrecognized prior service (cost) income	(439)	(494)	174	907

Total	$(8,657)	$(8,659)	$85	$1,228

Changes in Amounts Recognized in Accumulated Other Comprehensive Items Before Tax:
Current year unrecognized net actuarial (loss) gain	$(550)	$(5,511)	$(412)	$194
Current year curtailment gain	–	–	(279)	–
Amortization of unrecognized prior service cost (income)	55	55	(454)	(795)
Amortization of unrecognized net actuarial loss	497	57	2	–

Total	$2	$(5,399)	$(1,143)	$(601)

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans (continued)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.75%	6.25%	5.44%	6.03%
Rate of compensation increase	4.00%	4.00%	2.00%	2.00%

The projected benefit obligations and fair value of plan assets for the Company’s pension plans with projected benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets:
Projected benefit obligation	$24,447	$21,702	$1,815	$1,840
Fair value of plan assets	$20,430	$14,280	$–	$–

The accumulated benefit obligations and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:
Accumulated benefit obligation	$–	$18,083	$1,366	$1,452
Fair value of plan assets	$–	$14,280	$–	$–

	Pension Benefits			Other Benefits
(In thousands)	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost (Income):
Service cost	$820	$806	$819	$147	$83	$104
Interest cost	1,322	1,198	1,119	252	248	236
Expected return on plan assets	(1,297)	(1,464)	(1,442)	–	–	–
Recognized net actuarial loss	497	57	36	2	–	28
Amortization of prior service cost (income)	55	55	55	(454)	(795)	(794)

Net periodic benefit cost (income)	1,397	652	587	(53)	(464)	(426)
Curtailment gain	–	–	–	(279)	–	–

Net periodic benefit cost (income)	$1,397	$652	$587	$(332)	$(464)	$(426)

The weighted-average assumptions used to determine net periodic benefit cost (income) were as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.00%	5.75%	6.37%	5.89%	5.45%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	–	–	–
Rate of compensation increase	4.00%	4.00%	4.00%	2.00%	2.00%	2.00%

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans (continued)

In developing the overall expected long-term return on plan assets assumption, a building block approach was used in which rates of return in excess of inflation were considered separately for equity securities, debt securities, and other assets. The excess returns were weighted by the representative target allocation and added along with an appropriate rate of inflation to develop the overall expected long-term return on plan assets assumption. The Company believes this determination is consistent with ASC 715.

Assumed weighted-average healthcare cost trend rates as of year-end were as follows:

	2009	2008
Healthcare cost trend rate assumed for next year	5.44%	5.89%
Ultimate healthcare cost trend rate	5.00%	5.11%
Year that the assumed rate reaches ultimate rate	2011	2011

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components—(expense) income	$–	$–
Effect on post-retirement benefit obligation—(increase) decrease	$(1)	$1

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at year-end 2009 by asset category are as follows:

	Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
Money Market	$115	$–	$–	$115
Fixed Income (a)	$5,969	$–	$–	$5,969
U.S. Equity (b)	$3,371	$–	$–	$3,371
International Equity (b)	$822	$–	$–	$822
Fixed Income (c)	$–	$9,062	$–	$9,062
Real Estate (d)	$–	$1,091	$–	$1,091

(a) U.S. and government fixed income securities and investment and non-investment grade corporate securities.

(b) Common stock index funds.

(c) Investments in commingled funds that invest in a diversified blend of investment and non-investment grade fixed income securities.

(d) Investment in a commingled fund that invests in a diversified portfolio of direct real estate investments.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans (continued)

Description of Fair Value Measurements

Level 1 – Quoted, active market prices for identical assets. Share prices of the funds, referred to as a fund’s Net Asset Value (“NAV”), are calculated daily based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds occur by contract at the respective fund’s redemption date NAV.

Level 2 – Observable inputs other than Level 1 prices, based on model-derived valuations in which all significant inputs are observable in active markets. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds occur by contract at the respective fund’s redemption date NAV.

Level 3 – Unobservable inputs based on the Company’s own assumptions.

The Company has developed an investment policy for its noncontributory defined benefit retirement plan. The investment strategy is to emphasize total return, that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plan’s assets is the emphasis on consistent growth, specifically, growth in a manner that protects the plan’s assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.

The primary objective for the noncontributory defined benefit retirement plan is to provide long-term capital appreciation through investment in equity and debt securities. The following target asset allocation has been established for the plan:

Asset Category	Minimum	Neutral	Maximum
Equity securities	15%	20%	25%
Debt securities	70%	75%	80%
Other	0%	5%	10%

Total		100%

All equity securities must be drawn from recognized securities exchanges. Debt securities must be weighted to reflect a portfolio average maturity of not more than ten years, with average benchmark duration of five years. The credit quality must equal or exceed high investment grade quality (“Baa3” or better).

Cash Flows

Contributions

The Company expects to make cash contributions of $4,800,000 to its noncontributory defined benefit retirement plan in 2010. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2010.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

3.   Employee Benefit Plans (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2009.

(In thousands)	Pension Benefits	Other Benefits
2010	$3,306	$319
2011	1,027	295
2012	1,537	280
2013	1,302	569
2014	1,037	317
2015-2019	9,427	2,048

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

All eligible retirees of one of the Company’s U.S. subsidiaries are currently participating in a post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, the monthly contribution to the plan was capped at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 6% in 2009, decreasing to an ultimate rate of 0% in 2012.

All eligible retirees of our Kadant Johnson Inc. subsidiary are currently participating in a post-retirement welfare benefits plan. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions up to annual employee and plan stop loss limitations. This plan will be closed to employees who will not meet its retirement eligibility requirements on January 1, 2012. The medical healthcare cost trend rate is assumed to be 6% in 2009, decreasing to an ultimate rate of 5% in 2011.

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

Kadant Inc.	2009 Financial Statements

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

At January 2, 2010, the Company had reserved 1,308,911 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.   Income Taxes

The components of (loss) income from continuing operations before provision for income taxes are as follows:

(In thousands)	2009	2008	2007
Domestic	$(7,353)	$(32,079)	$16,289
Foreign	5,095	18,269	19,233

	$(2,258)	$(13,810)	$35,522

The components of the provision for income taxes from continuing operations are as follows:

(In thousands)	2009	2008	2007
Current Provision:
Federal	$1,320	$241	$1,039
Foreign	1,337	3,855	3,261
State	143	319	554

	2,800	4,415	4,854

Deferred Provision:
Federal	666	4,373	5,092
Foreign	387	(8)	81
State	(161)	(314)	(243)

	892	4,051	4,930

	$3,692	$8,466	$9,784

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

5.   Income Taxes (continued)

The provision for income taxes included in the accompanying statement of operations is as follows:

(In thousands)	2009	2008	2007
Continuing Operations	$3,692	$8,466	$9,784
Discontinued Operation	(10)	(65)	(1,508)

	$3,682	$8,401	$8,276

The Company generally receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. There were no stock option exercises in 2009. The current provision for income taxes does not reflect $544,000 and $2,893,000 of such benefits from the exercise of stock options that have been allocated to capital in excess of par value in 2008 and 2007, respectively. In addition, in 2009 and 2008, there is an additional tax provision of $33,000 and $12,000, respectively, associated with restricted stock awards.

The provision for income taxes from continuing operations in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to (loss) income from continuing operations before provision for income taxes due to the following:

(In thousands)	2009	2008	2007
(Benefit) Provision for Income Taxes at Statutory Rate	$(790)	$(4,833)	$12,433
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	(57)	3	382
U.S. tax cost (benefit) of foreign earnings	4,457	(12)	(467)
Foreign tax rate differential	(1,531)	(2,117)	(2,802)
Unrecognized tax benefit reserves, net	913	1,064	59
Change in valuation allowance	739	14,514	17
Nondeductible expenses	474	283	542
Research and development tax credits	(545)	(419)	(144)
Other	32	(17)	(236)

	$3,692	$8,466	$9,784

The U.S. tax cost of foreign earnings in 2009 primarily includes a $13,122,000 provision related to foreign cash repatriation offset by an $8,873,000 benefit from foreign tax credits associated with the repatriation of foreign earnings. The change in valuation allowance of $739,000 in 2009 includes a $5,948,000 provision associated with foreign tax credits and a $1,175,000 provision associated with providing a valuation allowance on certain foreign deferred tax assets, offset by a $6,384,000 benefit associated primarily with the reduction in valuation allowances on certain U.S. deferred tax assets due to the foreign dividends.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

5.   Income Taxes (continued)

Net deferred tax liability in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2009	2008
Deferred Tax Asset (Liability):
Foreign and alternative minimum tax credits	$13,605	$7,767
Reserves and accruals	6,583	8,954
Operating loss carryforwards	4,629	2,660
Inventory basis difference	2,225	1,592
Research and development	1,746	3,656
Employee compensation	860	1,402
Allowance for doubtful accounts	336	654
Other	61	129

Deferred Tax Asset, Gross	30,045	26,814
Less: Valuation Allowance	(19,381)	(19,110)

Deferred Tax Asset, Net	10,664	7,704

Goodwill and intangible assets	(9,713)	(7,976)
Fixed assets basis difference	(2,959)	(3,140)
Revenue recognition	(2,542)	(982)
Reserves and accruals	(474)	(543)
Other	(82)	(71)

Deferred Tax Liability	(15,770)	(12,712)

Net Deferred Tax Liability	$(5,106)	$(5,008)

The deferred tax asset and liability are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance at year-end 2009 was $19,381,000. The increase in the valuation allowance in 2009 of $271,000 related primarily to applying a valuation allowance against certain deferred tax assets in foreign locations offset by the use of the domestic valuation allowance. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. As a result of the three-year cumulative loss position in the U.S. tax jurisdiction as of year-end 2009 and the uncertainty of profitability in future periods, the Company has maintained its full valuation allowance.

At year-end 2009, the Company had domestic state and foreign net operating loss carryforwards of $20,784,000 and $21,180,000, respectively, and U.S. foreign tax credits of $12,446,000. The domestic state loss carryforwards will expire in the years 2010 through 2029. Their use is limited to future taxable earnings from the Company’s domestic subsidiaries. Of the foreign net operating loss carryforwards, $12,634,000 expire in the years 2010 through 2029, and the remainder do not expire. The U.S. foreign tax credits expire beginning in 2012.

The Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the stock of its domestic subsidiaries, related primarily to unremitted earnings of

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

5.   Income Taxes (continued)

subsidiaries, because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its investment in its domestic subsidiaries tax-free.

The severe economic downturn that began at the end of 2008 and continued into 2009 negatively affected the Company’s quarterly EBITDA, which is a factor used in the financial covenants in its 2008 Credit Agreement. In the second quarter of 2009, the Company implemented a one-time cash repatriation plan to ensure that it would continue to remain in compliance with these financial covenants. Under this plan, the Company repatriated $35,612,000 of cash in 2009 from its foreign subsidiaries, which was used to repay a portion of the Company’s outstanding debt obligations in the U.S. and China. It is the Company’s intention to reinvest indefinitely the remaining earnings of its international subsidiaries in order to support the current and future capital needs of their operations. Through year-end 2009, the Company has not provided for U.S. income taxes on approximately $59,040,000 of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company remitted the foreign earnings to the U.S., would be approximately $972,000.

The Company has two subsidiaries located in China that have a tax holiday, which reduces the income tax in that country. The tax holiday began in 2007 for each company and will expire in 2011. The Company did not realize a benefit in 2009 from the tax holiday due to the current year taxable loss.

The Company operates within multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2009 and 2008 is as follows:

(In thousands)	2009	2008
Unrecognized tax benefits, beginning of year	$5,116	$4,040
Gross increases—tax positions in prior periods	9	1
Gross decreases—tax positions in prior periods	–	(171)
Gross increases—current-period tax positions	1,057	1,691
Settlements	(18)	(249)
Lapses of statutes of limitation	(25)	(196)

Unrecognized tax benefits, end of year	$6,139	$5,116

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $1,541,000 and $1,426,000 for the potential payment of interest and penalties at year-end 2009 and 2008, respectively. The interest and penalties reflected in the statement of operations in 2009 and 2008 were approximately $116,000 and $117,000, respectively.

The Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

As of year-end 2009, the Company was subject to U.S. Federal income tax examinations for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return and for the tax years 2006 through 2009, and to non-U.S. income tax examinations for the tax years 2002 through 2009. In addition, the Company was subject to state and local income tax examinations for the tax years 2005 through 2009.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

6.   Short- and Long-Term Obligations

Short- and long-term obligations at year-end 2009 and 2008 are as follows:

(In thousands)	2009	2008
Revolving Credit Facility	$15,000	$38,000
Variable Rate Term Loan, due from 2010 to 2016	8,250	8,750
Variable Rate Term Loan	–	5,872
Short-Term Obligation	–	2,789

Total Short- and Long-Term Obligations	23,250	55,411
Less: Short-Term Obligations and Current Maturities	(500)	(3,289)

Long-Term Obligations, less Current Maturities	$22,750	$52,122

The annual payment requirements for short- and long-term obligations are as follows:

(In thousands)
2010	$500
2011	500
2012	500
2013	15,500
2014	500
2015 and thereafter	5,750

The weighted average interest rate for short- and long-term obligations was 4.89% and 4.26% at year-end 2009 and 2008, respectively.

See Note 11 for the fair value information related to the Company’s long-term obligations.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon the Company’s total debt to EBITDA, as defined in the agreement, ratio. As of January 2, 2010, the outstanding balance on the 2008 Credit Agreement was $15,000,000 and the Company had $53,706,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement. The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

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

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

6.   Short- and Long-Term Obligations (continued)

matters as the Employment Retirement Income Security Act (ERISA), uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

The loans under the 2008 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of January 2, 2010, the Company was in compliance with these covenants.

2006 Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of January 2, 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $8,250,000.

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

Kadant Jining Loan

On January 28, 2008, the Company’s Kadant Jining subsidiary (Kadant Jining) borrowed 40 million Chinese renminbi. Kadant Jining repaid this borrowing in 2009.

Debt Issuance Costs

Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of January 2, 2010, unamortized debt issuance costs were approximately $426,000.

7.   Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of operations includes expenses from operating leases of $2,105,000, $2,927,000, and

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

7.   Commitments and Contingencies (continued)

$2,911,000 in 2009, 2008, and 2007, respectively. The future minimum payments due under noncancelable operating leases as of January 2, 2010 are $2,082,000 in 2010; $1,393,000 in 2011; $850,000 in 2012; $316,000 in 2013; $39,000 in 2014 and $31,000 thereafter. Total future minimum lease payments are $4,711,000.

Letters of Credit

Outstanding letters of credit issued on behalf of the Company as applicant, principally relating to performance obligations and customer deposit guarantees, totaled $23,350,000 at January 2, 2010. Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary. In late 2008, one of the Company’s customers indicated its intention to draw upon all outstanding standby letters of credit issued to the customer as beneficiary to secure warranty and performance obligations under multiple contracts. The Company believes the attempted draws by the customer in 2009 are for reasons unrelated to the Company’s warranty and performance obligations and the Company has opposed, and intends to continue to vigorously oppose, such actions. As of January 2, 2010, the customer had submitted draws against standby letters of credit totaling $2,270,000 and the Company has obtained preliminary injunctions against payment to the customer with respect to such draws. The outstanding standby letters of credit to this customer, including those for which the Company has obtained preliminary injunctions against payment, total $5,845,000. The Company could incur an additional cost if this or any other beneficiary draws upon such a standby letters of credit.

In connection with the Kadant Johnson acquisition, the Company issued a letter of credit to the sellers for $2,459,000 related to additional cash consideration the Company expects to pay in 2010.

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

Litigation

The Company was named as a co-defendant, together with the Company’s Kadant Composites LLC subsidiary (Composites LLC) and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the District Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purported to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it sought compensatory damages and punitive damages under various state consumer protection statutes. The District Court dismissed the complaint against all defendants in its entirety on November 19, 2008. On March 3, 2009, the District Court denied the plaintiffs’ post-judgment motions to vacate this order of dismissal and amend the complaint. The plaintiffs appealed the District Court’s denial of these motions to the U.S. First Circuit Court of Appeals, which affirmed the District Court’s ruling on December 23, 2009. The plaintiffs petitioned the U.S. First Circuit Court of Appeals for a rehearing en banc, which was denied on February 2, 2010.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

7.   Commitments and Contingencies (continued)

The Company has also been named as a co-defendant, together with Composites LLC and two other defendants, in several state class action complaints that are substantially similar to the complaint in the purported federal class action filed in the District Court. These complaints were filed between October 1, 2009 and November 13, 2009 in state courts in Colorado, Connecticut, Maryland, Massachusetts, New Mexico, New York, and Washington. These complaints, which are substantially identical, purport to assert, among other things, causes of action for unfair and deceptive trade practices, breach of the duty to warn, breach of warranty and unjust enrichment and seek compensatory damages for similarly situated consumers within those states in estimated amounts of less than $5 million each. The attorneys for the plaintiffs in the state class action complaints, who also represent the plaintiffs in the federal class action, have threatened to file additional state class action complaints. The Company intends to defend against these actions vigorously, but there is no assurance the Company will prevail in such defense or that additional lawsuits asserting similar claims will not be filed against the Company. The Company could incur significant costs to defend these or similar lawsuits and a judgment or a settlement of such claims could have a material adverse impact on the Company’s consolidated financial results. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

Indemnification

The Company is required to indemnify Thermo Electron, but not its shareholders, against liability for taxes arising from the Company’s conduct of business after the spin-off, or the failure of certain distributions to continue to qualify as a tax free spin-off, as described in Note 1 “Income Taxes.”

8.   Restructuring Costs (Income) and Other Income, Net

Other Income

In 2008, the Company sold real estate in France for $746,000, resulting in a pre-tax gain of $594,000, as well as real estate in the United Kingdom for $1,903,000, resulting in a pre-tax gain of $1,093,000.

2008 Restructuring Plan

The Company recorded restructuring costs of $3,802,000 in 2008 associated with its 2008 Restructuring Plan. These restructuring costs included severance and associated costs related to the reduction of 329 full-time positions in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on the then current and projected order volumes, especially in its stock-preparation equipment product line. The Company recorded additional restructuring costs of $571,000, which consisted of severance and associated costs of $257,000 and facility-related costs of $314,000, in 2009 associated with its 2008 Restructuring Plan.

2009 Restructuring Plan

The Company recorded restructuring costs of $3,858,000 in 2009 associated with its 2009 Restructuring Plan, which consisted of severance and associated costs related to the reduction of 133 full-time positions in Europe, China, the U.S., and Canada, all in its Papermaking Systems segment. These actions were taken to further adjust the Company’s cost structure and streamline its operations in response to the continued weak economic environment.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

8.   Restructuring Costs (Income) and Other Income, Net (continued)

A summary of the changes in accrued restructuring costs, of which $3,171,000 is included in other current liabilities and $465,000 is included in other long-term liabilities in the accompanying consolidated balance sheet, are as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
2008 Restructuring Plan
Balance at December 29, 2007	$–	$–	$–
Provision	3,802	–	3,802
Usage	(879)	–	(879)
Currency translation	(51)	–	(51)

Balance at January 3, 2009	2,872	–	2,872
Provision	257	314	571
Usage	(1,798)	(314)	(2,112)
Currency translation	3	–	3

Balance at January 2, 2010	$1,334	$–	$1,334

2009 Restructuring Plan
Provision	$3,846	$12	$3,858
Usage	(1,529)	(12)	(1,541)
Currency translation	(15)	–	(15)

Balance at January 2, 2010	$2,302	$–	$2,302

The Company expects to pay the remaining accrued restructuring costs as follows: $3,171,000 in 2010 and $465,000 from 2011 to 2015.

9.   Discontinued Operation

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

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

9.   Discontinued Operation (continued)

Operating results for the composites business included in the results of the discontinued operation in the accompanying consolidated statement of operations are as follows:

(In thousands)	2009	2008	2007
Operating Loss	$(28)	$ (28)	$(4,332)
Interest Income	–	–	74

Loss Before Income Tax Benefit	(28)	(28)	(4,258)
Income Tax Benefit	10	65	1,508

(Loss) Income from Discontinued Operation	$(18)	$ 37	$(2,750)

The major classes of assets and liabilities of the composites business included in the discontinued operation in the accompanying consolidated balance sheet are as follows:

(In thousands)	2009	2008
Cash and Cash Equivalents	$2	$2
Other Accounts Receivable	322	322
Other Assets	172	200

Total Assets	496	524

Accounts Payable	255	255
Accrued Warranty Costs	2,142	2,142
Other Current Liabilities	30	30

Total Liabilities	2,427	2,427

Net Liabilities	$(1,931)	$(1,903)

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. As of January 2, 2010, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC records adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

See Litigation in Note 7 for information related to pending litigation associated with the composites business.

10.   Derivatives

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

10.   Derivatives (continued)

into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the 3-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreases to $10,000,000 on December 31, 2010, and $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a 3-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63%. The fair values for these instruments as of January 2, 2010 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. The unrealized loss of $1,517,000 as of year-end 2009 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

Forward Currency-Exchange Contracts

The Company uses forward currency-exchange contracts primarily to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result primarily from portions of the Company’s operations and assets and liabilities that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets and liabilities. The Company typically manages its level of exposure to the risk of currency-exchange fluctuations by hedging a portion of its currency exposures anticipated over the ensuing 12-month period, using forward currency-exchange contracts that have maturities of 12 months or less.

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a gain (loss) of $(699,000), $896,000, and $(142,000) in 2009, 2008, and 2007, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

10.   Derivatives (continued)

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the consolidated balance sheet as of January 2, 2010:

(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)

Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$207	$7,856
Derivatives in a Liability Position:
Interest rate swap agreements	Other Long-Term Liabilities	$(1,517)	$23,250

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(98)	$1,728

(a)	See Note 11 for the fair value measurements relating to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during 2009.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended January 2, 2010:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 3, 2009	$1,800	$(151)	$1,649
(Loss) Gain Reclassified to Earnings (a)	(618)	151	(467)
Loss (Gain) Recognized in OCI	30	(138)	(108)

Unrealized loss (gain), net of tax, at January 2, 2010	$1,212	$(138)	$1,074

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying consolidated statement of operations.

As of January 2, 2010, $502,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

11.   Fair Value Measurements and Fair Value of Financial Instruments

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 2, 2010:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Forward currency-exchange contracts	$–	$207	$–	$207
Liabilities:
Forward currency-exchange contracts	$–	$98	$–	$98
Interest rate swap agreements	$–	$1,517	$–	$1,517

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2009. The Company’s financial assets and liabilities carried at fair value comprise derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying amount and fair value of the Company’s debt obligations are as follows:

	2009		2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt obligations	$22,750	$22,750	$52,122	$52,122

The carrying amounts of long-term debt obligations approximate fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

12.   Business Segment and Geographical Information

The Company has combined its operating entities into one reportable operating segment, Papermaking Systems, and two separate product lines which are reported in Other, Fiber-based Products and Casting Products, the latter of which was sold on April 30, 2007. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

12.   Business Segment and Geographical Information (continued)

The Company’s Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment, paper machine accessory equipment, water-management systems, and fluid-handling systems and equipment for the pulp and paper industry worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, and food; paper machine accessory equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. The Fiber-based Products business produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption. The Casting Products line produced grey and ductile iron castings through its sale on April 30, 2007.

(In thousands)	2009	2008	2007
Business Segment Information
Revenues:
Papermaking Systems (a)	$217,607	$321,747	$356,334
Other (b)	7,958	7,411	10,162

	$225,565	$329,158	$366,496

Revenues by Product Line:
Papermaking Systems:
Stock-Preparation Equipment	$85,731	$128,254	$165,820
Fluid-Handling	63,930	98,675	93,970
Accessories	45,895	60,715	63,128
Water-Management	20,273	31,687	31,083
Other	1,778	2,416	2,333

	$217,607	$321,747	$356,334

Other (b):
Fiber-based Products	$7,958	$7,411	$8,689
Casting Products	–	–	1,473

	$7,958	$7,411	$10,162

(Loss) Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems (c)(d)	$10,203	$1,341	$49,128
Corporate and Other (b)	(10,677)	(14,348)	(12,090)

Total operating (loss) income	(474)	(13,007)	37,038
Interest expense, net	(1,784)	(803)	(1,516)

	$(2,258)	$(13,810)	$35,522

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

12.   Business Segment and Geographical Information (continued)

(In thousands)	2009	2008	2007
Total Assets:
Papermaking Systems	$293,434	$342,785	$427,996
Corporate and Other (b,e)	13,726	13,608	7,780

Total Assets from Continuing Operations	307,160	356,393	435,776
Total Assets from Discontinued Operation	496	524	1,293

	$307,656	$356,917	$437,069

Depreciation and Amortization:
Papermaking Systems	$6,984	$7,037	$6,845
Corporate and Other (b)	464	493	518

	$7,448	$7,530	$7,363

Capital Expenditures:
Papermaking Systems	$2,529	$5,606	$4,436
Corporate and Other (b)	275	592	472

	$2,804	$6,198	$4,908

Geographical Information
Revenues (f):
United States	$108,630	$166,236	$221,573
France	54,591	69,078	61,006
China	25,820	41,594	35,227
Other	57,028	87,237	83,497
Transfers among geographic areas (g)	(20,504)	(34,987)	(34,807)

	$225,565	$329,158	$366,496

Long-lived Assets (h):
United States	$15,787	$18,546	$17,073
China	12,711	13,585	12,984
Other	9,917	9,507	11,847

	$38,415	$41,638	$41,904

Export Revenues Included in United States Revenues Above (i)	$9,934	$30,463	$69,570

(a)	Revenues from China were $21.4 million, $44.2 million, and $76.6 million in 2009, 2008, and 2007, respectively.
(b)	“Other” includes the results from the Fiber-based Products business and the Casting Products business through its sale on April 30, 2007.
(c)	Includes a goodwill impairment charge of $40.3 million in 2008 (see Note 1).
(d)	Includes restructuring costs (income) and other income, net, of $4.4 million, $2.0 million, and ($0.2) million in 2009, 2008, and 2007, respectively (see Note 8).
(e)	Primarily includes cash and cash equivalents and property, plant, and equipment.
(f)	Revenues are attributed to countries based on selling location.
(g)	Transfers among geographic areas are accounted for at prices that are representative of transactions with unaffiliated parties.
(h)	Represents property, plant, and equipment, net.
(i)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

13.   (Loss) Earnings per Share

Basic and diluted (loss) earnings per share were calculated as follows:

(In thousands, except per share amounts)	2009	2008	2007
Amounts Attributable to Kadant:
(Loss) Income from Continuing Operations	$(5,906)	$(22,595)	$25,418
(Loss) Income from Discontinued Operation	(18)	37	(2,750)

Net (Loss) Income	$(5,924)	$(22,558)	$22,668

Basic Weighted Average Shares	12,331	13,527	14,116
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	–	–	174

Diluted Weighted Average Shares	12,331	13,527	14,290

Basic (Loss) Earnings per Share:
Continuing Operations	$(.48)	$(1.67)	$1.80
Discontinued Operation	–	–	(.19)

Net (Loss) Income per Basic Share	$(.48)	$(1.67)	$1.61

Diluted (Loss) Earnings per Share:
Continuing Operations	$(.48)	$(1.67)	$1.78
Discontinued Operation	–	–	(.19)

Net (Loss) Income per Diluted Share	$(.48)	$(1.67)	$1.59

Options to purchase 44,000 shares, 60,300 shares, and 57,200 shares of common stock were not included in the computation of diluted (loss) earnings per share for 2009, 2008, and 2007, respectively, because the options’ exercise prices were greater than the average market price for the common stock, and the effect would have been antidilutive. In addition, the dilutive effect of restricted stock units totaling 56,200 shares and 104,400 shares of common stock was not included in the computation of diluted (loss) earnings per share in 2009 and 2008, respectively, as the effect would have been antidilutive.

14.    Accumulated Other Comprehensive Items

Comprehensive income combines net (loss) income and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying consolidated balance sheet, including deferred losses, unrecognized transition obligation, and unrecognized prior service income associated with pension and other post-retirement plans, deferred losses on hedging instruments, and foreign currency translation adjustments.

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2009	2008
Foreign Currency Translation Adjustments	$8,902	$2,106
Unrecognized Prior Service (Cost) Income	(179)	259
Deferred Loss on Pension and Other Post-Retirement Plans	(7,394)	(6,901)
Deferred Loss on Hedging Instruments	(1,074)	(1,649)
Unrecognized Transition Obligation	(3)	(3)

	$252	$(6,188)

Kadant Inc.	2009 Financial Statements

Notes to Consolidated Financial Statements

15.   Unaudited Quarterly Information

2009 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$64,957	$50,132	$53,716	$56,760

Gross Profit	24,640	20,784	21,940	23,442

Amounts Attributable to Kadant:
Loss from Continuing Operations (a)	(2,887)	(1,188)	(114)	(1,717)
Loss from Discontinued Operation	(4)	(5)	(5)	(4)

Net Loss	$(2,891)	$(1,193)	$(119)	$(1,721)

Basic and Diluted Loss per Share:
Continuing Operations	$(.23)	$(.10)	$(.01)	$(.14)

Net Loss	$(.23)	$(.10)	$(.01)	$(.14)

2008 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$85,864	$92,406	$83,734	$67,154

Gross Profit	34,060	38,563	34,267	28,913

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations (b)	5,117	6,893	6,835	(41,440)
(Loss) Income from Discontinued Operation	(4)	(5)	23	23

Net Income (Loss)	$5,113	$6,888	$6,858	$(41,417)

Basic Earnings (Loss) per Share:
Continuing Operations	$.36	$.50	$.51	$(3.25)

Net Income (Loss)	$.36	$.50	$.51	$(3.25)

Diluted Earnings (Loss) per Share:
Continuing Operations	$.36	$.50	$.50	$(3.25)

Net Income (Loss)	$.36	$.50	$.50	$(3.25)

(a)	Includes a $0.8 million, $1.0 million, $0.5 million, and $2.1 million pre-tax restructuring charge in the first, second, third, and fourth quarters of 2009, respectively.
(b)	Includes a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision associated with applying a valuation allowance to certain deferred tax assets, and a $3.1 million pre-tax restructuring charge in the fourth quarter of 2008.

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended January 2, 2010	$2,985	$305	$334	$(1,225)	$94	$2,493
Year Ended January 3, 2009	$2,639	$1,252	$8	$(830)	$(84)	$2,985
Year Ended December 29, 2007	$2,623	$216	$25	$(432)	$207	$2,639

Description	Balance at Beginning of Year	Provision (Income) Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (b)
Year Ended January 2, 2010	$2,872	$4,429	$(3,653)	$(12)	$3,636
Year Ended January 3, 2009	$308	$3,697	$(1,074)	$(59)	$2,872
Year Ended December 29, 2007	$971	$(219)	$(580)	$136	$308

(a)	Primarily includes the effect of foreign currency translation.
(b)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.