Form 10-Q
period 2010-04-03
KADANT INC
filed 2010-05-12
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $.01 par value	12,425,675

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets
	April 3,	January 2,
(In thousands)	2010	2010

Current Assets:
Cash and cash equivalents	$43,643	$45,675
Accounts receivable, less allowances of $2,545 and $2,493	40,892	36,436
Inventories (Note 4)	40,270	37,435
Other current assets	13,115	11,229
Assets of discontinued operation	489	496
Total Current Assets	138,409	131,271

Property, Plant, and Equipment, at Cost	98,754	100,700
Less: accumulated depreciation and amortization	61,414	62,285
	37,340	38,415

Other Assets	39,240	40,348

Goodwill	95,490	97,622

Total Assets	$310,479	$307,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment
	April 3,	January 2,
(In thousands, except share amounts)	2010	2010

Current Liabilities:
Current maturities of long-term obligations	$500	$500
Accounts payable	22,218	17,612
Accrued payroll and employee benefits	9,688	11,515
Customer deposits	14,655	11,920
Other current liabilities	18,657	20,380
Liabilities of discontinued operation	2,427	2,427
Total Current Liabilities	68,145	64,354

Other Long-Term Liabilities	25,521	26,521

Long-Term Obligations (Note 6)	22,625	22,750

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	92,491	92,244
Retained earnings	150,235	146,624
Treasury stock at cost, 2,198,484 and 2,219,221 shares	(46,123)	(46,558)
Accumulated other comprehensive items (Note 2)	(3,836)	252
Total Kadant Shareholders’ Investment	192,913	192,708
Noncontrolling interest	1,275	1,323
Total Shareholders’ Investment	194,188	194,031

Total Liabilities and Shareholders’ Investment	$310,479	$307,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	April 3,	April 4,
(In thousands, except per share amounts)	2010	2009

Revenues	$61,121	$64,957

Costs and Operating Expenses:
Cost of revenues	34,246	40,317
Selling, general, and administrative expenses	21,124	22,205
Research and development expenses	1,372	1,470
Restructuring costs and other income, net (Note 8)	(302)	757
	56,440	64,749

Operating Income	4,681	208

Interest Income	38	207
Interest Expense	(358)	(813)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	4,361	(398)
Provision for Income Taxes (Note 5)	716	2,464

Income (Loss) from Continuing Operations	3,645	(2,862)
Loss from Discontinued Operation (net of income tax benefit of $3 and $3)	(4)	(4)

Net Income (Loss)	3,641	(2,866)

Net Income Attributable to Noncontrolling Interest	(30)	(25)

Net Income (Loss) Attributable to Kadant	$3,611	$(2,891)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$3,615	$(2,887)
Loss from Discontinued Operation	(4)	(4)
Net Income (Loss) Attributable to Kadant	$3,611	$(2,891)

Basic and Diluted Earnings (Loss) per Share from Continuing Operations (Note 3)	$.29	$(.23)

Basic and Diluted Earnings (Loss) per Share (Note 3)	$.29	$(.23)

Weighted Average Shares (Note 3):
Basic	12,411	12,506

Diluted	12,492	12,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009

Operating Activities:
Net income (loss) attributable to Kadant	$3,611	$(2,891)
Net income attributable to noncontrolling interest	30	25
Loss from discontinued operation	4	4
Income (loss) from continuing operations	3,645	(2,862)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,658	1,843
Stock-based compensation expense	454	683
Gain on the sale of property, plant, and equipment	(314)	(11)
Provision for losses on accounts receivable	170	528
Other non-cash items, net	502	577
Changes in assets and liabilities:
Accounts receivable	(5,234)	17,348
Unbilled contract costs and fees	(1,356)	(2,032)
Inventories	(3,265)	9,020
Other assets	(1,180)	2,808
Accounts payable	5,121	(6,463)
Contributions to pension plan	(1,200)	(1,200)
Other liabilities	444	(6,472)
Net cash (used in) provided by continuing operations	(555)	13,767
Net cash provided by discontinued operation	3	3
Net cash (used in) provided by operating activities	(552)	13,770

Investing Activities:
Purchases of property, plant, and equipment	(539)	(1,157)
Proceeds from sale of property, plant, and equipment	676	31
Net cash provided by (used in) continuing operations for investing activities	137	(1,126)

Financing Activities:
Repayments of short- and long-term obligations	(125)	(18,224)
Proceeds from issuance of long-term obligations	–	17,000
Purchases of Company common stock	–	(3,341)
Other, net	1	6
Net cash used in continuing operations for financing activities	(124)	(4,559)

Exchange Rate Effect on Cash and Cash Equivalents	(1,493)	(1,310)

(Decrease) Increase in Cash and Cash Equivalents	(2,032)	6,775
Cash and Cash Equivalents at Beginning of Period	45,675	40,139
Cash and Cash Equivalents at End of Period	$43,643	$46,914

Non-cash Financing Activities:
Issuance of Company common stock	$298	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at April 3, 2010, and its results of operations and cash flows for the three-month periods ended April 3, 2010 and April 4, 2009. Interim results are not necessarily indicative of results for a full year.

 The condensed consolidated balance sheet presented as of January 2, 2010, has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Securities and Exchange Commission.

 Certain prior-period amounts within operating activities in the statement of cash flows have been reclassified from other non-cash items, net, and shown separately within operating activities to conform to the 2010 presentation.

2.         Comprehensive Loss

 Comprehensive loss attributable to Kadant combines net income (loss), other comprehensive items, and comprehensive income attributable to noncontrolling interest. Other comprehensive items represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service loss associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive loss attributable to Kadant are as follows:

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009

Net Income (Loss)	$3,641	$(2,866)

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(3,905)	(4,257)
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $42 and $21 in 2010 and 2009, respectively)	80	(41)
Deferred Loss on Hedging Instruments (net of income tax of $155 and $98 in 2010 and 2009, respectively)	(341)	(65)
	(4,166)	(4,363)
Comprehensive Loss	(525)	(7,229)
Comprehensive Income Attributable to Noncontrolling Interest	48	45
Comprehensive Loss Attributable to Kadant	$(477)	$(7,184)

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.         Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended
	April 3,	April 4,
(In thousands, except per share amounts)	2010	2009

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$3,615	$(2,887)
Loss from Discontinued Operation	(4)	(4)
Net Income (Loss)	$3,611	$(2,891)

Basic Weighted Average Shares	12,411	12,506
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	81	–
Diluted Weighted Average Shares	12,492	12,506

Basic and Diluted Earnings (Loss) per Share:
Continuing Operations	$.29	$(.23)
Discontinued Operation	–	–
Net Income (Loss)	$.29	$(.23)

Options to purchase approximately 75,000 and 75,700 shares of common stock for the first quarters of 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock and the effect of their inclusion would have been anti-dilutive. In addition, the dilutive effect of restricted stock units totaling 117,000 shares of common stock was not included in the computation of diluted loss per share in the first quarter of 2009 as the effect would have been anti-dilutive.

4.         Inventories

The components of inventories are as follows:

	April 3,	January 2,
(In thousands)	2010	2010

Raw Materials and Supplies	$16,417	$15,347
Work in Process	8,429	7,500
Finished Goods	15,424	14,588
	$40,270	$37,435

5.         Income Taxes

The provision for income taxes was $716,000 and $2,464,000 in the first quarters of 2010 and 2009, respectively, and represented 16% of pre-tax income and (619%) of pre-tax loss. The effective tax rate of 16% in the first quarter of 2010 consisted of a 20% recurring tax rate, offset by a 4% non-recurring tax benefit associated with the Company’s foreign operations. The 20% recurring rate was lower than the Company’s statutory rate principally due to the expected utilization of foreign tax credits that had been fully reserved for in prior periods. The provision for income taxes in the first quarter of 2009 included income tax expense of $1,134,000 associated with earnings from the Company’s foreign operations and income tax expense of $1,178,000 associated with applying a valuation allowance to certain deferred tax assets.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.         Long-Term Obligations

Long-term Obligations

Long-term obligations are as follows:

	April 3,	January 2,
(In thousands)	2010	2010

Revolving Credit Facility	$15,000	$15,000
Variable Rate Term Loan, due from 2010 to 2016	8,125	8,250
Total Long-Term Obligations	23,125	23,250
Less: Current Maturities	(500)	(500)
Long-Term Obligations, less Current Maturities	$22,625	$22,750

The weighted average interest rate for long-term obligations was 4.94% as of April 3, 2010.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of April 3, 2010, the outstanding balance on the 2008 Credit Agreement was $15,000,000 and the Company had $52,580,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement. The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

Commercial Real Estate Loan

 On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. As of April 3, 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $8,125,000. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.         Warranty Obligations (continued)

 The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Three Months Ended
(In thousands)	April 3, 2010

Balance at Beginning of Period	$2,801
Provision charged to income	596
Usage	(445)
Currency translation	(89)
Balance at End of Period	$2,863

See Note 17 for warranty information related to the discontinued operation.

8.         Restructuring Costs and Other Income, Net

2008 Restructuring Plan

The Company recorded restructuring costs of $4,373,000 in prior periods associated with its 2008 Restructuring Plan. These restructuring costs included facility-related costs of $314,000 and severance and associated costs of $4,059,000 related to the reduction of 329 full-time positions in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on the then current and projected order volumes, especially in its stock-preparation equipment product line. The Company recorded a reduction of $37,000 to accrued restructuring costs in the first quarter of 2010 associated with its 2008 Restructuring Plan.

2009 Restructuring Plan

The Company recorded restructuring costs of $3,858,000 in 2009 associated with its 2009 Restructuring Plan, which consisted of severance and associated costs related to the reduction of 133 full-time positions in Europe, China, the U.S., and Canada, all in its Papermaking Systems segment. These actions were taken to further adjust the Company’s cost structure and streamline its operations in response to the continued weak economic environment. The Company recorded other additional restructuring costs of $20,000 in the first quarter of 2010 associated with its 2009 Restructuring Plan.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Restructuring Costs and Other Income, Net (continued)

 A summary of the changes in accrued restructuring costs, of which $2,069,000 is included in other current liabilities and $432,000 is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs

2008 Restructuring Plan
Balance at January 2, 2010	$1,334	$–	$1,334
Reserve reduction	(37)	–	(37)
Payments	(342)	–	(342)
Currency translation	1	–	1
Balance at April 3, 2010	$956	$–	$956

2009 Restructuring Plan
Balance at January 2, 2010	$2,302	$–	$2,302
Provision	–	20	20
Payments	(624)	(20)	(644)
Currency translation	(133)	–	(133)
Balance at April 3, 2010	$1,545	$–	$1,545

The Company expects to pay the remaining accrued restructuring costs as follows: $2,069,000 in 2010 and $432,000 from 2011 to 2015.

Other Income

In the first quarter of 2010, the Company sold real estate in the U.S. for $465,000, resulting in a pre-tax gain of $285,000.

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

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009

Revenues:
Papermaking Systems	$57,469	$61,987
Other	3,652	2,970
	$61,121	$64,957

Income (Loss) from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$6,304	$2,882
Corporate and Other (a)	(1,623)	(2,674)
Total Operating Income	4,681	208
Interest Expense, Net	(320)	(606)
	$4,361	$(398)

Capital Expenditures:
Papermaking Systems	$526	$1,112
Corporate and Other	13	45
	$539	$1,157

 (a)         Corporate primarily includes general and administrative expenses.

10.         Stock-Based Compensation

Stock Options

  On March 3, 2010, the Company granted stock options to purchase 140,000 shares of the Company’s common stock to certain officers of the Company. The stock options will vest in three equal annual installments on the first, second, and third anniversaries of the grant date, provided that the executive officer remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense ratably over the vesting period based on the grant date fair value of $7.39 determined using the Black-Scholes option-pricing model. Compensation expense of $29,000 was recognized in the first quarter of 2010 associated with these stock options. Unrecognized compensation expense related to these stock options totaled approximately $1,006,000 at April 3, 2010.

Restricted Stock Units

  On March 3, 2010, the Company granted an aggregate of 20,000 restricted stock units (RSUs) to its outside directors with an aggregate fair value of $283,400, which will vest at a rate of 5,000 shares per quarter on the last day of each quarter in 2010, provided that the recipient is serving as a director on the applicable vesting date. On March 3, 2010, the Company also granted to its outside directors an aggregate of 40,000 RSUs with an aggregate fair value of $566,800, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 40,000 RSUs will be forfeited if a change in control does not occur during the period beginning on the first day of the second quarter of 2010 and ending on the last day of the first quarter of 2015.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.         Stock-Based Compensation (continued)

  On March 4, 2009, the Company granted to its outside directors an aggregate of 40,000 RSUs with an aggregate fair value of $314,000, which would have vested and compensation expense would only have been recognized if a change in control, as defined in the Company’s 2006 equity incentive plan, occurred prior to the end of the first quarter of 2010. The 40,000 RSUs were forfeited at the end of the first quarter of 2010 and no compensation expense was recognized.

Performance-Based Restricted Stock Units

  On March 3, 2010, the Company granted to certain officers of the Company performance-based RSUs, which represent, in aggregate, the right to receive 59,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $14.17 per share. The RSUs will vest in three equal annual installments on March 10, 2011, March 10, 2012 and March 10, 2013, provided that the Company meets certain performance requirements for the 2010 fiscal year and the executive officer is employed by the Company on the applicable vesting dates. The target RSU amount is subject to adjustment based on the achievement of a specified EBITDA target generated from continuing operations for the 2010 fiscal year. The RSUs provide for an adjustment of between 50% and 150% of the target RSU amount based on whether actual EBITDA for the 2010 fiscal year is between 50% and 115% of the EBITDA target. If actual EBITDA is below 50% of the target EBITDA for the 2010 fiscal year, all of the RSUs will be forfeited. In the first quarter of 2010, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 150% of the target RSU amount.

  The performance-based RSU agreements provide for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in the event of a change in control of the Company. If a change in control occurs prior to the end of the performance period, the officer will receive the target RSU amount; otherwise, the officer will receive the number of deliverable RSUs based on the achievement of the performance goal, as stated in the RSU agreements.

   Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company has also granted performance-based RSUs in prior periods. Compensation expense associated with performance-based RSUs is recognized ratably over each vesting tranche based on the grant date fair value. Compensation expense of $176,000 and $490,000 was recognized in the first quarter of 2010 and 2009, respectively, associated with performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,765,000 at April 3, 2010, and will be recognized over a weighted average period of 2.5 years.

Time-Based Restricted Stock Units

   On March 3, 2010, the Company granted 85,000 time-based RSUs to certain employees of the Company with a grant date fair value of $14.17 per share. The RSUs generally vest in three equal installments on March 10, 2011, March 10, 2012 and March 10, 2013. The Company also granted time-based RSUs in prior periods to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. Compensation expense of $144,000 and $106,000 was recognized in the first quarter of 2010 and 2009, respectively, associated with time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,776,000 as of April 3, 2010, and will be recognized over a weighted average period of 2.5 years.

    A summary of the changes in the Company’s unvested RSUs for the first quarter of 2010 is as follows:
	Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested RSUs at January 2, 2010	212	$17.89
Granted (based on the target RSU amount)	204	$14.17
Vested	(5)	$14.17
Forfeited	(40)	$7.85
Unvested RSUs at April 3, 2010	371	$16.97

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.         Employee Benefit Plans

  The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees of one of the Company’s U.S. subsidiaries and the corporate office. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. The Company also has a post-retirement welfare benefits plan for certain retirees of its Kadant Solutions division (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the employer’s contributions.

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

    The components of the net periodic benefit cost (income) for the pension benefits and other benefits plans in the first quarters of 2010 and 2009 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	April 3, 2010		April 4, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$229	$32	$205	$35
Interest cost	328	55	330	60
Expected return on plan assets	(371)	–	(324)	–
Recognized net actuarial loss	107	3	124	–
Amortization of prior service cost (income)	14	(15)	14	(183)
Net periodic benefit cost (income)	$307	$75	$349	$(88)

The weighted-average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	5.25%	6.25%	6.10%
Expected long-term return on plan assets	7.00%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

The Company made a $1,200,000 cash contribution to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first quarter of 2010, a $400,000 cash contribution in April 2010, and may make additional cash contributions over the remainder of 2010. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2010.

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

  Accounting Standards Codification (ASC) 815, “Derivatives and Hedging,” requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the condensed consolidated statement of operations.

Interest Rate Swaps

  The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the 3-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreases to $10,000,000 on December 31, 2010, and $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a 3-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63%. The fair values for these instruments as of April 3, 2010 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

   The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of April 3, 2010, the Company was in compliance with these covenants. The unrealized loss of $1,549,000 as of April 3, 2010 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.      Derivatives (continued)

Forward Currency-Exchange Contracts

The Company uses forward currency-exchange contracts primarily to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result primarily from portions of the Company’s operations and assets and liabilities that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets and liabilities. The Company typically manages its level of exposure to the risk of currency-exchange fluctuations by hedging a portion of its currency exposures anticipated over the ensuing 12-month period using forward currency-exchange contracts that have maturities of 12 months or less.

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized losses of $9,000 and $606,000 in the first quarters of 2010 and 2009, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments and the location of these instruments in the consolidated balance sheet:

		April 3,	January 2,
		2010	2010
(In thousands)	Balance Sheet Location	(Liability) (a)	Asset (Liability)

Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$–	$207
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(257)	$–
Interest rate swap agreements	Other Long-Term Liabilities	$(1,549)	$(1,517)

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(9)	$(98)

(a)	See Note 13 for the fair value measurements relating to these financial instruments.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.       Derivatives (continued)

As of April 3, 2010, the total notional amounts of the Company’s interest rate swap agreements and forward currency-exchange contracts were $23,125,000 and $5,763,000, respectively. These notional amounts are indicative of the level of the Company’s derivative activity during the first quarter of 2010.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended April 3, 2010:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 2, 2010	$1,212	$(138)	$1,074
(Loss) Gain Reclassified to Earnings (a)	(180)	111	(69)
Loss Recognized in OCI	212	198	410
U Unrealized loss, net of tax, at April 3, 2010	$1,244	$171	$1,415

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of operations.

As of April 3, 2010, $797,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.     Fair Value Measurements

          Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of April 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Liabilities:
Forward currency-exchange contracts	$–	$266	$–	$266
Interest rate swap agreements	$–	$1,549	$–	$1,549

	Fair Value as of January 2, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Forward currency-exchange contracts	$–	$207	$–	$207

Liabilities:
Forward currency-exchange contracts	$–	$98	$–	$98
Interest rate swap agreements	$–	$1,517	$–	$1,517

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2010. The Company’s financial assets and liabilities carried at fair value comprise derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying amounts of long-term debt obligations approximate fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

14.      Letters of Credit

Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary. In 2009, one of the Company’s customers indicated its intention to draw upon all outstanding standby letters of credit issued to the customer as beneficiary to secure warranty and performance obligations under multiple contracts. The Company believes the attempted draws by the customer are for reasons unrelated to the Company’s warranty and performance obligations and the Company has opposed, and intends to continue to vigorously oppose, such actions. As of April 3, 2010, the customer had submitted draws against standby letters of credit totaling $2,270,000 and the Company has obtained preliminary injunctions against payment to the customer with respect to such draws. The outstanding standby letters of credit to this customer, including those for which the Company has obtained preliminary injunctions against payment, total $5,845,000.

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

The Company was named as a co-defendant in seven state class action complaints filed on behalf of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. On April 23, 2010, the parties to the litigation agreed to voluntarily dismiss without prejudice the pending state class actions, subject to a 60-day tolling agreement, while the parties pursue potential alternative dispute resolution or other settlement of these matters. To date, the parties have filed dismissals in the litigation pending in the state courts of Colorado, Connecticut, Massachusetts, New York and New Mexico, and the Company anticipates that the plaintiffs will also move to dismiss the complaints pending in Maryland and Washington state courts, which have not been served on the Company. There can be no assurance that the parties to the state court matters will reach a resolution on terms satisfactory to the parties, or that the plaintiffs will not file new complaints in the named states or other states, following the expiration of the 60-day tolling period. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

16.       Recent Accounting Pronouncement

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (fiscal 2011). The Company is currently evaluating the provisions of this guidance, but does not anticipate that it will have a material effect on its consolidated financial statements.

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

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Composites LLC records the minimum amount of the potential range of loss for products under warranty. As of April 3, 2010, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

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

KADANT INC.

Overview (continued)

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

International Sales

During the first quarters of 2010 and 2009, approximately 56% and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2009 that warrant disclosure.

KADANT INC.

Overview (continued)

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. The worldwide economic downturn which began at the end of 2008 negatively impacted paper producers. In response, paper producers took numerous steps in 2009 to control operating costs, including closing paper mills, increasing downtime, deferring maintenance and upgrades, and delaying or canceling projects. As a result, revenues in our papermaking systems segment were negatively impacted in 2009. Although revenues decreased $3.9 million, or 6%, in the first quarter of 2010 compared to the first quarter of 2009, revenues increased in the first quarter of 2010 in each of our major product lines with the exception of our stock-preparation equipment product line. Since the third quarter of 2009, we have seen sequential increases in revenues and bookings. Revenues increased sequentially by $4.4 million, or 8%, in the first quarter of 2010. While the sequential increases are encouraging, we remain cautious about the sustainability of the economic recovery in the second half of 2010, particularly in Europe.

We have taken numerous steps over the past 18 months to optimize our business structure and maximize internal efficiencies, which included integrating multiple operations in a region, merging our sales teams in certain markets, and reducing the number of employees in certain locations. In addition, we continue to concentrate our efforts on several initiatives intended to improve our operating results, including focusing on delivering products and technical solutions that provide our customers with a good return on their investment through energy savings and fiber-yield improvements, expanding our use of low-cost manufacturing bases in locations such as China and Mexico, increasing after-market and consumables sales, and further penetrating existing markets where we see opportunity with our accessories and water management products. We also continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

The sequential increases in revenues and bookings in the first quarter of 2010 combined with the general increase in business activity in our markets and the lower effective tax rate projected for the year, all suggest that the full year results will be better than we had previously anticipated. We believe, however, that some of the recent strong bookings may be partly due to pent-up demand. The level and pace of this demand may moderate or diminish in future quarters depending on market conditions. In addition, continued uncertainty about the sustainability of the economic recovery leads us to maintain a cautious view of the second half of 2010. For 2010, we expect revenues and earnings per share from continuing operations, which exclude the results from our discontinued operation, as follows: For the second quarter of 2010, we expect to report diluted earnings per share of $.38 to $.40 from continuing operations, including $.01 of restructuring costs, on revenues of $67 to $69 million. For 2010, we expect to report diluted earnings per share of $1.10 to $1.20 from continuing operations, on revenues of $255 to $265 million, revised from our previous guidance of diluted earnings per share of $.45 to $.55, on revenues of $240 to $250 million.

KADANT INC.

Results of Operations

First Quarter 2010 Compared With First Quarter 2009

The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2010 and 2009. The results of operations for the fiscal quarter ended April 3, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	April 3,	April 4,
	2010	2009

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	62
Selling, general, and administrative expenses	34	34
Research and development expenses	2	2
Restructuring costs and other income, net	–	1
	92	99

Operating Income	8	1

Interest Income	–	–
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	7	–
Provision for Income Taxes	(1)	(4)

Income (Loss) from Continuing Operations	6%	(4)%

Revenues

Revenues for the first quarters of 2010 and 2009 from our Papermaking Systems segment and our other business are as follows:

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009

Revenues:
Papermaking Systems	$57,469	$61,987
Other Business	3,652	2,970
	$61,121	$64,957

Papermaking Systems Segment. Revenues in the Papermaking Systems segment decreased $4.5 million, or 7%, to $57.5 million in the first quarter of 2010 from $62.0 million in the first quarter of 2009, including a $2.4 million, or 4%, increase from the favorable effects of currency translation. Excluding the effects of currency translation, revenues in the Papermaking Systems segment decreased $6.9 million, or 11%, due to a decrease of $11.9 million, or 41%, in our stock-preparation equipment product line in the first quarter of 2010 compared to the first quarter of 2009, offset partly by increases of $3.2 million in our fluid-handling product line and $1.2 million in our water-management product line. The decrease in revenues in our stock-preparation equipment product line was primarily due to higher revenues in the first quarter of 2009 resulting from a large system order for $11.7 million from a customer in Vietnam.

KADANT INC.

Results of Operations (continued)

Other Business. Revenues from the Fiber-based Products business increased $0.7 million, or 23%, to $3.7 million in the first quarter of 2010 from $3.0 million in the first quarter of 2009 primarily due to higher sales of Biodac™, our line of biodegradable granular products.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2010 and 2009, and the changes in revenues by product line between the first quarters of 2010 and 2009 excluding the effect of currency translation. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how our management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	April 3, 2010	April 4, 2009	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$17.8	$29.2	$(11.4)	$(11.9)
Fluid-Handling	20.1	15.7	4.4	3.2
Accessories	12.5	11.6	0.9	0.4
Water-Management	6.5	5.1	1.4	1.2
Other	0.6	0.4	0.2	0.2
	$57.5	$62.0	$(4.5)	$(6.9)

Revenues from the segment’s stock-preparation equipment product line decreased $11.4 million, or 39%, in the first quarter of 2010 compared to the first quarter of 2009, including a $0.5 million, or 2%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, our stock-preparation equipment product line decreased $11.9 million, or 41%, in the first quarter of 2010 compared to the first quarter of 2009. The decrease was primarily due to higher revenues in the first quarter of 2009 resulting from a large system order for $11.7 million from a customer in Vietnam.

Revenues from the segment’s fluid-handling product line increased $4.4 million, or 28%, in the first quarter of 2010 compared to the first quarter of 2009, including a $1.2 million, or 7%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $3.2 million, or 21%, primarily due to an increase in revenues at our European operations and, to a lesser extent, the U.S. and China. The increases in Europe and China were primarily due to higher demand for capital products, while the increase in the U.S. was driven by increased sales of our parts and consumable products.

Revenues from the segment’s accessories product line increased $0.9 million, or 8%, in the first quarter of 2010 compared to the first quarter of 2009, including a $0.5 million, or 5%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line increased $0.4 million, or 3%, primarily due to an increase in parts and consumable sales in North America.

Revenues from the segment’s water-management product line increased $1.4 million, or 27%, in the first quarter of 2010 compared to the first quarter of 2009, including a $0.2 million, or 5%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water management product line increased $1.2 million, or 22%, primarily due to an increase in parts and consumable sales in North America.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin

         Gross profit margins for the first quarters of 2010 and 2009 are as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Gross Profit Margin:
Papermaking Systems	44%	38%
Other	51	34
	44%	38%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 44% in the first quarter of 2010 from 38% in the first quarter of 2009. This increase was primarily due to increased margins in our stock-preparation equipment product line and, to a lesser extent, improved margins in our water-management product line which has benefited from the consolidation of our water-management manufacturing operations from New York into our facilities in Massachusetts and Mexico. In addition, increased sales of higher-margin parts and consumable products as a percentage of total sales contributed to higher gross margins in this segment in the first quarter of 2010 compared to the first quarter of 2009. We expect that the gross margins in this segment may decrease for the remainder of 2010 as the percentage of lower-margin capital sales increases compared to the first quarter of 2010.

Other Business. The gross profit margin in our Fiber-based Products business increased to 51% in the first quarter of 2010 from 34% in the first quarter of 2009 due both to higher revenues and the lower cost of natural gas used in the production process.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues was 34% in both the first quarter of 2010 and 2009. Selling, general, and administrative expenses decreased $1.1 million, or 5%, to $21.1 million in the first quarter of 2010 from $22.2 million in the first quarter of 2009. This decrease includes a $0.7 million increase from the unfavorable effect of foreign currency translation offset by a $1.8 million decrease primarily due to expense reductions throughout our Company. These expense reductions were due in part to our restructuring efforts in 2008 and 2009 that reduced the number of employees and combined our sales forces in certain markets.

Total stock-based compensation expense was $0.5 million and $0.7 million in the first quarters of 2010 and 2009, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. As of April 3, 2010, unrecognized compensation cost related to stock-based compensation was approximately $4.8 million, which will be recognized over a weighted average period of 2.5 years.

Research and development expenses decreased $0.1 million to $1.4 million in the first quarter of 2010 compared to $1.5 million in the first quarter of 2009 and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net

We recorded a gain of $0.3 million in the first quarter of 2010 associated with the sale of real estate in the U.S. We recorded restructuring costs of $0.8 million in the first quarter of 2009 associated with the reduction of 43 full-time positions in China, the U.S., and France. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income decreased $0.2 million, or 82%, to $38 thousand in the first quarter of 2010 from $0.2 million in the first quarter of 2009 due to lower average interest rates in the 2010 period.

Interest Expense

Interest expense decreased $0.4 million, or 56%, to $0.4 million in the first quarter of 2010 from $0.8 million in the first quarter of 2009 due to lower average outstanding borrowings in the 2010 period.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our provision for income taxes was $0.7 million and $2.5 million in the first quarters of 2010 and 2009, respectively, and represented 16% of pre-tax income and (619%) of pre-tax loss. The effective tax rate of 16% in the first quarter of 2010 consisted of our 20% recurring tax rate, offset by a 4% non-recurring tax benefit associated with our foreign operations. The 20% recurring rate was lower than our statutory rate principally due to the expected utilization of foreign tax credits that had been fully reserved for in prior periods. The effective tax rate of (619%) in the first quarter of 2009 included a $1.1 million tax provision associated with earnings from our foreign operations and a $1.2 million tax provision associated with applying a valuation allowance to certain deferred tax assets. The change in effective tax rates between the first quarter of 2010 and 2009 was primarily due to our profitability in the first quarter of 2010 and our projected profitability for the full year, which resulted in the reversal of a valuation allowance related to certain foreign tax credits that had been recorded in prior periods. We expect our effective tax rate to be between 20% and 22% in 2010 due to anticipated profitability in the U.S. and certain foreign tax jurisdictions.

Income (Loss) from Continuing Operations

Income from continuing operations was $3.6 million in the first quarter of 2010 compared to a loss of $2.9 million in the first quarter of 2009. The increase in the 2010 period was primarily due to an increase in operating income of $4.5 million and a decrease in our effective tax rate (see Revenues, Gross Profit Margin, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $4 thousand in both the first quarters of 2010 and 2009.

Recent Accounting Pronouncement

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under Accounting Standards Codification (ASC) 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (fiscal 2011). We are currently evaluating the provisions of this guidance, but do not anticipate that it will have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $70.3 million at April 3, 2010, compared with $66.9 million at January 2, 2010. Included in working capital are cash and cash equivalents of $43.6 million at April 3, 2010, compared with $45.7 million at January 2, 2010. At April 3, 2010, $33.5 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2010

Our operating activities used cash of $0.6 million in the first quarter of 2010 primarily related to our continuing operations. An increase in accounts receivable used cash of $5.2 million in the first quarter of 2010 and an increase in accounts payable provided cash of $5.1 million. The increase in accounts receivable was primarily associated with increased sales in the first quarter of 2010 in our Papermaking Systems segment’s fluid-handling and water management product lines as well as increased sales of fiber-based products. The increase in accounts payable was primarily due to increased raw material purchases in the first quarter of 2010 in our Papermaking Systems segment’s accessories and stock-preparation equipment product lines.

Our investing activities provided cash of $0.1 million in the first quarter of 2010. We received cash of $0.6 million in the first quarter of 2010 from the sale of real estate and used cash of $0.5 million to purchase property, plant, and equipment.

Our financing activities used cash of $0.1 million in the first quarter of 2010 for a principal payment on certain outstanding long-term obligations.

KADANT INC.

Liquidity and Capital Resources (continued)

First Quarter 2009

Our operating activities provided cash of $13.8 million in the first quarter of 2009 primarily related to our continuing operations. Decreases in accounts receivable and inventories provided cash of $17.3 million and $9.0 million, respectively. These sources of cash in 2009 were offset in part by uses of cash from a decrease in accounts payable of $6.5 million and a decrease in other current liabilities of $6.1 million. The decreases in accounts receivable and accounts payable were primarily associated with a decrease in order activity in our stock-preparation equipment product line in North America. In addition, the shipment of a large order in our stock-preparation equipment product line to Vietnam contributed to decreases in customer deposits and inventory.

Our investing activities used cash of $1.1 million in the first quarter of 2009 related to the purchase of property, plant, and equipment.

Our financing activities used cash of $4.6 million in the first quarter of 2009. We used cash of $18.2 million in the first quarter of 2009 to pay off our outstanding short- and long-term obligations and we used cash of $3.3 million to repurchase our common stock on the open market. We received $17.0 million of proceeds from the issuance of long-term obligations.

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of April 3, 2010, the outstanding balance borrowed under the 2008 Credit Agreement was $15.0 million. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of April 3, 2010, we had $52.6 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

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

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 3, 2010, we were in compliance with these covenants. Our earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the 2008 Credit Agreement, is a factor used in the consolidated leverage and fixed charge ratios.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of April 3, 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $8.1 million.

Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of default including

KADANT INC.

Liquidity and Capital Resources (continued)

without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of April 3, 2010, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.5 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On November 4, 2009, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 4, 2009 through November 4, 2010. To date, no repurchases have been made under this authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through April 3, 2010, we have not provided for U.S. income taxes on approximately $60.2 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $1.0 million.

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. At April 3, 2010, the accrued warranty costs for Composites LLC were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $3 to $4 million during the remainder of 2010 for property, plant, and equipment. In addition, we paid $2.5 million in the second quarter of 2010 in additional consideration associated with the Kadant Johnson acquisition.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2009 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the SEC.

KADANT INC.

Item 4 – Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2010. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 3, 2010, our Chief Executive Officer and Chief Financial Officer concluded that as of April 3, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)       Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were named as a co-defendant in seven state class action complaints filed on behalf of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. On April 23, 2010, the parties to the litigation agreed to voluntarily dismiss without prejudice the pending state class actions, subject to a 60-day tolling agreement, while the parties pursue potential alternative dispute resolution or other settlement of these matters. To date, the parties have filed dismissals in the litigation pending in the state courts of Colorado, Connecticut, Massachusetts, New York and New Mexico, and we anticipate that the plaintiffs will also move to dismiss the complaints pending in Maryland and Washington state courts, which have not been served on us. There can be no assurance that the parties to the state court matters will reach a resolution on terms satisfactory to the parties, or that the plaintiffs will not file new complaints in the named states or other states, following the expiration of the 60-day tolling period. We have not made an accrual related to this litigation as we believe that an adverse outcome is not probable and estimable at this time.

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

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the worldwide economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. From late 2008 to 2009, worldwide equity and credit markets experienced high volatility and disruption and most of the markets in which we sell our products, both globally and locally, experienced severe economic downturns. While the markets have shown signs of improvement, there has been renewed concern about the strength and sustainability of a recovery, particularly in Europe, which may be impacted by the risk of sovereign debt defaults in certain European Union countries, including Greece. The global economic uncertainty and recession in many economies has, and may continue to, adversely affect demand for our customers’ products, as well as for our products, especially our capital equipment products. Our stock-preparation equipment product line has been particularly affected since it contains a higher proportion of capital products than our other product lines. Declines in consumer and economic activity results in reduced demand for paper and board products, which adversely affects our capital business. Also, the recent crisis affected financial institutions, which caused, and may continue to cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and results in their inability to fund projects, capacity expansion plans and, to some extent, routine operations. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which adversely affect our business, revenue, and profitability.
Our financial performance will be negatively impacted if there are delays in customers securing financing or our customers become unable to secure such financing. The inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, required in some cases to guarantee performance, during periods of economic uncertainty.

KADANT INC.

Paper producers have been and continue to be negatively affected by higher operating costs. Paper companies curtail their capital and operating spending during periods of economic uncertainity and will likely be cautious about resuming spending as market conditions improve. As paper companies consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity addition or expansion projects. It is difficult to accurately forecast our revenues and earnings per share during periods of economic uncertainty. Since the middle of 2009, economic conditions have begun to slowly improve; however, there can be no assurance regarding the strength and sustainability of a recovery. In the first quarter of 2010, we experienced stronger than expected demand for our products, which we believe may be partly due to pent-up demand by paper producers to replace spare parts and consumables and to invest in needed capital improvements. The level and pace of this demand may moderate or diminish in future quarters depending on market conditions.
Certain of our contracts, particularly for stock-preparation and systems orders, require us to provide a standby letter of credit to a customer as beneficiary to guarantee our warranty and performance obligations under the contract. One of our customers in China has indicated its intention to draw upon all of their outstanding standby letters of credit, which total $5.8 million. These letters of credit were issued to secure our warranty and performance obligations under multiple contracts with that customer and we believe that the reasons for the draws are principally unrelated to our warranty and performance obligations. We have opposed, and intend to continue to vigorously oppose, these draws and any other potential claims and may incur significant legal expenses in the process, and if we are unsuccessful we could incur a significant expense that would adversely affect our financial results. In addition, due to this dispute we continue to have poor relations with this customer, and have lost significant business from this customer, both conditions of which are likely to continue for the foreseeable future.

A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China, which exposes us to political, economic, operational and other risks.

We have historically had significant revenues from China, operate significant facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. Our manufacturing facilities in China, as well as the significant level of revenues from China, expose us to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if the contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract. In those instances where a letter of credit is required, it may represent 80% or more of the total order.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During the first quarters of 2010 and 2009, approximately 56% and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. In addition, we operate several manufacturing operations worldwide, including those in Asia, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

KADANT INC.

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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $15 million outstanding under the 2008 Credit Agreement as of April 3, 2010 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of April 3, 2010, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.5 million as of April 3, 2010. This unrealized loss represents the estimated amount that the swap agreements could be settled for. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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

KADANT INC.

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

We have undertaken various restructuring measures in response to changing market conditions in the countries in which we operate and in the pulp and paper industry in general, which have affected our business. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our results of operations. In addition, it is difficult to accurately forecast our financial performance in the current economic environment, and the efforts we make to align our cost structure may not be sufficient or able to keep pace with rapidly changing business conditions. Our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

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

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by the continuing volatile conditions in the financial markets, worldwide economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. For example, two of our customers in North America, Smurfit-Stone Container Corporation and Abitibi Bowater Inc., filed for bankruptcy protection in 2009, which adversely affected our revenues and ability to collect certain receivables, among other things. Any adverse changes to the soundness of our suppliers or customers may adversely affect our cash flow, profitability and financial condition.

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

The inability of Composites LLC to pay claims against it has exposed us to litigation, which if we are unable to successfully defend, could have a material adverse effect on our consolidated financial results.

On October 21, 2005, our Composites LLC subsidiary sold substantially all of its assets to a third party. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date (Retained Liabilities). Composites

KADANT INC.

LLC, jointly and severally with its parent company Kadant Inc., agreed to indemnify the original buyer and a subsequent purchaser of the business against losses arising from claims associated with the Retained Liabilities. This indemnification obligation is contractually limited to approximately $8.4 million. All activity related to this business is classified in the results of the discontinued operation in our consolidated financial statements.
Composites LLC retained all of the cash proceeds received from the asset sale in 2005 and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business.
We have been named as defendants in litigation filed in various state and federal courts, including purported federal and state consumer class actions. See Part II, Item 1, “Legal Proceedings” for further information concerning material litigation. We intend to defend all of these claims vigorously, but there is no assurance that we will prevail or that additional lawsuits asserting claims against us will not be filed. We could incur substantial costs to defend ourselves and other indemnified parties under our indemnification obligations in these lawsuits and a judgment or a settlement of the claims against us or the indemnified parties could have a material adverse impact on our consolidated financial results. Creditors or other claimants against Composites LLC may seek other parties, including us, against whom to assert claims. While we believe any such asserted or possible claims against us or other indemnified parties would be without merit, the cost of litigation and the outcome, if we were unable to successfully defend such claims, could adversely affect our consolidated financial results.

An increase in the accrual for warranty costs of the discontinued operation adversely affects our consolidated financial results.

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of April 3, 2010 represents the low end of the estimated range of warranty costs based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

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

KADANT INC.

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

Our share price will fluctuate.

Stock markets in general and our common stock in particular have experienced significant price and volume volatility since late 2008. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
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

KADANT INC.

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

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May, 2010.

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