Form 10-Q
period 2010-07-03
KADANT INC
filed 2010-08-12
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $.01 par value	12,430,675

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	July 3,	January 2,
(In thousands)	2010	2010

Current Assets:
Cash and cash equivalents	$47,206	$45,675
Accounts receivable, less allowances of $2,644 and $2,493	39,355	36,436
Inventories (Note 4)	40,903	37,435
Other current assets	11,358	11,229
Assets of discontinued operation	482	496
Total Current Assets	139,304	131,271

Property, Plant, and Equipment, at Cost	96,295	100,700
Less: accumulated depreciation and amortization	59,895	62,285
	36,400	38,415

Other Assets	37,971	40,348

Goodwill	92,670	97,622

Total Assets	$306,345	$307,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	July 3,	January 2,
(In thousands, except share amounts)	2010	2010

Current Liabilities:
Current maturities of long-term obligations (Note 6)	$500	$500
Accounts payable	21,877	17,612
Accrued payroll and employee benefits	10,715	11,515
Customer deposits	13,595	11,920
Other current liabilities	15,808	20,380
Liabilities of discontinued operation	2,427	2,427
Total Current Liabilities	64,922	64,354

Other Long-Term Liabilities	24,644	26,521

Long-Term Obligations (Note 6)	22,500	22,750

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	93,221	92,244
Retained earnings	155,455	146,624
Treasury stock at cost, 2,193,484 and 2,219,221 shares	(46,018)	(46,558)
Accumulated other comprehensive items (Note 2)	(9,741)	252
Total Kadant Shareholders’ Investment	193,063	192,708
Noncontrolling interest	1,216	1,323
Total Shareholders’ Investment	194,279	194,031

Total Liabilities and Shareholders’ Investment	$306,345	$307,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	July 3,	July 4,
(In thousands, except per share amounts)	2010	2009

Revenues	$69,136	$50,132

Costs and Operating Expenses:
Cost of revenues	37,968	29,348
Selling, general, and administrative expenses	22,681	19,248
Research and development expenses	1,206	1,722
Restructuring costs and other income, net	(21)	1,013
	61,834	51,331

Operating Income (Loss)	7,302	(1,199)

Interest Income	32	92
Interest Expense	(339)	(507)

Income (Loss) from Continuing Operations Before Income Tax Provision (Benefit)	6,995	(1,614)
Income Tax Provision (Benefit)	1,717	(398)

Income (Loss) from Continuing Operations	5,278	(1,216)
Loss from Discontinued Operation (net of income tax benefit of $3 and $2)	(5)	(5)

Net Income (Loss)	5,273	(1,221)

Net (Income) Loss Attributable to Noncontrolling Interest	(53)	28

Net Income (Loss) Attributable to Kadant	$5,220	$(1,193)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$5,225	$(1,188)
Loss from Discontinued Operation	(5)	(5)
Net Income (Loss) Attributable to Kadant	$5,220	$(1,193)

Basic and Diluted Earnings (Loss) per Share from Continuing Operations Attributable to Kadant (Note 3)	$.42	$(.10)

Basic and Diluted Earnings (Loss) per Share Attributable to Kadant (Note 3)	$.42	$(.10)

Weighted Average Shares (Note 3):
Basic	12,426	12,265

Diluted	12,549	12,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Operations
(Unaudited)

	Six Months Ended
	July 3,	July 4,
(In thousands, except per share amounts)	2010	2009

Revenues	$130,257	$115,089

Costs and Operating Expenses:
Cost of revenues	72,214	69,665
Selling, general, and administrative expenses	43,805	41,453
Research and development expenses	2,578	3,192
Restructuring costs and other income, net (Note 8)	(323)	1,770
	118,274	116,080

Operating Income (Loss)	11,983	(991)

Interest Income	70	299
Interest Expense	(697)	(1,320)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	11,356	(2,012)
Provision for Income Taxes (Note 5)	2,433	2,066

Income (Loss) from Continuing Operations	8,923	(4,078)
Loss from Discontinued Operation (net of income tax benefit of $5 and $5)	(9)	(9)

Net Income (Loss)	8,914	(4,087)

Net (Income) Loss Attributable to Noncontrolling Interest	(83)	3

Net Income (Loss) Attributable to Kadant	$8,831	$(4,084)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$8,840	$(4,075)
Loss from Discontinued Operation	(9)	(9)
Net Income (Loss) Attributable to Kadant	$8,831	$(4,084)

Basic and Diluted Earnings (Loss) per Share from Continuing Operations Attributable to Kadant (Note 3)	$.71	$(.33)

Basic and Diluted Earnings (Loss) per Share Attributable to Kadant (Note 3)	$.71	$(.33)

Weighted Average Shares (Note 3):
Basic	12,418	12,386

Diluted	12,521	12,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 3,	July 4,
(In thousands)	2010	2009

Operating Activities:
Net income (loss) attributable to Kadant	$8,831	$(4,084)
Net income (loss) attributable to noncontrolling interest	83	(3)
Loss from discontinued operation	9	9
Income (loss) from continuing operations	8,923	(4,078)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,355	3,719
Stock-based compensation expense	1,285	1,308
Provision for losses on accounts receivable	446	499
Gain on the sale of property, plant, and equipment	(233)	(6)
Other non-cash items, net	711	617
Changes in assets and liabilities:
Accounts receivable	(5,118)	18,750
Unbilled contract costs and fees	(1,625)	(1,080)
Inventories	(4,797)	13,769
Other assets	110	7,616
Accounts payable	5,667	(9,593)
Contributions to pension plan	(1,750)	(2,400)
Other liabilities	1,434	(10,534)
Net cash provided by continuing operations	8,408	18,587
Net cash provided by discontinued operation	5	5
Net cash provided by operating activities	8,413	18,592

Investing Activities:
Acquisition consideration	(2,592)	(1,135)
Purchases of property, plant, and equipment	(1,292)	(2,040)
Proceeds from sale of property, plant, and equipment	677	37
Net cash used in continuing operations for investing activities	(3,207)	(3,138)

Financing Activities:
Repayments of short- and long-term obligations	(250)	(45,035)
Proceeds from issuance of long-term obligations	–	19,000
Purchases of Company common stock	–	(3,722)
Other, net	6	5
Net cash used in continuing operations for financing activities	(244)	(29,752)

Exchange Rate Effect on Cash and Cash Equivalents	(3,431)	1,225

Increase (Decrease) in Cash and Cash Equivalents	1,531	(13,073)
Cash and Cash Equivalents at Beginning of Period	45,675	40,139
Cash and Cash Equivalents at End of Period	$47,206	$27,066

Non-cash Financing Activities:
Issuance of Company common stock	$369	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at July 3, 2010, and its results of operations for the three- and six-month periods ended July 3, 2010 and July 4, 2009 and cash flows for the six-month periods ended July 3, 2010 and July 4, 2009. Interim results are not necessarily indicative of results for a full year.

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

2.	Comprehensive (Loss) Income

Comprehensive (loss) income attributable to Kadant combines net income (loss), other comprehensive items, and comprehensive loss (income) attributable to noncontrolling interest. Other comprehensive items represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service loss associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive (loss) income attributable to Kadant are as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009

Net Income (Loss)	$5,273	$(1,221)	$8,914	$(4,087)

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(5,813)	8,308	(9,718)	4,051
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $66 and $108 in the three and six months ended July 3, 2010, respectively, and $(97) and $(118) in the three and six months ended July 4, 2009, respectively)	124	(174)	204	(215)
Deferred (Loss) Gain on Hedging Instruments (net of income tax of $(24) and $(179) in the three and six months ended July 3, 2010, respectively, and $49 and $(49) in the three and six months ended July 4, 2009, respectively)	(327)	316	(668)	251
	(6,016)	8,450	(10,182)	4,087
Comprehensive (Loss) Income	(743)	7,229	(1,268)	–
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	58	(54)	106	(9)
Comprehensive (Loss) Income Attributable to Kadant	$(685)	$7,175	$(1,162)	$(9)

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands, except per share amounts)	2010	2009	2010	2009

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$5,225	$(1,188)	$8,840	$(4,075)
Loss from Discontinued Operation	(5)	(5)	(9)	(9)
Net Income (Loss)	$5,220	$(1,193)	$8,831	$(4,084)

Basic Weighted Average Shares	12,426	12,265	12,418	12,386
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	123	–	103	–
Diluted Weighted Average Shares	12,549	12,265	12,521	12,386

Basic and Diluted Earnings (Loss) per Share:
Continuing Operations	$.42	$(.10)	$.71	$(.33)
Discontinued Operation	–	–	–	–
Net Income (Loss)	$.42	$(.10)	$.71	$(.33)

Options to purchase approximately 161,200 and 41,200 shares of the Company’s common stock for the second quarters of 2010 and 2009, respectively, and 118,100 and 58,500 shares of the Company’s common stock for the first six months of 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the Company’s common stock and the effect of their inclusion would have been anti-dilutive. In addition, the dilutive effect of restricted stock units totaling 63,400 and 38,300 shares of common stock was not included in the computation of diluted loss per share in the three- and six-month periods ended July 4, 2009, respectively, as the effect would have been anti-dilutive.

4.	Inventories

The components of inventories are as follows:

	July 3,	January 2,
(In thousands)	2010	2010
Raw Materials and Supplies	$15,773	$15,347
Work in Process	8,454	7,500
Finished Goods	16,676	14,588
	$40,903	$37,435

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Income Taxes

The provision for income taxes was $2,433,000, or 21.4% of pre-tax income, and $2,066,000, or (102.7%) of pre-tax loss, in the first six months of 2010 and 2009, respectively. The effective tax rate of 21.4% in the first six months of 2010 was lower than the Company’s statutory rate primarily due to the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved for in prior periods and a favorable geographical distribution of earnings. The provision for income taxes in the first six months of 2009 included income tax expense of $1,216,000 associated primarily with earnings from the Company’s foreign operations and income tax expense of $850,000 associated with applying a valuation allowance to certain foreign deferred tax assets.

6.	Long-Term Obligations

Long-Term Obligations

Long-Term obligations are as follows:

	July 3,	January 2,
(In thousands)	2010	2010

Revolving Credit Facility	$15,000	$15,000
Variable Rate Term Loan, due from 2010 to 2016	8,000	8,250
Total Long-Term Obligations	23,000	23,250
Less: Current Maturities	(500)	(500)
Long-Term Obligations, less Current Maturities	$22,500	$22,750

The weighted average interest rate for long-term obligations was 4.81% as of July 3, 2010.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of July 3, 2010, the outstanding balance on the 2008 Credit Agreement was $15,000,000. Based on the Company’s maximum leverage ratio and consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), as defined in the 2008 Credit Agreement, as of July 3, 2010 the Company would have been able to borrow an additional $56,282,000 under the Company’s credit agreements.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. As of July 3, 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $8,000,000. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; Three Rivers, Michigan; and Queensbury, New York, pursuant to mortgage and security agreements dated May 4, 2006.

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Six Months Ended
(In thousands)	July 3, 2010

Balance at Beginning of Period	$2,801
Provision	1,221
Usage	(822)
Currency translation	(234)
Balance at End of Period	$2,966

See Note 17 for warranty information related to the discontinued operation.

8.	Restructuring Costs and Other Income, Net

2008 Restructuring Plan

The Company recorded restructuring costs of $4,373,000 in 2008 and 2009 associated with its 2008 Restructuring Plan. These restructuring costs included facility-related costs of $314,000 and severance and associated costs of $4,059,000 related to the reduction of 329 full-time positions in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on current and projected order volumes, especially in its stock-preparation equipment product line. The Company recorded additional restructuring costs of $67,000 in the first six months of 2010 associated with its 2008 Restructuring Plan.

2009 Restructuring Plan

The Company recorded restructuring costs of $3,858,000 in 2009 associated with its 2009 Restructuring Plan, which consisted of severance and associated costs related to the reduction of 133 full-time positions in Europe, China, the U.S., and Canada, all in its Papermaking Systems segment. These actions were taken to further adjust the Company’s cost structure and streamline its operations in response to the continued weak economic environment. The Company recorded additional restructuring costs of $114,000 in the first six months of 2010 associated with its 2009 Restructuring Plan.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Restructuring Costs and Other Income, Net (continued)

A summary of the changes in accrued restructuring costs, of which $659,000 is included in other current liabilities and $459,000 is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs

2008 Restructuring Plan
Balance at January 2, 2010	$1,334	$–	$1,334
Provision	42	25	67
Payments	(663)	(25)	(688)
Currency translation	4	–	4
Balance at July 3, 2010	$717	$–	$717

2009 Restructuring Plan
Balance at January 2, 2010	$2,302	$–	$2,302
Provision	114	–	114
Payments	(1,692)	–	(1,692)
Currency translation	(323)	–	(323)
Balance at July 3, 2010	$401	$–	$401

The Company expects to pay the remaining accrued restructuring costs as follows: $611,000 in 2010 and $507,000 from 2011 to 2015.

Other Income

In the first quarter of 2010, the Company sold real estate in the U.S. for $465,000, resulting in a pre-tax gain of $285,000. In the second quarter of 2010, the Company recognized a curtailment gain on a pension liability of $219,000 associated with the reduction of 25 full-time positions in France.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Business Segment Information

The Company has one reportable operating segment, Papermaking Systems, and a separate product line, Fiber-based Products, which is reported in Other Business. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009

Revenues:
Papermaking Systems	$66,953	$47,995	$124,422	$109,982
Other Business	2,183	2,137	5,835	5,107
	$69,136	$50,132	$130,257	$115,089

Income (Loss) from Continuing Operations Before Income Tax Provision (Benefit):
Papermaking Systems	$10,895	$700	$17,199	$3,582
Corporate and Other Business (a)	(3,593)	(1,899)	(5,216)	(4,573)
Total Operating Income (Loss)	7,302	(1,199)	11,983	(991)
Interest Expense, Net	(307)	(415)	(627)	(1,021)
	$6,995	$(1,614)	$11,356	$(2,012)

Capital Expenditures:
Papermaking Systems	$534	$743	$1,060	$1,855
Corporate and Other Business	219	140	232	185
	$753	$883	$1,292	$2,040

(a)	Corporate primarily includes general and administrative expenses.

10.	Stock-Based Compensation

Stock Options

On March 3, 2010, the Company granted stock options to purchase 140,000 shares of the Company’s common stock to certain officers of the Company. The stock options will vest in three equal annual installments on the first, second, and third anniversaries of the grant date, provided that the executive officer remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense ratably over the vesting period based on the grant date fair value of $7.39 determined using the Black-Scholes option-pricing model. Compensation expense of $86,000 and $115,000 was recognized in the three- and six-month periods ending July 3, 2010, respectively, associated with these stock options. Unrecognized compensation expense related to these stock options totaled approximately $919,000 at July 3, 2010 and will be recognized over a weighted average period of 2.7 years.

Restricted Stock Units

On March 3, 2010, the Company granted an aggregate of 20,000 restricted stock units (RSUs) to its outside directors with an aggregate fair value of $283,400, which will vest at a rate of 5,000 shares per quarter on the last day of each quarter in 2010, provided that the recipient is serving as a director on the applicable vesting date. The Company recognized compensation expense of $71,000 and $142,000 in the three- and six-month periods ending July 3, 2010, respectively, associated with these RSUs. On March 3, 2010, the Company also granted to its outside directors an aggregate of 40,000 RSUs with an aggregate fair value of $566,800, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 40,000 RSUs will be forfeited if a change in control does not occur during the period beginning on the first day of the second quarter of 2010 and ending on the last day of the first quarter of 2015.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units

On March 3, 2010, the Company granted to certain officers of the Company performance-based RSUs, which represent, in aggregate, the right to receive 59,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $14.17 per share. The RSUs will vest in three equal annual installments on March 10, 2011, March 10, 2012 and March 10, 2013, provided that the Company meets certain performance requirements for the 2010 fiscal year and the executive officer is employed by the Company on the applicable vesting dates. The target RSU amount is subject to adjustment based on the achievement of a specified EBITDA target generated from continuing operations for the 2010 fiscal year. The RSUs provide for an adjustment of between 50% and 150% of the target RSU amount based on whether actual EBITDA for the 2010 fiscal year is between 50% and 115% of the EBITDA target. If actual EBITDA is below 50% of the target EBITDA for the 2010 fiscal year, all of the RSUs will be forfeited. In the first six months of 2010, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 150% of the target RSU amount.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company has also granted performance-based RSUs in prior periods. Compensation expense associated with performance-based RSUs is recognized ratably over each vesting tranche based on the grant date fair value. The Company recognized compensation expense of $448,000 and $441,000 in the second quarters of 2010 and 2009, respectively, and $624,000 and $931,000 in the first six months of 2010 and 2009, respectively, associated with performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,403,000 at July 3, 2010, and will be recognized over a weighted average period of 1.5 years.

Time-Based Restricted Stock Units

On March 3, 2010, the Company granted 85,000 time-based RSUs to certain employees of the Company with a grant date fair value of $14.17 per share. The RSUs generally vest in three equal installments on March 10, 2011, March 10, 2012 and March 10, 2013. The Company also granted time-based RSUs in prior periods to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. The Company recognized compensation expense of $203,000 and $124,000 in the second quarters of 2010 and 2009, respectively, and $347,000 and $230,000 in the first six months of 2010 and 2009, respectively, associated with time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,543,000 as of July 3, 2010, and will be recognized over a weighted average period of 2.3 years.

A summary of the changes in the Company’s unvested RSUs for the first six months of 2010 is as follows:
	Units (In thousands)	Weighted- Average Grant-Date Fair Value

Unvested RSUs at January 2, 2010	212	$17.89
Granted (based on the target RSU amount)	204	$14.17
Vested	(10)	$14.17
Forfeited	(41)	$8.31
Unvested RSUs at July 3, 2010	365	$17.54

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Employee Benefit Plans

The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees of one of the Company’s divisions and the corporate office. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. The Company also has a post-retirement welfare benefits plan for certain retirees of its Kadant Solutions division (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the employer’s contributions.

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

The components of the net periodic benefit cost (income) for the pension benefits and other benefits plans in the three-and six-month periods ended July 3, 2010 and July 4, 2009 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	July 3, 2010		July 4, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$197	$19	$205	$35
Interest cost	322	55	330	64
Expected return on plan assets	(347)	–	(324)	–
Recognized net actuarial loss	110	3	124	2
Amortization of prior service cost (income)	14	(15)	14	(90)
Net periodic benefit cost	296	62	349	11
Curtailment gain	–	(219)	–	(279)
Net periodic benefit cost (income)	$296	$(157)	$349	$(268)

The weighted average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	4.88%	6.25%	6.20%
Expected long-term return on plan assets	7.00%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Employee Benefit Plans (continued)

	Six Months Ended		Six Months Ended
(In thousands)	July 3, 2010		July 4, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$426	$51	$410	$70
Interest cost	650	110	660	124
Expected return on plan assets	(718)	–	(648)	–
Recognized net actuarial loss	217	6	248	2
Amortization of prior service cost (income)	28	(30)	28	(273)
Net periodic benefit cost (income)	603	137	698	(77)
Curtailment gain	–	(219)	–	(279)
Net periodic benefit cost (income)	$603	$(82)	$698	$(356)

The weighted average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	5.09%	6.25%	6.15%
Expected long-term return on plan assets	7.00%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

The Company recognized a curtailment gain of $219,000 in the three-month period ending July 3, 2010 associated with the reduction of 25 full-time positions in France. The Company recognized a curtailment gain of $279,000 in the three-month period ending July 4, 2009 associated with the reduction of 11 full-time positions in the U.S.

The Company made cash contributions of $1,750,000 to its Kadant Solutions division’s noncontributory defined benefit retirement plan in the first six months of 2010 and expects to make cash contributions of $75,000 per month over the remainder of 2010. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than the funding of current benefit payments are expected in 2010.

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

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreases to $10,000,000 on December 31, 2010, and $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63%. The fair values for these instruments as of July 3, 2010 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of July 3, 2010, the Company was in compliance with these covenants. The unrealized loss of $1,827,000 as of July 3, 2010 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a loss of $21,000 and a gain of $57,000 in the second quarters of 2010 and 2009, respectively, and losses of $30,000 and $550,000 in the first six months of 2010 and 2009, respectively, associated with forward currency-exchange contracts that were not designated as hedges. These gains and losses are included in selling, general, and administrative expenses in the accompanying statement of operations. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments and the location of these instruments in the consolidated balance sheet:

(In thousands)	Balance Sheet Location	July 3, 2010 Asset (Liability) (a)	January 2, 2010 Asset (Liability)

Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$23	$207
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(355)	$–
Interest rate swap agreements	Other Long-Term Liabilities	$(1,827)	$(1,517)

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(20)	$(98)

(a)	See Note 13 for the fair value measurements relating to these financial instruments.

As of July 3, 2010, the total notional amounts of the Company’s interest rate swap agreements and forward currency-exchange contracts were $23,000,000 and $6,273,000, respectively. These notional amounts are indicative of the level of the Company’s derivative activity during the first six months of 2010.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.      Derivatives (continued)

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended July 3, 2010:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized Loss (Gain), net of tax, at January 2, 2010	$1,212	$(138)	$1,074
Loss Reclassified to Earnings (a)	(373)	(7)	(380)
Loss Recognized in OCI	682	366	1,048
Unrealized Loss, net of tax, at July 3, 2010	$1,521	$221	$1,742

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of operations.

As of July 3, 2010, $593,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

13.	Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Forward currency-exchange contracts	$–	$23	$–	$23

Liabilities:
Forward currency-exchange contracts	$–	$375	$–	$375
Interest rate swap agreements	$–	$1,827	$–	$1,827

	Fair Value as of January 2, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Forward currency-exchange contracts	$–	$207	$–	$207

Liabilities:
Forward currency-exchange contracts	$–	$98	$–	$98
Interest rate swap agreements	$–	$1,517	$–	$1,517

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.	Fair Value Measurements (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2010. The Company’s financial assets and liabilities carried at fair value comprise derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying amounts of long-term debt obligations approximate fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

14.	Letters of Credit

Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary. In 2009, one of the Company’s customers indicated its intention to draw upon all outstanding standby letters of credit issued to the customer as beneficiary to secure warranty and performance obligations under multiple contracts. The Company believes the attempted draws by the customer are for reasons unrelated to the Company’s warranty and performance obligations and the Company has opposed, and intends to continue to vigorously oppose, such actions. To date, the customer had submitted draws against standby letters of credit totaling $4,272,000 and the Company has obtained preliminary injunctions against payment to the customer with respect to such draws. The outstanding standby letters of credit to this customer, including those for which the Company has obtained preliminary injunctions against payment, total $5,823,000. There is no assurance that the Company will be successful in obtaining new or maintaining existing injunctions and, if the Company were unsuccessful, it would incur an expense associated with such payments to the customer, which would adversely affect the Company’s results of operations.

15.	Pending Litigation

The Company was named as a co-defendant, together with the Company’s Kadant Composites LLC subsidiary (Composites LLC) and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the District Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purported to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it sought compensatory damages and punitive damages under various state consumer protection statutes. The District Court dismissed the complaint against all defendants in its entirety on November 19, 2008. On March 3, 2009, the District Court denied the plaintiffs’ post-judgment motions to vacate this order of dismissal and amend the complaint. The plaintiffs appealed the District Court’s denial of these motions to the U.S. First Circuit Court of Appeals, which affirmed the District Court’s ruling on December 23, 2009. The plaintiffs petitioned the U.S. First Circuit Court of Appeals for a rehearing en banc, which was denied on February 2, 2010. The time for seeking further appeal of this matter has expired and the dismissal is final.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Pending Litigation (continued)

The Company was named as a co-defendant in seven state class action complaints filed on behalf of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. On April 23, 2010, the parties to the litigation agreed to voluntarily dismiss without prejudice the pending state class actions, subject to a tolling agreement that has been extended to August 31, 2010, while the parties pursue potential alternative dispute resolution or other settlement of these matters. To date, the parties have filed dismissals in the litigation pending in the state courts of Colorado, Connecticut, Massachusetts, New York and New Mexico, and the Company anticipates that the plaintiffs will also move to dismiss the complaints pending in Maryland and Washington state courts, which have not been served on the Company. There can be no assurance that the parties to the state court matters will reach a resolution on terms satisfactory to the parties, or that the plaintiffs will not file new complaints in the named states or other states, following the expiration of the tolling period. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

16.	Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. It establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, it significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (fiscal 2011). The Company is currently evaluating the provisions of this guidance, but does not anticipate that it will have a material effect on its consolidated financial statements.

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

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Composites LLC records the minimum amount of the potential range of loss for products under warranty. As of July 3, 2010, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

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

International Sales

During the first six months of 2010 and 2009, approximately 56% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

KADANT INC.

Overview (continued)

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. Since the end of 2009, this industry has been recovering from a severe economic downturn, which began a year earlier. Mill operating rates in North America have improved in 2010 compared to the prior year, especially for containerboard, due to healthy demand. Operating rates and demand in Europe and Asia across most grades are also improving. We have benefited from these improved mill operating rates, and since the third quarter of 2009 we have seen sequential quarterly increases in both revenues and bookings. Revenues increased $19.0 million, or 38%, in the second quarter of 2010 compared to the second quarter of 2009, which included increases in all of our major product lines. Revenues in the second quarter of 2010 also increased $8.0 million, or 13%, sequentially. We believe that these increases are partly due to pent-up demand from earlier periods and, as a result, we anticipate some slowdown in activity in the second half of 2010.

We have taken numerous steps since the end of 2008 to optimize our business structure and maximize internal efficiencies, which included integrating multiple operations in a region, merging our sales teams in certain markets, and reducing the number of employees in certain locations. In addition, we continue to concentrate our efforts on several initiatives intended to improve our operating results, including focusing on delivering products and technical solutions that provide our customers with a good return on their investment through energy savings and fiber-yield improvements, expanding our use of low-cost manufacturing bases in locations such as China and Mexico, increasing after-market and consumables sales, and further penetrating existing markets where we see opportunity with our accessories and water management products. We also continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

We expect several key factors to influence our results for the second half of the year. As noted above, we expect a slowdown in bookings from the levels in the first half of the year, which we believe included some pent-up demand from earlier periods. Also, we believe that gross margin percentages will decline from the first half levels partly due to an unfavorable product mix in the second half of the year. In addition, we anticipate a higher effective tax rate for the year compared to our previous estimate due to a change in the geographic distribution of our earnings. For the third quarter of 2010, we expect to report diluted earnings per share of $.21 to $.23 from continuing operations, on revenues of $60 to $62 million. For 2010, we expect to achieve diluted earnings per share of $1.20 to $1.25 from continuing operations, revised from our previous estimate of $1.10 to $1.20, on revenues of $255 to $260 million, revised from our previous estimate of $255 to $265 million.

KADANT INC.

Results of Operations

Second Quarter 2010 Compared With Second Quarter 2009

The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2010 and 2009. The results of operations for the fiscal quarter ended July 3, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	July 3,	July 4,
	2010	2009

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	59
Selling, general, and administrative expenses	32	38
Research and development expenses	2	3
Restructuring costs and other income, net	–	2
	89	102

Operating Income (Loss)	11	(2)

Interest Income	–	–
Interest Expense	(1)	(1)

Income (Loss) from Continuing Operations Before Income Tax Provision (Benefit)	10	(3)
Income Tax Provision (Benefit)	2	(1)

Income (Loss) from Continuing Operations	8%	(2)%

Revenues

Revenues increased $19.0 million, or 38%, to $69.1 million in the second quarter of 2010 from $50.1 million in the second quarter of 2009. Revenues in the second quarter of 2010 include a $0.7 million decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues increased $19.7 million, or 39%, in the second quarter of 2010 due to an increase in revenues in all of our major product lines. Excluding the effects of currency translation, the largest revenue increases in the second quarter of 2010 were in our stock-preparation equipment product line, which increased $9.1 million, or 56%, our fluid-handling product line, which increased $5.0 million, or 33%, and our water-management product line, which increased $3.4 million, or 66%. The increases in our stock-preparation equipment and water-management product lines were driven by higher demand for our capital products, while the increase in our fluid-handling product line was primarily due to higher demand for our aftermarket products.

KADANT INC.

Results of Operations (continued)

Revenues for the second quarters of 2010 and 2009 from our Papermaking Systems segment and our other business are as follows:

	Three Months Ended
	July 3,	July 4,
(In thousands)	2010	2009

Revenues:
Papermaking Systems	$66,953	$47,995
Other Business	2,183	2,137
	$69,136	$50,132

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $19.0 million, or 39%, to $67.0 million in the second quarter of 2010 from $48.0 million in the second quarter of 2009. Revenues in the 2010 period include a $0.7 million, or 1%, decrease from the unfavorable effects of currency translation.

Other Business. Revenues from the Fiber-based Products business increased $0.1 million, or 2%, to $2.2 million in the second quarter of 2010 from $2.1 million in the second quarter of 2009.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2010 and 2009, and the changes in revenues by product line between the second quarters of 2010 and 2009 excluding the effect of currency translation. The increase excluding the effect of currency translation represents the increase resulting from the conversion of the current period amounts in local currency translated into U.S. dollars using the prior period exchange rates compared to the prior period amounts in U.S. dollars. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how our management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase Excluding Effect of
(In millions)	July 3, 2010	July 4, 2009	Increase	Currency Translation

Product Line:
Stock-Preparation Equipment	$25.0	$16.4	$8.6	$9.1
Fluid-Handling	20.1	15.1	5.0	5.0
Accessories	12.7	10.9	1.8	2.0
Water-Management	8.6	5.2	3.4	3.4
Other	0.6	0.4	0.2	0.2
	$67.0	$48.0	$19.0	$19.7

Revenues from the segment’s stock-preparation equipment product line increased $8.6 million, or 52%, in the second quarter of 2010 compared to the second quarter of 2009, including a $0.5 million, or 4%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment product line increased $9.1 million, or 56%, primarily due to an increase in revenues in the U.S. and, to a lesser extent, Europe and China. The increases in the U.S. and Europe were principally driven by higher demand for capital products, while the increase in China was due to higher demand for both capital and aftermarket products. While revenues in China increased in the second quarter of 2010 compared to the corresponding prior year period, they were lower than anticipated due to customer-initiated delays in delivering several large recycling systems.

KADANT INC.

Results of Operations (continued)

Revenues from the segment’s fluid-handling product line increased $5.0 million, or 33%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased demand for our aftermarket products across all geographic regions. While revenues from the fluid-handling product line increased in the second quarter of 2010 compared to the corresponding prior year period, revenues were essentially flat on a sequential basis. We expect to see a decrease in revenues in this product line for the remainder of 2010 compared to the first six months of 2010 given a slowdown in order activity.

Revenues from the segment’s accessories product line increased $1.8 million, or 17%, in the second quarter of 2010 compared to the second quarter of 2009, including a $0.2 million, or 1%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line increased $2.0 million, or 18%, primarily due to an increase in revenues in North America and Europe. The increase in North America was driven by increased demand for both capital and aftermarket products, while the increase in Europe was primarily due to an increase in demand for our capital products.

Revenues from the segment’s water-management product line increased $3.4 million, or 66%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased demand in North America for our capital products.

Gross Profit Margin

Gross profit margins for the second quarters of 2010 and 2009 are as follows:

	Three Months Ended
	July 3,	July 4,
	2010	2009

Gross Profit Margin:
Papermaking Systems	45%	41%
Other Business	51	45
	45%	41%

Gross profit margin increased to 45% in the second quarter of 2010 from 41% in the second quarter of 2009 primarily due to improved margins in our Papermaking Systems segment.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 45% in the second quarter of 2010 from 41% in the second quarter of 2009. Product gross margins were higher in the second quarter of 2010 in all our major product lines, especially our water-management product line, compared to the second quarter of 2009. The improvement in product gross margins in our water-management product line was due, in part, to lower overhead costs associated with the consolidation in 2009 of our water-management manufacturing facility in New York into our facilities in Massachusetts and Mexico. Product gross margins also benefited from several capital projects with relatively higher gross margins compared to prior periods. In addition, we experienced better absorption and cost efficiencies in our worldwide manufacturing operations, reflecting the higher volumes and the significant cost reduction efforts we undertook during 2009. These increases in product gross margins were partly offset by an unfavorable product mix in the second quarter of 2010 compared to the second quarter of 2009. We expect gross margin percentages to decline in the second half of 2010 compared to the first half as capital projects comprise a higher percentage of revenues with lower comparative margins.

Other Business. The gross profit margin in our Fiber-based Products business increased to 51% in the second quarter of 2010 from 45% in the second quarter of 2009 primarily due to the lower cost of natural gas.

KADANT INC.

Results of Operations (continued)

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 32% in the second quarter of 2010 from 38% in the second quarter of 2009 due to improved operating leverage related to higher revenues in 2010 compared to the 2009 period. Selling, general, and administrative expenses increased $3.5 million, or 18%, to $22.7 million in the second quarter of 2010 from $19.2 million in the second quarter of 2009. This increase was primarily due to higher incentive compensation associated with the expected improved profitability performance in 2010 compared to 2009 and an increase in commission expense associated with higher revenue in the second quarter of 2010 compared to the second quarter of 2009. This increase also included a $0.2 million increase due to acquisition expenses, offset by a $0.2 million decrease from the favorable effect of foreign currency translation.

Total stock-based compensation expense was $0.8 million and $0.6 million in the second quarters of 2010 and 2009, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. As of July 3, 2010, unrecognized compensation cost related to stock-based compensation was approximately $4.0 million, which will be recognized over a weighted average period of 2.0 years.

Research and development expenses decreased $0.5 million, or 30%, to $1.2 million in the second quarter of 2010 compared to $1.7 million in the second quarter of 2009 and represented 2% and 3% of revenues in the second quarter of 2010 and 2009, respectively.

Restructuring Costs and Other Income, Net

Restructuring costs and other income netted to $21 thousand of income and $1.0 million of expense in the second quarters of 2010 and 2009, respectively. We recognized a curtailment gain on a pension liability of $0.2 million in the second quarter of 2010 associated with the reduction of 25 full-time positions in France, largely offset by restructuring costs of $0.2 million associated with prior period restructurings. We recorded restructuring costs of $1.0 million in the second quarter of 2009 consisting of severance and associated charges primarily related to the reduction of 35 full-time positions in the U.S., Europe, and China in the Papermaking Systems segment.

Interest Income

Interest income decreased to $32 thousand in the second quarter of 2010 from $92 thousand in the second quarter of 2009 due to lower average interest rates in the 2010 period.

Interest Expense

Interest expense decreased $0.2 million, or 33%, to $0.3 million in the second quarter of 2010 from $0.5 million in the second quarter of 2009 primarily due to lower average outstanding borrowings during the second quarter of 2010 compared to the second quarter of 2009.

Income Tax Provision (Benefit)

Our income tax provision (benefit) was a provision of $1.7 million, or 24.5% of pre-tax income, and a benefit of $(0.4) million, or 24.7% of pre-tax loss, in the second quarters of 2010 and 2009, respectively. The effective tax rate of 24.5% in the second quarter of 2010 was lower than our statutory rate primarily due to the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved for in prior periods and a favorable geographical distribution of earnings. Our income tax benefit of $0.4 million in the second quarter of 2009 was primarily due to tax benefits associated with our foreign operations. We expect our effective tax rate to be between 22% and 24% in 2010 due to the anticipated profitability in the U.S. and certain foreign tax jurisdictions.

Income (Loss) from Continuing Operations

Income from continuing operations was $5.3 million in the second quarter of 2010 compared to a loss from continuing operations of $1.2 million in the second quarter of 2009. The increase in the 2010 period was primarily due to an increase in operating income of $8.5 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

KADANT INC.

Results of Operations (continued)

Loss from Discontinued Operation

Loss from the discontinued operation was $5 thousand in both the second quarters of 2010 and 2009.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under Accounting Standards Codification (ASC) 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. It establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, it significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (fiscal 2011). We are currently evaluating the provisions of this guidance, but do not anticipate that it will have a material effect on our consolidated financial statements.

First Six Months 2010 Compared With First Six Months 2009

The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues from continuing operations for the first six months of 2010 and 2009. The results of operations for the first six months of 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	July 3,	July 4,
	2010	2009

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	60
Selling, general, and administrative expenses	34	36
Research and development expenses	2	3
Restructuring costs and other income, net	–	2
	91	101

Operating Income (Loss)	9	(1)

Interest Income	–	–
Interest Expense	–	(1)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	9	(2)
Provision for Income Taxes	2	2

Income (Loss) from Continuing Operations	7%	(4)%

Revenues

Revenues increased $15.2 million, or 13%, to $130.3 million in the first six months of 2010 from $115.1 million in the first six months of 2009. Revenues in the first six months of 2010 included a $1.8 million increase from the favorable effects of currency translation. Excluding the effects of currency translation, revenues increased $13.4 million, or 12%, in the first six months of 2010 primarily due to an $8.2 million, or 27%, increase in our fluid-handling product line and a $4.5 million, or 44%, increase in our water-management product line. The increase in our fluid-handling product line were driven by higher demand for our capital and aftermarket products, while the increase in our water-management product line was primarily due to higher demand for our capital products.

KADANT INC.

Results of Operations (continued)

Revenues for the first six months of 2010 and 2009 from our Papermaking Systems segment and our other business are as follows:

	Six Months Ended
	July 3,	July 4,
(In thousands)	2010	2009

Revenues:
Papermaking Systems	$124,422	$109,982
Other Business	5,835	5,107
	$130,257	$115,089

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $14.4 million, or 13%, to $124.4 million in the first six months of 2010 from $110.0 million in the first six months of 2009, including a $1.8 million, or 1%, increase from the favorable effects of currency translation.

Other Business. Revenues from our Fiber-based Products business increased $0.7 million, or 14%, to $5.8 million in the first six months of 2010 from $5.1 million in the first six months of 2009.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2010 and 2009, and the changes in revenues by product line between the first six months of 2010 and 2009 excluding the effect of currency translation. The increase (decrease) excluding the effect of currency translation represents the increase (decrease) resulting from the conversion of the current period amounts in local currency translated into U.S. dollars using the prior period exchange rates compared to the prior period amounts in U.S. dollars. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Six Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	July 3, 2010	July 4, 2009	Increase (Decrease)	Currency Translation

Product Line:
Stock-Preparation Equipment	$42.8	$45.6	$(2.8)	$(2.7)
Fluid-Handling	40.1	30.9	9.2	8.2
Accessories	25.2	22.4	2.8	2.3
Water-Management	15.1	10.3	4.8	4.5
Other	1.2	0.8	0.4	0.3
	$124.4	$110.0	$14.4	$12.6

Revenues from the segment’s stock-preparation equipment product line decreased $2.8 million, or 6%, in the first six months of 2010 compared to the first six months of 2009 due to a decrease of $10.8 million in Europe, offset in part by increases in North America and China. The decrease in Europe was primarily due to higher revenues in the first six months of 2009 resulting from a large capital equipment project in Vietnam. The increases in North America and China were principally due to increased demand for capital products.

KADANT INC.

Results of Operations (continued)

Revenues from the segment’s fluid-handling product line increased $9.2 million, or 30%, in the first six months of 2010 compared to the first six months of 2009, including a $1.0 million, or 3%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $8.2 million, or 27%, due to increases in Europe, and to a lesser extent, North America. The increase in Europe was primarily due to higher demand for capital products, while the increase in North America was driven by increased sales of our parts and consumable products.

Revenues from the segment’s accessories product line increased $2.8 million, or 13%, in the first six months of 2010 compared to the first six months of 2009, including a $0.5 million, or 3%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s accessories product line increased $2.3 million, or 10%, primarily due to an increase in demand in North America for our capital and aftermarket products.

Revenues from the segment’s water-management product line increased $4.8 million, or 47%, in the first six months of 2010 compared to the first six months of 2009, including a $0.3 million, or 3%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s water-management product line increased $4.5 million, or 44%, primarily due to an increase in demand in North America for our capital products.

Gross Profit Margin

Gross profit margins for the first six months of 2010 and 2009 are as follows:

	Six Months Ended
	July 3,	July 4,
	2010	2009

Gross Profit Margin:
Papermaking Systems	44%	40%
Other Business	51	39
	45%	39%

Gross profit margin increased to 45% in the first six months of 2010 from 39% in the first six months of 2009 primarily due to improved margins in our Papermaking Systems segment.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 44% in the first six months of 2010 from 40% in the first six months of 2009. Product gross margins were higher in the first six months of 2010 in all our major product lines, especially our stock-preparation equipment and water-management product lines, compared to the first six months of 2009. The improved product gross margins in our stock-preparation equipment product line were due, in part, to several capital projects with relatively higher gross margins compared to prior periods. The improvement in product gross margins in our water-management product line was due, in part, to lower overhead costs associated with the consolidation in 2009 of our water-management manufacturing facility in New York into our facilities in Massachusetts and Mexico. In addition, we also experienced better absorption and cost efficiencies in our worldwide manufacturing operations, reflecting the higher volumes and the significant cost reduction efforts we undertook during 2009.

Other Business. The gross profit margin in our Fiber-based Products business increased to 51% in the first six months of 2010 from 39% in the first six months of 2009, primarily due to the lower cost of natural gas.

KADANT INC.

Results of Operations (continued)

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 34% in the first six months of 2010 from 36% in the first six months of 2009 due to improved operating leverage related to higher revenues in 2010 compared to the prior year period. Selling, general, and administrative expenses increased $2.3 million, or 6%, to $43.8 million in the first six months of 2010 from $41.5 million in the first six months of 2009. This increase includes a $0.6 million increase from the unfavorable effect of foreign currency translation and a $0.2 million increase due to acquisition expenses. The remaining $1.5 million increase was primarily due to higher incentive compensation associated with the expected improved profitability performance in 2010 compared to 2009.

Total stock-based compensation expense was $1.3 million in both the first six months of 2010 and 2009 and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations.

Research and development expenses decreased $0.6 million to $2.6 million in the first six months of 2010 compared to $3.2 million in the first six months of 2009 and represented 2% and 3% of revenues in the first six months of 2010 and 2009, respectively.

Restructuring Costs and Other Income, Net

Restructuring costs and other income netted to $0.3 million of income and $1.8 million of expense in the first six months of 2010 and 2009, respectively. Other income included a curtailment gain on a pension liability of $0.2 million associated with the reduction of 25 full-time positions in France and a gain of $0.3 million associated with the sale of real estate in the U.S. These gains were offset in part by restructuring costs of $0.2 million in the first six months of 2010 associated with prior period restructuring plans. We recorded restructuring costs of $1.8 million in the first six months of 2009, consisting of severance and associated charges primarily related to the reduction of 78 full-time positions in the U.S., China, and Europe in the Papermaking Systems segment.

Interest Income

Interest income decreased $0.2 million, or 77%, to $0.1 million in the first six months of 2010 from $0.3 million in the first six months of 2009 primarily due to lower average interest rates in the 2010 period.

Interest Expense

Interest expense decreased $0.6 million, or 47%, to $0.7 million in the first six months of 2010 from $1.3 million in the first six months of 2009 primarily due to lower average outstanding borrowings in the first six months of 2010 compared to the first six months of 2009.

Provision for Income Taxes

            Our provision for income taxes was $2.4 million, or 21.4% of pre-tax income, and $2.1 million, or (102.7%) of pre-tax loss, for the first six months of 2010 and 2009, respectively. The effective tax rate of 21.4% in the first six months of 2010 was lower than our statutory rate primarily due to the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved for in prior periods and a favorable geographical distribution of earnings. The provision for income taxes in the first six months of 2009 included income tax expense of $1.2 million associated primarily with earnings from our foreign operations and income tax expense of $0.9 million associated with applying a valuation allowance to certain foreign deferred tax assets.

Income (Loss) from Continuing Operations

Income from continuing operations was $8.9 million in the first six months of 2010 compared to a loss from continuing operations of $4.1 million in the first six months of 2009. The increase in the 2010 period was primarily due to an increase in operating income of $13.0 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $9 thousand in both the first six months of 2010 and 2009.

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $74.4 million at July 3, 2010, compared with $66.9 million at January 2, 2010. Included in working capital are cash and cash equivalents of $47.2 million at July 3, 2010, compared with $45.7 million at January 2, 2010. At July 3, 2010, $35.5 million of cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2010

Our operating activities provided cash of $8.4 million in the first six months of 2010 primarily related to our continuing operations. Increases in accounts receivable, unbilled contract costs and fees and inventories used cash of $11.5 million in the first six months of 2010, while an increase in accounts payable provided cash of $5.7 million. The increase in accounts receivable of $5.1 million in 2010 primarily occurred in the Papermaking Systems segment’s accessories, water-management and fluid-handling product lines due to increased sales in the first half of the year. The increase in inventories of $4.8 million in 2010 primarily occurred in the stock-preparation equipment product line largely due to delays in shipments of capital orders in China and, to a lesser extent, in the accessories and water-management product lines due to an increase in demand. The increase in unbilled contract costs and fees of $1.6 million in 2010 was primarily due to the timing of billings in the stock-preparation equipment product line. Partly offsetting these uses of cash was an increase in accounts payable of $5.7 million in 2010 primarily in our stock-preparation equipment and fluid-handling product lines due to an increase in raw material purchases and the timing of payments. In the first six months of 2010, we also used cash of $1.8 million to fund contributions to our pension plan.

Our investing activities used cash of $3.2 million in the first six months of 2010. We used cash of $2.6 million for final consideration payments associated with the acquisitions of The Johnson Corporation and Jining Huayi Light Industry Machinery Co., Ltd. In addition, we used cash of $1.3 million to purchase property, plant, and equipment in the first six months of 2010, offset in part by proceeds of $0.7 million primarily from the sale of real estate.

Our financing activities used cash of $0.2 million in the first six months of 2010 primarily for principal payments on outstanding debt obligations.

First Six Months of 2009

Our operating activities provided cash of $18.6 million in the first six months of 2009 primarily related to our continuing operations. The cash provided by our continuing operations in the first six months of 2009 primarily resulted from a decrease in accounts receivable of $18.8 million and a decrease in inventories of $13.8 million. These sources of cash in 2009 were offset in part by uses of cash from a decrease in accounts payable of $9.6 million and a decrease in other current liabilities of $9.3 million. The decrease in accounts receivable was associated primarily with a decrease in revenues in our stock-preparation equipment product line in North America. The decrease in accounts payable was associated primarily with a decrease in raw material purchases in our stock-preparation equipment product line due to a decline in order activity. In addition, the shipment of a large order in our stock-preparation equipment product line to Vietnam contributed to decreases in other current liabilities and inventory.

Our investing activities used cash of $3.1 million in the first six months of 2009. We used cash of $2.0 million in the first six months of 2009 to purchase property, plant, and equipment and $0.9 million of cash for additional consideration associated with the Kadant Johnson Inc. acquisition.

Our financing activities used cash of $29.8 million in the first six months of 2009. We repaid $45.0 million and received cash proceeds of $19.0 million under our outstanding short- and long-term obligations. In addition, we used cash of $3.7 million in the first six months of 2009 to repurchase our common stock on the open market.

KADANT INC.

Liquidity and Capital Resources (continued)

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of July 3, 2010, the outstanding balance borrowed under the 2008 Credit Agreement was $15.0 million. Based on our maximum leverage ratio and consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), as defined in the 2008 Credit Agreement, as of July 3, 2010 we would have been able to borrow an additional $56.3 million under our credit agreements.

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

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of July 3, 2010, we were in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5.0 million due upon maturity. As of July 3, 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $8.0 million.

Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the associated mortgage and security agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Interest Rate Swap Agreements

To hedge the exposure to movements in the three-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of July 3, 2010, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.8 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

KADANT INC.

Liquidity and Capital Resources (continued)

Additional Liquidity and Capital Resources

On November 4, 2009, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 4, 2009 through November 4, 2010. To date, no repurchases have been made under this authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through July 3, 2010, we have not provided for U.S. income taxes on approximately $64.0 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.1 million.

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. At July 3, 2010, the accrued warranty costs for Composites LLC were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation.

In 2009, one of our customers indicated its intention to draw upon all outstanding standby letters of credit issued to the customer as beneficiary to secure warranty and performance obligations under multiple contracts. We believe the attempted draws by the customer are for reasons unrelated to our warranty and performance obligations and we have opposed, and intend to continue to vigorously oppose, such actions. To date, the customer had submitted draws against standby letters of credit totaling $4.3 million and we have obtained preliminary injunctions against payment to the customer with respect to such draws. The outstanding standby letters of credit to this customer, including those for which we have obtained preliminary injunctions against payment, total $5.8 million. There is no assurance that we will be successful in obtaining new or maintaining existing injunctions and, if we were unsuccessful, we would incur an expense associated with such payments to the customer, which would adversely affect our results of operations.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $2 to $3 million during the remainder of 2010 for property, plant, and equipment. In addition, we paid $3.3 million in July 2010 for the acquisition of Filtration Fibrewall Inc., a Canadian-based supplier of pressure screen baskets, and the acquisition of a dewatering equipment product line from a related company.

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

KADANT INC.

Item 4 – Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2010. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 3, 2010, our Chief Executive Officer and Chief Financial Officer concluded that as of July 3, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We were named as a co-defendant, together with Composites LLC and another defendant, in a consumer class action lawsuit filed in the United States District Court for the District of Massachusetts (the District Court) on December 27, 2007 on behalf of a putative class of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003. The complaint in this matter purported to assert, among other things, causes of action for unfair and deceptive trade practices, fraud, negligence, breach of warranty and unjust enrichment, and it sought compensatory damages and punitive damages under various state consumer protection statutes. The District Court dismissed the complaint against all defendants in its entirety on November 19, 2008. On March 3, 2009, the District Court denied the plaintiffs’ post-judgment motions to vacate this order of dismissal and amend the complaint. The plaintiffs appealed the District Court’s denial of these motions to the U.S. First Circuit Court of Appeals, which affirmed the District Court’s ruling on December 23, 2009. The plaintiffs petitioned the U. S. First Circuit Court of Appeals for a rehearing en banc, which was denied on February 2, 2010. The time for seeking further appeal of this matter has expired and the dismissal is final.

We were named as a co-defendant in seven state class action complaints filed on behalf of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. On April 23, 2010, the parties to the litigation agreed to voluntarily dismiss without prejudice the pending state class actions, subject to a tolling agreement that has been extended to August 31, 2010, while the parties pursue potential alternative dispute resolution or other settlement of these matters. To date, the parties have filed dismissals in the litigation pending in the state courts of Colorado, Connecticut, Massachusetts, New York and New Mexico, and we anticipate that the plaintiffs will also move to dismiss the complaints pending in Maryland and Washington state courts, which have not been served on us. There can be no assurance that the parties to the state court matters will reach a resolution on terms satisfactory to the parties, or that the plaintiffs will not file new complaints in the named states or other states, following the expiration of the tolling period. We have not made an accrual related to this litigation as we believe that an adverse outcome is not probable and estimable at this time.

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

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the worldwide economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. From late 2008 through 2009, worldwide equity and credit markets experienced high volatility and disruption and most of the markets in which we sell our products experienced severe economic downturns. While the markets have shown signs of improvement, there has been renewed concern about the strength and sustainability of a recovery. The global economic uncertainty and recession in many economies, which may continue, has adversely affected demand for our customers’ products, as well as for our products, especially our capital equipment products. Our stock-preparation equipment product line has been particularly affected since it contains a higher proportion of capital products than our other product lines. Declines in consumer and economic activity result in reduced demand for paper and board products, which adversely affects our capital business. Also, the recent crisis affected financial institutions, which caused, and may continue to cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and results in their inability to fund projects, capacity expansion plans and, to some extent, routine operations. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which adversely affect our business, revenue, and profitability.
Our financial performance will be negatively impacted if there are delays in customers securing financing or our customers become unable to secure such financing. The inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, which are required in some cases to guarantee performance, during periods of economic uncertainty.
Paper producers have been and continue to be negatively affected by higher operating costs. Paper companies curtail their capital and operating spending during periods of economic uncertainty and will likely be cautious about resuming spending as market conditions improve. As paper companies consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity addition or expansion projects. It is difficult to accurately forecast our revenues and earnings per share during periods of economic uncertainty. Since the third quarter of 2009, economic conditions have begun to slowly improve; however, there can be no assurance regarding the strength and sustainability of a recovery. In the first and second quarters of 2010, we experienced stronger than expected demand for our products, which we believe may be partly due to pent-up demand by paper producers to replace spare parts and consumables and to invest in needed capital improvements. We anticipate a slowdown in demand in the second half of 2010.
Certain of our contracts, particularly for stock-preparation and systems orders, require us to provide a standby letter of credit to a customer as beneficiary to guarantee our warranty and performance obligations under the contract. One of our customers in China has indicated its intention to draw upon all of their outstanding standby letters of credit, which currently total $5.8 million. To date, the customer has submitted draws against standby letters of credit totaling $4.3 million and we have obtained preliminary injunctions against payment to the customer with respect to such draws. These letters of credit were issued to secure our warranty and performance obligations under multiple contracts with that customer and we believe that the reasons for the draws are principally unrelated to our warranty and performance obligations. We have opposed, and intend to continue to vigorously oppose, these draws and any other potential claims and may incur significant legal expenses in the process. There is no assurance that we will be successful in obtaining new or maintaining existing injunctions and, if we were unsuccessful, we would incur an expense associated with such payments to the customer, which would adversely affect our results of operations. In addition, due to this dispute we continue to have poor relations with and have lost significant business from this customer. These conditions are likely to continue for the foreseeable future.

KADANT INC.

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

During the first six months of 2010 and 2009, approximately 56% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. In addition, we operate several manufacturing operations worldwide, including those in Asia, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $15 million outstanding under the 2008 Credit Agreement as of July 3, 2010 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of July 3, 2010, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.8 million as of July 3, 2010. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. The 2008 Credit Agreement includes certain financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. Our EBITDA, as defined in the 2008 Credit Agreement, is a factor used in these ratios. Our failure to comply with these covenants could result in an event of default under the 2008 Credit Agreement, the swap agreements, and our other credit facilities, and would have significant negative consequences for our current operations and our future ability to fund our operations and grow our business. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets.

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

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of July 3, 2010 represents the low end of the estimated range of warranty costs based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

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

Stock markets in general and our common stock in particular have experienced significant price and volume volatility since late 2008. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer, particularly in Asia, to comply with an order’s contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

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

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August, 2010.

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