Form 10-Q
period 2010-10-02
KADANT INC
filed 2010-11-10
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $.01 par value	12,185,551

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	October 2,	January 2,
(In thousands)	2010	2010

Current Assets:
Cash and cash equivalents	$49,487	$45,675
Accounts receivable, less allowances of $2,494 and $2,493	43,550	36,436
Inventories (Note 5)	42,769	37,435
Other current assets	11,229	11,229
Assets of discontinued operation	475	496
Total Current Assets	147,510	131,271

Property, Plant, and Equipment, at Cost	99,306	100,700
Less: accumulated depreciation and amortization	62,510	62,285
	36,796	38,415

Other Assets	38,733	40,348

Goodwill (Note 2)	98,653	97,622

Total Assets	$321,692	$307,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	October 2,	January 2,
(In thousands, except share amounts)	2010	2010

Current Liabilities:
Current maturities of long-term obligations (Note 7)	$500	$500
Accounts payable	21,111	17,612
Accrued payroll and employee benefits	13,311	11,515
Customer deposits	15,680	11,920
Other current liabilities	18,182	20,380
Liabilities of discontinued operation	2,426	2,427
Total Current Liabilities	71,210	64,354

Other Long-Term Liabilities	25,064	26,521

Long-Term Obligations (Note 7)	22,375	22,750

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	93,693	92,244
Retained earnings	159,952	146,624
Treasury stock at cost, 2,438,608 and 2,219,221 shares	(50,211)	(46,558)
Accumulated other comprehensive items (Note 3)	(1,950)	252
Total Kadant Shareholders’ Investment	201,630	192,708
Noncontrolling interest	1,413	1,323
Total Shareholders’ Investment	203,043	194,031

Total Liabilities and Shareholders’ Investment	$321,692	$307,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	October 2,	October 3,
(In thousands, except per share amounts)	2010	2009

Revenues	$66,516	$53,716

Costs and Operating Expenses:
Cost of revenues	37,214	31,776
Selling, general, and administrative expenses	22,465	19,557
Research and development expenses	1,326	1,059
Restructuring costs and other income, net (Note 9)	(748)	513
	60,257	52,905

Operating Income	6,259	811

Interest Income	54	49
Interest Expense	(311)	(473)

Income from Continuing Operations Before Provision for Income Taxes	6,002	387
Provision for Income Taxes	1,431	530

Income (Loss) from Continuing Operations	4,571	(143)
Loss from Discontinued Operation (net of income tax benefit of $2 and $2)	(5)	(5)

Net Income (Loss)	4,566	(148)

Net (Income) Loss Attributable to Noncontrolling Interest	(69)	29

Net Income (Loss) Attributable to Kadant	$4,497	$(119)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$4,502	$(114)
Loss from Discontinued Operation	(5)	(5)
Net Income (Loss) Attributable to Kadant	$4,497	$(119)

Basic and Diluted Earnings (Loss) per Share from Continuing Operations Attributable to Kadant (Note 4)	$.36	$(.01)

Basic and Diluted Earnings (Loss) per Share Attributable to Kadant (Note 4)	$.36	$(.01)

Weighted Average Shares (Note 4):
Basic	12,336	12,270

Diluted	12,487	12,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Operations
(Unaudited)

	Nine Months Ended
	October 2,	October 3,
(In thousands, except per share amounts)	2010	2009

Revenues	$196,773	$168,805

Costs and Operating Expenses:
Cost of revenues	109,428	101,441
Selling, general, and administrative expenses	66,270	61,010
Research and development expenses	3,904	4,251
Restructuring costs and other income, net (Note 9)	(1,071)	2,283
	178,531	168,985

Operating Income (Loss)	18,242	(180)

Interest Income	124	348
Interest Expense	(1,008)	(1,793)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	17,358	(1,625)
Provision for Income Taxes (Note 6)	3,864	2,596

Income (Loss) from Continuing Operations	13,494	(4,221)
Loss from Discontinued Operation (net of income tax benefit of $7 and $7)	(14)	(14)

Net Income (Loss)	13,480	(4,235)

Net (Income) Loss Attributable to Noncontrolling Interest	(152)	32

Net Income (Loss) Attributable to Kadant	$13,328	$(4,203)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$13,342	$(4,189)
Loss from Discontinued Operation	(14)	(14)
Net Income (Loss) Attributable to Kadant	$13,328	$(4,203)

Earnings (Loss) per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$1.08	$(.34)
Diluted	$1.07	$(.34)

Earnings (Loss) per Share Attributable to Kadant (Note 4):
Basic	$1.08	$(.34)
Diluted	$1.07	$(.34)

Weighted Average Shares (Note 4):
Basic	12,391	12,347

Diluted	12,509	12,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	October 2,	October 3,
(In thousands)	2010	2009

Operating Activities:
Net income (loss) attributable to Kadant	$13,328	$(4,203)
Net income (loss) attributable to noncontrolling interest	152	(32)
Loss from discontinued operation	14	14
Income (loss) from continuing operations	13,494	(4,221)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,281	5,595
Stock-based compensation expense	2,018	1,990
Provision for losses on accounts receivable	587	285
Gain on the sale of property, plant, and equipment, net (Note 9)	(1,029)	(5)
Other non-cash items, net	1,496	826
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(7,327)	16,592
Unbilled contract costs and fees	(1,098)	3,635
Inventories	(5,138)	17,255
Other assets	(592)	8,969
Accounts payable	3,537	(8,579)
Contributions to pension plan	(1,975)	(3,600)
Other liabilities	5,166	(6,978)
Net cash provided by continuing operations	14,420	31,764
Net cash provided by discontinued operation	6	7
Net cash provided by operating activities	14,426	31,771

Investing Activities:
Acquisitions, net of cash acquired (Note 2)	(5,774)	(1,135)
Purchases of property, plant, and equipment	(2,035)	(2,379)
Proceeds from sale of property, plant, and equipment (Note 9)	2,893	92
Other, net	(60)	(219)
Net cash used in continuing operations for investing activities	(4,976)	(3,641)

Financing Activities:
Repayments of short- and long-term obligations	(375)	(54,028)
Proceeds from issuance of long-term obligations	–	22,000
Purchases of Company common stock	(4,407)	(3,722)
Other, net	13	13
Net cash used in continuing operations for financing activities	(4,769)	(35,737)

Exchange Rate Effect on Cash and Cash Equivalents	(870)	1,559

Change in Cash from Discontinued Operation	1	–

Increase (Decrease) in Cash and Cash Equivalents	3,812	(6,048)
Cash and Cash Equivalents at Beginning of Period	45,675	40,139
Cash and Cash Equivalents at End of Period	$49,487	$34,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at October 2, 2010, and its results of operations for the three- and nine-month periods ended October 2, 2010 and October 3, 2009 and cash flows for the nine-month periods ended October 2, 2010 and October 3, 2009. Interim results are not necessarily indicative of results for a full year.

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

Supplemental Cash Flow Information

	October 2,	October 3,
(In thousands)	2010	2009
Non-Cash Investing Activities:
Fair Value of Assets Acquired	$4,672	$–
Cash Paid for Acquired Businesses	(3,299)	–
Fair Value of Liabilities Assumed	$1,373	$–

Non-Cash Financing Activities:
Issuance of Restricted Stock	$422	$118

2.	Acquisitions

On July 16, 2010, the Company’s Kadant Canada Corp. subsidiary acquired all of the stock of Filtration Fibrewall Inc. (Fibrewall), and certain assets of a related company, Services Techniques HDS Inc. (HDS), Canadian-based suppliers of pressure screen baskets and dewatering equipment for use in the pulp and paper industry. The aggregate purchase price for these acquisitions was $3,958,000, of which $3,299,000 was paid at closing, $215,000 will be paid in the fourth quarter of 2010, and $444,000 of contingent consideration will be paid over the next three years based on the sales of HDS products. The Company believes that the acquisition of these businesses will enhance the Company’s screen basket product offerings, as well as its capital equipment screening product offerings, within the Papermaking Systems segment’s stock-preparation equipment product line.

The Company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. For these acquisitions, the primary synergy will be the use of the Company’s existing commercial infrastructure to expand sales of the acquired businesses’ products.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Acquisitions (continued)

The acquisitions have been accounted for using the purchase method of accounting, and the results of Fibrewall and HDS have been included in the accompanying financial statements from their dates of acquisition. Acquisition transaction costs of approximately $330,000 in the first nine months of 2010 were recorded in selling, general, and administrative expenses. Allocation of the purchase price for the acquisitions was based on estimates of the fair value of the net assets acquired. The purchase price allocations include identifiable intangible assets acquired of $1,139,000, which are being amortized using the straight-line method over a weighted-average period of 8 years. The excess of the acquisitions’ purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $2,587,000, of which $753,000 is fully deductible for tax purposes. The allocation of the acquisitions’ purchase price is subject to adjustment upon finalization of third-party valuations, and therefore the current measurements of intangible assets acquired, goodwill, assumed liabilities, and deferred income taxes are subject to change.

Pro forma disclosures of the results of operations are not required, as the acquisitions are not considered material business combinations, individually or in the aggregate, as outlined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations.”

In the first nine months of 2010, the Company also made final consideration payments totaling $2,592,000 for acquisitions completed prior to 2010.

3.	Comprehensive Income

Comprehensive income attributable to Kadant combines net income (loss), other comprehensive items, and comprehensive income attributable to noncontrolling interest. Other comprehensive items represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service loss associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive income attributable to Kadant are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2010	2009	2010	2009

Net Income (Loss)	$4,566	$(148)	$13,480	$(4,235)

Other Comprehensive Items:
Foreign Currency Translation Adjustment	7,675	2,527	(2,043)	6,578
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $40 and $148 in the three and nine months ended October 2, 2010, respectively, and $20 and $(98) in the three and nine months ended October 3, 2009, respectively)	76	33	280	(182)
Deferred Gain (Loss) on Hedging Instruments (net of income tax of $164 and $(15) in the three and nine months ended October 2, 2010, respectively, and $80 and $31 in the three and nine months ended October 3, 2009, respectively)	168	84	(500)	335
	7,919	2,644	(2,263)	6,731
Comprehensive Income	12,485	2,496	11,217	2,496
Comprehensive Income Attributable to Noncontrolling Interest	(197)	(27)	(91)	(36)
Comprehensive Income Attributable to Kadant	$12,288	$2,469	$11,126	$2,460

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands, except per share amounts)	2010	2009	2010	2009

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$4,502	$(114)	$13,342	$(4,189)
Loss from Discontinued Operation	(5)	(5)	(14)	(14)
Net Income (Loss)	$4,497	$(119)	$13,328	$(4,203)

Basic Weighted Average Shares	12,336	12,270	12,391	12,347
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	151	–	118	–
Diluted Weighted Average Shares	12,487	12,270	12,509	12,347

Basic Earnings (Loss) per Share:
Continuing Operations	$.36	$(.01)	$1.08	$(.34)
Discontinued Operation	–	–	–	–
Net Income (Loss)	$.36	$(.01)	$1.08	$(.34)

Diluted Earnings (Loss) per Share:
Continuing Operations	$.36	$(.01)	$1.07	$(.34)
Discontinued Operation	–	–	–	–
Net Income (Loss)	$.36	$(.01)	$1.07	$(.34)

Options to purchase approximately 161,200 and 38,100 shares of the Company’s common stock for the third quarters of 2010 and 2009, respectively, and 132,400 and 51,700 shares of the Company’s common stock for the first nine months of 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the Company’s common stock and the effect of their inclusion would have been anti-dilutive. In addition, the dilutive effect of restricted stock units totaling 90,300 and 55,600 shares of common stock was not included in the computation of diluted loss per share in the three- and nine-month periods ended October 3, 2009, respectively, as the effect would have been anti-dilutive.

5.	Inventories

The components of inventories are as follows:

	October 2,	January 2,
(In thousands)	2010	2010
Raw Materials and Supplies	$16,610	$15,347
Work in Process	9,411	7,500
Finished Goods	16,748	14,588
	$42,769	$37,435

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Income Taxes

The provision for income taxes was $3,864,000, or 22.3% of pre-tax income, and $2,596,000, or (159.8%) of pre-tax loss, in the first nine months of 2010 and 2009, respectively. The effective tax rate of 22.3% in the first nine months of 2010 was lower than the Company’s statutory rate primarily due to a favorable geographic distribution of earnings, the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved in prior periods, and the utilization of foreign tax credits in the U.S. The effective tax rate of (159.8)% in the first nine months of 2009 was higher than the Company’s statutory rate primarily due to the valuation allowance the Company established in the first nine months of 2009 for certain foreign deferred tax assets; and the tax impact of the full valuation allowance the Company established for certain U.S. deferred tax assets as a result of the Company’s accumulated loss position in the U.S. and the uncertainty of profitability in future periods.

7.	Long-Term Obligations

Long-Term Obligations

Long-Term obligations are as follows:

	October 2,	January 2,
(In thousands)	2010	2010

Revolving Credit Facility	$15,000	$15,000
Commercial Real Estate Loan, due from 2010 to 2016	7,875	8,250
Total Long-Term Obligations	22,875	23,250
Less: Current Maturities	(500)	(500)
Long-Term Obligations, less Current Maturities	$22,375	$22,750

The weighted average interest rate for long-term obligations was 4.73% as of October 2, 2010.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of October 2, 2010, the outstanding balance on the 2008 Credit Agreement was $15,000,000. Based on the Company’s maximum leverage ratio and consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), as defined in the 2008 Credit Agreement, as of October 2, 2010, the Company would have been able to borrow an additional $58,296,000 under the Company’s credit agreements.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. As of October 2, 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $7,875,000. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan, pursuant to mortgage and security agreements dated May 4, 2006.

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Nine Months Ended
(In thousands)	October 2, 2010

Balance at Beginning of Period	$2,801
Provision	1,665
Usage	(1,176)
Currency translation	(40)
Balance at End of Period	$3,250

See Note 18 for warranty information related to the discontinued operation.

9.	Restructuring Costs and Other Income, Net

2008 Restructuring Plan

The Company recorded restructuring costs of $4,373,000 in 2008 and 2009 associated with its 2008 Restructuring Plan. These restructuring costs included facility-related costs of $314,000 and severance and associated costs of $4,059,000 related to the reduction of 329 full-time positions in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on then current and projected order volumes, especially in its stock-preparation equipment product line. The Company recorded additional restructuring costs of $67,000 in the first nine months of 2010 associated with its 2008 Restructuring Plan.

2009 Restructuring Plan

The Company recorded restructuring costs of $3,858,000 in 2009 associated with its 2009 Restructuring Plan, which consisted of severance and associated costs related to the reduction of 133 full-time positions in Europe, China, the U.S., and Canada, all in its Papermaking Systems segment. These actions were taken to further adjust the Company’s cost structure and streamline its operations in response to the continued weak economic environment. The Company recorded additional restructuring costs of $114,000 in the first nine months of 2010 associated with its 2009 Restructuring Plan.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Restructuring Costs and Other Income, Net (continued)

A summary of the changes in accrued restructuring costs, of which $177,000 is included in other current liabilities and $430,000 is included in other long-term liabilities in the accompanying condensed consolidated balance sheet, is as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs

2008 Restructuring Plan
Balance at January 2, 2010	$1,334	$–	$1,334
Provision	42	25	67
Payments	(826)	(25)	(851)
Currency translation	10	–	10
Balance at October 2, 2010	$560	$–	$560

2009 Restructuring Plan
Balance at January 2, 2010	$2,302	$–	$2,302
Provision	114	–	114
Payments	(2,257)	–	(2,257)
Currency translation	(112)	–	(112)
Balance at October 2, 2010	$47	$–	$47

The Company expects to pay the remaining accrued restructuring costs as follows: $130,000 in 2010 and $477,000 from 2011 to 2015.

Other Income

In the first quarter of 2010, the Company sold real estate in the U.S. for cash proceeds of $465,000, resulting in a pre-tax gain of $285,000. In the second quarter of 2010, the Company recognized a curtailment gain on a pension liability of $219,000 associated with the reduction of 25 full-time positions in France. In the third quarter of 2010, the Company sold real estate in the U.S. for cash proceeds of $2,118,000, resulting in a pre-tax gain of $748,000.

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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2010	2009	2010	2009

Revenues:
Papermaking Systems	$65,269	$52,356	$189,691	$162,338
Other Business	1,247	1,360	7,082	6,467
	$66,516	$53,716	$196,773	$168,805

Income (Loss) from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$10,101	$3,898	$27,300	$7,480
Corporate and Other Business (a)	(3,842)	(3,087)	(9,058)	(7,660)
Total Operating Income (Loss)	6,259	811	18,242	(180)
Interest Expense, Net	(257)	(424)	(884)	(1,445)
	$6,002	$387	$17,358	$(1,625)

Capital Expenditures:
Papermaking Systems	$650	$306	$1,710	$2,161
Corporate and Other Business	93	33	325	218
	$743	$339	$2,035	$2,379

(a)	Corporate primarily includes general and administrative expenses.

11.	Stock-Based Compensation

Stock Options

On March 3, 2010, the Company granted stock options to purchase 140,000 shares of the Company’s common stock to certain officers of the Company. The stock options will vest in three equal annual installments on the first, second, and third anniversaries of the grant date, provided that the executive officer remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense ratably over the vesting period based on the grant date fair value of $7.39 determined using the Black-Scholes option-pricing model. Compensation expense of $86,000 and $201,000 was recognized in the three- and nine-month periods ending October 2, 2010, respectively, associated with these stock options. Unrecognized compensation expense related to these stock options totaled approximately $834,000 at October 2, 2010 and will be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

The Company recognized compensation expense of $53,000 and $195,000 in the three- and nine-month periods ending October 2, 2010, respectively, associated with restricted stock units (RSUs) granted to its outside directors, which vest in quarterly installments through the end of 2010. The Company also has outstanding an aggregate of 30,000 RSUs granted to its outside directors with an aggregate fair value of $425,100, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 30,000 RSUs will be forfeited if a change in control does not occur prior to the last day of the first quarter of 2015.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Stock-Based Compensation (continued)

Performance-Based Restricted Stock Units

On March 3, 2010, the Company granted to certain officers of the Company performance-based RSUs, which represent, in aggregate, the right to receive 59,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $14.17 per share. The RSUs will vest in three equal annual installments on March 10, 2011, March 10, 2012 and March 10, 2013, provided that the Company meets certain performance requirements for the 2010 fiscal year and the executive officer is employed by the Company on the applicable vesting dates. The target RSU amount is subject to adjustment based on the achievement of a specified EBITDA target generated from continuing operations for the 2010 fiscal year. The RSUs provide for an adjustment of between 50% and 150% of the target RSU amount based on whether actual EBITDA for the 2010 fiscal year is between 50% and 115% of the EBITDA target. If actual EBITDA is below 50% of the target EBITDA for the 2010 fiscal year, all of the RSUs will be forfeited. In the first nine months of 2010, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 150% of the target RSU amount.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company has also granted performance-based RSUs in prior periods. Compensation expense associated with performance-based RSUs is recognized ratably over each vesting tranche based on the grant date fair value. The Company recognized compensation expense of $362,000 and $536,000 in the third quarters of 2010 and 2009, respectively, and $986,000 and $1,467,000 in the first nine months of 2010 and 2009, respectively, associated with performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,041,000 at October 2, 2010, and will be recognized over a weighted average period of 1.4 years.

Time-Based Restricted Stock Units

On March 3, 2010, the Company granted 85,000 time-based RSUs to certain employees of the Company with a grant date fair value of $14.17 per share. The RSUs generally vest in three equal installments on March 10, 2011, March 10, 2012 and March 10, 2013. The Company also granted time-based RSUs in prior periods to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. The Company recognized compensation expense of $216,000 and $92,000 in the third quarters of 2010 and 2009, respectively, and $563,000 and $322,000 in the first nine months of 2010 and 2009, respectively, associated with time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,327,000 as of October 2, 2010, and will be recognized over a weighted average period of 2.1 years.

A summary of the changes in the Company’s unvested RSUs for the first nine months of 2010 is as follows:

	Units (In thousands)	Weighted- Average Grant-Date Fair Value

Unvested RSUs at January 2, 2010	212	$17.89
Granted (based on the target RSU amount)	204	$14.17
Vested	(24)	$14.23
Forfeited	(59)	$9.56
Unvested RSUs at October 2, 2010	333	$17.94

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Employee Benefit Plans

The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees at its Kadant Solutions division and the corporate office. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. The Company also has a post-retirement welfare benefits plan for certain retirees of its Kadant Solutions division (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the employer’s contributions.

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

The components of the net periodic benefit cost (income) for the pension benefits and other benefits plans in the three-and nine-month periods ended October 2, 2010 and October 3, 2009 are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	October 2, 2010		October 3, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$197	$25	$205	$37
Interest cost	322	54	330	65
Expected return on plan assets	(347)	–	(324)	–
Recognized net actuarial loss	110	3	124	2
Amortization of prior service cost (income)	14	(15)	14	(91)
Net periodic benefit cost	$296	$67	$349	$13

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	5.75%	4.84%	6.25%	6.20%
Expected long-term return on plan assets	7.00%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Employee Benefit Plans (continued)

	Nine Months Ended		Nine Months Ended
(In thousands)	October 2, 2010		October 3, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$623	$76	$615	$107
Interest cost	972	164	990	189
Expected return on plan assets	(1,065)	–	(972)	–
Recognized net actuarial loss	327	9	372	4
Amortization of prior service cost (income)	42	(45)	42	(364)
Net periodic benefit cost (income)	899	204	1,047	(64)
Curtailment gain	–	(219)	–	(279)
Net periodic benefit cost (income)	$899	$(15)	$1,047	$(343)

The weighted average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.75%	5.01%	6.25%	6.15%
Expected long-term return on plan assets	7.00%	–	8.50%	–
Rate of compensation increase	4.00%	2.00%	4.00%	2.00%

The Company recognized a curtailment gain of $219,000 in the second quarter of 2010 associated with the reduction of 25 full-time positions in France. The Company recognized a curtailment gain of $279,000 in the second quarter of 2009 associated with the reduction of 11 full-time positions in the U.S.

The Company made cash contributions of $1,975,000 to its Kadant Solutions division’s noncontributory defined benefit retirement plan in the first nine months of 2010 and expects to make cash contributions of $75,000 per month over the remainder of 2010. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than the funding of current benefit payments are expected in 2010.

13.	Derivatives

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.	Derivatives (continued)

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreases to $10,000,000 on December 31, 2010, and $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63%. The fair values for these instruments as of October 2, 2010 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreements could demand an early termination of the swap agreements if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of October 2, 2010, the Company was in compliance with these covenants. The unrealized loss of $1,988,000 as of October 2, 2010 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a gain of $44,000 and a loss of $32,000 in the third quarters of 2010 and 2009, respectively, and a gain of $14,000 and a loss of $582,000 in the first nine months of 2010 and 2009, respectively, associated with forward currency-exchange contracts that were not designated as hedges. These gains and losses are included in selling, general, and administrative expenses in the accompanying statement of operations. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.      Derivatives (continued)

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments and the location of these instruments in the consolidated balance sheet:

(In thousands)	Balance Sheet Location	October 2, 2010 Asset (Liability) (a)	January 2, 2010 Asset (Liability)

Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$218	$207
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(60)	$–
Interest rate swap agreements	Other Long-Term Liabilities	$(1,988)	$(1,517)

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets (Liabilities)	$44	$(98)

(a)	See Note 14 for the fair value measurements relating to these financial instruments.

As of October 2, 2010, the total notional amounts of the Company’s interest rate swap agreements and forward currency-exchange contracts were $22,875,000 and $6,024,000, respectively. The 2006 and 2008 Swap Agreements were outstanding for the first nine months of 2010 and represent all of the interest rate swap agreement activity for the period. The terms of the Company’s forward currency-exchange contracts typically range from one to twelve months. The notional amount of the forward currency-exchange contracts outstanding at the end of the period is indicative of the level of activity during the first nine months of 2010.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended October 2, 2010:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized Loss (Gain), net of tax, at January 2, 2010	$1,212	$(138)	$1,074
Loss Reclassified to Earnings (a)	(558)	(172)	(730)
Loss Recognized in OCI	1,029	201	1,230
Unrealized Loss (Gain), net of tax, at October 2, 2010	$1,683	$(109)	$1,574

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of operations.

As of October 2, 2010, $619,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of October 2, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Forward currency-exchange contracts	$–	$262	$–	$262

Liabilities:
Forward currency-exchange contracts	$–	$60	$–	$60
Interest rate swap agreements	$–	$1,988	$–	$1,988

	Fair Value as of January 2, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Forward currency-exchange contracts	$–	$207	$–	$207

Liabilities:
Forward currency-exchange contracts	$–	$98	$–	$98
Interest rate swap agreements	$–	$1,517	$–	$1,517

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2010. The Company’s financial assets and liabilities carried at fair value comprise derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying amounts of long-term debt obligations approximate fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Letters of Credit

Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary. In 2009, one of the Company’s largest Chinese customers indicated its intention to draw upon all outstanding standby letters of credit issued to the customer as beneficiary to secure warranty and performance obligations under multiple contracts. The Company believes the attempted draws by the customer are for reasons unrelated to the Company’s warranty and performance obligations and the Company has opposed, and intends to continue to vigorously oppose, such actions. As of October 2, 2010, the outstanding letters of credit to this customer totaled $1,552,000. In addition, the Company has obtained permanent injunctions against payment to the customer with respect to letters of credit totaling $4,272,000, which extinguished these letters of credit. There is no assurance that the Company will be successful in opposing this customer’s attempts to draw against the outstanding letters of credit and, if the Company were unsuccessful, it would incur an expense associated with such payments to the customer, which would adversely affect the Company’s results of operations.

16.	Pending Litigation

The Company was named as a co-defendant in seven state class action complaints filed on behalf of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010. The parties to the litigation voluntarily dismissed without prejudice all of the state class actions, subject to a tolling agreement that has been extended to November 30, 2010, while the parties pursue potential alternative dispute resolution or other settlement of these matters. There can be no assurance that the parties to the state court matters will reach a resolution on terms satisfactory to the parties, or that the plaintiffs will not file new complaints in the named states or other states, following the expiration of the tolling period. The Company has not made an accrual related to this litigation as it believes that an adverse outcome is not probable and estimable at this time.

17.	Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. It establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, it significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (fiscal 2011). The Company is currently evaluating the provisions of this guidance, but does not anticipate that it will have a material effect on its consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

18.	Discontinued Operation

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

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. Composites LLC records the minimum amount of the potential range of loss for products under warranty. As of October 2, 2010, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

See Note 16 for information related to pending litigation associated with the composites business.

KADANT INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements that are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as “believes,” "expects,"
“anticipates,” “intends,” “plans,” “estimates,” “should,” “likely,” “will,” “would,” or similar expressions, we are making forward-looking statements.

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

International Sales

During the first nine months of 2010 and 2009, approximately 57% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

KADANT INC.

Overview (continued)

Industry and Business Outlook

         Our products are primarily sold to the global pulp and paper industry. While mill operating rates remained high in the third quarter of 2010 across most grades of paper, demand in the third quarter of 2010 for some paper and board grades began to show signs of weakening. Revenues in the third quarter of 2010 decreased $2.6 million, or 4%, sequentially, primarily due to a decrease in demand for our capital products in North America. In developing countries, particularly China, we continue to see growth potential as paper machine operating rates have remained high and several paper manufacturers have recently announced capacity additions. Revenues in China in the third quarter of 2010 increased $2.4 million, or 28%, sequentially. While we anticipate strong bookings in China in the fourth quarter of 2010, our revenue trends will continue to be affected by the timing of orders and other factors, such as customer-requested delivery dates and progress payments.

We continue to benefit from the numerous steps we have undertaken since the end of 2008 to optimize our business structure and maximize internal efficiencies, which include integrating multiple operations in a region, merging our sales teams in certain markets, and reducing the number of employees in certain locations. We are currently concentrating our efforts on several initiatives intended to improve our operating results, including focusing on higher-growth emerging markets, further penetrating existing markets where we see opportunity, increasing aftermarket and consumables sales, and expanding our use of low-cost manufacturing bases in locations such as China and Mexico. We also continue to focus our efforts on managing our operating costs, capital expenditures, and working capital.

            We expect sequentially stronger capital bookings in the fourth quarter of 2010, but these expected bookings will not materially affect revenues in the fourth quarter due to the anticipated shipment dates. In addition, we anticipate some decline in gross margins from the previous three quarters, due to a higher proportion of lower-margin capital business. For the fourth quarter of 2010, we expect to report diluted earnings per share of $.26 to $.28 from continuing operations, on revenues of $64 to $66 million. For 2010, we expect to achieve diluted earnings per share of $1.33 to $1.35 from continuing operations, revised from our previous estimate of $1.20 to $1.25, on revenues of $261 to $263 million, revised from our previous estimate of $255 to $260 million.

Results of Operations

Third Quarter 2010 Compared With Third Quarter 2009

The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2010 and 2009. The results of operations for the fiscal quarter ended October 2, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	October 2,	October 3,
	2010	2009

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	59
Selling, general, and administrative expenses	34	36
Research and development expenses	2	2
Restructuring costs and other income, net	(1)	1
	91	98

Operating Income	9	2

Interest Expense	–	(1)

Income from Continuing Operations Before Provision for Income Taxes	9	1
Provision for Income Taxes	2	1

Income (Loss) from Continuing Operations	7%	–%

KADANT INC.

Results of Operations (continued)

Revenues

Revenues increased $12.8 million, or 24%, to $66.5 million in the third quarter of 2010 from $53.7 million in the third quarter of 2009. Revenues in the third quarter of 2010 include a $1.6 million decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues increased $14.4 million, or 27%, in the third quarter of 2010 due to an increase in revenues in our Papermaking Systems segment’s fluid-handling and stock-preparation equipment product lines. Excluding the effects of currency translation, revenues in our fluid-handling product line increased $6.3 million, or 40%, and revenues in our stock-preparation equipment product line increased $5.0 million, or 25%.

Revenues for the third quarters of 2010 and 2009 from our Papermaking Systems segment and our other business are as follows:

	Three Months Ended
	October 2,	October 3,
(In thousands)	2010	2009

Revenues:
Papermaking Systems	$65,269	$52,356
Other Business	1,247	1,360
	$66,516	$53,716

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $12.9 million, or 25%, to $65.3 million in the third quarter of 2010 from $52.4 million in the third quarter of 2009. Revenues in the 2010 period include a $1.6 million, or 3%, decrease from the unfavorable effects of currency translation.

Other Business. Revenues from the Fiber-based Products business decreased $0.2 million, or 8%, to $1.2 million in the third quarter of 2010 from $1.4 million in the third quarter of 2009.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the third quarters of 2010 and 2009, and the changes in revenues by product line between the third quarters of 2010 and 2009 excluding the effect of currency translation. The increase excluding the effect of currency translation represents the increase resulting from the conversion of the current period amounts in local currency translated into U.S. dollars using the prior period exchange rates compared to the prior period amounts in U.S. dollars. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how our management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase Excluding Effect of
(In millions)	October 2, 2010	October 3, 2009	Increase	Currency Translation

Product Line:
Stock-Preparation Equipment	$23.9	$19.7	$4.2	$5.0
Fluid-Handling	21.6	15.8	5.8	6.3
Accessories	12.3	11.9	0.4	0.6
Water-Management	6.9	4.5	2.4	2.5
Other	0.6	0.5	0.1	0.1
	$65.3	$52.4	$12.9	$14.5

KADANT INC.

Results of Operations (continued)

Revenues from the Papermaking Systems segment’s stock-preparation equipment product line increased $4.2 million, or 21%, in the third quarter of 2010 compared to the third quarter of 2009, including a $0.8 million, or 4%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment product line increased $5.0 million, or 25%, due to an increase in revenues in all our geographic regions. The increases in North America and China were principally driven by higher demand for our capital products, while the increase in Europe was due to higher demand for both capital and aftermarket products. Revenues from the stock-preparation equipment product line decreased $1.1 million, or 5%, sequentially, due to the decrease in demand for capital products and the timing of orders. Revenues in this product line, especially for capital products, will continue to be impacted by the timing of product shipments. We expect to see an increase in bookings in the fourth quarter, but the associated revenues will not be recognized until the products ship in 2011.

Revenues from the segment’s fluid-handling product line increased $5.8 million, or 37%, in the third quarter of 2010 compared to the third quarter of 2009, including a $0.5 million, or 3%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $6.3 million, or 40%, primarily due to increased demand for our products in Europe and, to a lesser extent, China and North America. Revenues from the fluid-handling product line increased $1.5 million, or 8%, sequentially, due to increases in all of our major geographic regions, except for North America.

Revenues from the segment’s accessories product line increased $0.4 million, or 3%, in the third quarter of 2010 primarily due to increased demand in North America for our capital and, to a lesser extent, aftermarket products.

Revenues from the segment’s water-management product line increased $2.4 million, or 54%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increased demand in North America and Europe for our capital products.

Gross Profit Margin

Gross profit margins for the third quarters of 2010 and 2009 are as follows:

	Three Months Ended
	October 2,	October 3,
	2010	2009

Gross Profit Margin:
Papermaking Systems	44%	41%
Other Business	28	25
	44%	41%

Gross profit margin increased to 44% in the third quarter of 2010 from 41% in the third quarter of 2009 primarily due to improved margins in our Papermaking Systems segment.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 44% in the third quarter of 2010 from 41% in the third quarter of 2009. The improvement in gross margins was primarily due to better absorption and cost efficiencies in our worldwide manufacturing operations, reflecting the higher volumes and the significant cost reduction efforts we have undertaken since the end of 2008. These increases in product gross margins were partly offset by an unfavorable product mix in the third quarter of 2010 compared to the third quarter of 2009. We expect gross margin percentages to decline in the fourth quarter of 2010 as lower-margin capital projects comprise a higher percentage of revenues.

Other Business. The gross profit margin in our Fiber-based Products business increased to 28% in the third quarter of 2010 from 25% in the third quarter of 2009 primarily due to the lower cost of natural gas used in the manufacturing process.

KADANT INC.

Results of Operations (continued)

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 34% in the third quarter of 2010 from 36% in the third quarter of 2009 due to improved operating leverage related to higher revenues in 2010 compared to the 2009 period. Selling, general, and administrative expenses increased $2.9 million, or 15%, to $22.5 million in the third quarter of 2010 from $19.6 million in the third quarter of 2009. This increase was primarily due to higher incentive and commission expenses associated with improved operating performance and higher revenues in the third quarter of 2010 compared to the 2009 period. This increase also included a $0.5 million decrease from the favorable effect of foreign currency translation and a $0.3 million increase due to acquisition expenses.

Total stock-based compensation expense was $0.7 million in both the third quarters of 2010 and 2009 and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations. As of October 2, 2010, unrecognized compensation cost related to stock-based compensation was approximately $3.3 million, which will be recognized over a weighted average period of 1.9 years.

Research and development expenses increased $0.2 million, or 25%, to $1.3 million in the third quarter of 2010 compared to $1.1 million in the third quarter of 2009.

Restructuring Costs and Other Income, Net

Restructuring costs and other income, net was $0.7 million of income and $0.5 million of expense in the third quarters of 2010 and 2009, respectively. We recognized a gain on the sale of real estate in the U.S. of $0.7 million in the third quarter of 2010. Restructuring costs in the third quarter of 2009 consisted of severance and associated charges of $0.3 million related to the consolidation of our water-management manufacturing facility in New York into our facilities in Massachusetts and Mexico and $0.2 million related to the reduction of 6 full-time positions in Canada and France. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income increased to $54 thousand in the third quarter of 2010 from $49 thousand in the third quarter of 2009 due to higher average invested balances offset in part by lower average interest rates.

Interest Expense

Interest expense decreased $0.2 million, or 34%, to $0.3 million in the third quarter of 2010 from $0.5 million in the third quarter of 2009 primarily due to lower average interest rates and, to a lesser extent, lower average outstanding borrowings in the third quarter of 2010 compared to the third quarter of 2009.

Provision for Income Taxes

Our provision for income taxes was $1.4 million, or 23.8%, and $0.5 million, or 137.0%, of pre-tax income in the third quarters of 2010 and 2009, respectively. The effective tax rate of 23.8% in the third quarter of 2010 was lower than our statutory rate primarily due to a favorable geographical distribution of earnings and the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved in prior periods. The effective tax rate of 137.0% in the third quarter of 2009 is primarily due to the tax impact of the full valuation allowance we established for certain U.S. deferred tax assets as a result of our accumulated loss position in the U.S. and the uncertainty of profitability in future periods. We expect our effective tax rate to be approximately 23% in the fourth quarter of 2010 due to the anticipated profitability in the U.S. and certain foreign tax jurisdictions.

Income (Loss) from Continuing Operations

Income from continuing operations was $4.6 million in the third quarter of 2010 compared to a loss from continuing operations of $0.1 million in the third quarter of 2009. The increase in the 2010 period was primarily due to an increase in operating income of $5.4 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

KADANT INC.

Results of Operations (continued)

Loss from Discontinued Operation

Loss from the discontinued operation was $5 thousand in both the third quarters of 2010 and 2009.

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

First Nine Months 2010 Compared With First Nine Months 2009

The following table sets forth our unaudited condensed consolidated statement of operations expressed as a percentage of total revenues from continuing operations for the first nine months of 2010 and 2009. The results of operations for the first nine months of 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	60
Selling, general, and administrative expenses	34	36
Research and development expenses	2	3
Restructuring costs and other income, net	(1)	1
	91	100

Operating Income (Loss)	9	–

Interest Expense	–	(1)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	9	(1)
Provision for Income Taxes	2	2

Income (Loss) from Continuing Operations	7%	(3)%

Revenues

Revenues increased $28.0 million, or 17%, to $196.8 million in the first nine months of 2010 from $168.8 million in the first nine months of 2009, including a $0.1 million increase from the favorable effects of currency translation. Excluding the effects of currency translation, revenues increased $14.5 million, or 31%, in our fluid-handling product line and $7.0 million, or 48%, in our water-management product line.

KADANT INC.

Results of Operations (continued)

Revenues for the first nine months of 2010 and 2009 from our Papermaking Systems segment and our other business are as follows:

	Nine Months Ended
	October 2,	October 3,
(In thousands)	2010	2009

Revenues:
Papermaking Systems	$189,691	$162,338
Other Business	7,082	6,467
	$196,773	$168,805

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $27.4 million, or 17%, to $189.7 million in the first nine months of 2010 from $162.3 million in the first nine months of 2009, including a $0.1 million increase from the favorable effects of currency translation.

Other Business. Revenues from our Fiber-based Products business increased $0.6 million, or 10%, to $7.1 million in the first nine months of 2010 from $6.5 million in the first nine months of 2009 due to higher sales of Biodac™, our line of biodegradable granular products.

The following table presents revenues at the Papermaking Systems segment by product line, the changes in revenues by product line between the first nine months of 2010 and 2009, and the changes in revenues by product line between the first nine months of 2010 and 2009 excluding the effect of currency translation. The increase excluding the effect of currency translation represents the increase resulting from the conversion of the current period amounts in local currency translated into U.S. dollars using the prior period exchange rates compared to the prior period amounts in U.S. dollars. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Nine Months Ended		Increase Excluding Effect of
(In millions)	October 2, 2010	October 3, 2009	Increase	Currency Translation

Product Line:
Stock-Preparation Equipment	$66.6	$65.3	$1.3	$2.3
Fluid-Handling	61.7	46.6	15.1	14.5
Accessories	37.5	34.3	3.2	3.0
Water-Management	22.0	14.8	7.2	7.0
Other	1.9	1.3	0.6	0.5
	$189.7	$162.3	$27.4	$27.3

Revenues from the Papermaking Systems segment’s stock-preparation equipment product line increased $1.3 million, or 2%, in the first nine months of 2010 compared to the first nine months of 2009, including a $1.0 million, or 1%, decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s stock-preparation equipment product line increased $2.3 million, or 3%, due to an increase in demand for our capital products in North America and China, offset in part by a decrease in Europe. The decrease in Europe was primarily due to higher revenues in the first nine months of 2009 resulting from a large capital equipment project shipped to Vietnam.

KADANT INC.

Results of Operations (continued)

Revenues from the segment’s fluid-handling product line increased $15.1 million, or 32%, in the first nine months of 2010 compared to the first nine months of 2009, including a $0.6 million, or 1%, increase from the favorable effect of currency translation. Excluding the effect of currency translation, revenues from the segment’s fluid-handling product line increased $14.5 million, or 31%, due to higher demand in Europe, and to a lesser extent, North America and China for our aftermarket and capital products.

Revenues from the segment’s accessories product line increased $3.2 million, or 9%, in the first nine months of 2010 compared to the first nine months of 2009, primarily due to an increase in demand in North America for our capital and aftermarket products.

Revenues from the segment’s water-management product line increased $7.2 million, or 49%, in the first nine months of 2010 compared to the first nine months of 2009, primarily due to an increase in demand in North America for our capital products.

Gross Profit Margin

Gross profit margins for the first nine months of 2010 and 2009 are as follows:

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Gross Profit Margin:
Papermaking Systems	44%	40%
Other Business	47	36
	44%	40%

Gross profit margin increased to 44% in the first nine months of 2010 from 40% in the first nine months of 2009 primarily due to improved margins in our Papermaking Systems segment.

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 44% in the first nine months of 2010 from 40% in the first nine months of 2009. Product gross margins were higher in the first nine months of 2010 in all our major product lines, especially our water-management and stock-preparation equipment product lines, compared to the first nine months of 2009. The improvement in product gross margins in our water-management product line was due, in part, to lower overhead costs associated with the consolidation in 2009 of our water-management manufacturing facility in New York into our facilities in Massachusetts and Mexico. We also experienced better absorption and cost efficiencies in our worldwide manufacturing operations, reflecting the higher volumes and the significant cost reduction efforts we have undertaken since the end of 2008.

Other Business. The gross profit margin in our Fiber-based Products business increased to 47% in the first nine months of 2010 from 36% in the first nine months of 2009, primarily due to the lower cost of natural gas used in the manufacturing process.

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 34% in the first nine months of 2010 from 36% in the first nine months of 2009 due to improved operating leverage related to higher revenues in 2010 compared to the prior year period. Selling, general, and administrative expenses increased $5.3 million, or 9%, to $66.3 million in the first nine months of 2010 from $61.0 million in the first nine months of 2009. This increase was primarily due to higher incentive and commission expenses associated with the improved operating performance and higher revenues in the first nine months of 2010 compared to the 2009 period.

KADANT INC.

Results of Operations (continued)

Total stock-based compensation expense was $2.0 million in both the first nine months of 2010 and 2009 and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations.

Research and development expenses decreased $0.4 million to $3.9 million in the first nine months of 2010 compared to $4.3 million in the first nine months of 2009.

Restructuring Costs and Other Income, Net

Restructuring costs and other income, net was $1.1 million of income and $2.3 million of expense in the first nine months of 2010 and 2009, respectively. Other income in the 2010 period included a gain of $1.1 million associated with the sale of real estate in the U.S. and a curtailment gain on a pension liability of $0.2 million associated with the reduction of 25 full-time positions in France. These gains were offset in part by restructuring costs of $0.2 million associated with previous restructuring plans. Restructuring costs of $2.3 million in the first nine months of 2009 consisted of severance and associated charges primarily related to the reduction of 84 full-time positions in China, the U.S., Europe, and Canada. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income decreased $0.2 million, or 64%, to $0.1 million in the first nine months of 2010 from $0.3 million in the first nine months of 2009 primarily due to lower average interest rates in the 2010 period.

Interest Expense

Interest expense decreased $0.8 million, or 44%, to $1.0 million in the first nine months of 2010 from $1.8 million in the first nine months of 2009 primarily due to lower average outstanding borrowings in the first nine months of 2010 compared to the first nine months of 2009.

Provision for Income Taxes

Our provision for income taxes was $3.9 million, or 22.3% of pre-tax income, and $2.6 million, or (159.8)% of pre-tax loss, for the first nine months of 2010 and 2009, respectively. The effective tax rate of 22.3% in the first nine months of 2010 was lower than our statutory rate primarily due to a favorable geographical distribution of earnings, the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved in prior periods, and the utilization of foreign tax credits in the U.S. The effective tax rate of (159.8)% in the first nine months of 2009 is primarily due to the valuation allowance we established in the first nine months of 2009 for certain foreign deferred tax assets and the tax impact of the full valuation allowance we established for certain U.S. deferred tax assets as a result of our accumulated loss position in the U.S. and the uncertainty of profitability in future periods.

Income (Loss) from Continuing Operations

Income from continuing operations was $13.5 million in the first nine months of 2010 compared to a loss from continuing operations of $4.2 million in the first nine months of 2009. The increase in the 2010 period was primarily due to an increase in operating income of $18.4 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $14 thousand in both the first nine months of 2010 and 2009.

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $76.3 million at October 2, 2010, compared with $66.9 million at January 2, 2010. Included in working capital are cash and cash equivalents of $49.5 million at October 2, 2010, compared with $45.7 million at January 2, 2010. At October 2, 2010, $37.0 million of cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2010

Our operating activities provided cash of $14.4 million in the first nine months of 2010 primarily related to our continuing operations. Increases in accounts receivable and inventories used cash of $12.4 million in the first nine months of 2010, while increases in accounts payable and other liabilities provided cash of $8.7 million. The increase in accounts receivable of $7.3 million in 2010 was primarily due to the timing of customer payments in Europe and, to a lesser extent, increased sales in China. The increase in inventories of $5.1 million in 2010 was primarily due to delays in shipments of capital orders in China. The increase in other liabilities of $5.2 million was primarily due to an increase in customer deposits as a result of increased order activity and an increase in accrued incentive compensation related to improved operating performance. The increase in accounts payable of $3.5 million in 2010 was primarily due to an increase in raw material purchases and the timing of payments in all our geographic regions.

Our investing activities used cash of $5.0 million in the first nine months of 2010. We used cash of $3.2 million for the acquisitions of Filtration Fibrewall Inc. and certain assets of a related company, Services Techniques HDS, Inc., Canadian-based suppliers of pressure screen baskets and dewatering equipment. We also used cash of $2.6 million as final consideration payments for acquisitions completed prior to 2010 and $2.0 million to purchase property, plant, and equipment. These uses of cash were offset, in part, by proceeds of $2.9 million from the sale of property, plant, and equipment.

Our financing activities used cash of $4.8 million in the first nine months of 2010. We used cash of $4.4 million to repurchase our common stock on the open market and $0.4 million for principal payments on outstanding debt obligations.

First Nine Months of 2009

Our operating activities provided cash of $31.8 million in the first nine months of 2009. The cash provided by our continuing operations in the first nine months of 2009 primarily resulted from decreases in inventories of $17.3 million, accounts receivable of $16.6 million, and other current assets of $8.5 million. These sources of cash were offset in part by a use of cash of $8.6 million from a decrease in accounts payable. The decrease in accounts receivable was primarily due to a decrease in sales in North America and China. The shipment of a large order to Vietnam contributed to the decrease in inventories. In addition, the decrease in accounts payable was primarily associated with a reduction in raw material purchases in Europe and North America.

Our investing activities used cash of $3.6 million in the first nine months of 2009. We used cash of $2.4 million in the first nine months of 2009 to purchase property, plant, and equipment and $0.9 million of cash for additional consideration associated with our Kadant Johnson Inc. acquisition.

Our financing activities used cash of $35.7 million in the first nine months of 2009. We repaid $54.0 million and received cash proceeds of $22.0 million under our outstanding short- and long-term obligations. In addition, we used cash of $3.7 million in the first nine months of 2009 to repurchase our common stock on the open market.

KADANT INC.

Liquidity and Capital Resources (continued)

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of October 2, 2010, the outstanding balance borrowed under the 2008 Credit Agreement was $15.0 million. Based on our maximum leverage ratio and consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), as defined in the 2008 Credit Agreement, as of October 2, 2010 we would have been able to borrow an additional $58.3 million under our credit agreements.

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

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of October 2, 2010, we were in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5.0 million due upon maturity. As of October 2, 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $7.9 million.

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

Interest Rate Swap Agreements

To hedge the exposure to movements in the three-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreases to $10 million on December 31, 2010, and $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of October 2, 2010, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $2.0 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

KADANT INC.

Liquidity and Capital Resources (continued)

Additional Liquidity and Capital Resources

On November 4, 2009, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 4, 2009 through November 4, 2010. As of October 2, 2010, we had repurchased 255,500 shares of our common stock for $4.4 million under this authorization. On October 27, 2010, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 5, 2010 through November 5, 2011. To date, we have not made any repurchases under this authorization.

It is our practice to reinvest indefinitely the earnings of our international subsidiaries, except in instances in which we can remit such earnings without a significant associated tax cost. Through October 2, 2010, we have not provided for U.S. income taxes on approximately $44.9 million of unremitted foreign earnings. The U.S. tax cost associated with the unremitted foreign earnings has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.2 million.

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. At October 2, 2010, the accrued warranty costs for Composites LLC were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $1 to $2 million during the remainder of 2010 for property, plant, and equipment.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations and cash paid to satisfy debt repayments, capital projects, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our credit facilities and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

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

KADANT INC.

Item 4 – Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2010. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of October 2, 2010, our Chief Executive Officer and Chief Financial Officer concluded that as of October 2, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We were named as a co-defendant in seven state class action complaints filed on behalf of individuals who own GeoDeck™ decking or railing products manufactured by Composites LLC between April 2002 and October 2003, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. The parties to the litigation have voluntarily dismissed without prejudice all of the state class actions, subject to a tolling agreement that has been extended to November 30, 2010, while the parties pursue potential alternative dispute resolution or other settlement of these matters. There can be no assurance that the parties to the state court matters will reach a resolution on terms satisfactory to the parties, or that the plaintiffs will not file new complaints in the named states or other states, following the expiration of the tolling period. We have not made an accrual related to this litigation as we believe that an adverse outcome is not probable and estimable at this time.

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

We sell products primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to the condition of the worldwide economy, as well as to a number of other factors, including pulp and paper production capacity relative to demand. From late 2008 through 2009, worldwide equity and credit markets experienced high volatility and disruption and most of the markets in which we sell our products experienced severe economic downturns. While the markets have improved in recent quarters, the strength and sustainability of a recovery remains uncertain. The global economic uncertainty and recession in many economies, which may continue, has adversely affected demand for our customers’ products, as well as for our products, especially our capital equipment products. Our stock-preparation equipment product line has been particularly affected since it contains a higher proportion of capital products than our other product lines. Declines in consumer and economic activity result in reduced demand for paper and board products, which adversely affects our business. Also, the recent crisis affected financial institutions, which caused, and may continue to cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans and, to some extent, routine operations. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which adversely affect our business, revenue, and profitability.
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
Paper producers have been and continue to be negatively affected by higher operating costs. Paper companies curtail their capital and operating spending during periods of economic uncertainty and will likely be cautious about resuming spending as market conditions improve. As paper companies consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity addition or expansion projects. It is difficult to accurately forecast our revenues and earnings per share during periods of economic uncertainty. Since the third quarter of 2009, economic conditions have begun to slowly improve; however, there can be no assurance regarding the strength and sustainability of a recovery. In the first nine months of 2010, we experienced stronger than expected demand for our products, which we believe may be partly due to pent-up demand by paper producers to replace spare parts and consumables and to invest in needed capital improvements.

We have poor relations with a major paper producer in China.

Certain of our contracts, particularly for stock-preparation and systems orders, require us to provide a standby letter of credit to a customer as beneficiary to guarantee our warranty and performance obligations under the contract. One of our customers in China has indicated its intention to draw upon all of their outstanding standby letters of credit. As of October 2, 2010, the outstanding letters of credit to this customer totaled $1.6 million and the Company has obtained permanent injunctions against payment to the customer with respect to letters of credit totaling $4.3 million, which extinguished these letters of credit. These letters of credit were issued to secure our warranty and performance obligations under multiple contracts with that customer and we believe that the reasons for the draws are principally unrelated to our warranty and performance obligations. We have opposed, and intend to continue to vigorously oppose, these draws and any other potential claims and may incur significant legal expenses in the process. There is no assurance that we will be successful in opposing attempts to draw against the outstanding letters of credit and, if we were to be unsuccessful, we would incur an expense associated with payments to the customer, which would adversely affect our results of operations. This customer is also one of the paper manufacturers in China who recently announced significant capacity additions. Due to this dispute we have lost significant business from this customer, and expect that this may continue for the foreseeable future.

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

During the first nine months of 2010 and 2009, approximately 57% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. In addition, we operate several manufacturing operations worldwide, including those in Asia, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $15 million outstanding under the 2008 Credit Agreement as of October 2, 2010 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of October 2, 2010, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $2.0 million as of October 2, 2010. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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

We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time, we execute transactions with counterparties in the financial industry, such as our interest rate swap arrangements and other hedging transactions. As a consequence of the recent and continuing volatility in the financial markets, these financial institutions or counterparties could be adversely affected and we may not be able to access credit facilities, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

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

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale date. The accrued warranty costs of the discontinued operation as of October 2, 2010 represents the low end of the estimated range of warranty costs based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, which will adversely affect our consolidated results.

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

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the third quarter of 2010:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
7/4/10 – 7/31/10	–	–	–	$20,000,000
8/1/10 – 8/31/10	189,300	$17.24	189,300	$16,736,377
9/1/10 – 10/2/10	66,200	$17.28	66,200	$15,592,727
Total:	255,500	$17.25	255,500

(1)
On November 4, 2009, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 4, 2009 through November 4, 2010. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the third quarter of 2010, we repurchased 255,500 shares of our common stock for $4.4 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November, 2010.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Satisfaction of Mortgage dated August 23, 2010 executed by RBS Citizens, National Association relating to real property and related personal property of the Registrant located in Queensbury, New York.