Form 10-K
period 2011-01-01
KADANT INC
filed 2011-03-17
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of July 3, 2010, was approximately $201,612,000.

As of February 18, 2011, the Registrant had 12,254,737 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended January 1, 2011

Kadant Inc.	2010 Annual Report

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents that we incorporate by reference in this Report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “seeks,” “should,” “likely,” “will,” “would,” “may,” “continue,” “could,” or similar expressions, we are making forward-looking statements.

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

General Development of Business

We were incorporated in Delaware in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, we completed an initial public offering of a portion of our outstanding common stock. On July 12, 2001, we changed our name to Kadant Inc. from Thermo Fibertek Inc. In August 2001, Thermo Electron disposed of its remaining equity interest in Kadant Inc. by means of a stock dividend to its shareholders. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol “KAI.”

The terms “we,” “us,” “our,” “Registrant,” or “Company” in this Report refer to Kadant Inc. and its consolidated subsidiaries.

Description of Our Business

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Papermaking Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, and process industries. We have a large customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business.

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

Kadant Inc.	2010 Annual Report

believe we have one of the largest installed bases of equipment in the pulp and paper industry. We manufacture our products in nine countries in Europe, North and South America, and Asia.

Our Papermaking Systems segment consists of the following product lines: stock-preparation, fluid-handling, doctoring (formerly referred to as paper machine accessory), and water-management.

Stock-preparation

We develop, manufacture, and market complete custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers for preparation for entry into the paper machine. Our principal stock-preparation products include:

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

Fluid-handling

We develop, manufacture and market rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food. Our principal fluid-handling systems include:

–	Rotary joints: Our mechanical devices, used with rotating shafts, allow the transfer of pressurized fluid from a stationary source into and out of rotating machinery for heating, cooling, or the transfer of fluid power.
–	Syphons: Our devices, installed primarily inside the rotating cylinders of paper machines, are used to remove condensate from the drying cylinders through rotary joints located on either end of the cylinder.
–

Turbulator ® bars: Our steel or stainless steel axial bars, installed on the inside of cylinders, are used to induce turbulence in the condensate layer to improve the uniformity and rate of heat transfer through the cylinders.

–	Engineered steam and condensate systems: Our steam systems control the flow of steam from the boiler to the paper drying cylinders, collect condensed steam, and return it to the boiler to improve energy efficiency during the paper drying process. Our systems and equipment are also used to efficiently and effectively distribute steam in a wide variety of industrial processing applications.

Doctoring

We develop, manufacture, and market a wide range of doctoring systems and related consumables that continuously clean rolls to keep paper machines running efficiently. Doctor blades are made of a variety of materials to perform a variety of functions including cleaning, creping, web removal, flaking, and the application of coatings. Profiling systems are used to control moisture, web curl, and gloss during paper converting. Our principal doctoring products include:

–	Doctor systems and holders: Our doctor systems clean papermaking rolls to maintain the efficient operation of paper machines and other equipment by placing a blade against the roll at a constant and uniform pressure. A doctor system consists of the structure supporting the blade and the blade holder. A large paper machine may have as many as 100 doctor systems.
–	Profiling systems: We offer profiling systems that control moisture, web curl, and gloss during paper converting.

Kadant Inc.	2010 Annual Report

–	Doctor blades: We manufacture doctor and scraper blades made of a variety of materials including metal, bi-metal, or synthetic materials that perform a variety of functions including cleaning, creping, web removal, flaking, and the application of coatings. A typical doctor blade has a life ranging from eight hours to two months, depending on the application.

Water-management

We develop, manufacture, and market water-management systems and equipment used to continuously clean paper machine fabrics, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Our principal water-management systems include:

–	Shower and fabric-conditioning systems: Our shower and fabric-conditioning systems assist in the removal of contaminants that collect on paper machine fabrics used to convey the paper web through the forming, pressing, and drying sections of the paper machine. A typical paper machine has between 3 and 12 fabrics. These fabrics can easily become contaminated with fiber, fillers, pitch, and dirt that can have a detrimental effect on paper machine performance and paper quality. Our shower and fabric-conditioning systems assist in the removal of these contaminants.
–	Formation systems: We supply structures that drain, purify, and recycle process water from the pulp mixture during paper sheet and web formation.
–	Water-filtration systems: We offer a variety of filtration systems and strainers that remove contaminants from process water before reuse and recover reusable fiber for recycling back into the pulp mixture.

Fiber-based Products

We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Discontinued Operation

In 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to a third party. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Composites LLC’s inability to pay or process warranty claims has exposed us to greater risks associated with litigation. For more information regarding our current litigation arising from these claims, see Part I, Item 1A, “Risk Factors.”

Research and Development

We develop a broad range of products for all facets of the markets we serve. We operate research and development facilities in Europe and the U.S., and focus our product innovation on process industry challenges and the need for improved fiber processing, heat transfer, showering, filtration, doctoring, and fluid handling. In addition to internal product development activities, our research centers allow customers to simulate their own operating conditions and applications to identify and quantify opportunities for improvement.

Kadant Inc.	2010 Annual Report

Our research and development expenses were $5.3 million, $5.6 million, and $6.2 million in 2010*, 2009, and 2008, respectively.

Raw Materials

The primary raw materials used in our Papermaking Systems segment are steel, stainless steel, brass, and bronze, which have generally been available through a number of suppliers. To date, we have not needed to maintain raw material inventories in excess of our current needs to ensure availability.

The raw material used in the manufacture of our fiber-based granules is obtained from two paper recycling mills. Although we believe that our relationships with the mills are good, the mills may not continue to supply sufficient raw material. From time to time, we have experienced some difficulty in obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find one or more alternative suppliers for this raw material.

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

Papermaking Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2011 to 2029. From time to time, we enter into licenses of products with other companies that serve the pulp, papermaking, converting, and paper recycling industries.

Fiber-based Products

We currently hold several U.S. patents, expiring on various dates ranging from 2012 to 2026, related to various aspects of the processing of fiber-based granules and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets.

Seasonal Influences

Papermaking Systems

There are no material seasonal influences on this segment’s sales of products and services.

Fiber-based Products

Our Fiber-based Products business experiences fluctuations in sales, usually in the third and fourth quarters, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

*	Unless otherwise noted, references to 2010, 2009, and 2008 in this Annual Report on Form 10-K are for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

Kadant Inc.	2010 Annual Report

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

No single customer accounted for more than 10% of our consolidated revenues or more than 10% of the Papermaking Systems segment’s revenues in any of the past three years. During 2010, 2009, and 2008, approximately 58%, 59%, and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and China.

Backlog

Our backlog of firm orders for the Papermaking Systems segment was $92.7 million and $60.0 million at year-end 2010 and 2009, respectively. The total consolidated backlog of firm orders was $94.3 million and $61.5 million at year-end 2010 and 2009, respectively. We anticipate that substantially all of the backlog at year-end 2010 will be shipped or completed during the next 12 months. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

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

We are a leading supplier of stock-preparation systems and equipment used for the preparation of recycled and virgin fibers in the production of recycled paper. Several major competitors supply various pieces of equipment for this process. Our principal competitors in this market are Voith Paper GmbH, Metso Corporation, and Maschinenfabrik Andritz AG. We compete in this market primarily on the basis of technical expertise, price, and product innovation. There are other competitors that specialize in segments within the white- and brown-paper markets.

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

We are a leading supplier of doctoring systems and equipment for paper machines. Our principal global competitors in this market are Joh. Clouth GmbH & Co. KG and Metso Corporation. Because of the high capital cost of paper machines and the role of our doctoring equipment in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, price, and performance.

In our water-management product line, various competitors exist in the formation, shower and fabric-conditioning systems, and filtration systems markets. Principal competitors are IBS-Paper Performance Group in formation, shower and fabric-conditioning systems and Asten/Johnson Foils in formation tables. In addition, a variety of companies compete within the shower and fabric-conditioning systems and filtration systems markets. In each of these markets, we generally compete on the basis of process knowledge, application experience, product quality, price, and service.

Environmental Protection Regulations

We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Kadant Inc.	2010 Annual Report

Employees

As of year-end 2010, we had approximately 1,600 employees worldwide.

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

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2011:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
Jonathan W. Painter	52	President and Chief Executive Officer (1997)
Eric T. Langevin	48	Executive Vice President and Chief Operating Officer (2006)
Thomas M. O’Brien	59	Executive Vice President and Chief Financial Officer (1994)
Jeffrey L. Powell	52	Senior Vice President (2009)
Sandra L. Lambert	55	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	49	Vice President, Finance and Chief Accounting Officer (2002)

Mr. Painter has been our chief executive officer and a director since January 2010 and our president since September 1, 2009. Between 1997 and September 2009, Mr. Painter served as an executive vice president and from March 2007 through September 2009 had supervisory responsibility for our stock-preparation and fiber-based products businesses. He served as president of our composite building products business from 2001 until its sale in 2005. He also served as our treasurer and the treasurer of Thermo Electron from 1994 until 1997. Prior to 1994, Mr. Painter held various managerial positions with us and Thermo Electron.

Mr. Langevin has been an executive vice president and our chief operating officer since January 2010. Prior to January 2010, Mr. Langevin had been a senior vice president since March 2007 and had supervisory responsibility for our paperline business, consisting of our doctoring, fluid-handling, and water-management product lines. He served as vice president, with responsibility for our doctoring and water-management product lines, from 2006 to 2007. From 2001 to 2006, Mr. Langevin was president of Kadant Web Systems Inc. (now our Kadant Solutions division) and before that served as its senior vice president and vice president of operations. Prior to 2001, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.

Kadant Inc.	2010 Annual Report

Mr. O’Brien has been an executive vice president since 1998 and our chief financial officer since 2001. He served as our treasurer from 2001 to February 2005 and also as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O’Brien held various finance positions at Racal Interlan, Inc., Prime Computer, Compugraphic Corporation, and the General Electric Company.

Mr. Powell has been a senior vice president since September 2009 and has supervisory responsibility for our stock-preparation and fiber-based products businesses. From January 2008 to September 2009, Mr. Powell was vice president, new ventures, with principal responsibility for acquisition-related activities. Prior to joining us, Mr. Powell was the chairman and chief executive officer of Castion Corporation, a provider of sustainable wastewater treatment and recovery solutions, from April 2003 through December 2007.

Ms. Lambert has been a vice president and our general counsel since 2001, and our secretary since our incorporation in 1991. Prior to joining us, she was a vice president and the secretary of Thermo Electron since 1999 and 1990, respectively, and before that was a member of Thermo Electron’s legal department.

Mr. McKenney has been our vice president, finance and chief accounting officer since January 2002 and served as our corporate controller from 1997 to 2007. Mr. McKenney was controller of our Kadant AES division (now part of our Kadant Solutions division) from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International Corp.

Item 1A.	Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2011 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on worldwide and local economic conditions as well as the condition of the pulp and paper industry.

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. Although global markets appear to be recovering from the extreme disruptions which began in 2008, uncertainty about continuing economic stability remains. Our business and performance was significantly affected by the global economic crisis and would be negatively affected by a return of economic uncertainty. Uncertainty about global and regional economic conditions negatively affected, and may in the future negatively affect, demand for our customers’ products and for our products, especially our capital equipment products. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Any renewed financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.

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

Paper producers have been, and may in the future be, negatively affected by higher operating costs. Paper companies curtail their capital and operating spending during periods of economic uncertainty and will likely be

Kadant Inc.	2010 Annual Report

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

We have historically had significant revenues from China, operate significant manufacturing facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. As a result, we are exposed to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. For example, the Chinese premier recently announced plans to target slower economic growth in China in order to avoid inflation and to reduce dependency on exports. Such policies may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects.

In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. In addition, we may experience a loss if the contract is cancelled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract. In those instances in which a letter of credit is required, it may represent 80% or more of the total order.

We may be unable to expand capacity sufficiently in China to meet current demand.

We experienced a large increase in demand for our stock-preparation products in China in the fourth quarter of 2010 with bookings of nearly $36 million in the quarter. We are implementing a program to meet this demand, which includes expanding our manufacturing capacity in China, hiring additional workers, and accelerating investment in capital equipment. In some cases, we may shift production to our other manufacturing plants outside of China. While we believe that we will meet all of our customer commitments, there can be no assurance that we will be successful, which could expose us to contractual penalties. In addition, the shift to higher-cost production facilities may reduce our gross profit margins on these products. Our business and reputation could be damaged by our inability to perform and our financial performance could suffer as a consequence.

Commodity or component price increases and significant shortages of commodities and component products may adversely impact our financial results or our ability to meet commitments to customers.

We use steel, stainless steel, brass, bronze, and other commodities to manufacture our products. We also use natural gas in the production of our fiber-based granular products. As a result, unanticipated increases in the prices of such commodities could increase our costs more than expected, negatively impacting our business, results of operations and financial condition if we are unable to fully offset the effect of these increased costs through price increases, productivity improvements, or cost reduction programs.

Kadant Inc.	2010 Annual Report

We rely on suppliers to secure commodity and component products required for the manufacture of our products. A disruption in deliveries to or from suppliers or decreased availability of such components or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe our sources of raw materials and component products will generally be sufficient for our needs in the foreseeable future. However, our business, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations.

We are dependent on two paper mills for the fiber used in the manufacture of our fiber-based granular products. From time to time we have experienced, and may in the future experience, some difficulty obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. Although we believe our relationships with the mills are good, the mills could decide not to continue to supply sufficient papermaking byproducts, or may not agree to continue to supply such products on commercially reasonable terms. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find one or more alternative sources of supply of this raw material. We may be unable to find alternative supplies on commercially reasonable terms or could incur excessive transportation costs if an alternative supplier were found, which would increase our manufacturing costs, and might prevent prices for our products from being competitive or require closure of this business.

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During 2010 and 2009, approximately 58% and 59%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:

–	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system,
–	foreign customers may have longer payment cycles,
–	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, adopt other restrictions on foreign trade, impose currency restrictions or enact other protectionist or anti-trade measures,
–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages,
–	political unrest, such as that currently occurring in North Africa and the Middle East, may disrupt commercial activities of ours or our customers,
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments, and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

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

Kadant Inc.	2010 Annual Report

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

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by the volatile conditions in the financial markets, worldwide economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Any adverse changes to the soundness of our suppliers or customers may adversely affect our cash flow, profitability and financial condition.

Changes in our effective tax rate may impact our results of operations.

We derive a significant portion of our revenue and earnings from our international operations, and are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. A number of factors may increase our effective tax rate, including: increases in tax rates in various jurisdictions; unanticipated decreases in the amount of profit in jurisdictions with low statutory tax rates; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions; changes in available tax credits or our ability to utilize foreign tax credits; and changes in tax laws or the interpretation of such tax laws. Any significant increase in our future effective tax rates would adversely impact our net income for future periods.

We may be required to reorganize our operations in response to changing conditions in the worldwide economy and the pulp and paper industry, and such actions may require significant expenditures and may not be successful.

We have undertaken various restructuring measures in response to changing market conditions in the countries in which we operate and in the pulp and paper industry in general, which have affected our business. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our results of operations. In addition, it is difficult to accurately forecast our financial performance given the continuing uncertainly in the global economic environment, and the efforts we have made or may make to align our cost structure may not be sufficient or able to keep pace with rapidly changing business conditions. Our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

Kadant Inc.	2010 Annual Report

Adverse changes to the soundness of financial institutions could affect us.

We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time, we execute transactions with counterparties in the financial industry, such as our interest rate swap arrangements and other hedging transactions. As a consequence of volatility in the financial markets, these financial institutions or counterparties could be adversely affected and we may not be able to access credit facilities in the future, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $15 million outstanding under the 2008 Credit Agreement as of January 1, 2011 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:

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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of January 1, 2011, $17.8 million of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.6 million as of January 1, 2011. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. The 2008 Credit Agreement includes certain financial covenants and our failure to comply with these covenants could result in an event of default under the 2008 Credit Agreement, the swap agreements, and our other credit facilities, and would have significant negative consequences for our current operations and our future ability to fund our operations and grow our business. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets.

Kadant Inc.	2010 Annual Report

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

On October 21, 2005, our Composites LLC subsidiary sold substantially all of its assets to a third party and retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date (Retained Liabilities). Composites LLC retained all of the cash proceeds received from the asset sale in 2005 and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007, when it announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business.

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

We were previously named as co-defendants, together with Composites LLC and two other defendants, in several state class action complaints and one federal class action complaint filed in 2008 and 2009, as disclosed in our prior filings. These complaints sought to recover damages allegedly associated with the composite building products manufactured by Composites LLC between April 2002 and October 2003. This litigation has been dismissed, in the case of the federal class action, and voluntarily withdrawn without prejudice by the state plaintiffs. We continue to discuss with these plaintiffs potential alternative dispute resolution or other settlement of these matters. There can be no assurance that the parties will reach a resolution on terms satisfactory to the parties, or that these or other plaintiffs will not file new complaints against us or the other parties indemnified by Composites LLC. While we believe any such asserted or possible claims against us or other indemnified parties would be without merit, the cost of litigation and the outcome, including any settlement, could adversely affect our consolidated financial results.

Kadant Inc.	2010 Annual Report

An increase in the accrual for warranty costs of the discontinued operation adversely affects our consolidated financial results.

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale of the business in 2005. The accrued warranty costs of the discontinued operation as of January 1, 2011 represents the low end of the estimated range of warranty costs based on the level of claims received before Composites LLC ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on any judgments entered against it in litigation, which will adversely affect our consolidated results.

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

In 2008, we recorded a $40.3 million impairment charge to write down the goodwill associated with the stock-preparation reporting unit within our Papermaking Systems segment. We may incur additional impairment charges to write down the value of our goodwill and acquired intangible assets in the future if the assets are not deemed recoverable, which could have a material adverse effect on our operating results.

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

Kadant Inc.	2010 Annual Report

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

Our share price will fluctuate.

Stock markets in general and our common stock in particular experienced significant price and volume volatility during 2008 and 2009 and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer, particularly in Asia, to comply with an order’s contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

Kadant Inc.	2010 Annual Report

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

In addition, our board of directors adopted a shareholder rights plan in 2001 intended to protect shareholders in the event of an unfair or coercive offer to acquire our company and to provide our board of directors with adequate time to evaluate unsolicited offers. Preferred stock purchase rights have been distributed to our common shareholders pursuant to the rights plan. This rights plan may have anti-takeover effects. The rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in our best interests and those of our shareholders and may discourage, delay, or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. The shareholder rights plan will expire in July 2011 and our board of directors does not intend to renew it at this time.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of year-end 2010 are as follows:

Papermaking Systems

We own approximately 1,715,000 square feet and lease approximately 133,000 square feet, under leases expiring on various dates ranging from 2011 to 2022, of manufacturing, engineering, and office space. In addition, in China we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2044 to 2054. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Yanzhou, China; Theodore, Alabama, U.S.A; Weesp, The Netherlands; Wuxi, China; Hindas, Sweden; Guadalajara, Mexico; Bury, England; Sao Paulo, Brazil; Mason, Ohio, U.S.A; and Summerstown, Ontario, Canada.

Fiber-based Products

We own approximately 31,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 25,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.

Corporate

We lease approximately 10,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2017.

Kadant Inc.	2010 Annual Report

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “KAI”. The closing market price on the New York Stock Exchange for our common stock on February 18, 2011, was $21.94 per share.

The following table sets forth the high and low sales prices of our common stock for 2010 and 2009, as reported in the consolidated transaction reporting system.

	2010		2009
Quarter	High	Low	High	Low
First	$17.46	$13.24	$14.13	$6.50
Second	22.77	14.57	14.88	10.05
Third	19.98	15.97	14.31	8.99
Fourth	24.44	18.29	16.91	11.90

Holders of Common Stock

As of February 18, 2011, we had approximately 4,438 holders of record of our common stock. This does not include holdings in street or nominee name.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the fourth quarter of 2010.

Kadant Inc.	2010 Annual Report

Performance Graph

This performance graph compares the cumulative, five-year total shareholder return assuming an investment of $100 (and the reinvestment of dividends) in our common stock, the Russell 3000 Stock Index and the Dow Jones U.S. Paper Total Stock Market (TSM) Index. Our common stock trades on the New York Stock Exchange under the ticker symbol “KAI.” Because our fiscal year ends on a Saturday, the graph uses the last trading day of our fiscal year.

	12/31/05	12/30/06	12/29/07	1/3/09	1/2/10	1/1/11
Kadant Inc.	100.00	131.78	168.76	73.41	86.27	127.41
Russell 3000	100.00	115.71	121.66	78.58	97.89	114.46
Dow Jones U.S. Paper Total Stock Market	100.00	104.09	93.01	33.78	74.10	84.90

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

Kadant Inc.	2010 Annual Report

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2010 (a)	2009 (b)	2008 (c)	2007	2006
Statement of Operations Data
Revenues	$270,029	$225,565	$329,158	$366,496	$341,613

Operating Income (Loss)	24,949	(474)	(13,007)	37,038	29,442

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	18,409	(5,906)	(22,595)	25,418	18,281
Income (Loss) from Discontinued Operation, Net of Tax	98	(18)	37	(2,750)	(1,184)

Net Income (Loss)	$18,507	$(5,924)	$(22,558)	$22,668	$17,097

Earnings (Loss) per Share for Continuing Operations:
Basic	$1.49	$(.48)	$(1.67)	$1.80	$1.32
Diluted	$1.48	$(.48)	$(1.67)	$1.78	$1.30

Earnings (Loss) per Share:
Basic	$1.50	$(.48)	$(1.67)	$1.61	$1.24
Diluted	$1.48	$(.48)	$(1.67)	$1.59	$1.21

Balance Sheet Data
Working Capital (d)	$79,006	$66,917	$98,017	$107,487	$80,542
Total Assets	336,772	307,656	356,917	437,069	393,085
Long-Term Obligations	17,250	22,750	52,122	30,460	44,652
Shareholders’ Investment	207,301	194,031	194,393	280,213	238,982

(a)	Reflects a $1.0 million pre-tax gain on the sale of real estate, a $0.2 million pre-tax curtailment gain, and $0.2 million of pre-tax restructuring costs.
(b)	Reflects $4.4 million of pre-tax restructuring costs.
(c)	Reflects a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision related to applying a valuation allowance to certain deferred tax assets, and $2.0 million of pre-tax restructuring costs, net of gains.
(d)	Includes ($2.0) million, ($1.9) million, ($1.9) million, ($1.1) million, and $3.0 million in 2010, 2009, 2008, 2007, and 2006, respectively, associated with the discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in our consolidated financial statements beginning on page F-1 of this Report.

Overview

Company Overview

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Papermaking Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking and paper recycling industries. We have a large customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business.

Kadant Inc.	2010 Annual Report

Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

International Sales

During 2010 and 2009, approximately 58% and 59%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

•

Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to Accounting Standards Codification (ASC) 605, “Revenue Recognition” (ASC 605), were $26.1 million in 2010, $32.0 million in 2009, and $58.1 million in 2008. We determine the percentage of completion by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. In addition, we are exposed to the risk, primarily relating to our orders in China, that a customer will not comply with the order’s contractual obligations to take delivery of the equipment. The contractual obligations relating to the order may be difficult to enforce through a foreign country’s legal system, which could result in a significant credit exposure in the period or periods that were to be affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of

Kadant Inc.	2010 Annual Report

this accounting policy, if our actual results differed from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.

•

Other Revenue Recognition Methods. Under ASC 605, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, we recognize revenues upon such acceptance. When a sale arrangement involves multiple elements, such as equipment and installation, we consider the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under ASC 605, revenues for products sold that require installation, for which the installation is essential to functionality or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment, with estimated installation costs accrued. We provide a reserve for the estimated warranty and installation costs at the time revenue is recognized, as applicable. To the extent that installation becomes a significant component of our business in the future, the judgment associated with the determination of revenue recognition will increase. The complexity of all issues related to the assumptions, risks, and uncertainties inherent in the application of ASC 605 affects the amounts reported as revenues in our consolidated financial statements. Under ASC 605, we may not be able to reliably predict future revenues and profitability due to the difficulty of estimating when installation will be performed or when we will meet the contractually agreed upon performance tests, which can delay or prohibit recognition of revenues. The determination of when we install the equipment or fulfill the performance guarantees is largely dependent on our customers, their willingness to allow installation of the equipment or performance of the appropriate tests in a timely manner, and their cooperation in addressing possible problems that would impede achievement of the performance guarantee criteria. Unexpected changes in the timing related to the completion of installation or performance guarantees could cause our revenues and earnings to be significantly affected.

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

Kadant Inc.	2010 Annual Report

A significant increase in warranty occurrence rates or costs to repair our products would lead to an increase in the warranty provision and could have a material adverse impact on our consolidated results for the period or periods in which such returns or additional costs occur.

Warranty Obligations for Discontinued Operation. In 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to a third party and retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. On September 30, 2007, Composites LLC ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Composites LLC records adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any. As of January 1, 2011 and January 2, 2010, the accrued warranty costs associated with the composites business were $2.1 million, which represent the low end of the range of potential loss for products under warranty based on the level of claims received before Composites LLC ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty.

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

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it were to become more likely than not that the tax assets or loss carryforwards would be used, we would reverse the related valuation allowance. Our tax valuation allowance totaled $25.9 million at year-end 2010, including $11.4 million in the U.S. and $14.5 million in foreign jurisdictions. Should our actual future taxable income by tax jurisdiction vary from our estimate, additional allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2010, we were in a three-year cumulative income position in the U.S.; however, due to the uncertainty of profitability in future periods we maintained a full valuation allowance in the U.S. Assuming, among other positive and negative factors, that we meet our estimates of 2011 forecasted earnings in the U.S., we may release a portion of our U.S. valuation allowance during 2011. Our full valuation allowance in certain foreign jurisdictions was maintained as of year-end 2010 as a result of the foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability. Assuming, among other positive and negative factors, that certain of our foreign subsidiaries meet their estimates of 2011 forecasted earnings, these foreign jurisdictions would be in a three-year cumulative income position and a portion of the foreign valuation allowance may be released during 2011.

We provide a liability for future income tax payments in the worldwide tax jurisdictions in which we operate. Should tax return positions that we expect are sustainable not be sustained upon audit, we could be required to record an incremental tax provision for such taxes. Should previously unrecognized tax benefits be sustained, a reduction in our tax provision would result.

Kadant Inc.	2010 Annual Report

We reinvest certain earnings of foreign operations indefinitely and, accordingly, we do not provide for income taxes that could result from the remittance of such earnings.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 1, 2011, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Valuation of Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other factors. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty. Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No adjustment was required in 2010 or 2009 to the carrying value of our goodwill or intangible assets subject to amortization based on the analyses performed.

During the fourth quarter of 2008, we experienced a significant decline in our stock price. As a result of the decline in our stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected, in part, the then current economic climate, which led to weakness in demand for some of our products. The forecasts utilized in the 2008 impairment test reflected an anticipated decline in stock-preparation sales, especially in China, which we expected would occur over the next several years given the then current economic environment and its impact on paper producers. The impairment test performed as of year-end 2008 indicated the carrying amounts of goodwill for the stock-preparation reporting unit within our Papermaking Systems segment exceeded its implied fair value, and as a result, we recorded a $40.3 million pre-tax ($26.7 million after-tax) non-cash impairment charge to write down the goodwill associated with this reporting unit. The goodwill impairment test indicated that the estimated fair value of goodwill and indefinite-lived intangible assets associated with its other reporting units (doctoring, water management, and fluid-handling) exceeded their carrying value and, as a result, no adjustment to goodwill was required for these reporting units. No adjustment was required in 2008 to the carrying value of our intangible assets subject to amortization based on the analysis performed.

Our judgments and assumptions regarding the determination of the fair value of an intangible asset or goodwill associated with an acquired business could change as future events impact such fair values. A prolonged economic downturn, weakness in demand for our products, especially capital equipment products, or contraction in capital spending by paper companies in our key markets, such as China, could negatively affect the revenue and profitability assumptions used in our assessment of goodwill and intangible assets, which could result in additional impairment charges. Any future impairment loss could have a material adverse affect on our long-term assets and operating expenses in the period in which an impairment is determined to exist.

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

Kadant Inc.	2010 Annual Report

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

Pension and Other Retiree Benefits. We sponsor a noncontributory defined benefit retirement plan for the benefit of eligible employees at our Kadant Solutions division and the corporate office. Our unfunded benefit obligation related to this plan totaled $2.8 million at year-end 2010 and the fair value of plan assets totaled $24.0 million. In addition, several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans with an aggregate unfunded benefit obligation of $4.0 million at year-end 2010.

The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. The fair value of plan assets is determined based on quoted market prices and observable market inputs. The unrecognized actuarial loss associated with these plans totaled $8.5 million at year-end 2010, $0.3 million of which we expect to recognize in 2011. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. The projected benefit obligation and expense associated with these plans are sensitive to changes in the discount rate. For the noncontributory benefit retirement plan at our Kadant Solutions division, a 50 basis point decrease in the 2010 discount rate would have resulted in an increase in pension expense of $0.1 million and an increase in the projected benefit obligation of $1.3 million.

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

Kadant Inc.	2010 Annual Report

subsidiaries hedge a portion of their currency exposures anticipated over the ensuing 12-month period, using forward currency-exchange contracts that have maturities of 12 months or less. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, mill operating rates improved during 2010 as U.S. mills recovered approximately half of the production lost in 2009 and as inventory levels stabilized across all major grades of paper. Several of our North American customers have announced plans to increase capital spending in 2011. Our revenues in 2010 in North America increased $25.5 million, or 25%, due to an increase in demand for our capital equipment and, to a lesser extent, aftermarket products. In general, improvement in mill operating rates leads to increased demand for our aftermarket products. In 2010, our aftermarket business in North America improved and has continued to improve into the first quarter of 2011. In Europe, mill operating rates also improved during 2010 compared to the prior year. Revenues from our European businesses increased $1.2 million, primarily due to increases in demand of $8.9 million and $1.1 million for our fluid-handling and doctoring products, respectively, offset in part by a decrease of $9.3 million in our stock-preparation product line due to the shipment of a large order in 2009. In China significant capacity additions have been announced and are scheduled to come online over the next several years. Revenues in China in 2010 increased $14.7 million, or 66%. We had strong bookings activity in China in the fourth quarter of 2010, especially in our stock-preparation product line. Bookings in China were $35.9 million in the fourth quarter of 2010 and increased $29.8 million, or 485%, sequentially and $27.7 million, or 340%, over the fourth quarter of 2009. As a result, we are anticipating significant revenues from China in 2011 although this is dependent on customer-requested delivery dates and progress payments. In addition, we are investing in capital equipment and increasing our workforce in China to meet this surge in order activity.

We are currently concentrating our efforts on several initiatives intended to improve our operating results, including focusing on higher-growth emerging markets, further penetrating existing markets where we see opportunity, growing our market share and low-share regions, increasing aftermarket and consumables sales, and using low-cost manufacturing bases in locations such as China and Mexico. We also continue to focus our efforts on managing our operating costs and working capital.

For the first quarter of 2011, we expect to report diluted earnings per share of $.35 to $.37 from continuing operations on revenues of $71 to $73 million. For 2011, we expect to report diluted earnings per share of $1.65 to $1.75 from continuing operations on revenues of $300 to $310 million.

Results of Operations

2010 Compared to 2009

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue:

	2010	2009
Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	60
Selling, general, and administrative expenses	33	36
Research and development expenses	2	2
Restructuring costs and other income, net	–	2

	91	100

Operating Income (Loss)	9	–
Interest Expense	–	(1)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	9	(1)
Provision for Income Taxes	2	2

Income (Loss) from Continuing Operations	7%	(3)%

Kadant Inc.	2010 Annual Report

Revenues

Revenues increased $44.4 million, or 20%, to $270.0 million in 2010 from $225.6 million in 2009, including a $0.9 million decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues in 2010 increased $45.3 million, or 20%, due to an increase in revenues in all of our Papermaking Systems segment’s product lines. The increase in our fluid-handling product line was primarily due to increased demand for our aftermarket products, while the increases in our stock-preparation, water-management, and doctoring product lines were primarily due to increased demand for both our capital and aftermarket products.

Revenues for 2010 and 2009 for our Papermaking Systems segment and Fiber-based Products business are as follows:

(In thousands)	2010	2009
Revenues:
Papermaking Systems	$261,188	$217,607
Fiber-based Products	8,841	7,958

	$270,029	$225,565

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $43.6 million, or 20%, to $261.2 million in 2010 from $217.6 million in 2009, including a $0.9 million decrease from the unfavorable effects of currency translation.

Fiber-based Products. Revenues from our Fiber-based Products business increased $0.8 million, or 11%, to $8.8 million in 2010 from $8.0 million in 2009 due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2010 and 2009, and the changes in revenues by product line between 2010 and 2009 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of 2010 revenues in local currency into U.S. dollars at the 2009 exchange rates, and then comparing this result to the actual revenues in 2009. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

(In millions)	2010	2009	Increase	Increase Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$95.5	$85.7	$9.8	$11.4
Fluid-Handling	83.3	63.9	19.4	19.0
Doctoring	51.3	45.9	5.4	5.4
Water-Management	28.6	20.3	8.3	8.2
Other	2.5	1.8	0.7	0.5

	$261.2	$217.6	$43.6	$44.5

Kadant Inc.	2010 Annual Report

Our business benefited from the improvement in the pulp and paper industry in 2010, including improved mill operating rates, which led to increased spending on both capital and aftermarket products. Revenues for our parts and consumable products increased $23.6 million, or 18%. The improved business environment also led our customers to make capital additions in 2010. Sales of our capital products increased $19.3 million, or 23%, in 2010 compared to 2009.

Excluding a $1.6 million decrease from currency translation, revenues in our stock-preparation product line in 2010 increased $11.4 million, or 13%, primarily due to higher demand for our capital products in China and North America, offset in part by a decrease in Europe. The decrease in Europe was primarily due to higher revenues in 2009 resulting from a large capital equipment project that was shipped to Vietnam. In our fluid-handling product line revenues increased $19.0 million, or 30%, excluding a $0.4 million increase from the favorable effect of currency translation, primarily due to higher demand for our parts and consumable products in Europe and North America and our capital and aftermarket products in China. Revenues from our doctoring product line increased $5.4 million, or 12%, in 2010 compared to 2009, primarily due to an increase in demand for both capital and aftermarket products in North America, and for our aftermarket products in Europe. Revenues from the segment’s water-management product line increased $8.3 million, or 41%, in 2010 compared to 2009, primarily due to increased demand for our products in North America.

Revenues in 2010 increased in all of our major geographic regions compared to the depressed levels in 2009. In North America, our business benefited from improved economic conditions and increased mill operating rates and as a result our revenues increased $25.5 million, or 25%, in the region. Revenues in Europe also benefited from improved mill operating rates resulting in an increase of $1.2 million including an $8.9 million, or 38%, increase in our fluid-handling revenues. This was offset in part, by a $9.3 million, or 22%, decrease, in our stock-preparation systems revenues due to a large capital equipment project that was shipped to Vietnam in 2009. In China, we saw a significant increase in the number of large capital orders due to continued economic growth in the region. Our revenues in China increased $14.7 million, or 66%, to $37.1 million in 2010 compared to 2009 primarily due to increased demand for our capital products. We saw a significant sequential increase in our bookings in China in the fourth quarter of 2010 and anticipate strong revenues in 2011 as a result although this is dependent on customer-requested delivery dates and progress payments.

Gross Profit Margin

Gross profit margin for 2010 and 2009 for our Papermaking Systems segment and our Fiber-based Products business are as follows:

	2010	2009
Gross Profit Margin:
Papermaking Systems	44%	40%
Fiber-based Products	46%	35%

	44%	40%

Gross profit margin increased to 44% in 2010 from 40% in 2009 primarily due to higher margins in our Papermaking Systems segment.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 44% in 2010 from 40% in 2009. This increase was primarily due to an increase in gross profit margins in our stock-preparation, fluid-handling, and water-management product lines due to better utilization of overhead costs as a result of increased manufacturing volumes. Also contributing to the increase in gross profit margins in our water-management product line was the completion in early 2010 of the consolidation of our water-management manufacturing facility in New York into our facilities in Massachusetts and Mexico.

Fiber-based Products. The gross profit margin at our fiber-based products business increased to 46% in 2010 from 35% in 2009 primarily due to the lower cost of natural gas used in the production process in 2010 compared to the prior year.

Kadant Inc.	2010 Annual Report

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 33% in 2010 from 36% in 2009 due to better operating leverage. Selling, general, and administrative expenses increased $8.0 million, or 10%, to $89.2 million in 2010 from $81.2 million in 2009. This increase was primarily due to higher incentive and commission expenses associated with improved operating performance and higher revenues in 2010 compared to 2009. This increase also included a $0.2 million decrease from the favorable effect of foreign currency translation and a $0.3 million increase due to acquisition expenses.

Total stock-based compensation expense was $2.8 million and $2.7 million in 2010 and 2009, respectively, and is included in selling, general, and administrative expenses. As of year-end 2010, unrecognized compensation expense related to stock-based compensation was approximately $2.6 million, which will be recognized over a weighted average period of 1.9 years.

Research and development expenses decreased $0.3 million, or 6%, to $5.3 million in 2010 from $5.6 million in 2009 and represented 2% of revenues in both 2010 and 2009.

Restructuring Costs and Other Income, Net

During 2010, restructuring costs and other income, net was $1.0 million of income. Other income in the 2010 period included a gain of $1.0 million associated with the sale of real estate in the U.S. and a curtailment gain on a pension liability of $0.2 million associated with the reduction of 25 employees in France. These gains were offset in part by restructuring costs of $0.2 million associated with previous restructuring plans. All of these items occurred in the Papermaking Systems segment.

During 2009, we recorded restructuring costs of $4.4 million, consisting primarily of severance and associated charges related to the reduction of 133 employees in Europe, China, the U.S., and Canada. These actions were taken to adjust our cost structure and streamline our operations, especially in our stock-preparation product line, in response to the weak economic environment. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income decreased $0.2 million, or 45%, to $0.2 million in 2010 from $0.4 million in 2009 primarily due to lower average interest rates in the 2010 period.

Interest Expense

Interest expense decreased $0.9 million, or 39%, to $1.3 million in 2010 from $2.2 million in 2009 primarily due to lower average outstanding borrowings in the 2009 period.

Provision for Income Taxes

Our provision for income taxes was $5.2 million and $3.7 million in 2010 and 2009, respectively, and represented 22% and (164%) of pre-tax income (loss). The effective tax rate of 22% in 2010 included a recurring rate of 24%, offset in part by a 2% non-recurring tax benefit associated with the reduction in certain tax reserves. The effective tax rate of (164%) in 2009 included a $7.6 million tax provision associated primarily with the repatriation of foreign dividends to the U.S., offset in part by a $2.7 million tax benefit associated with valuation allowance reductions due to the utilization of certain domestic deferred tax assets. The change in effective tax rates between 2010 and 2009 was primarily due to the U.S. tax cost of repatriating foreign earnings in 2009. We expect our recurring effective tax rate to be approximately 28% in 2011 due to anticipated profitability in the U.S. and certain foreign tax jurisdictions. This rate does not include any assumptions related to the potential reversal of our tax valuation allowance. See Application of Critical Accounting Policies and Estimates for further information.

Income (Loss) from Continuing Operations

Income from continuing operations was $18.7 million in 2010 compared to a loss of $6.0 million in 2009. The income from continuing operations in 2010 includes an increase in operating income of $25.4 million offset

Kadant Inc.	2010 Annual Report

in part by an increase in provision for income taxes of $1.5 million (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Income (Loss) from Discontinued Operation

Income from the discontinued operation was $98 thousand in 2010 compared to a loss of $18 thousand in 2009. Results from the discontinued operation included tax benefits of $164 and $10 in 2010 and 2009, respectively.

As of January 1, 2011, the accrued warranty costs associated with the discontinued operation were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any. Our consolidated results in future reporting periods will be negatively impacted if the future level of warranty claims exceeds the warranty reserve.

Recent Accounting Pronouncements

Intangibles – Goodwill and Other. In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-28, “Intangibles—Goodwill and Other,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We will adopt this standard in fiscal 2011 and do not expect it to have a material effect on our consolidated financial statements.

Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the FASB issued ASU 2010- 29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which affects any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will adopt the disclosure requirements of this standard at the beginning of fiscal 2011 for material business combinations made subsequent to that date.

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

Kadant Inc.	2010 Annual Report

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

Revenues for 2009 and 2008 for our Papermaking Systems segment and Fiber-based Products business are as follows:

(In thousands)	2009	2008
Revenues:
Papermaking Systems	$217,607	$321,747
Fiber-based Products	7,958	7,411

	$225,565	$329,158

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased $104.1 million, or 32%, to $217.6 million in 2009 from $321.7 million in 2008, including a $10.9 million decrease from the unfavorable effects of currency translation. Excluding the effects of currency translation, revenues in 2009

Kadant Inc.	2010 Annual Report

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

Fiber-based Products. Revenues from our Fiber-based Products business increased $0.6 million, or 7%, to $8.0 million in 2009 from $7.4 million in 2008.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2009 and 2008, and the changes in revenues by product line between 2009 and 2008 excluding the effect of currency translation. The decrease in revenues excluding the effect of currency translation represents the decrease resulting from the conversion of 2009 revenues in local currency into U.S. dollars at the 2008 exchange rates, and then comparing this result to the actual revenues in 2008. The presentation of the changes in revenues by product line, excluding the effect of currency translation, is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

(In millions)	2009	2008	Decrease	Decrease Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$85.7	$128.2	$(42.5)	$(39.5)
Fluid-Handling	63.9	98.7	(34.8)	(31.7)
Doctoring	45.9	60.7	(14.8)	(11.4)
Water-Management	20.3	31.7	(11.4)	(10.4)
Other	1.8	2.4	(0.6)	(0.2)

	$217.6	$321.7	$(104.1)	$(93.2)

Revenues from the segment’s stock-preparation product line decreased $42.5 million, or 33%, in 2009 compared to 2008, including a $3.0 million decrease from the unfavorable effect of currency translation. Excluding the effect of currency translation, revenues in 2009 decreased $39.5 million, or 31%, primarily due to a $20.1 million, or 58%, decrease in sales in China and a $17.5 million, or 38%, decrease in sales in North America. These significant decreases were a result of production slowdowns and curtailments by paper producers trying to reduce operating costs in response to the economic recession which began at the end of 2008.

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

Revenues from the segment’s doctoring product line decreased $14.8 million, or 24%, in 2009 compared to 2008, including a $3.4 million decrease from the unfavorable effect of currency translation. Excluding the effect

Kadant Inc.	2010 Annual Report

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

Gross Profit Margin

Gross profit margin for 2009 and 2008 for our Papermaking Systems segment and Fiber-based Products business are as follows:

	2009	2008
Gross Profit Margin:
Papermaking Systems	40%	42%
Fiber-based Products	35%	27%

	40%	41%

Gross profit margin decreased to 40% in 2009 from 41% in 2008.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment decreased to 40% in 2009 from 42% in 2008. This decrease was primarily due to lower margins in our water-management product line due to the underutilization of overhead costs as a result of reduced manufacturing volumes and higher costs associated with consolidating our water-management manufacturing facility in New York into our facilities in Massachusetts and Mexico. This decrease was partially offset by an increase in the gross profit margin due to a more favorable product mix and an increase in gross profit margin in our stock-preparation product line.

Fiber-based Products. The gross profit margin at our fiber-based products business increased to 35% in 2009 from 27% in 2008 primarily due to the lower cost of natural gas in 2009 compared to the prior year.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 36% and 30% in 2009 and 2008, respectively. Selling, general, and administrative expenses decreased $19.1 million, or 19%, to $81.2 million in 2009 from $100.3 million in 2008. This decrease includes a $3.0 million favorable effect of currency translation and a $16.1 million net decrease primarily due to expense reductions throughout our Company, and reflects our restructuring efforts that reduced the number of employees and combined our sales forces in certain markets.

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

Kadant Inc.	2010 Annual Report

anticipated decline in stock-preparation sales, especially in China, which we expected to continue in the future given the then current economic environment and its impact on paper producers. See Valuation of Goodwill and Intangible Assets in Application of Critical Accounting Policies and Estimates above for further discussion.

Restructuring Costs and Other Income, Net

During 2009, we recorded restructuring costs of $4.4 million, consisting primarily of severance and associated charges related to the reduction of 133 employees in Europe, China, the U.S., and Canada. These actions were taken to adjust our cost structure and streamline our operations, especially in our stock-preparation product line, in response to the weak economic environment. All of these items occurred in the Papermaking Systems segment.

During 2008, we recorded restructuring costs and other income, net, of $2.0 million. The restructuring costs consisted of severance costs of $3.7 million related to the reduction of 329 employees in China, Latin America, Sweden, Canada, and the U.S. These actions were taken to adjust our cost structure and streamline our operations, especially in our stock-preparation product line, in response to the weak economic environment, which accelerated in the fourth quarter of 2008. Other income in 2008 consisted of a pre-tax gain of $1.1 million resulting from the sale of a building in the United Kingdom for $1.9 million in cash and a pre-tax gain of $0.6 million resulting from the sale of real estate in France for $0.7 million in cash. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income decreased $1.5 million, or 80%, to $0.4 million in 2009 from $1.9 million in 2008 primarily due to lower average interest rates in the 2009 period.

Interest Expense

Interest expense decreased $0.5 million, or 21%, to $2.2 million in 2009 from $2.7 million in 2008 primarily due to lower average outstanding borrowings in the 2009 period.

Provision for Income Taxes

Our provision for income taxes was $3.7 million and $8.5 million in 2009 and 2008, respectively, and represented (164%) and (61%) of pre-tax loss. The effective tax rate of (164%) in 2009 included a $7.6 million tax provision associated primarily with the repatriation of foreign dividends to the U.S., offset in part by a $2.7 million tax benefit associated with valuation allowance reductions due to the utilization of certain domestic deferred tax assets. The effective tax rate of (61%) in 2008 included the following non-recurring items: a $15.4 million tax provision related to an increase in the valuation allowance on certain deferred tax assets, a $13.6 million tax benefit associated with the goodwill impairment charge, and a $1.0 million non-recurring tax benefit associated with our Canadian and Mexican operations. The change in effective tax rates between 2009 and 2008 was primarily due to the U.S. tax cost of repatriating foreign earnings in 2009 and a smaller impact from valuation allowances on deferred tax assets in 2009 versus 2008.

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

Kadant Inc.	2010 Annual Report

(Loss) Income from Discontinued Operation

Loss from the discontinued operation was $18 thousand in 2009 compared to income of $37 thousand in 2008.

Liquidity and Capital Resources

Consolidated working capital was $79.0 million at January 1, 2011 compared with $66.9 million at January 2, 2010. Included in working capital are cash and cash equivalents of $61.8 million at January 1, 2011, compared with $45.7 million at January 2, 2010. At January 1, 2011, $47.2 million of cash and cash equivalents was held by our foreign subsidiaries.

2010

Our operating activities provided cash of $28.4 million in 2010 primarily from our continuing operations. The change in current assets and liabilities provided cash of $0.5 million in 2010 despite a $44.4 million increase in revenues. This reflects our continued focus on improving our working capital management. The increase in accounts receivable of $13.5 million in 2010 is the result of higher sales compared to 2009. Inventories increased $4.0 million in 2010 as we purchased materials to fulfill orders that will ship in 2011. The increase in other current liabilities of $11.8 million in 2010 was largely due to an increase in customer deposits primarily in China and Europe. Also contributing to the increase in other current liabilities was an increase in accrued incentive compensation related to improved operating performance worldwide. The increase in accounts payable of $6.2 million in 2010 primarily related to raw material purchases that resulted from an increase in orders, as well as the timing of payments in all our major geographic regions. We also contributed cash of $2.2 million to our subsidiary’s noncontributory defined benefit retirement plan in 2010.

Our investing activities used cash of $6.4 million in 2010. We used cash of $3.2 million in 2010, net of cash acquired, for the acquisition of a Canadian-based supplier of pressure screen baskets and a related dewatering equipment product line, as well as for the acquisition of a European supplier of fluid-handling systems. We also used cash of $3.4 million for purchases of property, plant, and equipment and $2.6 million for acquisitions completed prior to 2010. These uses of cash were offset in part by proceeds of $2.9 million from the sale of property, plant, and equipment in 2010.

Our financing activities used cash of $4.5 million in 2010, including $4.4 million for the repurchase of our common stock on the open market and $0.5 million for principal payments on our outstanding debt obligations.

2009

Our operating activities provided cash of $43.1 million in 2009. Changes in current assets and liabilities contributed $41.6 million to operating cash flows in 2009. This change was a result of significant reductions in accounts receivable, unbilled contract costs and fees, and inventories as customers reduced their spending in 2009 in response to the weak economic environment, as well as our efforts to manage our working capital. This change included decreases in inventories of $18.8 million and accounts receivable of $18.6 million, which were offset in part by a use of cash of $6.7 million from a decrease in accounts payable. Contributing to the decrease in inventories in 2009 was the shipment of a large order in our stock-preparation product line to a customer in Vietnam. We also contributed cash of $4.8 million in 2009 to our subsidiary’s noncontributory defined benefit retirement plan.

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

Kadant Inc.	2010 Annual Report

2008

Our operating activities provided cash of $20.2 million in 2008 primarily from our continuing operations. Contributing to the cash provided by continuing operations in 2008 was a decrease in unbilled contract costs and fees of $17.4 million as orders for our stock-preparation equipment decreased, especially in China and North America. Offsetting this source of cash was an increase in inventory, which used $10.2 million of cash in 2008, principally related to our stock-preparation equipment product line as equipment was built for orders to be shipped in 2009. In addition a decrease in accounts payable used cash of $11.9 million due to a decrease in our stock-preparation equipment product line as we curtailed purchases as a result of weakening demand for our capital equipment.

Our investing activities used cash of $5.3 million in 2008. We used $6.2 million of cash to purchase property, plant, and equipment. We also used $2.1 million of cash for additional consideration due on prior period acquisitions. Partially offsetting these uses of cash was $2.9 million of cash received from the sale of property, plant, and equipment.

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

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of January 1, 2011, the outstanding balance borrowed under the 2008 Credit Agreement was $15.0 million, of which $5.0 million was classified as short-term. This short-term amount was paid on January 31, 2011. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio, as defined in the agreement. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of January 1, 2011, we had $58.7 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement subject to limitations associated with the financial covenants in the 2008 Credit Agreement.

Our obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2008 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

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

Kadant Inc.	2010 Annual Report

the discontinued operation. As of January 1, 2011, we were in compliance with these covenants. Our EBITDA, as defined in the 2008 Credit Agreement, is a factor used in the consolidated leverage and fixed charge ratios.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of January 1, 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7.8 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to .75%.

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

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreased to $10 million on December 31, 2010, and will decrease to $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of January 1, 2011, $17.8 million of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.6 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

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

The severe economic downturn that began at the end of 2008 and continued into 2009 negatively affected our quarterly EBITDA, which is a factor used in the financial covenants in our 2008 Credit Agreement. In the second quarter of 2009, we implemented a one-time cash repatriation plan to ensure that we would continue to remain in compliance with these financial covenants. Under this plan, we repatriated $35.6 million of cash in 2009 from our foreign subsidiaries, which was used to repay a portion of our outstanding debt obligations in the U.S. and China. It is our intention to reinvest indefinitely the remaining earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through January 1, 2011, we have not

Kadant Inc.	2010 Annual Report

provided for U.S. income taxes on approximately $87.3 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $0.5 million.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 1, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $7.7 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. At January 1, 2011, the accrued warranty costs associated with the composites business were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before Composites LLC ceased operations and judgments entered against it in litigation. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $7 to $8 million during 2011 for property, plant, and equipment. In addition, we expect to make cash contributions of $0.9 million to our subsidiary’s noncontributory defined benefit retirement plan.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of January 1, 2011, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Short- and long-term debt obligations	$5.5	$11.0	$1.0	$5.3	$22.8
Interest (c)	0.9	1.1	0.7	0.2	2.9
Operating lease obligations	1.9	2.0	0.8	0.3	5.0
Acquisition consideration	0.7	0.2	–	–	0.9
Letters of credit (d)	9.4	2.2	–	–	11.6

Total (e)(f)	$18.4	$16.5	$2.5	$5.8	$43.2

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.

Kadant Inc.	2010 Annual Report

(b)	In the ordinary course of business, certain contracts contain limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of January 1, 2011.
(d)	Primarily relates to performance obligations and customer deposit guarantees, which typically have expired without being drawn upon. This total includes letters of credit of $0.8 million, which have expired according to the original terms, but remain a contractual obligation by court order.
(e)	This table excludes $0.4 million of accrued restructuring costs. The table also excludes $6.7 million of accrued pension and other post-retirement benefits, as these liabilities are not subject to fixed payment terms. In addition, the table excludes an unrealized loss of $1.6 million associated with our interest rate swap agreements as this amount would only be owed if the counterparty demanded an early termination of the agreements in the event of a default under our 2008 Credit Agreement.
(f)	This table excludes a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $7.7 million. Due to the uncertain nature of these tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

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

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in an immaterial impact on net income in 2010 and a negative impact on our net income of approximately $0.1 million in 2009.

A portion of our outstanding debt is sensitive to changes in interest rates. We hedged $17.8 million and $23.3 million of our debt at year-end 2010 and 2009, respectively, with “receive-variable pay-fixed” swap agreements. The fair values of the swap agreements are sensitive to changes in the 3-month LIBOR forward curve. A 10% decrease in the 3-month LIBOR forward curve would have resulted in an increase in unrealized losses of $0.1 million and $0.2 million as of year-end 2010 and 2009, respectively. The remaining unhedged

Kadant Inc.	2010 Annual Report

portion of the debt totaling $5.0 million at year-end 2010 is sensitive to changes in interest rates. As of year-end 2010, the interest rate on the unhedged portion of our U.S. debt was based on LIBOR. A 10% increase in the year-end 2010 rates would have had an immaterial impact on our net income.

Currency Exchange Rates

We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi and Brazilian reals. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ investment. A 10% decrease in functional currencies at year-end 2010 and 2009, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $14.9 million and $13.4 million, respectively.

The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% decrease in year-end 2010 and 2009 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward currency-exchange contracts of $0.5 million and $1.1 million in 2010 and 2009, respectively. Since we use forward currency-exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward currency-exchange contracts resulting from changes in foreign currency exchange rates would be offset primarily by corresponding changes in the fair value of the hedged items.

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2011. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of January 1, 2011, our Chief Executive Officer and Chief Financial Officer concluded that as of January 1, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Kadant Inc.	2010 Annual Report

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making this assessment, our management used the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that as of January 1, 2011 our internal control over financial reporting is effective based on the criteria issued by COSO.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

This information will be included under the heading “Election of Directors” in our 2011 proxy statement for our 2011 Annual Meeting of Shareholders and is incorporated in this Report by reference, except for the information concerning executive officers, which is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under Item 405 of Regulation S-K will be included under the heading “Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 proxy statement and is incorporated in this Report by reference.

Corporate Governance

The information required under Items 406 and 407 of Regulation S-K will be included under the heading “Corporate Governance” in our 2011 proxy statement and is incorporated in this Report by reference.

Item 11.	Executive Compensation

This information will be included under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in our 2011 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2010 Annual Report

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information will be included under the heading “Stock Ownership” in our 2011 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of January 1, 2011:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	464,258	(1)	$16.03	(1)	719,453	(2)
Equity compensation plans not approved by security holders (3)	9,167		$19.76		23,902

Total	473,425	(1)	$16.11	(1)	743,355	(2)

(1)	Excludes an aggregate of 141,513 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(2)	Includes 141,513 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(3)	The material features of our 2001 employee equity incentive plan are substantially identical to our other equity plans as described in Note 3 to the consolidated financial statements included in this Report, except that awards may not be made to executive officers or directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information will be included under the heading “Election of Directors” in our 2011 proxy statement and is incorporated in this Report by reference.

Item 14.	Principal Accountant Fees and Services

This information will be included under the heading “Independent Registered Public Accounting Firm” in our 2011 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2010 Annual Report

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):

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

(3)	Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 43. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b)	Exhibits

See the Exhibit Index beginning on page 43.

Kadant Inc.	2010 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KADANT INC.

Date: March 17, 2011	By:	/S/ JONATHAN W. PAINTER
Jonathan W. Painter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 17, 2011.

	Signature	Title

By:	/S/ JONATHAN W. PAINTER	Chief Executive Officer, President and Director
Jonathan W. Painter

By:	/S/ THOMAS M. O’BRIEN	Executive Vice President, Chief Financial Officer
Thomas M. O’Brien

By:	/S/ MICHAEL J. MCKENNEY	Vice President, Finance and Chief Accounting Officer
Michael J. McKenney

By:	/S/ WILLIAM A. RAINVILLE	Director and Chairman of the Board
William A. Rainville

By:	/S/ JOHN M. ALBERTINE	Director
John M. Albertine

By:	/S/ THOMAS C. LEONARD	Director
Thomas C. Leonard

By:	/S/ FRANCIS L. MCKONE	Director
Francis L. McKone

By:	/S/ WILLIAM P. TULLY	Director
William P. Tully

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Purchase Agreement among the Registrant, Johnson Acquisition Corp., The Johnson Corporation and the principal shareholders of Johnson identified in the Purchase Agreement (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on April 12, 2005 and incorporated in this document by reference). (1)

2.2	Purchase Agreement dated October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on October 27, 2005 and incorporated in this document by reference). (1)

2.3	First Amendment dated as of October 10, 2006 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

2.4	Second Amendment dated as of May 1, 2009 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of LDI Composites Co. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 [File No. 1-11406] and incorporated in this document by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

4.1	Rights Agreement, dated as of July 16, 2001, between the Registrant and American Stock Transfer & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on July 17, 2001 and incorporated in this document by reference).

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2*	Form of Amended and Restated Executive Retention Agreement (change in control agreement) between the Company and its executive officers, as amended and restated on December 9, 2008 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.3*	Executive Transition Agreement between the Company and William A. Rainville, dated as of August 17, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 20, 2009 and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit

10.4*	Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.5*	2001 Employees Equity Incentive Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.6*	Kadant Inc. 2006 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.7*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

10.8*	Cash Incentive Plan of the Registrant (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.9*	Summary of non-employee director compensation of the Registrant.

10.10*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for annual restricted stock unit awards (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.11*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for change-in-control restricted stock unit awards (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.12*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards granted on March 3, 2009 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.13*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards granted in 2010 and subsequent periods (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.14*	Form of Stock Option Agreement between the Company and its executive officers used for stock option awards (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.15	Credit Agreement dated February 13, 2008 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Multi-currency Administrative Agent (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on February 15, 2008 and incorporated in this document by reference). (1)

Exhibit Index

Exhibit Number	Description of Exhibit

10.16	Guarantee Agreement dated February 13, 2008, among Kadant Inc. and the Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the several banks and other financial institutions or entities from time to time parties to the Credit Agreement dated as of February 13, 2008 (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on February 15, 2008 and incorporated in this document by reference). (1)

10.17	Joinder Agreement dated as of March 17, 2008, to Credit Agreement dated as of February 13, 2008, among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Multi-currency Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 [File No. 1-11406] and incorporated in this document by reference).

10.18	International Swap Dealers Association, Inc. Master Agreement dated May 13, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.19	Swap Confirmation dated February 13, 2008 between the Registrant and RBS Citizens, N.A. (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.20	Promissory Note in the principal amount of $10,000,000 dated May 4, 2006, between the Registrant and Citizens Bank of Massachusetts (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.21	Limited Guaranty Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.22	Limited Guaranty Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.23	Limited Guaranty Agreement dated May 4, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.24	Mortgage and Security Agreement dated May 4, 2006 between Kadant Web Systems Inc., a Massachusetts corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Auburn, Massachusetts (filed as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.25	Amendment dated as of January 3, 2010 between the Registrant and RBS Citizens, National Association to the Mortgage and Security Agreement dated May 4, 2006 between Kadant Web Systems Inc. and Citizens Bank of Massachusetts (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit

10.26	Mortgage and Security Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Theodore, Alabama (filed as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.27	Mortgage and Security Agreement dated May 9, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Three Rivers, Michigan (filed as Exhibit 99.8 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.28	Plan and Agreement of Distribution, dated as of August 3, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001 and incorporated in this document by reference).

10.29	First Amendment to Plan and Agreement of Distribution, dated as of December 27, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.30	Tax Matters Agreement, dated as of August 8, 2001, between the Registrant and Thermo Electron Corporation (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on August 6, 2001 and incorporated in this document by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(1)	The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Kadant Inc.

Annual Report on Form 10-K

Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Consolidated Statement of Operations for the years ended January 1, 2011, January 2, 2010, and January 3, 2009	F-4

Consolidated Balance Sheet as of January 1, 2011 and January 2, 2010	F-5

Consolidated Statement of Cash Flows for the years ended January 1, 2011, January 2, 2010, and January 3, 2009	F-6

Consolidated Statement of Comprehensive Income (Loss) and Shareholders’ Investment for the years ended January 1, 2011, January 2, 2010, and January 3, 2009	F-7

Notes to Consolidated Financial Statements	F-8

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts	F-45

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheet of Kadant Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, comprehensive income (loss) and shareholders’ investment, and cash flows for each of the three fiscal years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. at January 1, 2011 and January 2, 2010 and the consolidated results of its operations and its cash flows for each of the three years in the fiscal period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 17, 2011

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited Kadant Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Kadant Inc. and our report dated March 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 17, 2011

Kadant Inc.	2010 Financial Statements

Consolidated Statement of Operations

(In thousands, except per share amounts)	2010	2009	2008
Revenues (Note 12)	$270,029	$225,565	$329,158

Costs and Operating Expenses:
Cost of revenues	151,604	134,759	193,355
Selling, general, and administrative expenses	89,212	81,229	100,280
Research and development expenses	5,269	5,622	6,187
Restructuring costs and other income, net (Note 8)	(1,005)	4,429	2,010
Goodwill impairment (Note 1)	–	–	40,333

	245,080	226,039	342,165

Operating Income (Loss)	24,949	(474)	(13,007)
Interest Income	214	387	1,935
Interest Expense	(1,315)	(2,171)	(2,738)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	23,848	(2,258)	(13,810)
Provision for Income Taxes (Note 5)	5,198	3,692	8,466

Income (Loss) from Continuing Operations	18,650	(5,950)	(22,276)
Income (Loss) from Discontinued Operation (net of income tax benefit of $164, $10 and $65 in 2010, 2009, and 2008, respectively; Note 9)	98	(18)	37

Net Income (Loss)	18,748	(5,968)	(22,239)
Net (Income) Loss Attributable to Noncontrolling Interest	(241)	44	(319)

Net Income (Loss) Attributable to Kadant	$18,507	$(5,924)	$(22,558)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$18,409	$(5,906)	$(22,595)
Income (Loss) from Discontinued Operation	98	(18)	37

Net Income (Loss) Attributable to Kadant	$18,507	$(5,924)	$(22,558)

Earnings (Loss) per Share from Continuing Operations Attributable to Kadant (Note 13)
Basic	$1.49	$(.48)	$(1.67)
Diluted	$1.48	$(.48)	$(1.67)
Earnings (Loss) per Share Attributable to Kadant (Note 13)
Basic	$1.50	$(.48)	$(1.67)
Diluted	$1.48	$(.48)	$(1.67)
Weighted Average Shares (Note 13)
Basic	12,339	12,331	13,527

Diluted	12,466	12,331	13,527

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2010 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$61,805	$45,675
Accounts receivable, less allowances of $2,185 and $2,493	49,897	36,436
Unbilled contract costs and fees	875	3,370
Inventories	41,628	37,435
Other current assets	9,001	7,859
Assets of discontinued operation (Note 9)	401	496

Total Current Assets	163,607	131,271

Property, Plant, and Equipment, at Cost, Net	36,911	38,415

Other Assets	11,473	12,277

Intangible Assets	26,793	28,071

Goodwill	97,988	97,622

Total Assets	$336,772	$307,656

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$5,500	$500
Accounts payable	23,756	17,612
Accrued payroll and employee benefits	15,739	11,515
Customer deposits	19,269	11,920
Other current liabilities	17,940	20,380
Liabilities of discontinued operation (Note 9)	2,397	2,427

Total Current Liabilities	84,601	64,354

Deferred Income Taxes (Note 5)	10,736	8,240

Other Long-Term Liabilities (Note 3)	16,884	18,281

Long-Term Obligations (Note 6)	17,250	22,750

Commitments and Contingencies (Note 7)
Shareholders’ Investment (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	92,935	92,244
Retained earnings	165,131	146,624
Treasury stock at cost, 2,369,422 and 2,219,221 shares	(48,786)	(46,558)
Accumulated other comprehensive items (Note 14)	(3,586)	252

Total Kadant Shareholders’ Investment	205,840	192,708

Noncontrolling interest	1,461	1,323

Total Shareholders’ Investment	207,301	194,031

Total Liabilities and Shareholders’ Investment	$336,772	$307,656

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2010 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2010	2009	2008
Operating Activities
Net income (loss) attributable to Kadant	$18,507	$(5,924)	$(22,558)
Net income (loss) attributable to noncontrolling interest	241	(44)	319
(Income) loss from discontinued operation	(98)	18	(37)

Income (loss) from continuing operations	18,650	(5,950)	(22,276)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Goodwill impairment	–	–	40,333
Depreciation and amortization	7,228	7,448	7,530
Stock-based compensation expense	2,754	2,669	2,945
Gain on sale of property, plant and equipment	(1,016)	(12)	(1,761)
Provision for losses on accounts receivable	455	305	1,252
Deferred income tax expense	1,249	892	4,051
Other items, net	671	945	811
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,506)	18,625	(220)
Unbilled contract costs and fees	2,209	6,736	17,412
Inventories	(4,001)	18,833	(10,202)
Other current assets	(2,235)	9,380	(1,387)
Accounts payable	6,250	(6,657)	(11,900)
Other current liabilities	11,755	(5,298)	(5,630)

	472	41,619	(11,927)

Contributions to pension plan	(2,200)	(4,800)	(1,600)

Net cash provided by continuing operations	28,263	43,116	19,358
Net cash provided by discontinued operation	163	10	803

Net cash provided by operating activities	28,426	43,126	20,161

Investing Activities
Acquisitions, net of cash acquired	(5,800)	(1,354)	(2,119)
Purchases of property, plant, and equipment	(3,408)	(2,804)	(6,198)
Proceeds from sale of property, plant, and equipment	2,916	115	2,859
Other, net	(60)	–	155

Net cash used in continuing operations for investing activities	(6,352)	(4,043)	(5,303)

Financing Activities
Repayments of short- and long-term obligations	(500)	(54,153)	(54,474)
Proceeds from issuance of short- and long-term obligations	–	22,000	68,791
Purchases of Company common stock	(4,407)	(3,722)	(47,623)
Proceeds from issuance of Company common stock	345	544	3,825
Tax benefits from stock-based compensation awards	26	33	532
Other, net	–	(6)	(766)

Net cash used in continuing operations for financing activities	(4,536)	(35,304)	(29,715)

Exchange Rate Effect on Cash from Continuing Operations	(1,409)	1,757	(6,558)

Change in Cash from Discontinued Operation	1	–	1

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	16,130	5,536	(21,414)
Cash and Cash Equivalents at Beginning of Year	45,675	40,139	61,553

Cash and Cash Equivalents at End of Year	$61,805	$45,675	$40,139

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2010 Financial Statements

Consolidated Statement of Comprehensive Income (Loss) and Shareholders’ Investment

(In thousands, except par value)	2010	2009	2008
Comprehensive Income (Loss)

Net Income (Loss)	$18,748	$(5,968)	$(22,239)

Other Comprehensive Items:
Foreign currency translation (loss) gain	(3,367)	6,844	(14,964)
Pension and other post-retirement liability adjustments, net (net of tax of $80, $167, and $52 in 2010, 2009, and 2008, respectively)	(408)	(931)	(5,510)
Deferred (loss) gain on hedging instruments (net of tax of $44, $7, and $200 in 2010, 2009, and 2008, respectively)	(166)	575	(1,715)

Other Comprehensive Items	(3,941)	6,488	(22,189)

Comprehensive Income (Loss)	14,807	520	(44,428)
Comprehensive Income Attributable to Noncontrolling Interest	(138)	(4)	(216)

Comprehensive Income (Loss) Attributable to Kadant	$14,669	$516	$(44,644)

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning and end of year (14,624,159 shares at year-end 2010, 2009, and 2008)	$146	$146	$146

Capital in Excess of Par Value:
Balance at beginning of year	92,244	92,916	91,753
Activity under stock and 401(K) plans	665	(648)	631
Tax benefits related to employees’ and directors’ stock plans	26	33	532
Acquisition of minority interest in subsidiary	–	(57)	–

Balance at end of year	92,935	92,244	92,916

Retained Earnings:
Balance at beginning of year	146,624	152,548	175,106
Net income (loss) attributable to Kadant	18,507	(5,924)	(22,558)

Balance at end of year	165,131	146,624	152,548

Treasury Stock, at Cost:
Balance at beginning of year (2,219,221; 2,074,362; and 174,045 shares)	(46,558)	(46,707)	(4,152)
Purchases of Company common stock (255,500; 289,800; and 2,140,800 shares)	(4,407)	(2,891)	(48,454)
Activity under stock and 401(K) plans (105,299; 144,941; and 240,483 shares)	2,179	3,040	5,899

Balance at end of year (2,369,422; 2,219,221; and 2,074,362 shares)	(48,786)	(46,558)	(46,707)

Accumulated Other Comprehensive Items:
Balance at beginning of year	252	(6,188)	15,898
Other comprehensive items	(3,838)	6,440	(22,086)

Balance at end of year	(3,586)	252	(6,188)

Total Kadant Shareholders’ Investment	205,840	192,708	192,715

Noncontrolling Interest:
Balance at beginning of year	1,323	1,678	1,462
Net income (loss) attributable to noncontrolling interest	241	(44)	319
Acquisition of minority interest in subsidiary	–	(141)	–
Dividend paid	–	(218)	–
Other comprehensive items	(103)	48	(103)

Balance at end of year	1,461	1,323	1,678

Total Shareholders’ Investment	$207,301	$194,031	$194,393

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. and its subsidiaries’ (collectively, the Company) continuing operations include one operating segment, Papermaking Systems, and a separate product line, Fiber-based Products. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products for the global papermaking and paper recycling industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Through its Fiber-based Products business, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications.

In 2005, the Company’s Kadant Composites LLC subsidiary (Composites LLC) sold its composites business, which is presented as a discontinued operation in the accompanying consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. At January 1, 2011, the accrued warranty costs for Composites LLC were $2,142,000, which represents the low end of the range of potential loss for products under warranty based on the level of claims received before Composites LLC ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the potential warranty cost ranges from $2,142,000 to approximately $13,100,000. See Warranty Obligations for Discontinued Operation below for further information. All future activity associated with this warranty reserve will continue to be classified in the results of the discontinued operation in the Company’s consolidated financial statements.

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

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest to December 31. References to 2010, 2009, and 2008 are for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Due to the significance of the Company’s capital goods and spare parts businesses, most of the Company’s revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements, such as equipment and installation, the Company considers the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting. If equipment and installation do not meet the separation criteria under ASC 605, revenues for products sold that require installation for which the installation is essential to functionality, or is not deemed inconsequential or perfunctory, are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality, and is deemed inconsequential or perfunctory, are recognized upon shipment with estimated installation costs accrued.

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method pursuant to ASC 605. Revenues recorded under the percentage-of-completion method were $26,145,000 in 2010, $32,034,000 in 2009, and $58,137,000 in 2008. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company exercises judgment in determining its allowance for bad debts, which is based on its historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, the Company looks at historical writeoffs of its receivables. The Company also looks at current trends in the credit quality of its customer base as well as changes in its credit policies. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer’s current creditworthiness. The Company continuously monitors collections and payments from its customers. In some instances, the Company utilizes letters of credit as a way to mitigate its credit exposure. In addition, the Company obtains letters of credit, principally issued by banks in China, related to certain contracts with its Chinese customers under which revenue is recognized using the percentage-of-completion method of accounting. While actual bad debts have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rate of bad debts that it has had in the past. A significant change in the liquidity or financial position of any of the Company’s customers could result in the uncollectibility of the related accounts receivable and could adversely affect its operating cash flows in that period.

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

(In thousands)	2010	2009
Balance at Beginning of Year	$2,801	$3,671
Provision charged to income	2,915	960
Usage	(1,854)	(1,887)
Currency translation	(84)	57

Balance at End of Year	$3,778	$2,801

Warranty Obligations for Discontinued Operation

In 2005, Composites LLC sold substantially all of its assets to a third party. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. As of January 1, 2011 and January 2, 2010, the accrued warranty costs associated

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before Composites LLC ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At January 1, 2011, the Company believes that it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

Prior to the spinoff from Thermo Electron, the Company and Thermo Electron were parties to a tax allocation agreement under which the Company and its subsidiaries, except its foreign operations, its Fiberprep subsidiary, and in 2000, its Composites LLC subsidiary, were included in the consolidated federal and certain state income tax returns filed by Thermo Electron. The tax allocation agreement provided that, in years in which these entities had taxable income, the Company would pay to Thermo Electron amounts comparable to the taxes it would have paid if the Company had filed separate tax returns. The tax allocation agreement terminated as of the Spinoff Date, at which time the Company and Thermo Electron entered into a tax matters agreement. The tax matters agreement requires, among other things, that the Company file its own income tax returns for tax periods beginning immediately after the Spinoff Date. In addition, the tax matters agreement requires that the Company indemnify Thermo Electron, but not the shareholders of Thermo Electron, against liability for taxes resulting from (a) the conduct of the Company’s business following the distribution or (b) the failure of the distribution to Thermo Electron shareholders of shares of the Company’s common stock or of Viasys Healthcare Inc. (another Thermo Electron spinoff) common stock to continue to qualify as a tax-free spinoff under Section 355 of the Internal Revenue Code as a result of certain actions that the Company takes following the distribution. Thermo Electron has agreed to indemnify the Company against taxes resulting from the conduct of Thermo Electron’s business prior to and following the distribution, or from the failure of the distribution of shares of the Company’s common stock to Thermo Electron shareholders to continue to qualify as a tax-free spinoff other than as a result of some actions that the Company may take following the distribution. Although not anticipated, if any of the Company’s post-distribution activities cause the distribution to become taxable, the Company could incur a liability to Thermo Electron and/or various taxing authorities, which could adversely affect the Company’s results of operations, financial position, and cash flows.

Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing net income (loss) attributable to Kadant by the weighted average number of shares outstanding during the year. Diluted earnings per share was computed

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

assuming the effect of all potentially dilutive securities, including stock options, restricted stock units and employee stock purchase plan shares, as well as their related tax effects.

Cash and Cash Equivalents

At year-end 2010 and 2009, the Company’s cash equivalents included investments in money market funds and other marketable securities, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Supplemental Cash Flow Information

(In thousands)	2010	2009	2008
Cash Paid for Interest	$1,339	$1,929	$2,732
Cash Paid (Refunded) for Income Taxes	$2,754	$(1,635)	$4,340

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$9,565	$–	$–
Cash Paid for Acquired Businesses	(7,658)	–	–

Liabilities Assumed of Acquired Businesses	$1,907	$–	$–

Non-Cash Financing Activities:
Issuance of Company Common Stock	$1,499	$2,685	$488

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

(In thousands)	2010	2009
Raw Materials and Supplies	$16,718	$15,347
Work in Process	8,584	7,500
Finished Goods (includes $1,953 and $1,093 at customer locations)	16,326	14,588

	$41,628	$37,435

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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

(In thousands)	2010	2009
Land	$3,965	$4,225
Buildings	34,699	34,656
Machinery, Equipment, and Leasehold Improvements	60,682	61,819

	99,346	100,700
Less: Accumulated Depreciation and Amortization	62,435	62,285

	$36,911	$38,415

Depreciation and amortization expense related to property, plant, and equipment was $4,612,000, $5,024,000, and $5,040,000 in 2010, 2009, and 2008, respectively.

Intangible Assets

Intangible assets in the accompanying balance sheet include the costs of acquired intellectual property, tradenames, patents, customer relationships, non-compete agreements and other specifically identifiable intangible assets. An intangible asset of $8,100,000 associated with the acquisition of the Johnson tradename as part of the Company’s acquisition of The Johnson Corporation in 2005 has an indefinite life and is not being amortized. The remaining intangible assets have been amortized using the straight-line method over periods ranging from 1 to 20 years with a weighted-average amortization period of 14 years. The intangible asset lives have been determined based on the anticipated period over which the Company will derive future cash flow benefits from the intangible assets. The Company has considered the effects of legal, regulatory, contractual, competitive, and other economic factors in determining these useful lives.

Acquired intangible assets are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
January 1, 2011
Customer relationships	$16,772	$1,394	$(6,858)	$11,308
Intellectual property	13,693	32	(8,313)	5,412
Tradenames	8,166	3	(4)	8,165
Non-compete agreements	3,148	1	(3,122)	27
Distribution network	2,400	–	(806)	1,594
Licensing agreements	400	–	(113)	287
Other	118	–	(118)	–

	$44,697	$1,430	$(19,334)	$26,793

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
January 2, 2010
Customer relationships	$16,308	$1,405	$(5,558)	$12,155
Intellectual property	13,057	–	(7,286)	5,771
Tradenames	8,100	–	–	8,100
Non-compete agreements	3,119	–	(3,119)	–
Distribution network	2,400	–	(662)	1,738
Licensing agreements	400	–	(93)	307

	$43,384	$1,405	$(16,718)	$28,071

Amortization of acquired intangible assets was $2,616,000 in 2010, $2,424,000 in 2009, and $2,490,000 in 2008. The estimated future amortization expense of acquired intangible assets is $2,397,000 in 2011; $2,197,000 in 2012; $2,197,000 in 2013; $2,106,000 in 2014; $1,475,000 in 2015; and $8,321,000 in the aggregate thereafter.

Goodwill

Goodwill as of year-end 2010 and 2009 relates entirely to the Company’s Papermaking Systems segment. The changes in the carrying amount of goodwill in 2010 and 2009 are as follows:

(In thousands)	2010	2009
Balance as of Beginning of Year:
Gross Balance at Beginning of Year	$183,131	$180,539
Accumulated Impairment Losses	(85,509)	(85,509)

Net Balance at Beginning of Year	97,622	95,030

Increase due to acquisitions	2,574	–
Currency translation adjustment	(2,208)	2,592

Total Adjustments	366	2,592

Balance as of End of Year:
Gross Balance at End of Year	183,497	183,131
Accumulated Impairment Losses	(85,509)	(85,509)

Net Balance at End of Year	$97,988	$97,622

Impairment of Long-Lived Assets

The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. For 2010, the Company performed its annual goodwill impairment test as of January 1, 2011 and determined that no impairment charge was required. For 2009, as a result of the losses experienced during the year, the Company performed goodwill impairment tests at April 4, 2009, July 4, 2009, October 3, 2009, and January 2, 2010 and no impairment charges were required. In 2008, the Company recorded a $40,333,000 pre-tax, non-cash impairment charge associated with its stock-preparation reporting unit as a result of its goodwill impairment test. During the fourth quarter of 2008, the Company experienced a significant decline in its stock price. As a result of the decline in the Company’s stock price, its market capitalization fell significantly below the recorded value of its consolidated net assets. The reduced market capitalization reflected, in part, the current economic climate, which led to weakness in demand for some of its products.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company completed its impairment test as of year-end 2008 testing goodwill for impairment using the two-step method (as prescribed under ASC 350, “Intangibles–Goodwill and Other,”) on a “reporting unit” basis. The Company’s reporting units are as follows: (1) stock-preparation (2) doctoring and water-management and (3) fluid-handling. In step 1, goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The fair values of the reporting units were determined utilizing a discounted cash flow methodology and considered such assumptions as weighted average cost of capital, revenue growth, profitability, capital expenditures, and working capital requirements. The determination of discounted cash flow is based on the Company’s long-range forecasts. The revenue growth rates included in the forecast are the Company’s best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty.

These forecasts reflected an anticipated decline in stock-preparation sales, especially in China, which the Company expected would occur over the next several years given the economic environment and its impact on paper producers. As a result, the stock-preparation reporting unit failed step 1. In step 2, the Company calculated the implied fair value of goodwill for the stock-preparation reporting unit by deducting the estimated fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit as determined in step 1. The Company then compared the implied fair value of goodwill as determined in step 2 to the carrying value of goodwill. The impairment test indicated that the carrying amounts of goodwill for the stock-preparation reporting unit within the Company’s papermaking systems segment exceeded its implied fair value, and as a result, the Company recorded a $40,333,000 non-cash impairment charge to write down the goodwill associated with this reporting unit. The goodwill impairment test indicated that the estimated fair value of goodwill and indefinite- lived intangible assets associated with its other reporting units (doctoring, water management and fluid-handling) exceeded their carrying value and, as a result, no adjustment to goodwill was required for these reporting units. As part of the impairment test, the Company compared the sum of the estimated fair values of its reporting units with its fully diluted common stock market capitalization as a basis for concluding as to the reasonableness of the estimated reporting units’ fair values. Goodwill by reporting unit is as follows:

(In thousands)	2010	2009
Stock-Preparation	$17,461	$14,731
Doctoring and Water-Management	23,354	23,812
Fluid-Handling	57,173	59,079

	$97,988	$97,622

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

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based payments to employees and directors based on the grant date estimate of fair value for those awards. The Company uses the grant date trading price of the Company’s common stock to determine the fair value for restricted stock units (RSUs) and the Black-Scholes option-pricing model to determine the fair value for stock option grants. For performance-based RSUs that vest annually, compensation expense is recognized ratably over each annual vesting tranche. Compensation expense associated with all other RSUs and stock options is recognized ratably over the vesting period. For RSUs that include a performance condition, compensation expense is recognized during the performance period based on the probable number of RSUs expected to vest. The compensation expense recognized is net of estimated forfeitures.

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

Recent Accounting Pronouncements

Intangibles–Goodwill and Other. In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-28, “Intangibles–Goodwill and Other,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt this standard in fiscal 2011 and does not expect it to have a material effect on its consolidated financial statements.

Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, which affects any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt the disclosure requirements of this standard at the beginning of fiscal 2011 for material business combinations made subsequent to that date.

Revenue Arrangements with Multiple Deliverables. In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” Its guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (fiscal 2011). The Company is currently evaluating the provisions of this guidance, but does not anticipate that it will have a material effect on its consolidated financial statements.

2.	Acquisitions

In 2010, the Company’s Papermaking Systems segment completed acquisitions of a Canadian-based supplier of pressure screen baskets and a related dewatering equipment product line, as well as a European supplier of fluid-handling systems. The aggregate purchase price for these acquisitions was $8,488,000. Approximately $7,658,000 of the purchase price, which included $4,450,000 of cash acquired, was paid at the closings in 2010. An additional $451,000 of the purchase price will be paid in 2011 and contingent consideration of $379,000 may be paid from 2011 to 2013 based on the sales of the acquired business’ products.

The Company also made final consideration payments totaling $2,592,000 in 2010 for acquisitions completed prior to 2010.

The Company’s acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to expectations of synergies of combining the businesses. For these acquisitions, the primary synergy will be the use of the Company’s existing commercial infrastructure to expand sales of the acquired businesses’ products.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

2.	Acquisitions (continued)

The acquisitions have been accounted for using the purchase method of accounting, and the results of the acquired businesses have been included in the accompanying financial statements from their dates of acquisition. Acquisition transaction costs of approximately $303,000 in 2010 were recorded in selling, general, and administrative expenses. Allocations of the purchase price for the acquisitions were based on estimates of the fair value of the net assets acquired. The purchase price allocations for the 2010 acquisitions include identifiable intangible assets acquired of $1,313,000, which are being amortized using the straight-line method over a weighted-average period of 8 years. The excess of the acquisitions’ purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $2,574,000, of which $740,000 is fully deductible for tax purposes. The allocation of the acquisitions’ purchase prices is finalized, except for certain income tax amounts, which are subject to change upon completion of the Company’s tax review.

Pro forma disclosures of the results of operations are not required, as the acquisitions are not considered material business combinations, individually or in the aggregate, as outlined in FASB ASC 805, “Business Combinations.”

3.	Employee Benefit Plans

Stock-Based Compensation Plans

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, restricted stock units, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 601,842 shares available for grant under stock-based compensation plans at year-end 2010.

The Company recognizes compensation cost for all stock-based payments to employees based on the grant date estimate of fair value for those awards. The total stock-based compensation expense was $2,754,000, $2,669,000, and $2,945,000 in 2010, 2009, and 2008, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

Restricted Stock Units

On March 3, 2010, the Company granted an aggregate of 20,000 RSUs to its non-employee directors with an aggregate fair value of $283,400, of which 17,500 shares vested and 2,500 shares were forfeited in 2010. On December 8, 2010, the Company granted 1,250 RSUs to a non-employee director with an aggregate fair value of $27,600, which vested at the end of fiscal 2010. The Company recognized compensation expense of $276,000, $157,000, and $488,000 in 2010, 2009 and 2008, respectively, associated with RSUs granted to its outside directors.

In 2010, the Company also granted to its non-employee directors an aggregate of 50,000 RSUs with an aggregate fair value of $787,400, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. In July 2010, 10,000 of these RSUs were forfeited and the remaining 40,000 RSUs will be forfeited if a change in control does not occur before the last day of the first quarter of 2015.

Performance-Based Restricted Stock Units

On March 3, 2010, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 59,000 shares (the target RSU amount), subject to

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

adjustment, with a grant date fair value of $14.17 per share. The RSUs were subject to adjustment based on the achievement of a specified earnings before interest, taxes, depreciation, and amortization (EBITDA) target generated from continuing operations for the 2010 fiscal year and resulted in an adjusted RSU amount of 88,501 shares deliverable upon vesting. Following adjustment, the RSUs are subject to additional time-based vesting, and vest in three equal annual installments on March 10, 2011, March 10, 2012 and March 10, 2013, provided that the officer is employed by the Company on the applicable vesting dates.

On March 3, 2009, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 92,500 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $8.47 per share. The RSUs were subject to adjustment based on the achievement of a specified EBITDA target generated from continuing operations for the 2009 fiscal year and resulted in an adjusted RSU amount of 55,610 shares deliverable upon vesting. Following adjustment, the RSUs are subject to additional time-based vesting and vest in their entirety on the last day of the Company’s 2011 fiscal year, provided the officer remains employed by the Company through the vesting date.

On March 3, 2008, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 93,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $25.07 per share. The RSUs were subject to adjustment based on the achievement of a specified EBITDA target generated from continuing operations for the 2008 fiscal year and resulted in an adjusted RSU amount of 47,430 shares deliverable upon vesting. Following adjustment, the RSUs were subject to additional time-based vesting, and vested in their entirety at the end of fiscal 2010.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company recognizes compensation expense associated with performance-based RSUs ratably over each vesting tranche based on the grant date fair value. Compensation expense of $1,327,000, $1,976,000 and $1,817,000 was recognized in 2010, 2009 and 2008, respectively, associated with performance-based RSUs. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $700,000 at year-end 2010, and will be recognized over a weighted average period of 1.6 years.

Time-Based Restricted Stock Units

On March 3, 2010, the Company granted 85,000 time-based RSUs to certain employees of the Company with a grant date fair value of $14.17 per share. The RSUs generally vest in three equal installments on March 10, 2011, March 10, 2012 and March 10, 2013. The Company also granted time-based RSUs in 2007 and 2008 to certain employees of the Company. In general, these RSUs vest in their entirety on the fourth anniversary of the grant date. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Compensation expense of $778,000, $443,000, and $496,000, respectively, was recognized in 2010, 2009, and 2008 associated with these time-based RSUs. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,111,000 at year-end 2010 and will be recognized over a weighted average period of 1.9 years.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

A summary of the activity of the Company’s unvested restricted stock units for 2010 is as follows:

Unvested Restricted Stock Units	Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested RSUs at January 2, 2010	212	$17.89
Granted	245	$14.53
Vested	(86)	$20.43
Forfeited / Expired	(59)	$9.56

Unvested RSUs at January 1, 2011	312	$16.77

Stock Options

Options granted from 2001 to 2010 have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Company generally issues its common stock out of treasury stock to satisfy option exercises.

On March 3, 2010, the Company granted stock options to purchase 140,000 shares of the Company’s common stock to certain officers of the Company. The stock options will vest in three equal annual installments on the first, second, and third anniversaries of the grant date, provided that the executive officer remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense ratably over the vesting period based on the grant date fair value. Compensation expense of $287,000 was recognized in 2010 associated with these stock options. Unrecognized compensation expense related to these stock options totaled approximately $748,000 at January 1, 2011 and will be recognized over a weighted-average period of 2.2 years.

For 2010, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming no expected dividends, with the following assumptions:

2010
Options Granted	140,000
Weighted-average Exercise Price	$14.17
Weighted-average Grant Date Fair Value	$7.39
Volatility	45%
Risk-Free Interest Rate	3.04%
Expected Life of Options	7.5 years

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

The Company did not grant stock options in 2009 and 2008.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

A summary of the Company’s stock option activity for 2010 is as follows:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Options Outstanding, Beginning of Year	21	$19.13
Granted	140	$14.17

Options Outstanding, End of Year	161	$14.82	1.2 years	$1,410

Vested and Unvested Expected to Vest, End of Year	161	$14.82	1.2 years	$1,410

Options Exercisable, End of Year	21	$19.13	1.7 years	$94

(a) The closing price per share on the last trading day prior to January 1, 2011 was $23.57.

There were no stock option exercises in 2010 and 2009. A summary of the Company’s stock option exercises in 2008 are as follows:

(In thousands)	2008
Total intrinsic value of options exercised	$1,534
Cash received from options exercised	2,894
Income tax benefits from options exercised	544

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2010, 2009, and 2008 plan years, the Company issued 25,466 shares, 30,509 shares, and 24,816 shares, respectively, of its common stock under this plan.

401(k) Savings and Other Defined Contribution Plans

The Company’s U.S. subsidiaries participate in the Kadant Inc. 401(k) Retirement Savings Plan sponsored by the Company. Contributions to the plan are made by both the employee and the Company and are immediately vested. Company contributions are based upon the level of employee contributions. Effective April 2009, 401(k) retirement savings plans previously sponsored by two of the Company’s U.S. subsidiaries were merged into this plan. Prior to April 2009, two of the Company’s U.S. subsidiaries sponsored separate 401(k) retirement savings plans. Contributions to these plans were made by both the employee and the Company and were immediately vested. Company contributions were based on the level of employee contributions.

Certain of the Company’s subsidiaries offer other retirement plans, the majority of which are defined contribution plans. Company contributions to these plans are based on formulas determined by the Company.

For these plans, the Company contributed and charged to expense approximately $2,174,000, $2,318,000, and $2,558,000 in 2010, 2009, and 2008, respectively.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

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

In accordance with ASC 715, “Compensation–Retirement Benefits,” (ASC 715), an employer is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The actuarial loss and prior service loss included in accumulated other comprehensive items and expected to be recognized in net periodic pension cost in 2011 are $309,000 and $2,000, respectively.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

The following table summarizes the change in benefit obligation; the change in plan assets; the funded status; and the amounts recognized in the balance sheet for the Company’s pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$24,447	$21,702	$4,261	$4,247
Service cost	820	820	100	147
Interest cost	1,294	1,322	218	252
Actuarial loss	1,065	1,814	373	420
Prior Service Cost	–	–	81	–
Benefits paid	(892)	(1,211)	(606)	(844)
Curtailment gain	–	–	(298)	–
Effect of currency translation	–	–	(154)	39

Benefit obligation at end of year	$26,734	$24,447	$3,975	$4,261

Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,430	$14,280	$–	$–
Actual return on plan assets	2,227	2,561	–	–
Employer contribution	2,200	4,800	606	844
Benefits paid	(892)	(1,211)	(606)	(844)

Fair value of plan assets at end of year	$23,965	$20,430	$–	$–

Unfunded status	$(2,769)	$(4,017)	$(3,975)	$(4,261)

Accumulated benefit obligation as of year-end	$22,254	$20,283	$1,190	$1,366

Amounts Recognized in the Balance Sheet Consist of:
Non-current liability	$(2,769)	$(4,017)	$(3,975)	$(4,261)

Amounts Recognized in Accumulated Other Comprehensive Items Before Tax Consist of:
Unrecognized net actuarial loss	$(8,030)	$(8,218)	$(441)	$(89)
Unrecognized prior service (cost) income	(384)	(439)	116	174

Total	$(8,414)	$(8,657)	$(325)	$85

Changes in Amounts Recognized in Accumulated Other Comprehensive Items Before Tax:
Current year unrecognized net actuarial loss	$(251)	$(550)	$(373)	$(420)
Current year prior service cost	–	–	(81)	–
Current year curtailment	–	–	82	(279)
Amortization of unrecognized prior service cost (income)	55	55	(58)	(454)
Amortization of unrecognized net actuarial loss	439	497	13	2
Effect of currency translation	–	–	7	8

Total	$243	$2	$(410)	$(1,143)

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.25%	5.75%	5.05%	5.44%
Rate of compensation increase	4.00%	4.00%	2.00%	2.00%

The projected benefit obligations and fair value of plan assets for the Company’s pension plans with projected benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets:
Projected benefit obligation	$26,734	$24,447	$1,574	$1,815
Fair value of plan assets	$23,965	$20,430	$–	$–

The accumulated benefit obligations and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:
Accumulated benefit obligation	$–	$–	$1,190	$1,366
Fair value of plan assets	$–	$–	$–	$–

	Pension Benefits			Other Benefits
(In thousands)	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost (Income):
Service cost	$820	$820	$806	$100	$147	$83
Interest cost	1,294	1,322	1,198	218	252	248
Expected return on plan assets	(1,412)	(1,297)	(1,464)	–	–	–
Recognized net actuarial loss	439	497	57	13	2	–
Amortization of prior service cost (income)	55	55	55	(58)	(454)	(795)

Net periodic benefit cost (income)	1,196	1,397	652	273	(53)	(464)
Curtailment gain	–	–	–	(219)	(279)	–

Net periodic benefit cost (income)	$1,196	$1,397	$652	$54	$(332)	$(464)

The weighted-average assumptions used to determine net periodic benefit cost (income) were as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.75%	6.25%	6.00%	5.52%	6.37%	5.89%
Expected long-term return on plan assets	7.00%	8.50%	8.50%	–	–	–
Rate of compensation increase	4.00%	4.00%	4.00%	2.00%	2.00%	2.00%

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

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

Assumed weighted-average healthcare cost trend rates as of year-end were as follows:

	2010	2009
Healthcare cost trend rate assumed for next year	8.00%	5.44%
Ultimate healthcare cost trend rate	8.00%	5.00%
Year assumed rate reaches ultimate rate	2010	2011

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components—(expense) income	$–	$–
Effect on post-retirement benefit obligation—(increase) decrease	$(1)	$1

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at year-end 2010 and 2009 by asset category are as follows:

	2010 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,258	$–	$–	$3,258
International Equity (a)	$815	$–	$–	$815
Fixed Income (b)	$12,814	$7,078	$–	$19,892

	2009 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
Money Market	$115	$–	$–	$115
Fixed Income (c)	$5,969	$–	$–	$5,969
U.S. Equity (a)	$3,371	$–	$–	$3,371
International Equity (a)	$822	$–	$–	$822
Fixed Income (b)	$–	$9,062	$–	$9,062
Real Estate (d)	$–	$1,091	$–	$1,091

(a)	Common stock index funds.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

(b)	Investments in commingled funds that invest in a diversified blend of investment and non-investment grade fixed income securities.
(c)	U.S. and government fixed income securities and investment and non-investment grade corporate securities.
(d)	Investment in a commingled fund that invests in a diversified portfolio of direct real estate investments.

Description of Fair Value Measurements

Level 1 – Quoted, active market prices for identical assets. Share prices of the funds, referred to as a fund’s Net Asset Value (NAV), are calculated daily based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds occur by contract at the respective fund’s redemption date NAV.

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

The primary objective for the noncontributory defined benefit retirement plan is to provide long-term capital appreciation through investment in equity and debt securities. The following target asset allocation has been established for the plan:

Asset Category	Minimum	Neutral	Maximum
Equity securities	10%	15%	20%
Debt securities	80%	85%	90%

Total		100%

All equity securities must be drawn from recognized securities exchanges. Debt securities must be weighted to reflect a portfolio average maturity of not more than ten years, with average benchmark duration of five years. The credit quality must equal or exceed high investment grade quality (“BAA” or better).

Cash Flows

Contributions

The Company expects to make cash contributions of $900,000 to its noncontributory defined benefit retirement plan in 2011. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2011.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2010.

(In thousands)	Pension Benefits	Other Benefits
2011	$3,696	$291
2012	1,528	427
2013	1,301	258
2014	1,045	327
2015	2,049	256
2016-2020	11,465	1,752

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

All eligible retirees of the Company’s Kadant Solutions division are currently participating in a post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, the monthly contribution to the plan was capped at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 8% in 2010, which is the ultimate rate.

All eligible retirees of the Company’s Kadant Johnson Inc. subsidiary are currently participating in a post-retirement welfare benefits plan. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions up to annual employee and plan stop loss limitations. This plan will be closed to employees who will not meet its retirement eligibility requirements on January 1, 2012. The medical healthcare cost trend rate no longer affects the amounts reported for the health care benefits in this plan.

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

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

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

At year-end 2010, the Company had reserved 1,219,349 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.	Income Taxes

The components of income (loss) from continuing operations before provision for income taxes are as follows:

(In thousands)	2010	2009	2008
Domestic	$6,484	$(7,353)	$(32,079)
Foreign	17,364	5,095	18,269

	$23,848	$(2,258)	$(13,810)

The components of the provision for income taxes from continuing operations are as follows:

(In thousands)	2010	2009	2008
Current Provision (Benefit):
Federal	$(630)	$1,320	$241
Foreign	3,976	1,337	3,855
State	603	143	319

	3,949	2,800	4,415

Deferred Provision (Benefit):
Federal	999	666	4,373
Foreign	107	387	(8)
State	143	(161)	(314)

	1,249	892	4,051

	$5,198	$3,692	$8,466

The provision (benefit) for income taxes included in the accompanying statement of operations is as follows:

(In thousands)	2010	2009	2008
Continuing Operations	$5,198	$3,692	$8,466
Discontinued Operation	(164)	(10)	(65)

	$5,034	$3,682	$8,401

The Company generally receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. There were no stock option exercises in 2010 and 2009. The current provision for income taxes does not reflect $544,000 of such benefits from the exercise of stock options that were allocated to capital in excess of par value in 2008. In addition, in 2010, 2009, and 2008, there was an additional tax provision (benefit) of $26,000, $33,000, and ($12,000), respectively, associated with restricted stock awards.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The provision for income taxes from continuing operations in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before provision for income taxes due to the following:

(In thousands)	2010	2009	2008
Provision (Benefit) for Income Taxes at Statutory Rate	$8,347	$(790)	$(4,833)
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	485	(57)	3
U.S. tax cost (benefit) of foreign earnings	1,108	7,848	(12)
Foreign tax rate differential	(2,039)	(1,531)	(2,117)
Unrecognized tax benefit reserves, net	(386)	913	1,064
Change in valuation allowance	(2,051)	(2,652)	14,514
Nondeductible expenses	426	474	283
Research and development tax credits	(266)	(545)	(419)
Other	(426)	32	(17)

	$5,198	$3,692	$8,466

The U.S. tax cost of foreign earnings in 2009 primarily includes a $22,274,000 provision related to foreign cash repatriation offset by a $14,630,000 benefit from foreign tax credits associated with the repatriation of foreign earnings.

Net deferred tax liability in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2010	2009
Deferred Tax Asset (Liability):
Foreign and alternative minimum tax credits	$8,774	$10,214
Reserves and accruals	5,377	6,583
Operating loss carryforwards	14,393	17,921
Inventory basis difference	2,403	2,225
Research and development	1,477	1,746
Employee compensation	1,739	860
Allowance for doubtful accounts	411	336
Other	36	61

Deferred Tax Asset, Gross	34,610	39,946
Less: Valuation Allowance	(25,884)	(29,282)

Deferred Tax Asset, Net	8,726	10,664

Goodwill and intangible assets	(11,537)	(9,713)
Fixed assets basis difference	(2,987)	(2,959)
Revenue recognition	(76)	(2,542)
Reserves and accruals	(446)	(474)
Other	(124)	(82)

Deferred Tax Liability	(15,170)	(15,770)

Net Deferred Tax Liability	$(6,444)	$(5,106)

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The deferred tax asset and liability are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance at year-end 2010 was $25,884,000, consisting of $11,375,000 in the U.S. and $14,509,000 in foreign jurisdictions. The decrease in the valuation allowance in 2010 of $3,398,000 related primarily to the use of domestic deferred tax assets. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2010, the Company was in a three-year cumulative income position in the U.S.; however, due to the uncertainty of profitability in future periods the Company has maintained its full valuation allowance in the U.S. Assuming, among other positive and negative factors, that the Company meets its estimates of 2011 forecasted earnings in the U.S., it may release a portion of its U.S. valuation allowance during 2011. The Company’s full valuation allowance in certain foreign jurisdictions was maintained as of year-end 2010 as a result of the foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability. Assuming, among other positive and negative factors, that certain of the Company’s foreign subsidiaries meet their estimates of 2011 forecasted earnings, these foreign jurisdictions would be in a three-year cumulative income position and a portion of the foreign valuation allowance may be released during 2011.

At year-end 2010, the Company had domestic state and foreign net operating loss carryforwards of $15,567,000 and $59,054,000, respectively, and U.S. foreign tax credit carryforwards of $7,615,000. The domestic state loss carryforwards will expire in the years 2011 through 2030. Their use is limited to future taxable earnings from the Company’s domestic subsidiaries. Of the foreign net operating loss carryforwards, $13,919,000 expire in the years 2012 through 2030, and the remainder do not expire. The U.S. foreign tax credits expire beginning in 2012.

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

The severe economic downturn that began at the end of 2008 and continued into 2009 negatively affected the Company’s quarterly EBITDA, which is a factor used in the financial covenants in its 2008 Credit Agreement. In the second quarter of 2009, the Company implemented a one-time cash repatriation plan to ensure that it would continue to remain in compliance with these financial covenants. Under this plan, the Company repatriated $35,612,000 of cash in 2009 from its foreign subsidiaries, which was used to repay a portion of the Company’s outstanding debt obligations in the U.S. and China. It is the Company’s intention to reinvest indefinitely the remaining earnings of its international subsidiaries in order to support the current and future capital needs of their operations. Through year-end 2010, the Company has not provided for U.S. income taxes on approximately $87,252,000 of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company were to remit the foreign earnings to the U.S., would be approximately $481,000.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The Company has two subsidiaries located in China that have a tax holiday, which reduces the income tax in that country. The tax holiday began in 2007 for each company and will expire in 2011. The Company realized a benefit of $492,000, or $.04 per diluted share, in 2010 from the tax holiday.

The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

As of year-end 2010, the Company had $6,134,000 of unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2010 and 2009 is as follows:

(In thousands)	2010	2009
Unrecognized tax benefits, beginning of year	$6,139	$5,116
Gross increases—tax positions in prior periods	35	9
Gross decreases—tax positions in prior periods	(185)	–
Gross increases—current-period tax positions	422	1,057
Settlements	(255)	(18)
Lapses of statutes of limitation	(217)	(25)
Currency translation	195	–

Unrecognized tax benefits, end of year	$6,134	$6,139

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $1,574,000 and $1,541,000 for the potential payment of interest and penalties at year-end 2010 and 2009, respectively. The interest and penalties reflected in the statement of operations in 2010 and 2009 were approximately $33,000 and $116,000, respectively.

The Company is currently under audit in the U.S. and certain non-U.S. taxing jurisdictions. It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may be reduced by up to $3,000,000 due to the re-evaluation of current uncertain tax positions as a result of the examinations or from the expiration of tax statutes.

As of year-end 2010, the Company was subject to U.S. Federal income tax examinations for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return and for the tax years 2007 through 2010, and to non-U.S. income tax examinations for the tax years 2003 through 2010. In addition, the Company was subject to state and local income tax examinations in the U.S. for the tax years 2006 through 2010.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

6.	Short- and Long-Term Obligations

Short- and long-term obligations at year-end 2010 and 2009 are as follows:

(In thousands)	2010	2009
Revolving Credit Facility	$15,000	$15,000
Variable Rate Term Loan, due from 2011 to 2016	7,750	8,250

Total Short- and Long-Term Obligations	22,750	23,250
Less: Short-Term Obligations and Current Maturities	(5,500)	(500)

Long-Term Obligations, less Current Maturities	$17,250	$22,750

The annual payment requirements for short- and long-term obligations are as follows:

(In thousands)
2011	$5,500
2012	500
2013	10,500
2014	500
2015	500
2016 and thereafter	5,250

The weighted average interest rate for short- and long-term obligations was 4.06% and 4.89% at year-end 2010 and 2009, respectively.

See Note 11 for the fair value information related to the Company’s long-term obligations.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon the Company’s total debt to EBITDA, as defined in the 2008 Credit Agreement, ratio. As of year-end 2010, the outstanding balance on the 2008 Credit Agreement was $15,000,000. On January 31, 2011, the Company paid principal of $5,000,000, which has been classified as a short-term obligation as of year-end 2010. The Company had $58,747,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement. The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

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

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

6.	Short- and Long-Term Obligations (continued)

The loans under the 2008 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of year-end 2010, the Company was in compliance with these covenants.

2006 Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 1% margin. Effective February 14, 2008, this margin was lowered to ..75%. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan, pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of year-end 2010, the remaining balance on the 2006 Commercial Real Estate Loan was $7,750,000.

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

Debt Issuance Costs

Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of year-end 2010, unamortized debt issuance costs were approximately $299,000.

7.	Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of operations includes expenses from operating leases of $1,919,000, $2,105,000, and $2,927,000 in 2010, 2009, and 2008, respectively. The future minimum payments due under noncancelable operating leases as of January 1, 2011 are $1,933,000 in 2011; $1,370,000 in 2012; $642,000 in 2013; $411,000 in 2014; $366,000 in 2015 and $273,000 thereafter. Total future minimum lease payments are $4,995,000.

Letters of Credit

Outstanding letters of credit issued on behalf of the Company as applicant, principally relating to performance obligations and customer deposit guarantees, totaled $11,567,000 at year-end 2010. Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

7.	Commitments and Contingencies (continued)

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

8.	Restructuring Costs and Other Income, Net

Other Income

In 2010, the Company sold real estate in the U.S. for cash proceeds of $2,583,000, resulting in a pre-tax gain of $1,033,000 and recognized a curtailment gain on a pension liability of $219,000 associated with the reduction of 25 employees in France.

2008 Restructuring Plan

The Company recorded total restructuring costs of $4,373,000 in 2008 and 2009 associated with its 2008 Restructuring Plan. These restructuring costs included facility-related costs of $314,000 and severance and associated costs of $4,059,000 related to the reduction of 329 employees in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on then current and projected order volumes, especially in its stock-preparation product line. The Company recorded additional restructuring costs of $142,000 in 2010 associated with its 2008 Restructuring Plan.

2009 Restructuring Plan

The Company recorded restructuring costs of $3,858,000 in 2009 associated with its 2009 Restructuring Plan, which consisted of severance and associated costs related to the reduction of 133 employees in Europe, China, the U.S., and Canada, all in its Papermaking Systems segment. These actions were taken to further adjust the Company’s cost structure and streamline its operations in response to the weak economic environment. The Company recorded additional restructuring costs of $105,000 in 2010 associated with its 2009 Restructuring Plan.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

8.	Restructuring Costs and Other Income, Net (continued)

A summary of the changes in accrued restructuring costs, of which $33,000 is included in other current liabilities and $400,000 is included in other long-term liabilities in the accompanying consolidated balance sheet, are as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
2008 Restructuring Plan
Balance at January 3, 2009	2,872	–	2,872
Provision	257	314	571
Usage	(1,798)	(314)	(2,112)
Currency translation	3	–	3

Balance at January 2, 2010	$1,334	$–	$1,334
Provision	71	71	142
Usage	(989)	(71)	(1,060)
Currency translation	17	–	17

Balance at January 1, 2011	$433	$–	$433

2009 Restructuring Plan
Provision	$3,846	$12	$3,858
Usage	(1,529)	(12)	(1,541)
Currency translation	(15)	–	(15)

Balance at January 2, 2010	$2,302	$–	$2,302
Provision	105	–	105
Usage	(2,233)	–	(2,233)
Currency translation	(174)	–	(174)

Balance at January 1, 2011	$–	$–	$–

The Company expects to pay the remaining accrued restructuring costs as follows: $33,000 in 2011 and $400,000 from 2012 to 2015.

9.	Discontinued Operation

In 2005, Composites LLC sold substantially all of its assets to a third party. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying consolidated financial statements.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

9.	Discontinued Operation (continued)

Operating results for the discontinued operation included in the accompanying consolidated statement of operations are as follows:

(In thousands)	2010	2009	2008
Operating Loss	$(66)	$(28)	$(28)
Income Tax Benefit	164	10	65

Income (Loss) from Discontinued Operation	$98	$(18)	$37

The major classes of assets and liabilities for the discontinued operation included in the accompanying consolidated balance sheet are as follows:

(In thousands)	2010	2009
Cash and Cash Equivalents	$1	$2
Other Accounts Receivable	255	322
Other Assets	145	172

Total Assets	401	496

Accrued Warranty Costs	2,142	2,142
Other Current Liabilities	255	285

Total Liabilities	2,397	2,427

Net Liabilities	$(1,996)	$(1,931)

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. As of January 1, 2011 and January 2, 2010, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before Composites LLC ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

10.	Derivatives

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the 3-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreased to $10,000,000 on December 31, 2010, and will decrease to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a 3-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from floating to fixed rates of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

10.	Derivatives (continued)

receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63%. The fair values for these instruments as of year-end 2010 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. The unrealized loss of $1,595,000 as of year-end 2010 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a loss of $34,000 and $699,000 in 2010 and 2009, respectively, and a gain of $896,000 in 2008 included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

10.	Derivatives (continued)

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the consolidated balance sheet:

		2010		2009
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount (b)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$131	$1,794	$207	$7,856
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(59)	$1,056	$–	$–
Interest rate swap agreements	Other Long-Term Liabilities	$(1,595)	$17,750	$(1,517)	$23,250

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(48)	$1,816	$(98)	$1,728

(a)	See Note 11 for the fair value measurements relating to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during 2010 and 2009.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended January 1, 2011:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 2, 2010	$1,212	$(138)	$1,074
(Loss) gain reclassified to earnings (a)	(710)	138	(572)
Loss (gain) recognized in OCI	788	(50)	738

Unrealized loss (gain), net of tax, at January 1, 2011	$1,290	$(50)	$1,240

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying consolidated statement of operations.

As of January 1, 2011, $552,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

11.	Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

11.	Fair Value Measurements and Fair Value of Financial Instruments (continued)

market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of January 1, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$23,129	$5,027	$–	$28,156
Forward currency-exchange contracts	$–	$131	$–	$131
Liabilities:
Forward currency-exchange contracts	$–	$107	$–	$107
Interest rate swap agreements	$–	$1,595	$–	$1,595

	Fair Value as of January 2, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$26,555	$389	$–	$26,944
Forward currency-exchange contracts	$–	$207	$–	$207
Liabilities:
Forward currency-exchange contracts	$–	$98	$–	$98
Interest rate swap agreements	$–	$1,517	$–	$1,517

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2010. The Company’s financial assets and liabilities carried at fair value comprise cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents include money market funds and bank deposits which are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying amount and fair value of the Company’s debt obligations are as follows:

	2010		2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt obligations	$17,250	$17,250	$22,750	$22,750

The carrying amounts of long-term debt obligations approximate fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

12.	Business Segment and Geographical Information

The Company has combined its operating entities into one reportable operating segment, Papermaking Systems, and a separate product line, Fiber-based Products. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

The Company’s Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment, doctoring systems and equipment, water-management systems, and fluid-handling systems and equipment for the pulp and paper industry worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. The Fiber-based Products business produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

12.	Business Segment and Geographical Information (continued)

(In thousands)	2010	2009	2008
Business Segment Information
Revenues:
Papermaking Systems	$261,188	$217,607	$321,747
Fiber-based Products	8,841	7,958	7,411

	$270,029	$225,565	$329,158

Revenues by Product Line:
Papermaking Systems:
Stock-Preparation	$95,542	$85,731	$128,254
Fluid-Handling	83,302	63,930	98,675
Doctoring	51,290	45,895	60,715
Water-Management	28,570	20,273	31,687
Other	2,484	1,778	2,416

Papermaking Systems	$261,188	$217,607	$321,747
Fiber-based Products	8,841	7,958	7,411

	$270,029	$225,565	$329,158

Income (Loss) from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems (a)(b)	$37,281	$10,203	$1,341
Corporate and Fiber-based Products	(12,332)	(10,677)	(14,348)

Total operating income (loss)	24,949	(474)	(13,007)
Interest expense, net	(1,101)	(1,784)	(803)

	$23,848	$(2,258)	$(13,810)

Total Assets:
Papermaking Systems	$314,929	$293,434	$342,785
Corporate and Fiber-based Products (c)	21,442	13,726	13,608

Total Assets from Continuing Operations	336,371	307,160	356,393
Total Assets from Discontinued Operation	401	496	524

	$336,772	$307,656	$356,917

Depreciation and Amortization:
Papermaking Systems	$6,750	$6,984	$7,037
Corporate and Fiber-based Products	478	464	493

	$7,228	$7,448	$7,530

Capital Expenditures:
Papermaking Systems	$3,022	$2,529	$5,606
Corporate and Fiber-based Products	386	275	592

	$3,408	$2,804	$6,198

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

12.	Business Segment and Geographical Information (continued)

(In thousands)	2010	2009	2008
Geographical Information
Revenues (d) (e):
United States	$120,696	$97,368	$136,042
France	45,541	53,519	64,436
China	37,087	22,361	46,466
Other	66,705	52,317	82,214

	$270,029	$225,565	$329,158

Long-lived Assets (f):
United States	$14,890	$15,787	$18,546
China	12,220	12,711	13,585
Other	9,801	9,917	9,507

	$36,911	$38,415	$41,638

Export Revenues Included in United States Revenues Above (g)(e)	$9,881	$5,776	$7,941

(a)	Includes a goodwill impairment charge of $40.3 million in 2008 (see Note 1).
(b)	Includes restructuring costs and other income, net, of ($1.0) million, $4.4 million, and $2.0 million in 2010, 2009, and 2008, respectively (see Note 8).
(c)	Primarily includes cash and cash equivalents and property, plant, and equipment.
(d)	Revenues are attributed to countries based on selling location.
(e)	Prior-period amounts have been reclassified to conform to the 2010 presentation.
(f)	Represents property, plant, and equipment, net.
(g)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

13.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands, except per share amounts)	2010	2009	2008
Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$18,409	$(5,906)	$(22,595)
Income (Loss) from Discontinued Operation	98	(18)	37

Net Income (Loss)	$18,507	$(5,924)	$(22,558)

Basic Weighted Average Shares	12,339	12,331	13,527
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	127	–	–

Diluted Weighted Average Shares	12,466	12,331	13,527

Basic Earnings (Loss) per Share:
Continuing Operations	$1.49	$(.48)	$(1.67)
Discontinued Operation	.01	–	–

Net Income (Loss) per Basic Share	$1.50	$(.48)	$(1.67)

Diluted Earnings (Loss) per Share:
Continuing Operations	$1.48	$(.48)	$(1.67)
Discontinued Operation	–	–	–

Net Income (Loss) per Diluted Share	$1.48	$(.48)	$(1.67)

Options to purchase 99,300 shares, 44,000 shares, and 60,300 shares of common stock were not included in the computation of diluted earnings (loss) per share for 2010, 2009, and 2008, respectively, because the options’ exercise prices were greater than the average market price for the common stock and the effect would have been antidilutive. In addition, the dilutive effect of restricted stock units totaling 56,200 shares and 104,400 shares of common stock was not included in the computation of diluted loss per share in 2009 and 2008, respectively, as the effect would have been antidilutive.

14.	Accumulated Other Comprehensive Items

Comprehensive income combines net income (loss) and other comprehensive items, which represent certain amounts that are reported as components of shareholders’ investment in the accompanying consolidated balance sheet, including foreign currency translation adjustments, deferred losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred losses on hedging instruments.

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2010	2009
Foreign Currency Translation Adjustments	$5,638	$8,902
Unrecognized Prior Service Cost	(235)	(179)
Deferred Loss on Pension and Other Post-Retirement Plans	(7,749)	(7,397)
Deferred Loss on Hedging Instruments	(1,240)	(1,074)

	$(3,586)	$252

Kadant Inc.	2010 Financial Statements

Notes to Consolidated Financial Statements

15.	Unaudited Quarterly Information

2010 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$61,121	$69,136	$66,516	$73,256

Gross Profit	26,875	31,168	29,302	31,080

Amounts Attributable to Kadant:
Income from Continuing Operations (a)	3,615	5,225	4,502	5,067
(Loss) Income from Discontinued Operation	(4)	(5)	(5)	112

Net Income	$3,611	$5,220	$4,497	$5,179

Basic Earnings per Share:
Continuing Operations	$.29	$.42	$.36	$.42

Net Income	$.29	$.42	$.36	$.42

Diluted Earnings per Share:
Continuing Operations	$.29	$.42	$.36	$.41

Net Income	$.29	$.42	$.36	$.42

2009 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$64,957	$50,132	$53,716	$56,760

Gross Profit	24,640	20,784	21,940	23,442

Amounts Attributable to Kadant:
Loss from Continuing Operations (b)	(2,887)	(1,188)	(114)	(1,717)
Loss from Discontinued Operation	(4)	(5)	(5)	(4)

Net Loss	$(2,891)	$(1,193)	$(119)	$(1,721)

Basic and Diluted Loss per Share:
Continuing Operations	$(.23)	$(.10)	$(.01)	$(.14)

Net Loss	$(.23)	$(.10)	$(.01)	$(.14)

(a)	Includes a $0.3 million and $0.7 million pre-tax gain on sales of real estate in the first and third quarters of 2010, respectively.
(b)	Includes $0.8 million, $1.0 million, $0.5 million, and $2.1 million pre-tax restructuring costs in the first, second, third, and fourth quarters of 2009, respectively.

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended January 1, 2011	$2,493	$455	$111	$(835)	$(39)	$2,185
Year Ended January 2, 2010	$2,985	$305	$334	$(1,225)	$94	$2,493
Year Ended January 3, 2009	$2,639	$1,252	$8	$(830)	$(84)	$2,985

Description	Balance at Beginning of Year	Provision Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (b)
Year Ended January 1, 2011	$3,636	$247	$(3,293)	$(157)	$433
Year Ended January 2, 2010	$2,872	$4,429	$(3,653)	$(12)	$3,636
Year Ended January 3, 2009	$308	$3,697	$(1,074)	$(59)	$2,872

(a)	Primarily includes the effect of foreign currency translation.
(b)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.