Form 10-Q
period 2011-04-02
KADANT INC
filed 2011-05-11
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011

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
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $.01 par value	12,304,045

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	April 2,	January 1,
(In thousands)	2011	2011

Current Assets:
Cash and cash equivalents	$54,963	$61,805
Restricted cash (Note 2)	2,272	–
Accounts receivable, less allowances of $2,229 and $2,185	52,261	49,897
Inventories (Note 6)	51,517	41,628
Other current assets	13,105	9,876
Assets of discontinued operation	394	401
Total Current Assets	174,512	163,607

Property, Plant, and Equipment, at Cost	102,517	99,346
Less: accumulated depreciation and amortization	65,048	62,435
	37,469	36,911

Other Assets (including $415 of restricted cash at April 2, 2011; Note 2)	36,919	38,266

Goodwill	100,608	97,988

Total Assets	$349,508	$336,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	April 2,	January 1,
(In thousands, except share amounts)	2011	2011

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$500	$5,500
Accounts payable	26,054	23,756
Accrued payroll and employee benefits	11,795	15,739
Customer deposits	27,114	19,269
Other current liabilities	18,121	17,940
Liabilities of discontinued operation	2,397	2,397
Total Current Liabilities	85,981	84,601

Other Long-Term Liabilities	27,228	27,620

Long-Term Obligations (Note 8)	17,125	17,250

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	92,441	92,935
Retained earnings	170,922	165,131
Treasury stock at cost, 2,320,114 and 2,369,422 shares	(47,771)	(48,786)
Accumulated other comprehensive items (Note 4)	1,802	(3,586)
Total Kadant Shareholders’ Investment	217,540	205,840
Noncontrolling interest	1,634	1,461
Total Shareholders’ Investment	219,174	207,301

Total Liabilities and Shareholders’ Investment	$349,508	$336,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share amounts)	2011	2010

Revenues	$71,680	$61,121

Costs and Operating Expenses:
Cost of revenues	37,587	34,246
Selling, general, and administrative expenses	24,473	21,124
Research and development expenses	1,312	1,372
Restructuring and other income, net (Note 10)	–	(302)
	63,372	56,440

Operating Income	8,308	4,681

Interest Income	99	38
Interest Expense	(257)	(358)

Income from Continuing Operations Before Provision for Income Taxes	8,150	4,361
Provision for Income Taxes (Note 7)	2,273	716

Income from Continuing Operations	5,877	3,645
Loss from Discontinued Operation (net of income tax benefit of $3 and $3)	(4)	(4)

Net Income	5,873	3,641

Net Income Attributable to Noncontrolling Interest	(82)	(30)

Net Income Attributable to Kadant	$5,791	$3,611

Amounts Attributable to Kadant:
Income from Continuing Operations	$5,795	$3,615
Loss from Discontinued Operation	(4)	(4)
Net Income Attributable to Kadant	$5,791	$3,611

Basic and Diluted Earnings per Share from Continuing Operations (Note 5)	$.47	$.29

Basic and Diluted Earnings per Share (Note 5)	$.47	$.29

Weighted Average Shares (Note 5):
Basic	12,267	12,411

Diluted	12,408	12,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2011	2010

Operating Activities:
Net income attributable to Kadant	$5,791	$3,611
Net income attributable to noncontrolling interest	82	30
Loss from discontinued operation	4	4
Income from continuing operations	5,877	3,645
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,865	1,658
Stock-based compensation expense	824	454
Provision for losses on accounts receivable	194	170
Gain on the sale of property, plant, and equipment	(5)	(314)
Other items, net	519	624
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,207)	(5,234)
Unbilled contract costs and fees	(622)	(1,356)
Inventories	(8,809)	(3,265)
Other current assets	(2,357)	(1,262)
Accounts payable	1,561	5,121
Other current liabilities	2,752	404
Contributions to pension plan	(225)	(1,200)
Net cash provided by (used in) continuing operations	367	(555)
Net cash provided by discontinued operation	3	3
Net cash provided by (used in) operating activities	370	(552)

Investing Activities:
Acquisition consideration (Note 3)	(412)	–
Purchases of property, plant, and equipment	(1,164)	(539)
Proceeds from sale of property, plant, and equipment	7	676
Other, net	31	–
Net cash (used in) provided by continuing operations for investing activities	(1,538)	137

Financing Activities:
Repayments of short- and long-term obligations	(5,125)	(125)
Increase in restricted cash (Note 2)	(2,687)	–
Proceeds from issuance of Company common stock	149	–
Other, net	5	1
Net cash used in continuing operations for financing activities	(7,658)	(124)

Exchange Rate Effect on Cash and Cash Equivalents	1,984	(1,493)

Decrease in Cash and Cash Equivalents	(6,842)	(2,032)
Cash and Cash Equivalents at Beginning of Period	61,805	45,675
Cash and Cash Equivalents at End of Period	$54,963	$43,643

Non-cash Financing Activities:
Issuance of Company common stock	$657	$298

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at April 2, 2011, and its results of operations and cash flows for the three-month periods ended April 2, 2011 and April 3, 2010. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of January 1, 2011, has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the Securities and Exchange Commission.

Certain prior-period amounts within operating activities in the statement of cash flows have been reclassified from other items, net, and shown separately within operating activities to conform to the 2011 presentation.

2.	Restricted Cash

As of April 2, 2011, the Company had $2,687,000 of restricted cash, including $2,272,000 in current assets and $415,000 in other assets. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. The restricted cash has been classified as either a current or long-term asset based on the length of time that the applicable bank guarantee will be outstanding. All of the bank guarantees will expire by September 30, 2012.

3.	Acquisitions

In 2010, the Company’s Papermaking Systems segment completed acquisitions of a Canadian-based supplier of pressure screen baskets and a related dewatering equipment product line, as well as a European supplier of fluid-handling systems. The Company made additional purchase price payments totaling $412,000 in the first quarter of 2011 related to these acquisitions.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.         Comprehensive Income (Loss)

 Comprehensive income (loss) attributable to Kadant combines net income, other comprehensive items, and comprehensive (income) loss attributable to noncontrolling interest. Other comprehensive items represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive income (loss) attributable to Kadant are as follows:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2011	2010

Net Income	$5,873	$3,641

Other Comprehensive Items:
Foreign Currency Translation Adjustment	6,150	(3,905)
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $44 and $42 in 2011 and 2010, respectively)	(877)	80
Deferred Gain (Loss) on Hedging Instruments (net of income tax of $7 and $155 in 2011 and 2010, respectively)	206	(341)
	5,479	(4,166)
Comprehensive Income (Loss)	11,352	(525)
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(173)	48
Comprehensive Income (Loss) Attributable to Kadant	$11,179	$(477)

5.         Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share amounts)	2011	2010

Amounts Attributable to Kadant:
Income from Continuing Operations	$5,795	$3,615
Loss from Discontinued Operation	(4)	(4)
Net Income	$5,791	$3,611

Basic Weighted Average Shares	12,267	12,411
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	141	81
Diluted Weighted Average Shares	12,408	12,492

Basic and Diluted Earnings per Share:
Continuing Operations	$.47	$.29
Discontinued Operation	–	–
Net Income	$.47	$.29

Options to purchase approximately 25,000 and 75,000 shares of common stock for the first quarters of 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock during the period and the effect of their inclusion would have been anti-dilutive.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.         Inventories

 The components of inventories are as follows:

	April 2,	January 1,
(In thousands)	2011	2011

Raw Materials and Supplies	$21,211	$16,718
Work in Process	12,772	8,584
Finished Goods	17,534	16,326
	$51,517	$41,628

7.         Income Taxes

 The provision for income taxes was $2,273,000 and $716,000 in the first quarters of 2011 and 2010, respectively, and represented 28% and 16% of pre-tax income. The effective tax rate of 28% in the first quarter of 2011 consisted of a 27% recurring tax rate and a 1% non-recurring tax expense associated with the Company’s foreign operations. The 27% recurring rate was lower than the Company’s statutory rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods. The effective tax rate of 16% in the first quarter of 2010 consisted of a 20% recurring tax rate, offset by a 4% non-recurring tax benefit associated with the Company’s foreign operations. The 20% recurring rate was lower than the Company’s statutory rate principally due to the expected utilization of foreign tax credits that had been fully reserved in prior periods.

 The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of January 1, 2011 was $25,884,000, consisting of $11,375,000 in the U.S. and $14,509,000 in foreign jurisdictions. Compliance with Accounting Standards Codification (ASC) 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of April 2, 2011, the Company was in a three-year cumulative income position in the U.S.; however, due to the uncertainty of profitability in future periods, the Company has maintained its full valuation allowance in the U.S. Assuming, among other positive and negative factors, that the Company meets its estimates of 2011 forecasted earnings in the U.S., it may release a portion of its U.S. valuation allowance during 2011. The Company’s full valuation allowance in certain foreign jurisdictions was maintained as of April 2, 2011 as a result of the foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability. Assuming, among other positive and negative factors, that certain of the Company’s foreign subsidiaries meet their estimates of 2011 forecasted earnings, these foreign jurisdictions would be in a three-year cumulative income position and a portion of the foreign valuation allowance may be released during 2011.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Long-Term Obligations

 Long-term obligations are as follows:

	April 2,	January 1,
(In thousands)	2011	2011

Revolving Credit Facility	$10,000	$15,000
Variable Rate Term Loan, due from 2011 to 2016	7,625	7,750
Total Short- and Long-Term Obligations	17,625	22,750
Less: Short-Term Obligations and Current Maturities	(500)	(5,500)
Long-Term Obligations, less Current Maturities	$17,125	$17,250

The weighted average interest rate for the Company’s long-term obligations was 4.90% as of April 2, 2011.

Revolving Credit Facility

            On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of April 2, 2011, the outstanding balance on the 2008 Credit Agreement was $10,000,000 and the Company had $64,050,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement. The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

Commercial Real Estate Loan

  On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. As of April 2, 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7,625,000. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan, pursuant to mortgage and security agreements dated May 4, 2006.

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.         Warranty Obligations (continued)

 The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Three Months Ended
(In thousands)	April 2, 2011

Balance at January 1, 2011	$3,778
Provision	556
Usage	(325)
Currency translation	150
Balance at April 2, 2011	$4,159

See Note 17 for warranty information related to the discontinued operation.

10.           Restructuring and Other Income, Net

 Restructuring and other income, net in the first quarter of 2010 consisted of net restructuring income of $17,000 from adjustments related to prior period restructurings and a pre-tax gain of $285,000 from the sale of real estate in the U.S.

2008 Restructuring Plan

The Company recorded total restructuring costs of $4,515,000 in prior periods associated with its 2008 Restructuring Plan. These restructuring costs included facility-related costs of $385,000 and severance and associated costs of $4,130,000 related to the reduction of 329 employees in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment, which accelerated in the fourth quarter of 2008, and its negative impact on then current and projected order volumes, especially in its stock-preparation product line.

 A summary of the changes in accrued restructuring costs is as follows:
(In thousands)	Severance Costs

2008 Restructuring Plan
Balance at January 1, 2011	$433
Payments	(43)
Currency translation	3
Balance at April 2, 2011	$393

The Company expects to pay the remaining accrued restructuring costs from 2011 to 2015.

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

	Three Months Ended
	April 2,	April 3,
(In thousands)	2011	2010

Revenues:
Papermaking Systems	$67,534	$57,469
Fiber-based Products	4,146	3,652
	$71,680	$61,121

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$10,697	$6,304
Corporate and Fiber-based Products (a)	(2,389)	(1,623)
Total Operating Income	8,308	4,681
Interest Expense, Net	(158)	(320)
	$8,150	$4,361

Capital Expenditures:
Papermaking Systems	$1,164	$526
Corporate and Fiber-based Products	–	13
	$1,164	$539

 (a)         Corporate primarily includes general and administrative expenses.

12.               Stock-Based Compensation

Stock Options

         On March 9, 2011, the Company granted stock options to purchase 81,637 shares of the Company’s common stock to certain officers of the Company. The stock options will vest in three equal annual installments beginning on March 9, 2012, provided that the executive officer remains employed by the Company on the applicable vesting dates. In addition, in 2010, the Company granted stock options to purchase 140,000 shares of the Company’s common stock to certain officers of the Company. The Company is recognizing compensation expense associated with these stock options ratably over the vesting period based on the grant date fair value. Compensation expense of $109,000 and $29,000 associated with these stock options was recognized in the first quarters of 2011 and 2010, respectively. Unrecognized compensation expense related to these stock options totaled approximately $1,688,000 at April 2, 2011, and will be recognized over a weighted average period of 2.5 years.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Stock-Based Compensation (continued)

  A summary of the Company’s stock option activity for the first quarter of 2011 is as follows:
	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Options Outstanding at January 1, 2011	161	$14.82
Granted	82	$24.90
Exercised	(8)	$20.01
Options Outstanding at April 2, 2011	235	$18.15	8.9 years

Restricted Stock Units

On March 10, 2011, the Company granted an aggregate of 25,000 restricted stock units (RSUs) to its non-employee directors with an aggregate fair value of $613,800, which will vest at a rate of 6,250 shares per quarter on the last day of each quarter in 2011, provided that the recipient is serving as a director on the applicable vesting date.

In the first quarter of 2011, the Company also granted to one of its non-employee directors 10,000 RSUs with an aggregate fair value of $245,500. The Company also granted to its non-employee directors an aggregate of 40,000 RSUs in prior periods. These RSUs will only vest and compensation expense related to these RSUs will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 50,000 RSUs will be forfeited if a change in control does not occur before the last day of the first quarter of 2015.

Performance-Based Restricted Stock Units

On March 9, 2011, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 56,698 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $24.90 per share. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2011 fiscal year, which is the target adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined and adjusted in accordance with the RSU agreement, generated from continuing operations. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 115% of the target adjusted EBITDA results in an adjustment of 50% to 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2011 fiscal year, all RSUs will be forfeited. In the first quarter of 2011, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 150% of the target RSU amount. Following the adjustment, the RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10, 2012, March 10, 2013 and March 10, 2014, provided that the officer is employed by the Company on the applicable vesting dates. The Company also granted performance-based RSUs to certain officers of the Company in prior periods.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company recognizes compensation expense associated with performance-based RSUs ratably over each vesting tranche based on the grant date fair value. Compensation expense of $267,000 and $176,000 associated with performance-based RSU's was recognized in the first quarters of 2011 and 2010, respectively. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $2,551,000 at April 2, 2011, and will be recognized over a weighted average period of 1.8 years.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Stock-Based Compensation (continued)

Time-Based Restricted Stock Units

   On March 9, 2011, the Company granted 60,988 time-based RSUs to certain employees of the Company with a grant date fair value of $24.90 per share. The RSUs generally vest in three equal installments on March 10, 2012, March 10, 2013 and March 10, 2014. The Company also granted time-based RSUs in prior periods to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Compensation expense of $247,000 and $144,000 associated with these time-based RSUs was recognized in the first quarters of 2011 and 2010, respectively. Unrecognized compensation expense related to the time-based RSUs totaled approximately $2,376,000 at April 2, 2011, and will be recognized over a weighted average period of 2.5 years.

   A summary of the changes in the Company’s unvested RSUs for the first quarter of 2011 is as follows:
	Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested RSUs at January 1, 2011	312	$16.77
Granted (based on the target RSU amount)	153	$24.82
Vested	(60)	$15.24
Forfeited	(9)	$8.81
Unvested RSUs at April 2, 2011	396	$20.28

13.         Employee Benefit Plans

  The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees at its Kadant Solutions division and the corporate office. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. The Company also has a post-retirement welfare benefits plan for the benefit of eligible employees at its Kadant Solutions division (included in the table below in “Other Benefits”). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the employer’s contributions.

  In March 2011, the Company approved a Restoration Plan (included in the table below in “Other Benefits”) for the benefit of certain executive officers who are also participants of the noncontributory defined benefit retirement plan. This plan provides a benefit equal to the benefits lost under the noncontributory defined benefit retirement plan as a consequence of applicable Internal Revenue Service limits on the levels of contributions and benefits.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.         Employee Benefit Plans (continued)

  The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	April 2, 2011		April 3, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$227	$38	$229	$32
Interest cost	327	52	328	55
Expected return on plan assets	(353)	–	(371)	–
Recognized net actuarial loss	112	7	107	3
Amortization of prior service cost (income)	14	(7)	14	(15)
Net periodic benefit cost	$327	$90	$307	$75

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	5.25%	5.00%	5.75%	5.25%
Expected long-term return on plan assets	6.25%	–	7.00%	–
Rate of compensation increase	4.00%	2.90%	4.00%	2.00%

  The Company made cash contributions of $225,000 to its Kadant Solutions division’s noncontributory defined benefit retirement plan in the first quarter of 2011 and expects to make cash contributions of $675,000 over the remainder of 2011. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2011.

14.         Derivatives

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

     ASC 815, “Derivatives and Hedging,” requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the condensed consolidated statement of income.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.         Derivatives (continued)

Interest Rate Swaps

  The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreased to $10,000,000 on December 31, 2010 and will decrease to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63%. The fair values for these instruments as of April 2, 2011 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

  The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of April 2, 2011, the Company was in compliance with these covenants. The unrealized loss of $1,404,000 as of April 2, 2011 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

  Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized losses of $3,000 and $9,000 in the first quarters of 2011 and 2010, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.         Derivatives (continued)

  The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		April 2, 2011		January 1, 2011
	Balance Sheet	Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$114	$2,164	$131	$1,794
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$–	$–	$(59)	$1,056
Interest rate swap agreements	Other Long-Term Liabilities	$(1,404)	$17,625	$(1,595)	$17,750

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(3)	$518	$(48)	$1,816

(a)	See Note 15 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during the first quarter of 2011.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended April 2, 2011:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 1, 2011	$1,290	$(50)	$1,240
(Loss) Gain Reclassified to Earnings (a)	(139)	30	(109)
Gain Recognized in OCI	(52)	(45)	(97)
Unrealized loss (gain), net of tax, at April 2, 2011	$1,099	$(65)	$1,034

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of income.

  As of April 2, 2011, $436,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

15.         Fair Value Measurements

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.         Fair Value Measurements (continued)

  The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of April 2, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$24,413	$–	$–	$24,413
Forward currency-exchange contracts	$–	$114	$–	$114

Liabilities:
Forward currency-exchange contracts	$–	$3	$–	$3
Interest rate swap agreements	$–	$1,404	$–	$1,404

	Fair Value as of January 1, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$28,156	$–	$–	$28,156
Forward currency-exchange contracts	$–	$131	$–	$131

Liabilities:
Forward currency-exchange contracts	$–	$107	$–	$107
Interest rate swap agreements	$–	$1,595	$–	$1,595

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2011. The Company’s financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents are comprised of money market funds and time deposits that are highly liquid and easily tradable. These investments are fair valued using inputs observable in active markets. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company’s debt obligations are as follows:

	April 2, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$17,125	$17,125	$17,250	$17,250

The carrying value of long-term debt obligations approximates fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

16.         Recent Accounting Pronouncements

   Intangibles – Goodwill and Other. In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-28, “Intangibles—Goodwill and Other,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.         Recent Accounting Pronouncements (continued)

examples, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption of this standard in fiscal 2011 did not have an effect on its consolidated financial statements.

    Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the FASB issued ASU 2010- 29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations,” which affects any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements of this standard, which will be applicable for all future material business combinations, in fiscal 2011.

     Revenue Arrangements with Multiple Deliverables. In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this standard in fiscal 2011 did not have a material effect on its consolidated financial statements.

17.         Discontinued Operation

   In 2005, the Company’s Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to a third party. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations associated with products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

     Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. As of April 2, 2011, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

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

Papermaking Systems Segment

    Our Papermaking Systems segment consists of the following product lines: stock-preparation, fluid-handling, doctoring, and water-management.

-
Stock-preparation: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining recycled and virgin fibers for preparation for entry into the paper machine;

-
Fluid-handling: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food;

-
Doctoring: doctoring systems and related consumables that continuously clean rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; and profiling systems that control moisture, web curl, and gloss during paper converting; and

-	Water-management: systems and equipment used to continuously clean paper machine fabrics, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse.

KADANT INC.

Overview (continued)

Fiber-based Products

         We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Discontinued Operation

In 2005, our Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to a third party. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements. Composites LLC’s inability to pay or process warranty claims has exposed us to greater risks associated with litigation. For more information regarding litigation arising from these claims, see Part II, Item 1A, “Risk Factors.”

International Sales

During both the first quarters of 2011 and 2010, approximately 56% of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2010 that warrant disclosure.

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, mill operating rates remained high in the first quarter of 2011 as a result of relatively strong demand and low inventory levels across most paper grades. Revenues in our Papermaking Systems segment in North America increased $5.4 million, or 18%, in the first quarter of 2011 compared to the prior year period. In general, we believe that improvement in mill operating rates leads to increased demand for our parts and consumables products. In 2010, our parts and consumables business in North America improved and has continued to improve into the first quarter of 2011. In Europe, our revenues increased slightly compared to the prior year period as demand continued to be weak compared to the other regions in which we operate. In China, pulp and paper demand has weakened compared to the fourth quarter of 2010, but the outlook remains strong as significant capacity additions are scheduled to come online over the next several years. Revenues in China increased $3.4 million, or 64%, in the first quarter of 2011 compared to the prior year period. Bookings in China were $16.3 million in the first quarter of 2011 and increased 146% from the first quarter of 2010. We continue to expand our manufacturing capacity and increase our workforce in China to meet the demand resulting from the strong

KADANT INC.

Overview (continued)

bookings activity in the fourth quarter of 2010 and first quarter of 2011. We are anticipating significant revenues from China in 2011, although the timing of this revenue is dependent on customer-requested delivery dates and the receipt of progress payments.

We continuously consider initiatives to improve our operating results and are currently concentrating our efforts on the following initiatives: focusing on higher-growth emerging markets, further penetrating existing markets where we see opportunity, growing our market share in low-share regions, increasing our parts and consumables sales, and leveraging our low-cost manufacturing operations in locations such as China and Mexico. We also continue to focus our efforts on managing our operating costs and working capital.

For the second quarter of 2011, we expect to report diluted earnings per share of $.54 to $.56 from continuing operations, on revenues of $78 to $80 million. For the full year 2011, we expect to report diluted earnings per share of $2.15 to $2.25 from continuing operations, revised from our previous guidance of $1.65 to $1.75, on revenues of $315 to $325 million, revised from our previous guidance of $300 to $310 million.

Results of Operations

First Quarter 2011 Compared With First Quarter 2010

  The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2011 and 2010. The results of operations for the fiscal quarter ended April 2, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	April 2,	April 3,
	2011	2010

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	52	56
Selling, general, and administrative expenses	34	34
Research and development expenses	2	2
Restructuring and other income, net	–	–
	88	92

Operating Income	12	8

Interest Income	–	–
Interest Expense	(1)	(1)

Income from Continuing Operations Before Provision for Income Taxes	11	7
Provision for Income Taxes	(3)	(1)

Income from Continuing Operations	8%	6%

KADANT INC.

Results of Operations (continued)

Revenues

Revenues for the first quarters of 2011 and 2010 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Three Months Ended
	April 2,	April 3,
(In thousands)	2011	2010

Revenues:
Papermaking Systems	$67,534	$57,469
Fiber-based Products	4,146	3,652
	$71,680	$61,121

Papermaking Systems Segment. Revenues increased $10.0 million, or 18%, to $67.5 million in the first quarter of 2011 from $57.5 million in the first quarter of 2010, including a $1.0 million increase from the favorable effects of currency translation. Revenues in all of our product lines increased, including $5.5 million, or 31%, from stock-preparation and $2.5 million, or 13%, from fluid-handling. We believe these increases were driven by higher mill operating rates, particularly in the U.S., compared to the first quarter of 2010, which contributed to a rise in spending by our customers on both capital and aftermarket products. Revenues for our parts and consumables products increased $6.6 million, or 18%, as operating rates recovered to more traditional levels and customers increased maintenance expenditures, which we believe they had been deferring. Based on reports from our field sales teams, customers also increased their spending on large capital equipment. As a result, revenues for our capital products increased $3.4 million, or 17%, in the first quarter of 2011 compared to the prior year period.

Fiber-based Products. Revenues increased $0.5 million, or 14%, to $4.2 million in the first quarter of 2011 from $3.7 million in the first quarter of 2010 primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2011 and 2010, and the changes in revenues by product line between the first quarters of 2011 and 2010 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first quarter of 2011 revenues in local currency into U.S. dollars at the first quarter of 2010 exchange rates, and then comparing this result to the actual revenues in the first quarter of 2010. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase Excluding Effect of
(In millions)	April 2, 2011	April 3, 2010	Increase	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$23.3	$17.8	$5.5	$5.3
Fluid-Handling	22.6	20.1	2.5	2.1
Doctoring	14.1	12.5	1.6	1.4
Water-Management	6.8	6.5	0.3	0.2
Other	0.7	0.6	0.1	–
	$67.5	$57.5	$10.0	$9.0

Revenues in our stock-preparation product line in the first quarter of 2011 increased $5.5 million, or 31%, compared to the first quarter of 2010, due to higher demand for our parts and consumables products in North America and China. In our fluid-

KADANT INC.

Results of Operations (continued)

handling product line, revenues in the first quarter of 2011 increased $2.1 million, or 10%, excluding a $0.4 million increase from the favorable effect of currency translation, compared to the prior year period primarily due to higher demand for our parts and consumables products in Europe and our capital products in North America. Revenues from our doctoring product line increased $1.6 million, or 13%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to an increase in demand for our products in North America and, to a lesser extent, Europe and China.

Revenues in the first quarter of 2011 increased in all of our geographic regions compared to the first quarter of 2010, primarily driven by increases in North America and China. In North America, our business benefited from continued high mill operating rates and increased capital spending as customers focused on energy-saving and fiber-recovery projects. As a result, our revenues increased $5.4 million, or 18%, in this region. In China, we saw a significant increase in the number of large capital orders due to continued economic growth in the region. Our revenues in China increased $3.4 million, or 64%, in the first quarter of 2011 compared to the prior year quarter primarily due to increased demand for our capital equipment and, to a lesser extent, parts and consumables products.

Gross Profit Margin

             Gross profit margins for the first quarters of 2011 and 2010 are as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010

Gross Profit Margin:
Papermaking Systems	47.4%	43.5%
Fiber-based Products	50.8	50.7
	47.6%	44.0%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 47.4% in the first quarter of 2011 from 43.5% in the first quarter of 2010. This increase resulted from higher gross profit margins in all our product lines primarily due to improved pricing in certain of our markets and improved efficiencies at certain of our manufacturing facilities. We expect that the gross profit margins in this segment may decrease for the remainder of 2011 as the percentage of lower-margin capital sales increases compared to the first quarter of 2011.

Fiber-based Products. The gross profit margin in our Fiber-based Products business was 50.8% and 50.7% in the first quarters of 2011 and 2010, respectively.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 34% in both the first quarters of 2011 and 2010. Selling, general, and administrative expenses increased $3.4 million, or 16%, to $24.5 million in the first quarter of 2011 from $21.1 million in the first quarter of 2010. This increase includes a $1.2 million increase in incentive, travel, and commission expenses much of which was due to improved operating performance in the first quarter of 2011 compared to the prior year period and a $0.3 million increase from the unfavorable effect of foreign currency translation.

Total stock-based compensation expense was $0.8 million and $0.5 million in the first quarters of 2011 and 2010, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. As of April 2, 2011, unrecognized compensation cost related to stock-based compensation was approximately $7.1 million, which will be recognized over a weighted average period of 2.2 years.

Research and development expenses decreased $0.1 million to $1.3 million in the first quarter of 2011 compared to $1.4 million in the first quarter of 2010 and represented 2% of revenues in both periods.

Restructuring and Other Income, Net

 We recorded a gain of $0.3 million in the first quarter of 2010 associated with the sale of real estate in the U.S.

KADANT INC.

Results of Operations (continued)

Interest Expense

           Interest expense decreased $0.1 million, or 28%, to $0.3 million in the first quarter of 2011 from $0.4 million in the first quarter of 2010 due to both lower average interest rates and outstanding borrowings in the first quarter of 2011 compared to the prior year period.

Provision for Income Taxes

Our provision for income taxes was $2.3 million and $0.7 million in the first quarters of 2011 and 2010, respectively, and represented 28% and 16% of pre-tax income. The effective tax rate of 28% in the first quarter of 2011 consisted of our 27% recurring tax rate and a 1% non-recurring tax expense associated with our foreign operations. The 27% recurring rate was lower than the our statutory rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods. The effective tax rate of 16% in the first quarter of 2010 consisted of our 20% recurring tax rate, offset by a 4% non-recurring tax benefit associated with our foreign operations. The 20% recurring rate was lower than our statutory rate principally due to the expected utilization of foreign tax credits that had been fully reserved in prior periods. We expect our effective tax rate to be approximately 26% in each of the remaining quarters of 2011 due to the anticipated profitability in the U.S. and certain foreign tax jurisdictions. This does not include any assumptions related to the potential reversal of our tax valuation allowance.

We have established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of January 1, 2011 was $25.9 million, consisting of $11.4 million in the U.S. and $14.5 million in foreign jurisdictions. Compliance with Accounting Standards Codification 740 requires us to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of April 2, 2011, we were in a three-year cumulative income position in the U.S.; however, due to the uncertainty of profitability in future periods, we have maintained our full valuation allowance in the U.S. Assuming, among other positive and negative factors, that we meet our estimates of 2011 forecasted earnings in the U.S., we may release a portion of our U.S. valuation allowance during 2011. Our full valuation allowance in certain foreign jurisdictions was maintained as of April 2, 2011 as a result of the foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability. Assuming, among other positive and negative factors, that certain of our foreign subsidiaries meet their estimates of 2011 forecasted earnings, these foreign jurisdictions would be in a three-year cumulative income position and a portion of the foreign valuation allowance may be released during 2011.

Income from Continuing Operations

Income from continuing operations was $5.9 million in the first quarter of 2011 compared to $3.6 million in the first quarter of 2010. The increase in the 2011 period was primarily due to an increase in operating income of $3.6 million, offset in part by an increase in our effective tax rate (see Revenues, Gross Profit Margin, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $4 thousand in both the first quarters of 2011 and 2010.

Recent Accounting Pronouncements

Intangibles – Goodwill and Other. In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-28, “Intangibles—Goodwill and Other,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This

KADANT INC.

Results of Operations (continued)

guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard in fiscal 2011 did not have an effect on our consolidated financial statements.

         Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the FASB issued ASU 2010- 29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations,” which affects any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the disclosure requirements of this standard, which will be applicable for all future material business combinations, in fiscal 2011.

Revenue Arrangements with Multiple Deliverables. In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard in fiscal 2011 did not have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $88.5 million at April 2, 2011, compared with $79.0 million at January 1, 2011. Included in working capital are cash and cash equivalents of $55.0 million and restricted cash of $2.3 million at April 2, 2011, compared with cash and cash equivalents of $61.8 million at January 1, 2011. At April 2, 2011, $49.6 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2011

Our operating activities provided cash of $0.4 million in the first quarter of 2011. We used cash of $8.8 million to increase our inventories as we started manufacturing large stock-preparation systems scheduled for delivery later in the year. In addition, an increase in other current assets primarily due to prepayments to raw material suppliers in the first quarter of 2011 used cash of $2.4 million. Partially offsetting these uses of cash was an increase in other current liabilities associated primarily with the receipt of customer deposits, which provided cash of $2.8 million.

Our investing activities used cash of $1.5 million in the first quarter of 2011. We used cash of $1.2 million to purchase property, plant, and equipment and $0.4 million to pay additional consideration related to prior period acquisitions.

Our financing activities used cash of $7.7 million in the first quarter of 2011. We used cash of $5.1 million for principal payments on our debt obligations and designated $2.7 million of cash as restricted for use as collateral for bank guarantees. All of these bank guarantees are scheduled to expire by September 30, 2012.

First Quarter 2010

Our operating activities used cash of $0.6 million in the first quarter of 2010. An increase in accounts receivable used cash of $5.2 million in the first quarter of 2010 and an increase in accounts payable provided cash of $5.1 million. The increase in accounts receivable was primarily associated with increased sales in the first quarter of 2010 in our Papermaking Systems segment’s fluid-handling and water-management product lines as well as increased sales of Fiber-based Products. The increase in accounts payable was primarily due to increased raw material purchases in the first quarter of 2010 in our Papermaking Systems segment’s doctoring and stock-preparation product lines.

KADANT INC.

Liquidity and Capital Resources (continued)

Our investing activities provided cash of $0.1 million in the first quarter of 2010. We received cash of $0.6 million in the first quarter of 2010 from the sale of real estate and used cash of $0.5 million to purchase property, plant, and equipment.

Our financing activities used cash of $0.1 million in the first quarter of 2010 for a principal payment on our debt obligations.

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. In the first quarter of 2011, we made a principal payment of $5.0 million and as of April 2, 2011, the outstanding balance borrowed under the 2008 Credit Agreement was $10.0 million. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of April 2, 2011, we had $64.0 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

Our obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2008 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to such matters as the Employment Retirement Income Security Act , uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 2, 2011, we were in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of April 2, 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7.6 million.

Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the mortgage and security agreements, which includes customary events of
Default including, without limitation, payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Interest Rate Swap Agreements

To hedge the exposure to movements in the three-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreased to $10 million on December 31, 2010 and will decrease to $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap

KADANT INC.

Liquidity and Capital Resources (continued)

Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of April 2, 2011, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.4 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

          The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. The unrealized loss of $1.4 million as of April 2, 2011 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources

On October 27, 2010, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 5, 2010 through November 5, 2011. To date, we have not made any repurchases under this authorization.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through April 2, 2011, we have not provided for U.S. income taxes on approximately $94.9 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $0.5 million.

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. At April 2, 2011, the accrued warranty costs for Composites LLC were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $6 to $7 million during the remainder of 2011 for property, plant, and equipment. In addition, we expect to make cash contributions of $0.7 million to our Kadant Solutions division’s noncontributory defined benefit retirement plan during the remainder of 2011.

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

KADANT INC.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

  Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2010 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the SEC.

Item 4 – Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2011. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 2, 2011, our Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)         Changes in Internal Control Over Financial Reporting

   There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

          Not applicable.

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

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. Although global markets appear to be recovering from the extreme disruptions which began in 2008, uncertainty about continuing economic stability remains. Our business and performance was significantly affected by the global economic crisis and would be negatively affected by a return of economic uncertainty, either globally or regionally. Uncertainty about global and regional economic conditions negatively affected, and may in the future negatively affect, demand for our customers’ products and for our products, especially our capital equipment products. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Any renewed financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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
Paper producers have been, and may in the future be, negatively affected by higher operating costs. Paper companies curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. As paper companies consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity addition or expansion projects. It is difficult to accurately forecast our revenues and earnings per share during periods of economic uncertainty.

A significant portion of our international sales has, and may in the future, come from China and we operate several manufacturing facilities in China, which exposes us to political, economic, operational and other risks.

We have historically had significant revenues from China, operate significant manufacturing facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. As a result, we are exposed to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. For example, in February 2010, the Chinese premier announced plans to target slower economic growth in China in order to avoid inflation and to reduce dependency on exports. Such policies may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects.
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

KADANT INC.

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

We experienced a large increase in demand for our stock-preparation products in China during the past six months. We have implemented a program to meet this demand, which includes expanding our manufacturing capacity in China, hiring additional workers, and accelerating investment in capital equipment. In some cases, we may shift production to our other manufacturing plants outside of China. While we have made significant progress toward implementing our plans and continue to believe that we will meet all of our customer commitments, there can be no assurance that we will be successful, which could expose us to contractual penalties. In addition, a shift to higher-cost production facilities may reduce our gross profit margins on these products. Our business and reputation could be damaged by our inability to perform and our financial performance could suffer as a consequence.

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

During both the first quarters of 2011 and 2010, approximately 56% of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

KADANT INC.

Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets. In addition, our inability to repatriate funds could adversely affect our ability to service our debt obligations. Any of these factors could have a material adverse impact on our business and results of operations. Furthermore, while some risks can be hedged using derivatives or other financial instruments, or may be insurable, such attempts to mitigate these risks may be costly and not always successful.

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

We have undertaken various restructuring measures in response to changing market conditions in the countries in which we operate and in the pulp and paper industry in general, which have affected our business. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our results of operations. In addition, it is difficult to accurately forecast our financial performance in periods of economic uncertainty in a region or globally, and the efforts we have made or may make to align our cost structure may not be sufficient or able to keep pace with rapidly changing business conditions. Our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

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

KADANT INC.

transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $10 million outstanding under the 2008 Credit Agreement as of April 2, 2011 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of April 2, 2011, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.4 million as of April 2, 2011. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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
We were previously named as co-defendants, together with Composites LLC and two other defendants, in several state class action complaints and one federal class action complaint filed in 2008 and 2009, as disclosed in our prior SEC filings. These complaints sought to recover damages allegedly associated with the composite building products manufactured by Composites LLC between April 2002 and October 2003. This litigation has been dismissed, in the case of the federal class action, and voluntarily withdrawn without prejudice by the state plaintiffs. We continue to discuss with these plaintiffs potential alternative dispute resolution or other settlement of these matters. There can be no assurance that the parties will reach a resolution on terms satisfactory to the parties, or that these or other plaintiffs will not file new complaints against us or the other parties indemnified by Composites LLC. While we believe any such asserted or possible claims against us or other indemnified parties would be without merit, the cost of litigation and the outcome, including any settlement, could adversely affect our consolidated financial results.

An increase in the accrual for warranty costs of the discontinued operation adversely affects our consolidated financial results.

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale of the business in 2005. The accrued warranty costs of the discontinued operation as of April 2, 2011 represents the low end of the estimated range of warranty costs based on the level of claims received before Composites LLC ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on any judgments entered against it in litigation, which will adversely affect our consolidated results.

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

Stock markets in general and our common stock in particular experienced significant price and volume volatility during 2008 and 2009 and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer, particularly in Asia, to comply with an order’s contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	impact of new acquisition accounting, including the treatment of acquisition and restructuring costs as period costs,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

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

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May, 2011.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1*	Restoration Plan of the Registrant.

10.2*	Amended and Restated 2006 Equity Incentive Plan of the Registrant.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement.