Form 10-Q
period 2011-07-02
KADANT INC
filed 2011-08-11
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $.01 par value	12,347,321

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	July 2,	January 1,
(In thousands)	2011	2011

Current Assets:
Cash and cash equivalents	$43,912	$61,805
Restricted cash (Note 2)	2,107	–
Accounts receivable, less allowances of $2,344 and $2,185	54,469	49,897
Inventories (Note 6)	60,950	41,628
Other current assets	14,350	9,876
Assets of discontinued operation	387	401
Total Current Assets	176,175	163,607

Property, Plant, and Equipment, at Cost	105,889	99,346
Less: accumulated depreciation and amortization	66,548	62,435
	39,341	36,911

Other Assets (including $66 of restricted cash at July 2, 2011; Note 2)	43,364	38,266

Goodwill	109,821	97,988

Total Assets	$368,701	$336,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	July 2,	January 1,
(In thousands, except share amounts)	2011	2011

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$500	$5,500
Accounts payable	27,008	23,756
Accrued payroll and employee benefits	13,931	15,739
Customer deposits	28,049	19,269
Other current liabilities	21,377	17,940
Liabilities of discontinued operation	2,397	2,397
Total Current Liabilities	93,262	84,601

Other Long-Term Liabilities	30,042	27,620

Long-Term Obligations (Note 8)	17,000	17,250

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	92,108	92,935
Retained earnings	178,226	165,131
Treasury stock at cost, 2,276,838 and 2,369,422 shares	(46,880)	(48,786)
Accumulated other comprehensive items (Note 4)	3,636	(3,586)
Total Kadant Shareholders’ Investment	227,236	205,840
Noncontrolling interest	1,161	1,461
Total Shareholders’ Investment	228,397	207,301

Total Liabilities and Shareholders’ Investment	$368,701	$336,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	July 2,	July 3,
(In thousands, except per share amounts)	2011	2010

Revenues	$82,457	$69,136

Costs and Operating Expenses:
Cost of revenues	44,751	37,968
Selling, general, and administrative expenses	25,821	22,681
Research and development expenses	1,403	1,206
Restructuring costs and other income, net	–	(21)
	71,975	61,834

Operating Income	10,482	7,302

Interest Income	122	32
Interest Expense	(299)	(339)

Income from Continuing Operations Before Provision for Income Taxes	10,305	6,995
Provision for Income Taxes	2,927	1,717

Income from Continuing Operations	7,378	5,278
Loss from Discontinued Operation (net of income tax benefit of $2 and $3)	(5)	(5)

Net Income	7,373	5,273

Net Income Attributable to Noncontrolling Interest	(69)	(53)

Net Income Attributable to Kadant	$7,304	$5,220

Amounts Attributable to Kadant:
Income from Continuing Operations	$7,309	$5,225
Loss from Discontinued Operation	(5)	(5)
Net Income Attributable to Kadant	$7,304	$5,220

Basic and Diluted Earnings per Share from Continuing Operations Attributable to Kadant (Note 5)	$.59	$.42

Basic and Diluted Earnings per Share Attributable to Kadant (Note 5)	$.59	$.42

Weighted Average Shares (Note 5):
Basic	12,321	12,426

Diluted	12,477	12,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	July 2,	July 3,
(In thousands, except per share amounts)	2011	2010

Revenues	$154,137	$130,257

Costs and Operating Expenses:
Cost of revenues	82,338	72,214
Selling, general, and administrative expenses	50,294	43,805
Research and development expenses	2,715	2,578
Restructuring costs and other income, net (Note 10)	–	(323)
	135,347	118,274

Operating Income	18,790	11,983

Interest Income	221	70
Interest Expense	(556)	(697)

Income from Continuing Operations Before Provision for Income Taxes	18,455	11,356
Provision for Income Taxes (Note 7)	5,200	2,433

Income from Continuing Operations	13,255	8,923
Loss from Discontinued Operation (net of income tax benefit of $5 and $5)	(9)	(9)

Net Income	13,246	8,914

Net Income Attributable to Noncontrolling Interest	(151)	(83)

Net Income Attributable to Kadant	$13,095	$8,831

Amounts Attributable to Kadant:
Income from Continuing Operations	$13,104	$8,840
Loss from Discontinued Operation	(9)	(9)
Net Income Attributable to Kadant	$13,095	$8,831

Earnings per Share from Continuing Operations Attributable to Kadant (Note 5):
Basic	$1.07	$.71
Diluted	$1.05	$.71

Earnings per Share Attributable to Kadant (Note 5):
Basic	$1.07	$.71
Diluted	$1.05	$.71

Weighted Average Shares (Note 5):
Basic	12,294	12,418

Diluted	12,442	12,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Six Months Ended
	July 2,	July 3,
(In thousands)	2011	2010

Operating Activities:
Net income attributable to Kadant	$13,095	$8,831
Net income attributable to noncontrolling interest	151	83
Loss from discontinued operation	9	9
Income from continuing operations	13,255	8,923
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,847	3,355
Stock-based compensation expense	1,902	1,285
Provision for losses on accounts receivable	314	446
Gain on the sale of property, plant, and equipment	(18)	(233)
Other items, net	689	494
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,373)	(5,118)
Unbilled contract costs and fees	(1,609)	(1,625)
Inventories	(15,294)	(4,797)
Other current assets	(1,360)	123
Accounts payable	1,494	5,667
Other current liabilities	5,809	1,638
Contributions to pension plan	(450)	(1,750)
Net cash provided by continuing operations	7,206	8,408
Net cash provided by discontinued operation	5	5
Net cash provided by operating activities	7,211	8,413

Investing Activities:
Acquisitions, net of cash acquired (Note 3)	(15,358)	(2,592)
Purchases of property, plant, and equipment	(3,964)	(1,292)
Dividend paid to minority shareholder	(579)	–
Proceeds from sale of property, plant, and equipment	35	677
Other, net	58	–
Net cash used in continuing operations for investing activities	(19,808)	(3,207)

Financing Activities:
Repayments of short- and long-term obligations	(5,767)	(250)
Change in restricted cash (Note 2)	(2,173)	–
Proceeds from issuance of Company common stock	149	–
Other, net	21	6
Net cash used in continuing operations for financing activities	(7,770)	(244)

Exchange Rate Effect on Cash and Cash Equivalents	2,474	(3,431)

(Decrease) Increase in Cash and Cash Equivalents	(17,893)	1,531
Cash and Cash Equivalents at Beginning of Period	61,805	45,675
Cash and Cash Equivalents at End of Period	$43,912	$47,206

Non-cash Investing Activities:
Fair value of assets acquired	$21,844	$–
Cash paid for acquired business	(15,849)	–
Liabilities assumed of acquired business	$5,995	$–

Non-cash Financing Activities:
Issuance of Company common stock	$1,855	$369

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at July 2, 2011, and its results of operations for the three and six month periods ended July 2, 2011 and July 3, 2010, and cash flows for the six month periods ended July 2, 2011 and July 3, 2010. Interim results are not necessarily indicative of results for a full year.

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

Certain prior-period amounts within operating activities in the statement of cash flows have been reclassified from other items, net, and are shown separately within operating activities to conform to the current period presentation.

2.	Restricted Cash

As of July 2, 2011, the Company had $2,173,000 of restricted cash, including $2,107,000 in current assets and $66,000 in other assets. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. The restricted cash has been classified as either a current or long-term asset based on the length of time that the applicable bank guarantee will be outstanding. All of the bank guarantees will expire by September 30, 2012.

3.	Acquisitions

On May 27, 2011, the Company’s Kadant Johnson Europe B.V. subsidiary acquired all the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of paper machine fabric and roll cleaning equipment. The aggregate purchase price for this acquisition was $15,849,000, which included $910,000 of cash acquired and $517,000 of debt assumed. The purchase price is subject to a post-closing adjustment.

The Company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies from combining the businesses. The Company anticipates several synergies in connection with this acquisition, including the use of the Company’s existing distribution channels to expand sales of the acquired business’ products.

The acquisition has been accounted for using the purchase method of accounting and the results of M-Clean have been included in the accompanying financial statements from the date of its acquisition. The Company recorded acquisition transaction costs of approximately $234,000 in the second quarter of 2011 in selling, general, and administrative expenses. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired. The purchase price allocation includes identifiable intangible assets acquired of $6,633,000, which are being amortized using the straight-line method over a weighted-average period of 7 years. The excess of the acquisition purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $8,571,000, none of which is deductible for tax purposes. The allocation of the acquisition purchase price is subject to adjustment upon finalization of the valuations, and therefore the current measurements of inventory, intangible assets acquired, goodwill, assumed liabilities, and deferred income taxes are subject to change.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Acquisitions (continued)
Pro forma disclosures of the results of operations are not required, as the acquisition is not considered a material business combination as outlined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations.”

In 2010, the Company’s Papermaking Systems segment completed acquisitions of a Canadian-based supplier of pressure screen baskets and a related dewatering equipment product line, as well as a European supplier of fluid-handling systems. The Company made additional purchase price payments totaling $419,000 in the first six months of 2011 related to these acquisitions.

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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010

Net Income	$7,373	$5,273	$13,246	$8,914

Other Comprehensive Items:
Foreign Currency Translation Adjustment	1,786	(5,813)	7,936	(9,718)
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $47 and $91 in the three and six months ended July 2, 2011, respectively, and $66 and $108 in the three and six months ended July 3, 2010, respectively)	84	124	(793)	204
Deferred Gain (Loss) on Hedging Instruments (net of income tax of $24 and $31 in the three and six months ended July 2, 2011, respectively, and $(24) and $(179) in the three and six months ended July 3, 2010, respectively)	1	(327)	207	(668)
	1,871	(6,016)	7,350	(10,182)
Comprehensive Income (Loss)	9,244	(743)	20,596	(1,268)
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(106)	58	(279)	106
Comprehensive Income (Loss) Attributable to Kadant	$9,138	$(685)	$20,317	$(1,162)

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.        Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share amounts)	2011	2010	2011	2010

Amounts Attributable to Kadant:
Income from Continuing Operations	$7,309	$5,225	$13,104	$8,840
Loss from Discontinued Operation	(5)	(5)	(9)	(9)
Net Income	$7,304	$5,220	$13,095	$8,831

Basic Weighted Average Shares	12,321	12,426	12,294	12,418
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	156	123	148	103
Diluted Weighted Average Shares	12,477	12,549	12,442	12,521

Basic Earnings per Share:
Continuing Operations	$.59	$.42	$1.07	$.71
Discontinued Operation	–	–	–	–
Net Income	$.59	$.42	$1.07	$.71

Diluted Earnings per Share:
Continuing Operations	$.59	$.42	$1.05	$.71
Discontinued Operation	–	–	–	–
Net Income	$.59	$.42	$1.05	$.71

Options to purchase approximately 81,600 and 161,200 shares of common stock for the second quarters of 2011 and 2010, respectively, and 53,400 and 118,100 shares of the Company’s common stock for the first six months of 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock during the period and the effect of their inclusion would have been anti-dilutive.

6.         Inventories

The components of inventories are as follows:

	July 2,	January 1,
(In thousands)	2011	2011

Raw Materials and Supplies	$25,507	$16,718
Work in Process	17,375	8,584
Finished Goods	18,068	16,326
	$60,950	$41,628

7.         Income Taxes

The provision for income taxes was $5,200,000 and $2,433,000 in the first six months of 2011 and 2010, respectively, and represented 28% and 21% of pre-tax income. The effective tax rate of 28% in the first six months of 2011 was lower than the Company’s statutory rate primarily due to the favorable geographic distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods. The effective tax rate of 21% in the first six months of 2010 was lower than the Company’s statutory rate primarily due to the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved for in prior periods and a favorable geographic distribution of earnings.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.         Income Taxes (continued)

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of January 1, 2011 was $25,884,000, consisting of $11,375,000 in the U.S. and $14,509,000 in foreign jurisdictions. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of July 2, 2011, the Company was in a three-year cumulative income position in the U.S.; however, due to the uncertainty of profitability in future periods, the Company has maintained its full valuation allowance in the U.S. Assuming, among other positive and negative factors, that the Company meets its estimates of 2011 forecasted earnings in the U.S., it may release a portion of its U.S. valuation allowance during 2011. The Company’s full valuation allowance in certain foreign jurisdictions was maintained as of July 2, 2011 as a result of the foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability. Assuming, among other positive and negative factors, that certain of the Company’s foreign subsidiaries meet their estimates of 2011 forecasted earnings, these foreign jurisdictions would be in a three-year cumulative income position and a portion of the foreign valuation allowance may be released during 2011.

8.         Long-Term Obligations

Long-term obligations are as follows:

	July 2,	January 1,
(In thousands)	2011	2011

Revolving Credit Facility	$10,000	$15,000
Variable Rate Term Loan, due from 2011 to 2016	7,500	7,750
Total Short- and Long-Term Obligations	17,500	22,750
Less: Short-Term Obligations and Current Maturities	(500)	(5,500)
Long-Term Obligations, less Current Maturities	$17,000	$17,250

The weighted average interest rate for the Company’s long-term obligations was 4.89% as of July 2, 2011.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of July 2, 2011, the outstanding balance on the 2008 Credit Agreement was $10,000,000 and the Company had $64,033,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement. The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. As of July 2, 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7,500,000. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan, pursuant to mortgage and security agreements dated May 4, 2006.

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Six Months Ended
(In thousands)	July 2, 2011

Balance at January 1, 2011	$3,778
Provision	1,110
Usage	(952)
Acquired	86
Currency translation	213
Balance at July 2, 2011	$4,235

See Note 17 for warranty information related to the discontinued operation.

10.      Restructuring Costs and Other Income, Net

           Restructuring costs and other income, net in the first six months of 2010 consisted of restructuring costs of $181,000 from adjustments related to prior period restructurings, a pre-tax gain of $285,000 from the sale of real estate in the U.S and a curtailment gain on a pension liability of $219,000 associated with the reduction of 25 full-time positions in France.

2008 Restructuring Plan

The Company recorded total restructuring costs of $4,515,000 in prior periods associated with its 2008 Restructuring Plan. These restructuring costs included facility-related costs of $385,000 and severance and associated costs of $4,130,000 related to the reduction of 329 employees in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. The Company took these actions to adjust its cost structure and streamline its operations in response to the weak economic environment at the time.

A summary of the changes in accrued restructuring costs is as follows:
(In thousands)	Severance Costs

2008 Restructuring Plan
Balance at January 1, 2011	$433
Payments	(45)
Currency translation	8
Balance at July 2, 2011	$396

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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands)	2011	2010	2011	2010

Revenues:
Papermaking Systems	$79,621	$66,953	$147,155	$124,422
Fiber-based Products	2,836	2,183	6,982	5,835
	$82,457	$69,136	$154,137	$130,257

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$13,073	$10,895	$23,770	$17,199
Corporate and Fiber-based Products (a)	(2,591)	(3,593)	(4,980)	(5,216)
Total Operating Income	10,482	7,302	18,790	11,983
Interest Expense, Net	(177)	(307)	(335)	(627)
	$10,305	$6,995	$18,455	$11,356

Capital Expenditures:
Papermaking Systems	$2,746	$534	$3,910	$1,060
Corporate and Fiber-based Products	54	219	54	232
	$2,800	$753	$3,964	$1,292

 (a)         Corporate primarily includes general and administrative expenses.

12.      Stock-Based Compensation

Stock Options

On March 9, 2011, the Company granted stock options to purchase 81,637 shares of the Company’s common stock to certain officers of the Company. The stock options will vest in three equal annual installments beginning on March 9, 2012, provided that the executive officer remains employed by the Company on the applicable vesting dates. In addition, in 2010, the Company granted stock options to purchase 140,000 shares of the Company’s common stock to certain officers of the Company. The Company is recognizing compensation expense associated with these stock options ratably over the vesting period based on the grant date fair value. Compensation expense of $173,000 and $86,000 associated with these stock options was recognized in the second quarters of 2011 and 2010, respectively, and $282,000 and $115,000 in the first six months of 2011 and 2010, respectively. Unrecognized compensation expense related to these stock options totaled approximately $1,515,000 at July 2, 2011, and will be recognized over a weighted average period of 2.3 years.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.       Stock-Based Compensation (continued)

  A summary of the Company’s stock option activity for the first six months of 2011 is as follows:
	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Options Outstanding at January 1, 2011	161	$14.82
Granted	82	$24.90
Exercised	(8)	$20.01
Options Outstanding at July 2, 2011	235	$18.15	8.6 years

Non-Employee Director Restricted Stock Units

On March 10, 2011, the Company granted an aggregate of 25,000 restricted stock units (RSUs) to its non-employee directors with an aggregate fair value of $613,800, which will vest at a rate of 6,250 shares per quarter on the last day of each quarter in 2011, provided that the recipient is serving as a director on the applicable vesting date.

In the first quarter of 2011, the Company also granted to one of its non-employee directors 10,000 RSUs with the same terms and conditions as the 40,000 RSUs in aggregate granted to its other non-employee directors in prior periods. These RSUs will only vest and compensation expense related to these RSUs will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. The 50,000 RSUs will be forfeited if a change in control does not occur before the last day of the first quarter of 2015.

Performance-Based Restricted Stock Units

On March 9, 2011, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 56,698 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $24.90 per share. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2011 fiscal year, which is the target adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined and adjusted in accordance with the RSU agreement, generated from continuing operations. The target RSU amount is adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 115% of the target adjusted EBITDA results in an adjustment of 50% to 150% of the target RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2011 fiscal year, all RSUs will be forfeited. In the first six months of 2011, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 150% of the target RSU amount. Following the determination of the number of RSUs earned based on the performance measure, the RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2012, 2013, and 2014, provided that the officer is employed by the Company on the applicable vesting dates. The Company also granted performance-based RSUs to certain officers of the Company in prior periods.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company recognizes compensation expense associated with performance-based RSUs ratably over each vesting tranche based on the grant date fair value. Compensation expense of $427,000 and $448,000 associated with performance-based RSUs was recognized in the second quarters of 2011 and 2010, respectively, and $694,000 and $624,000 in the first six months of 2011 and 2010, respectively. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $2,124,000 at July 2, 2011, and will be recognized over a weighted average period of 1.6 years.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.      Stock-Based Compensation (continued)

Time-Based Restricted Stock Units

The Company granted 357 time-based RSUs on May 25, 2011 and 3,000 time-based RSUs on May 27, 2011 to certain employees of the Company with a grant date fair value of $26.98 and $29.34 per share, respectively. On March 9, 2011, the Company granted 60,988 time-based RSUs to certain employees of the Company with a grant date fair value of $24.90 per share. The RSUs generally vest in three equal installments on March 10 of 2012, 2013, and 2014. The Company also granted time-based RSUs in prior periods to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Compensation expense of $303,000 and $203,000 associated with these time-based RSUs was recognized in the second quarters of 2011 and 2010, respectively, and $550,000 and $347,000 in the first six months of 2011 and 2010, respectively. Unrecognized compensation expense related to the time-based RSUs totaled approximately $2,164,000 at July 2, 2011, and will be recognized over a weighted average period of 2.4 years.

A summary of the changes in the Company’s unvested RSUs for the first six months of 2011 is as follows:
	Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested RSUs at January 1, 2011	312	$16.77
Granted (based on the target RSU amount)	156	$24.87
Vested	(122)	$21.64
Forfeited	(9)	$8.81
Unvested RSUs at July 2, 2011	337	$18.94

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.       Employee Benefit Plans (continued)

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	July 2, 2011		July 3, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$209	$52	$197	$19
Interest cost	324	61	322	55
Expected return on plan assets	(359)	–	(347)	–
Recognized net actuarial loss	107	7	110	3
Amortization of prior service cost (income)	14	6	14	(15)
Net periodic benefit cost	295	126	296	62
Curtailment gain	–	–	–	(219)
Net periodic benefit cost (income)	$295	$126	$296	$(157)

The weighted average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.25%	5.05%	5.75%	4.88%
Expected long-term return on plan assets	6.25%	–	7.00%	–
Rate of compensation increase	4.00%	3.22%	4.00%	2.00%

	Six Months Ended		Six Months Ended
(In thousands)	July 2, 2011		July 3, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$436	$90	$426	$51
Interest cost	651	113	650	110
Expected return on plan assets	(712)	–	(718)	–
Recognized net actuarial loss	219	14	217	6
Amortization of prior service cost (income)	28	(1)	28	(30)
Net periodic benefit cost	622	216	603	137
Curtailment gain	–	–	–	(219)
Net periodic benefit cost (income)	$622	$216	$603	$(82)

The weighted average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.25%	5.02%	5.75%	5.09%
Expected long-term return on plan assets	6.25%	–	7.00%	–
Rate of compensation increase	4.00%	3.08%	4.00%	2.00%

The Company recognized a curtailment gain of $219,000 in the three and six month periods ended July 3, 2010 associated with the reduction of 25 full-time positions in France.

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

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreased to $10,000,000 on December 31, 2010 and will decrease to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63%. The fair values for these instruments as of July 2, 2011 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of July 2, 2011, the Company was in compliance with these covenants. The unrealized loss of $1,450,000 as of July 2, 2011 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.      Derivatives (continued)

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a gain of $84,000 and a loss of $21,000 in the second quarters of 2011 and 2010, respectively, and a gain of $81,000 and a loss of $30,000 in the first six months of 2011 and 2010, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		July 2, 2011		January 1, 2011
	Balance Sheet	Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$186	$6,589	$131	$1,794
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$–	$–	$(59)	$1,056
Interest rate swap agreements	Other Long-Term Liabilities	$(1,450)	$17,500	$(1,595)	$17,750

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$6	$520	$–	$–
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(4)	$520	$(48)	$1,816

(a)	See Note 15 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during the first six months of 2011.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.      Derivatives (continued)

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended July 2, 2011:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 1, 2011	$1,290	$(50)	$1,240
(Loss) gain reclassified to earnings (a)	(281)	30	(251)
Loss (gain) recognized in OCI	136	(93)	43
Unrealized loss (gain), net of tax, at July 2, 2011	$1,145	$(113)	$1,032

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of income.

As of July 2, 2011, $481,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

15.         Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 2, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$14,247	$–	$–	$14,247
Forward currency-exchange contracts	$–	$192	$–	$192

Liabilities:
Forward currency-exchange contracts	$–	$4	$–	$4
Interest rate swap agreements	$–	$1,450	$–	$1,450

	Fair Value as of January 1, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$28,156	$–	$–	$28,156
Forward currency-exchange contracts	$–	$131	$–	$131

Liabilities:
Forward currency-exchange contracts	$–	$107	$–	$107
Interest rate swap agreements	$–	$1,595	$–	$1,595

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.       Fair Value Measurements (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2011. The Company’s financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents are comprised of money market funds and time deposits that are highly liquid and easily tradable. These investments are fair valued using inputs observable in active markets. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company’s debt obligations are as follows:

	July 2, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$17,000	$17,000	$17,250	$17,250

The carrying value of long-term debt obligations approximates fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

16.       Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this new rule in fiscal 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have an impact on the Company’s results of operations or financial position.

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this new rule in fiscal 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Through the sale date of October 21, 2005, Composites LLC offered a standard limited warranty to the owner of its decking and roofing products, limited to repair or replacement of the defective product or a refund of the original purchase price. As of July 2, 2011, the accrued warranty costs associated with the composites business were $2,142,000, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2,142,000 to approximately $13,100,000. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. Composites LLC will continue to record adjustments to the accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

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

On May 27, 2011, our Kadant Johnson Europe B.V. subsidiary acquired all the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of paper machine fabric and roll cleaning equipment. The aggregate purchase price for this acquisition was $15.8 million, which included $0.9 million of cash acquired and $0.5 million of debt assumed, and is subject to a post-closing adjustment. We believe that the acquisition of this business will enhance our Papermaking Systems segment’s water management product offerings, strengthen our market position in Europe and China, and offer growth opportunities in North America.

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

International Sales

During the first six months of 2011 and 2010, approximately 60% and 56%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency-exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, mill operating rates remained relatively high in the second quarter and inventories were generally low across most paper grades. Overall, we believe that higher mill operating rates lead to increased demand for our spare parts and consumables products. At the same time, however, many of the North American paper producers are facing increases in input costs, particularly fiber and energy. In many cases, we believe increased input costs will benefit our business since the return on investment of many of our products is based on increasing fiber yield and lowering energy costs. Our revenues in North America in the second quarter of 2011 were flat compared to last year’s second quarter and bookings were up 10% in the second quarter of 2011 compared to the prior year quarter. Although economic uncertainty is increasing in the U.S., there are a number of projects underway which, if they were finalized and booked as orders in the third quarter, would contribute to a strong booking performance in the third quarter of 2011. In Europe, after several periods of weak demand compared to other regions in which we operate, we experienced growth in both revenues and bookings. Revenues in Europe increased 24% in the second quarter of 2011 compared to the second quarter of 2010, while bookings increased 50%

KADANT INC.

Overview (continued)

compared to the same period. Export demand is a key driver for European mills that produce packaging grades, and a downturn in the global economy could have a negative effect on export demand, as could a strengthening of the euro. In China, our revenues increased significantly in the second quarter of 2011 primarily due to large stock-preparation capital orders booked late last year, which were shipped in the second quarter of 2011. Revenues in China increased 85% in the second quarter of 2011 compared to the prior year period. However, our bookings, which are more variable than revenues, decreased 16% in the second quarter of 2011 compared to the prior year period and decreased 26% from the first quarter of 2011. Bookings in China tend to be more variable compared to other regions in which we operate. Paper companies in China are scheduled to bring online significant capacity additions in the second half of 2011, which could lead to short-term overcapacity in some grades and potentially impact the timing of our orders from paper companies as the additional capacity is absorbed. However, we continue to have several active prospects, although not at the level of the first quarter of 2011 or the fourth quarter of 2010. We continue to increase our manufacturing capacity in China to meet the demand resulting from the strong bookings in the fourth quarter of 2010 and the first quarter of 2011. We are anticipating significant revenues from China in the second half of 2011, although the timing of this revenue is dependent on customer-requested delivery dates and the receipt of progress payments.

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

For the third quarter of 2011, we expect to report diluted earnings per share of $.40 to $.42 from continuing operations, on revenues of $80 to $82 million. We expect the fourth quarter to be our strongest quarter of the year for both revenues and earnings. We are maintaining our diluted earnings per share guidance for full year 2011 of $2.15 to $2.25 from continuing operations, on revenues of $325 to $335 million, revised from our previous guidance of $315 to $325 million.

Results of Operations

Second Quarter 2011 Compared With Second Quarter 2010

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2011 and 2010. The results of operations for the fiscal quarter ended July 2, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	July 2,	July 3,
	2011	2010

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	54	55
Selling, general, and administrative expenses	31	32
Research and development expenses	2	2
Restructuring costs and other income, net	–	–
	87	89

Operating Income	13	11

Interest Income	–	–
Interest Expense	–	(1)

Income from Continuing Operations Before Provision for Income Taxes	13	10
Provision for Income Taxes	4	2

Income from Continuing Operations	9%	8%

KADANT INC.

Results of Operations (continued)

Revenues

Revenues for the second quarters of 2011 and 2010 from our Papermaking Systems segment and Fiber-based Products business are as follows:
	Three Months Ended
	July 2,	July 3,
(In thousands)	2011	2010

Revenues:
Papermaking Systems	$79,621	$ 66,953
Fiber-based Products	2,836	2,183
	$82,457	$ 69,136

    Papermaking Systems Segment. Revenues increased $12.7 million, or 19%, to $79.6 million in the second quarter of 2011 from $66.9 million in the second quarter of 2010, including a $4.6 million increase from the favorable effects of currency translation. Revenues in most of our product lines increased this quarter, including $7.3 million, or 29%, from stock-preparation and $4.4 million, or 22%, from fluid-handling. Revenues for our parts and consumables products in our Papermaking Systems segment increased $4.1 million, or 11%, as operating rates in the paper industry recovered to more traditional levels. Customers also increased their spending on our capital equipment products, resulting in increased capital revenues of $8.6 million, or 31%, in the second quarter of 2011 compared to the second quarter of 2010.

Fiber-based Products. Revenues increased $0.6 million, or 30%, to $2.8 million in the second quarter of 2011 from $2.2 million in the second quarter of 2010 primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line and the changes in revenues by product line between the second quarters of 2011 and 2010 including and excluding the effect of currency translation. The change in revenues excluding the effect of currency translation represents the change resulting from the conversion of current period revenues in local currency into U.S. dollars at the prior period exchange rates, and then comparing this result to the prior period revenues in U.S. dollars. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	July 2, 2011	July 3, 2010	Increase	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$32.3	$25.0	$7.3	$5.6
Fluid-Handling	24.5	20.1	4.4	2.6
Doctoring	13.7	12.7	1.0	0.3
Water-Management	8.5	8.5	–	(0.4)
Other	0.6	0.6	–	–
	$79.6	$66.9	$12.7	$8.1

KADANT INC.

Results of Operations (continued)

Revenues in our stock-preparation product line in the second quarter of 2011 increased $5.6 million, or 23%, excluding a $1.7 million increase from the favorable effect of currency translation, compared to the second quarter of 2010, primarily due to higher demand for our capital products in China. In our fluid-handling product line, revenues in the second quarter of 2011 increased $2.6 million, or 13%, excluding a $1.8 million increase from the favorable effect of currency translation, compared to the prior year quarter primarily due to higher demand for our parts and consumables products in North America and, to a lesser extent, Europe. Revenues from our doctoring product line increased $0.3 million, or 2%, in the second quarter of 2011, excluding a $0.7 million increase from the favorable effect of currency translation, compared to the second quarter of 2010, primarily due to an increase in demand for our products in North America.

Revenues in the Papermaking Systems segment increased $12.7 million in the second quarter of 2011 compared to the second quarter of 2010, primarily driven by increases in China and Europe. In China, we saw a significant increase in revenues from large capital orders received in late 2010 and early 2011 as the paper industry adds capacity to meet demand from growth in the region as well as to compensate for government shutdowns of smaller inefficient mills. Our revenues in China increased $7.2 million, or 85%, in the second quarter of 2011 compared to the prior year quarter. In Europe, we believe our business benefited primarily from increased demand for our parts and consumables products, resulting in an increase in revenues of $4.9 million, or 24%, in this region in the second quarter of 2011 compared to the prior year quarter.

Gross Profit Margin

         Gross profit margins for the second quarters of 2011 and 2010 are as follows:

	Three Months Ended
	July 2,	July 3,
	2011	2010

Gross Profit Margin:
Papermaking Systems	45.3%	44.9%
Fiber-based Products	56.6	50.8
	45 7%	45.1%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 45.3% in the second quarter of 2011 from 44.9% in the second quarter of 2010. This increase resulted from higher gross profit margins in all our product lines, except stock-preparation, primarily due to improved efficiencies at certain of our manufacturing facilities and to better pricing in certain of our markets, offset in part by an unfavorable change in product mix. We expect that the gross profit margins in this segment may decrease for the remainder of 2011 as revenues from lower-margin stock-preparation capital sales increase as a percentage of total sales compared to the second quarter of 2011.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 56.6% in the second quarter of 2011 from 50.8% in the second quarter of 2010 primarily due to manufacturing efficiencies from the increase in revenues and the lower cost of natural gas used in the production process. As is normally the case due to the seasonality of this business, we expect that the gross profit margins will be significantly lower in the second half of 2011.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 31% and 32% in the second quarters of 2011 and 2010, respectively. Selling, general, and administrative expenses increased $3.1 million, or 14%, to $25.8 million in the second quarter of 2011 from $22.7 million in the second quarter of 2010, including a $1.3 million increase from the unfavorable effect of foreign currency translation. The increase in selling, general, and administrative expenses was largely due to a $1.9 million increase in selling expenses, much of which in turn was due to higher incentive, travel, and commission expenses resulting from higher revenues in the second quarter of 2011 compared to the prior year period.

Total stock-based compensation expense was $1.1 million and $0.8 million in the second quarters of 2011 and 2010, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. As of July 2, 2011, unrecognized compensation cost related to stock-based compensation was approximately $6.1 million, which will be recognized over a weighted average period of 2.0 years.

KADANT INC.

Results of Operations (continued)

Research and development expenses increased $0.2 million to $1.4 million in the second quarter of 2011 compared to $1.2 million in the second quarter of 2010 and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net

There were no restructuring costs or other income in the second quarter of 2011. Restructuring costs and other income netted to $21 thousand of income in the second quarter of 2010, which included a curtailment gain on a pension liability of $0.2 million associated with the reduction of 25 full-time positions in France, largely offset by restructuring costs of $0.2 million associated with prior period restructurings.

Interest Expense

Interest expense was $0.3 million in both the second quarters of 2011 and 2010.

Provision for Income Taxes

Our provision for income taxes was $2.9 million and $1.7 million in the second quarters of 2011 and 2010, respectively, and represented 28% and 25%, respectively, of pre-tax income. The effective tax rate of 28% in the second quarter of 2011 was lower than our statutory rate primarily due to the favorable geographic distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods. The effective tax rate of 25% in the second quarter of 2010 was lower than our statutory rate primarily due to the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved for in prior periods and a favorable geographic distribution of earnings. We expect our effective tax rate to be approximately 28% in 2011 due to anticipated profitability in the U.S. and certain foreign tax jurisdictions. This does not include any assumptions related to the potential reversal of our tax valuation allowance.

We have established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of January 1, 2011 was $25.9 million, consisting of $11.4 million in the U.S. and $14.5 million in foreign jurisdictions. Compliance with Accounting Standards Codification 740 requires us to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of July 2, 2011, we were in a three-year cumulative income position in the U.S.; however, due to the uncertainty of profitability in future periods, we have maintained our full valuation allowance in the U.S. Assuming, among other positive and negative factors, that we meet our estimates of 2011 forecasted earnings in the U.S., we may release a portion of our U.S. valuation allowance during 2011. Our full valuation allowance in certain foreign jurisdictions was maintained as of July 2, 2011 as a result of the foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability. Assuming, among other positive and negative factors, that certain of our foreign subsidiaries meet their estimates of 2011 forecasted earnings, these foreign jurisdictions would be in a three-year cumulative income position and a portion of the foreign valuation allowance may be released during 2011.

Income from Continuing Operations

Income from continuing operations was $7.4 million in the second quarter of 2011 compared to $5.3 million in the second quarter of 2010. The increase in the 2011 period was primarily due to an increase in operating income of $3.2 million, offset in part by an increase in our effective tax rate (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $5 thousand in both the second quarters of 2011 and 2010.

KADANT INC.

Results of Operations (continued)

Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We will adopt this new rule in fiscal 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have an impact on our results of operations or financial position.

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt this new rule in fiscal 2012. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

KADANT INC.

Results of Operations (continued)

First Six Months 2011 Compared With First Six Months 2010

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first six months of 2011 and 2010. The results of operations for the first six months of 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	July 2,	July 3,
	2011	2010

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	53	55
Selling, general, and administrative expenses	33	34
Research and development expenses	2	2
Restructuring costs and other income, net	–	–
	88	91

Operating Income	12	9

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	12	9
Provision for Income Taxes	3	2

Income from Continuing Operations	9%	7%

Revenues

Revenues for the first six months of 2011 and 2010 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Six Months Ended
	July 2,	July 3,
(In thousands)	2011	2010

Revenues:
Papermaking Systems	$147,155	$ 124,422
Fiber-based Products	6,982	5,835
	$154,137	$ 130,257

    Papermaking Systems Segment. Revenues increased $22.7 million, or 18%, to $147.1 million in the first six months of 2011 from $124.4 million in the first six months of 2010, including a $5.5 million increase from the favorable effects of currency translation. Revenues in all our product lines increased, including $12.8 million, or 30%, from stock-preparation and $6.9 million, or 17%, from fluid-handling. Revenues for our parts and consumables products in our Papermaking Systems segment increased $10.7 million, or 14%, as operating rates in the paper industry recovered to more traditional levels. Customers also increased their spending on our capital equipment products, resulting in increased capital revenues of $12.0 million, or 25%, in the first six months of 2011 compared to the first six months of 2010.

KADANT INC.

Results of Operations (continued)

Fiber-based Products. Revenues increased $1.2 million, or 20%, to $7.0 million in the first six months of 2011 from $5.8 million in the first six months of 2010 primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line and the changes in revenues by product line between the first six months of 2011 and 2010 including and excluding the effect of currency translation. The change in revenues excluding the effect of currency translation represents the change resulting from the conversion of the current period revenues in local currency into U.S. dollars at prior period exchange rates, and then comparing this result to the prior period revenues in U.S. dollars. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Six Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	July 2, 2011	July 3, 2010	Increase	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$55.6	$42.8	$12.8	$11.0
Fluid-Handling	47.1	40.2	6.9	4.7
Doctoring	27.8	25.2	2.6	1.7
Water-Management	15.3	15.0	0.3	(0.2)
Other	1.3	1.2	0.1	–
	$147.1	$124.4	$22.7	$17.2

Revenues in our stock-preparation product line in the first six months of 2011 increased $11.0 million, or 26%, excluding a $1.8 million increase from the favorable effect of currency translation, compared to the first six months of 2010, primarily due to higher demand for our capital equipment in China and, to a lesser extent, our parts and consumables products in North America. In our fluid-handling product line, revenues in the first six months of 2011 increased $4.7 million, or 12%, excluding a $2.2 million increase from the favorable effect of currency translation, compared to the prior year period primarily due to higher demand for our parts and consumables products in Europe and, to a lesser extent, North America. Revenues from our doctoring product line increased $1.7 million, or 7%, in the first six months of 2011, excluding a $0.9 million increase from the favorable effect of currency translation, compared to the first six months of 2010, primarily due to an increase in demand for our parts and consumables products.

Revenues in the first six months of 2011 increased in all of our geographic regions compared to the first six months of 2010, primarily driven by increases in China, North America, and Europe. In China, we saw a significant increase in revenues from large capital orders due to the continued economic growth in the region. Our revenues in China increased $10.6 million, or 77%, in the first six months of 2011 compared to the prior year period. In Europe, we believe our business benefited primarily from increased demand for our parts and consumables products, resulting in an increase in revenues of $5.2 million, or 13%, in this region in the first six months of 2011 compared to the prior year period. In North America, our parts and consumables business benefited from high mill operating rates and increased spending as customers focused on energy-saving and fiber-recovery products. As a result, our revenues increased $4.8 million, or 7%, in this region in the first six months of 2011 compared to the first six months of 2010.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin

Gross profit margins for the first six months of 2011 and 2010 are as follows:

	Six Months Ended
	July 2,	July 3,
	2011	2010

Gross Profit Margin:
Papermaking Systems	46.3%	44.3%
Fiber-based Products	53.2	50.8
	46.6%	44.6%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 46.3% in the first six months of 2011 from 44.3% in the first six months of 2010. This increase resulted from higher gross profit margins in all our product lines primarily due to improved pricing in certain of our markets and improved efficiencies at certain of our manufacturing facilities.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 53.2% in the first six months of 2011 from 50.8% in the first six months of 2010 primarily due to manufacturing efficiencies from the increase in revenues and the lower cost of natural gas used in the production process.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 33% and 34% in the first six months of 2011 and 2010, respectively. Selling, general, and administrative expenses increased $6.5 million, or 15%, to $50.3 million in the first six months of 2011 from $43.8 million in the first six months of 2010, including a $1.6 million increase from the unfavorable effect of foreign currency translation. The increase in selling, general, and administrative expenses was largely due to a $3.0 million increase in selling expenses much of which in turn was due to higher incentive, travel and commission expenses resulting from higher revenues in the first six months of 2011 compared to the prior year period.

Total stock-based compensation expense was $1.9 million and $1.3 million in the first six months of 2011 and 2010, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses increased $0.1 million to $2.7 million in the first six months of 2011 compared to $2.6 million in the first six months of 2010 and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net

There were no restructuring costs or other income in the first six months of 2011. Restructuring costs and other income netted to $0.3 million of income in the first six months of 2010, which included a curtailment gain on a pension liability of $0.2 million associated with the reduction of 25 full-time positions in France, and a gain of $0.3 million associated with the sale of real estate in the U.S. These gains were offset in part by restructuring costs of $0.2 million in the first six months of 2010 associated with prior period restructuring plans.

Interest Income

Interest income increased to $0.2 million in the first six months of 2011 from $0.1 million in the first six months of 2010 primarily due to higher average foreign interest rates in the 2011 period.

Interest Expense

Interest expense decreased $0.1 million, or 20%, to $0.6 million in the first six months of 2011 from $0.7 million in the first six months of 2010 due to both lower outstanding borrowings and lower average domestic interest rates in the 2011 period compared to the 2010 period.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our provision for income taxes was $5.2 million and $2.4 million in the first six months of 2011 and 2010, respectively, and represented 28% and 21%, respectively, of pre-tax income. The effective tax rate of 28% in the first six months of 2011 was lower than our statutory rate primarily due to the favorable geographic distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods. The effective tax rate of 21% in the first six months of 2010 was lower than our statutory rate primarily due to the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved for in prior periods and a favorable geographic distribution of earnings.

Income from Continuing Operations

Income from continuing operations was $13.3 million in the first six months of 2011 compared to $8.9 million in the first six months of 2010. The increase in the 2011 period was primarily due to an increase in operating income of $6.8 million, offset in part by an increase in our effective tax rate (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $9 thousand in both the first six months of 2011 and 2010.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $82.9 million at July 2, 2011, compared with $79.0 million at January 1, 2011. Included in working capital are cash and cash equivalents of $43.9 million and restricted cash of $2.1 million at July 2, 2011, compared with cash and cash equivalents of $61.8 million at January 1, 2011. At July 2, 2011, $37.5 million of cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2011

Our operating activities provided cash of $7.2 million in the first six months of 2011. An increase in other current liabilities primarily associated with the receipt of customer deposits provided cash of $5.8 million in the first six months of 2011. An increase in inventories used cash of $15.3 million in the first six months of 2011, as we are manufacturing large stock-preparation systems scheduled for delivery later in the year or in early 2012. In addition, in the first six months of 2011 an increase in unbilled contract costs and fees due to the timing of billings used cash of $1.6 million and an increase in accounts receivable associated with increased revenues used cash of $1.4 million.

Our investing activities used cash of $19.8 million in the first six months of 2011 primarily for the acquisition of M-Clean, a European-based supplier of paper machine fabric and roll cleaning equipment, for approximately $14.9 million, net of cash acquired. We also used cash of $4.0 million to purchase property, plant, and equipment in the first six months of 2011.

Our financing activities used cash of $7.8 million in the first six months of 2011 primarily for principal payments of $5.8 million on our debt obligations. In the first six months of 2011, we also designated $2.2 million of cash as restricted for use as collateral for bank guarantees. All of these bank guarantees are scheduled to expire by September 30, 2012.

First Six Months of 2010

Our operating activities provided cash of $8.4 million in the first six months of 2010. Increases in accounts receivable, unbilled contract costs and fees and inventories used cash of $11.5 million in the first six months of 2010, while an increase in accounts payable provided cash of $5.7 million. The increase in accounts receivable of $5.1 million in 2010 was due to increased revenues in the first half of 2010. The increase in inventories of $4.8 million in the first six months of 2010 was largely due to delays in shipments of capital orders in China. The increase in unbilled contract costs and fees of $1.6 million in the first six months of 2010 was primarily due to the timing of billings. Partly offsetting these uses of cash was an increase in accounts payable of $5.7 million in 2010 due to an increase in raw material purchases and the timing of payments.

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

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of July 2, 2011, the outstanding balance borrowed under the 2008 Credit Agreement was $10.0 million. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of July 2, 2011, we had $64.0 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

Our obligations under the 2008 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2008 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency- related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of July 2, 2011, we were in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of July 2, 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7.5 million.

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

KADANT INC.

Liquidity and Capital Resources (continued)

Interest Rate Swap Agreements

To hedge the exposure to movements in the three-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreased to $10 million on December 31, 2010 and will decrease to $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of July 2, 2011, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.5 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. The unrealized loss of $1.5 million as of July 2, 2011 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources

On October 27, 2010, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 5, 2010 through November 5, 2011. Through the end of the second quarter of 2011, we have not made any repurchases under this authorization.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through July 2, 2011, we have not provided for U.S. income taxes on approximately $96.1 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $0.6 million.

In 2005, Composites LLC sold its composites business, which is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including warranty obligations related to products manufactured prior to the sale date. At July 2, 2011, the accrued warranty costs for Composites LLC were $2.1 million, which represents the low end of the estimated range of warranty reserve required based on the level of claims received before the subsidiary ceased operations and judgments entered against it in litigation. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on judgments entered against it in litigation, if any.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $4 to $5 million during the remainder of 2011 for property, plant, and equipment. In addition, we expect to make cash contributions of $0.5 million to our Kadant Solutions division’s noncontributory defined benefit retirement plan during the remainder of 2011.

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

Item 4 – Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2011. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 2, 2011, our Chief Executive Officer and Chief Financial Officer concluded that as of July 2, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)         Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. Although global markets appeared to be recovering in recent periods from the extreme disruptions which began in 2008, uncertainty about continuing economic stability and the potential for another recession has become heightened in the second half of 2011. Our business and performance was significantly affected by the global economic crisis and would be negatively affected by a return of economic uncertainty, either globally or regionally. Uncertainty about global and regional economic conditions negatively affected, and may in the future negatively affect, demand for our customers’ products and for our products, especially our capital equipment products. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased

KADANT INC.

spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Any renewed financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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

We have historically had significant revenues from China, operate significant manufacturing facilities in China, and expect to manufacture and source more of our equipment and components from China in the future. As a result, we are exposed to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. Policies of the Chinese government to target slower economic growth to avoid inflation, such as those announced in early 2010, may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects.
 Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by a period of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Paper companies in China are scheduled to bring online significant capacity additions in the second half of 2011, which could lead to short-term overcapacity in some grades and potentially impact the timing of our orders from paper companies as the additional capacity is absorbed. This could negatively affect our bookings and revenue activity in China.
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

We experienced a large increase in demand for our stock-preparation products in China beginning in the fourth quarter of 2010. We have implemented a program to meet this demand, which includes expanding our manufacturing capacity in China, hiring additional workers, and accelerating investment in capital equipment. In some cases, we may shift production to our other manufacturing plants outside of China. While we have made significant progress toward implementing our plans and continue to believe that we will meet all of our customer commitments, there can be no assurance that we will be successful, which could expose us to contractual penalties. In addition, a shift to higher-cost production facilities may reduce our gross profit margins on these products. Our business and reputation could be damaged by our inability to perform and our financial performance could suffer as a consequence.

KADANT INC.

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

During the first six months of 2011 and 2010, approximately 60% and 56%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

KADANT INC.

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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $10 million outstanding under the 2008 Credit Agreement as of July 2, 2011 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

KADANT INC.

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of July 2, 2011, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.5 million as of July 2, 2011. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
 Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. The 2008 Credit Agreement includes certain financial covenants, and our failure to comply with these covenants could result in an event of default under the 2008 Credit Agreement, the swap agreements, and our other credit facilities, and would have significant negative consequences for our current operations and our future ability to fund our operations and grow our business. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets.

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

The discontinued operation has experienced significant liabilities associated with warranty claims related to its composite decking products manufactured prior to the sale of the business in 2005. The accrued warranty costs of the discontinued operation as of July 2, 2011 represents the low end of the estimated range of warranty costs based on the level of claims received before Composites LLC ceased operations and judgments entered against it in litigation. Composites LLC has calculated that the total potential warranty cost ranges from $2.1 million to approximately $13.1 million. The high end of the range represents the estimated maximum level of warranty claims remaining based on the total sales of the products under warranty. On September 30, 2007, the discontinued operation ceased doing business and has no employees or other service providers to collect or process warranty claims. Composites LLC will continue to record adjustments to accrued warranty costs to reflect the minimum amount of the potential range of loss for products under warranty based on any judgments entered against it in litigation, which will adversely affect our consolidated results.

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

KADANT INC.

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

Our share price will fluctuate.

Stock markets in general and our common stock in particular experienced significant price and volume volatility during the 2008 to 2009 recession, have recently experienced significant volatility, and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
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

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay transactions that our shareholders may favor.

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
           -          prohitit shareholder action by written consent, and
           -          establish advance notice requirements for moninations for election to our board of directors or for proposing matters that can be acted on by shareholders or shareholder meetings.

KADANT INC.

Prior to July 2011, the Company had a shareholder rights plan, which may have had anti-takeover effects under certain circumstances. This shareholder rights plan expired by its terms in July 2011 and was not renewed by our board of directors. However, our board of directors could adopt a new shareholder rights plan in the future that could have anti-takeover effects and might discourage, delay, or prevent a merger or acquisition that our board of directors does not believe is in our best interests and those of our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August, 2011.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Amended and Restated 2006 Equity Incentive Plan of the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 [File No. 1-11406] filed with the Commission on May 11, 2011 and incorporated in this document by reference.*

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

* Management contract or compensatory plan or arrangement.
** Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Income for the three months and six months ended July 2, 2011 and July 3, 2010, (ii) Condensed Consolidated Balance Sheet at July 2, 2011 and January 1, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2011 and July 3, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.