Form 10-Q
period 2011-10-26
KADANT INC
filed 2011-11-09
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, $.01 par value	11,923,856

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	October 1,	January 1,
(In thousands)	2011	2011

Current Assets:
Cash and cash equivalents	$46,851	$61,805
Restricted cash (Note 2)	1,188	–
Accounts receivable, less allowances of $2,409 and $2,185	55,523	49,897
Inventories (Note 6)	58,540	41,628
Other current assets	12,551	9,876
Assets of discontinued operation	380	401
Total Current Assets	175,033	163,607

Property, Plant, and Equipment, at Cost	105,119	99,346
Less: accumulated depreciation and amortization	66,008	62,435
	39,111	36,911

Other Assets	40,166	38,266

Goodwill	107,565	97,988

Total Assets	$361,875	$336,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	October 1,	January 1,
(In thousands, except share amounts)	2011	2011

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$500	$5,500
Accounts payable	23,655	23,756
Accrued payroll and employee benefits	15,960	15,739
Customer deposits	24,529	19,269
Other current liabilities	28,658	17,940
Liabilities of discontinued operation (Note 17)	3,652	2,397
Total Current Liabilities	96,954	84,601

Other Long-Term Liabilities	26,504	27,620

Long-Term Obligations (Note 8)	16,875	17,250

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	92,983	92,935
Retained earnings	186,874	165,131
Treasury stock at cost, 2,700,303 and 2,369,422 shares	(56,195)	(48,786)
Accumulated other comprehensive items (Note 4)	(3,448)	(3,586)
Total Kadant Shareholders’ Investment	220,360	205,840
Noncontrolling interest	1,182	1,461
Total Shareholders’ Investment	221,542	207,301

Total Liabilities and Shareholders’ Investment	$361,875	$336,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	October 1,	October 2,
(In thousands, except per share amounts)	2011	2010

Revenues	$84,358	$66,516

Costs and Operating Expenses:
Cost of revenues	48,347	37,214
Selling, general, and administrative expenses	26,080	22,465
Research and development expenses	1,408	1,326
Other income (Note 10)	(2,282)	(748)
	73,553	60,257

Operating Income	10,805	6,259

Interest Income	122	54
Interest Expense	(254)	(311)

Income from Continuing Operations Before Provision for Income Taxes	10,673	6,002
Provision for Income Taxes	774	1,431

Income from Continuing Operations	9,899	4,571
Loss from Discontinued Operation (net of income tax benefit of $224 and $2)	(1,156)	(5)

Net Income	8,743	4,566

Net Income Attributable to Noncontrolling Interest	(95)	(69)

Net Income Attributable to Kadant	$8,648	$4,497

Amounts Attributable to Kadant:
Income from Continuing Operations	$9,804	$4,502
Loss from Discontinued Operation	(1,156)	(5)
Net Income Attributable to Kadant	$8,648	$4,497

Earnings per Share from Continuing Operations Attributable to Kadant (Note 5):
Basic	$.81	$.36
Diluted	$.80	$.36

Earnings per Share Attributable to Kadant (Note 5):
Basic	$.71	$.36
Diluted	$.70	$.36

Weighted Average Shares (Note 5):
Basic	12,155	12,336

Diluted	12,276	12,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
(In thousands, except per share amounts)	2011	2010

Revenues	$238,495	$196,773

Costs and Operating Expenses:
Cost of revenues	130,685	109,428
Selling, general, and administrative expenses	76,374	66,270
Research and development expenses	4,123	3,904
Restructuring costs and other income, net (Note 10)	(2,282)	(1,071)
	208,900	178,531

Operating Income	29,595	18,242

Interest Income	343	124
Interest Expense	(810)	(1,008)

Income from Continuing Operations Before Provision for Income Taxes	29,128	17,358
Provision for Income Taxes (Note 7)	5,974	3,864

Income from Continuing Operations	23,154	13,494
Loss from Discontinued Operation (net of income tax benefit of $229 and $7)	(1,165)	(14)

Net Income	21,989	13,480

Net Income Attributable to Noncontrolling Interest	(246)	(152)

Net Income Attributable to Kadant	$21,743	$13,328

Amounts Attributable to Kadant:
Income from Continuing Operations	$22,908	$13,342
Loss from Discontinued Operation	(1,165)	(14)
Net Income Attributable to Kadant	$21,743	$13,328

Earnings per Share from Continuing Operations Attributable to Kadant (Note 5):
Basic	$1.87	$1.08
Diluted	$1.85	$1.07

Earnings per Share Attributable to Kadant (Note 5):
Basic	$1.78	$1.08
Diluted	$1.76	$1.07

Weighted Average Shares (Note 5):
Basic	12,248	12,391

Diluted	12,387	12,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended
	October 1,	October 2,
(In thousands)	2011	2010

Operating Activities:
Net income attributable to Kadant	$21,743	$13,328
Net income attributable to noncontrolling interest	246	152
Loss from discontinued operation	1,165	14
Income from continuing operations	23,154	13,494
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,947	5,281
Stock-based compensation expense	2,921	2,018
Provision for losses on accounts receivable	1,013	587
Gain on the sale of property, plant, and equipment	(2,323)	(1,029)
Other items, net	(713)	734
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,778)	(7,327)
Unbilled contract costs and fees	(1,014)	(1,098)
Inventories	(14,465)	(5,138)
Other current assets	(720)	(597)
Accounts payable	(1,089)	3,537
Other current liabilities	12,241	5,933
Contributions to pension plan	(675)	(1,975)
Net cash provided by continuing operations	19,499	14,420
Net cash provided by discontinued operation	111	6
Net cash provided by operating activities	19,610	14,426

Investing Activities:
Acquisitions, net of cash acquired (Note 3)	(15,358)	(5,774)
Purchases of property, plant, and equipment	(5,473)	(2,035)
Proceeds from sale of property, plant, and equipment	2,329	2,893
Dividend paid to minority shareholder	(579)	–
Other, net	58	(60)
Net cash used in continuing operations for investing activities	(19,023)	(4,976)

Financing Activities:
Repayments of short- and long-term obligations	(10,892)	(375)
Purchases of Company common stock	(9,445)	(4,407)
Proceeds from issuance of short-and long-term obligations	5,000	–
Change in restricted cash (Note 2)	(1,188)	–
Proceeds from issuance of Company common stock	149	–
Other, net	7	13
Net cash used in continuing operations for financing activities	(16,369)	(4,769)

Exchange Rate Effect on Cash and Cash Equivalents	828	(870)

Change in Cash from Discontinued Operation	–	1

(Decrease) Increase in Cash and Cash Equivalents	(14,954)	3,812
Cash and Cash Equivalents at Beginning of Period	61,805	45,675
Cash and Cash Equivalents at End of Period	$46,851	$49,487

Non-cash Investing Activities:
Fair value of assets acquired	$21,808	$4,672
Cash paid for acquired business	(15,849)	(3,299)
Liabilities assumed of acquired business	$5,959	$1,373

Non-cash Financing Activities:
Issuance of Company common stock	$2,009	$422

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at October 1, 2011, and its results of operations for the three- and nine-month periods ended October 1, 2011 and October 2, 2010, and cash flows for the nine-month periods ended October 1, 2011 and October 2, 2010. Interim results are not necessarily indicative of results for a full year.

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

As of October 1, 2011, the Company had $1,188,000 of restricted cash. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees will expire by September 30, 2012.

3.	Acquisitions

           On May 27, 2011, the Company’s Kadant Johnson Europe B.V. subsidiary acquired all the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of equipment that cleans paper machine fabrics and rolls. The aggregate purchase price for this acquisition was $16,104,000, including $15,849,000 paid at closing and $255,000 to be paid in the fourth quarter of 2011. The purchase price included $910,000 of cash acquired and $517,000 of debt assumed.

The Company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies from combining the businesses. The Company anticipates several synergies in connection with this acquisition, including the use of the Company’s existing distribution channels to expand sales of the products of the acquired business.

The acquisition has been accounted for using the purchase method of accounting and the results of M-Clean have been included in the accompanying financial statements from the date of its acquisition. The Company recorded acquisition transaction costs of approximately $234,000 in the second quarter of 2011 in selling, general, and administrative expenses. Allocation of the purchase price for the acquisition was based on estimates of the fair values of the net assets acquired. The purchase price allocation includes identifiable intangible assets acquired of $5,777,000, which are being amortized using the straight-line method over a weighted-average period of 8 years. The excess of the acquisition purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $9,641,000, none of which is deductible for tax purposes. The allocation of the acquisition purchase price is subject to adjustment upon finalization of the valuations, and therefore the current measurements of inventory, intangible assets acquired, goodwill, assumed liabilities, and deferred income taxes are subject to change.

Pro forma disclosures of the results of operations are not required, as the acquisition is not considered a material business combination as outlined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations.”

In 2010, the Company’s Papermaking Systems segment completed acquisitions of a Canadian-based supplier of pressure screen baskets and a related dewatering equipment product line, as well as a European supplier of fluid-handling systems. The Company made additional purchase price payments totaling $419,000 in the first nine months of 2011 related to these acquisitions.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Comprehensive Income

Comprehensive income attributable to Kadant combines net income, other comprehensive items, and comprehensive income attributable to noncontrolling interest. Other comprehensive items represent certain amounts that are reported as components of shareholders’ investment in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred gains and losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred gains and losses on hedging instruments. The components of comprehensive income attributable to Kadant are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010

Net Income	$8,743	$4,566	$21,989	$13,480

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(6,852)	7,675	1,084	(2,043)
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $48 and $139 in the three and nine months ended October 1, 2011, respectively, and $40 and $148 in the three and nine months ended October 2, 2010, respectively)	97	76	(696)	280
Deferred (Loss) Gain on Hedging Instruments (net of income tax of $(157) and $(126) in the three and nine months ended October 1, 2011, respectively, and $164 and $(15) in the three and nine months ended October 2, 2010, respectively)	(403)	168	(196)	(500)
	(7,158)	7,919	192	(2,263)
Comprehensive Income	1,585	12,485	22,181	11,217
Comprehensive Income Attributable to Noncontrolling Interest	(21)	(197)	(300)	(91)
Comprehensive Income Attributable to Kadant	$1,564	$12,288	$21,881	$11,126

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.         Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share amounts)	2011	2010	2011	2010

Amounts Attributable to Kadant:
Income from Continuing Operations	$9,804	$4,502	$22,908	$13,342
Loss from Discontinued Operation	(1,156)	(5)	(1,165)	(14)
Net Income	$8,648	$4,497	$21,743	$13,328

Basic Weighted Average Shares	12,155	12,336	12,248	12,391
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	121	151	139	118
Diluted Weighted Average Shares	12,276	12,487	12,387	12,509

Basic Earnings per Share:
Continuing Operations	$.81	$.36	$1.87	$1.08
Discontinued Operation	(.10)	–	(.09)	–
Net Income	$.71	$.36	$1.78	$1.08

Diluted Earnings per Share:
Continuing Operations	$.80	$.36	$1.85	$1.07
Discontinued Operation	(.10)	–	(.09)	–
Net Income	$.70	$.36	$1.76	$1.07

Options to purchase approximately 81,600 and 161,200 shares of the Company’s common stock for the third quarters of 2011 and 2010, respectively, and 62,800 and 132,400 shares of the Company’s common stock for the first nine months of 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock during the period and the effect of their inclusion would have been anti-dilutive.

6.         Inventories

The components of inventories are as follows:

	October 1,	January 1,
(In thousands)	2011	2011

Raw Materials and Supplies	$24,606	$16,718
Work in Process	12,206	8,584
Finished Goods	21,728	16,326
	$58,540	$41,628

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.         Income Taxes

The provision for income taxes was $5,974,000 and $3,864,000 in the first nine months of 2011 and 2010, respectively, and represented 21% and 22% of pre-tax income. The effective tax rate of 21% in the first nine months of 2011 was lower than the Company’s statutory rate primarily due to the inclusion of a discrete tax benefit on $1,890,000 due to the recognition of previously unrecognized tax benefits that resulted primarily from the favorable settlement of a tax audit in a non-U.S. jurisdiction and the expiration of statutes of limitations in various jurisdictions. Also contributing to the effective tax rate of 21% in the first nine months of 2011 was the expected utilization of foreign tax credits that were fully reserved in prior periods and the favorable geographic distribution of worldwide earnings. The effective tax rate of 22% in the first nine months of 2010 was lower than the Company’s statutory rate primarily due to a favorable geographic distribution of earnings, the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved in prior periods, and the utilization of foreign tax credits in the U.S.

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of January 1, 2011 was $25,884,000, consisting of $11,375,000 in the U.S. and $14,509,000 in foreign jurisdictions. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of October 1, 2011, the Company was in a three-year cumulative income position in the U.S.; however, due to the uncertainty of profitability in future periods, the Company has maintained its full valuation allowance in the U.S. Assuming, among other positive and negative factors, that the Company meets its 2011 forecasted earnings in the U.S. and has sufficient 2012 forecasted earnings, it may release a portion of its U.S. valuation allowance during the fourth quarter of 2011. The Company’s full valuation allowance in certain foreign jurisdictions was maintained as of October 1, 2011 as a result of the foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability. Assuming, among other positive and negative factors, that certain of the Company’s foreign subsidiaries meet their 2011 forecasted earnings and have sufficient 2012 forecasted earnings, these foreign jurisdictions would be in a three-year cumulative income position and a portion of the foreign valuation allowance may be released during the fourth quarter of 2011.

8.         Long-Term Obligations

Long-term obligations are as follows:

	October 1,	January 1,
(In thousands)	2011	2011

Revolving Credit Facility	$10,000	$15,000
Variable Rate Term Loan, due from 2011 to 2016	7,375	7,750
Total Short- and Long-Term Obligations	17,375	22,750
Less: Short-Term Obligations and Current Maturities	(500)	(5,500)
Long-Term Obligations, less Current Maturities	$16,875	$17,250

The weighted average interest rate for the Company’s long-term obligations was 4.88% as of October 1, 2011.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The principal on any borrowings made under the 2008 Credit

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Long-Term Obligations (continued)

Agreement is due on February 13, 2013. As of October 1, 2011, the outstanding balance on the 2008 Credit Agreement was $10,000,000 and the Company had $63,819,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement. The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. As of October 1, 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7,375,000. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan, pursuant to mortgage and security agreements dated May 4, 2006.

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Nine Months Ended
(In thousands)	October 1, 2011

Balance at January 1, 2011	$3,778
Provision	1,373
Usage	(1,563)
Acquired	86
Currency translation	77
Balance at October 1, 2011	$3,751

See Note 17 for warranty information related to the discontinued operation.

10.         Restructuring Costs and Other Income, Net

  Other income in the three- and nine-month periods ended October 1, 2011 consisted of a pre-tax gain of $2,282,000 from the sale of real estate in China. Other income in the three-month period ended October 2, 2010 consisted of a pre-tax gain of $748,000 from the sale of real estate in the U.S. Restructuring costs and other income, net in the first nine months of 2010 consisted of restructuring costs of $181,000 from adjustments related to prior period restructurings, a pre-tax gain of $1,033,000 from the sale of real estate in the U.S., and a curtailment gain on a pension liability of $219,000 associated with the reduction of 25 full-time positions in France.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.        Restructuring Costs and Other Income, Net (continued)

 A summary of the changes in accrued restructuring costs is as follows:
(In thousands)	Severance Costs

2008 Restructuring Plan
Balance at January 1, 2011	$433
Payments	(65)
Currency translation	13
Balance at October 1, 2011	$381

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
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010

Revenues:
Papermaking Systems	$82,883	$65,269	$230,038	$189,691
Fiber-based Products	1,475	1,247	8,457	7,082
	$84,358	$66,516	$238,495	$196,773

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$14,573	$10,101	$38,343	$27,300
Corporate and Fiber-based Products (a)	(3,768)	(3,842)	(8,748)	(9,058)
Total Operating Income	10,805	6,259	29,595	18,242
Interest Expense, Net	(132)	(257)	(467)	(884)
	$10,673	$6,002	$29,128	$17,358

Capital Expenditures:
Papermaking Systems	$1,371	$650	$5,281	$1,710
Corporate and Fiber-based Products	138	93	192	325
	$1,509	$743	$5,473	$2,035

 (a)         Corporate primarily includes general and administrative expenses.

12.         Stock-Based Compensation

Stock Options

  On March 9, 2011, the Company granted stock options to purchase 81,637 shares of the Company’s common stock to certain officers of the Company. The stock options will vest in three equal annual installments beginning on March 9, 2012, provided that the executive officer remains employed by the Company on the applicable vesting dates. In addition, in 2010, the Company granted stock options to purchase 140,000 shares of the Company’s common stock to certain officers of the Company. The Company is recognizing compensation expense associated with these stock options ratably over the vesting period based on the grant date fair value. Compensation expense of $173,000 and $86,000 associated with these stock options was recognized in the third quarters of 2011 and 2010, respectively, and $455,000 and $201,000 in the first nine months of 2011 and 2010,

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.      Stock-Based Compensation (continued)

respectively. Unrecognized compensation expense related to these stock options totaled approximately $1,342,000 at October 1, 2011, and will be recognized over a weighted average period of 2.1 years.

A summary of the Company’s stock option activity for the first nine months of 2011 is as follows:
	Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Options Outstanding at January 1, 2011	161	$14.82
Granted	82	$24.90
Exercised	(8)	$20.01
Options Outstanding at October 1, 2011	235	$18.15	8.4 years

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

Performance-Based Restricted Stock Units

On March 9, 2011, the Company granted to certain officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 56,698 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $24.90 per share. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2011 fiscal year, which is the target adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined and adjusted in accordance with the RSU agreement, generated from continuing operations. The target RSU amount is adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 115% of the target adjusted EBITDA results in an adjustment of 50% to 150% of the target RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2011 fiscal year, all RSUs will be forfeited. In the first nine months of 2011, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 150% of the target RSU amount. Following the determination of the number of RSUs earned based on the performance measure, the RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2012, 2013, and 2014, provided that the officer is employed by the Company on the applicable vesting dates. The Company also granted performance-based RSUs to certain officers of the Company in prior periods.

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

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company recognizes compensation expense associated with performance-based RSUs ratably over each vesting tranche based on the grant date fair value. Compensation expense of $426,000 and $362,000 associated with performance-based RSUs was recognized in the third quarters of 2011 and 2010, respectively, and $1,120,000 and $986,000 in the first nine months of 2011 and

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Stock-Based Compensation (continued)

2010, respectively. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,698,000 at October 1, 2011, and will be recognized over a weighted average period of 1.5 years.

Time-Based Restricted Stock Units

The Company granted 357 time-based RSUs on May 25, 2011 and 3,000 time-based RSUs on May 27, 2011 to certain employees of the Company with a grant date fair value of $26.98 and $29.34 per share, respectively. On March 9, 2011, the Company granted 60,988 time-based RSUs to certain employees of the Company with a grant date fair value of $24.90 per share. The RSUs generally vest in three equal installments on March 10 of 2012, 2013, and 2014. The Company also granted time-based RSUs in prior periods to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Compensation expense of $251,000 and $216,000 associated with these time-based RSUs was recognized in the third quarters of 2011 and 2010, respectively, and $801,000 and $563,000 in the first nine months of 2011 and 2010, respectively. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,919,000 at October 1, 2011, and will be recognized over a weighted average period of 2.1 years.

A summary of the changes in the Company’s unvested RSUs for the first nine months of 2011 is as follows:
	Units (In thousands)	Weighted Average Grant-Date Fair Value

Unvested RSUs at January 1, 2011	312	$16.77
Granted	156	$24.91
Vested	(128)	$21.78
Forfeited	(9)	$8.81
Unvested RSUs at October 1, 2011	331	$18.86

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.        Employee Benefit Plans (continued)

 The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	October 1, 2011		October 2, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$209	$51	$197	$25
Interest cost	324	61	322	54
Expected return on plan assets	(359)	–	(347)	–
Recognized net actuarial loss	107	7	110	3
Amortization of prior service cost (income)	14	4	14	(15)
Net periodic benefit cost	$295	$123	$296	$67

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	5.25%	5.05%	5.75%	4.84%
Expected long-term return on plan assets	6.25%	–	7.00%	–
Rate of compensation increase	4.00%	3.24%	4.00%	2.00%

	Nine Months Ended		Nine Months Ended
(In thousands)	October 1, 2011		October 2, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost (Income):
Service cost	$645	$141	$623	$76
Interest cost	975	174	972	164
Expected return on plan assets	(1,071)	–	(1,065)	–
Recognized net actuarial loss	326	21	327	9
Amortization of prior service cost (income)	42	3	42	(45)
Net periodic benefit cost	917	339	899	204
Curtailment gain	–	–	–	(219)
Net periodic benefit cost (income)	$917	$339	$899	$(15)

The weighted average assumptions used to determine net periodic benefit cost (income) are as follows:

Discount rate	5.25%	5.03%	5.75%	5.01%
Expected long-term return on plan assets	6.25%	–	7.00%	–
Rate of compensation increase	4.00%	3.14%	4.00%	2.00%

The Company recognized a curtailment gain of $219,000 in the nine-month period ended October 2, 2010 associated with the reduction of 25 full-time positions in France.

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

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreased to $10,000,000 on December 31, 2010 and will decrease to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63%. The fair values for these instruments as of October 1, 2011 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of October 1, 2011, the Company was in compliance with these covenants. The unrealized loss of $1,540,000 as of October 1, 2011 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.       Derivatives (continued)

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized gains of $10,000 and $44,000 in the third quarters of 2011 and 2010, respectively, and gains of $91,000 and $14,000 in the first nine months of 2011 and 2010, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		October 1, 2011		January 1, 2011
	Balance Sheet	Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$42	$563	$131	$1,794
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(379)	$7,998	$(59)	$1,056
Interest rate swap agreements	Other Long-Term Liabilities	$(1,540)	$17,375	$(1,595)	$17,750

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$10	$1,461	$–	$–
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$–	$–	$(48)	$1,816

(a)	See Note 15 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during the first nine months of 2011.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.       Derivatives (continued)

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the nine-month period ended October 1, 2011:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 1, 2011	$1,290	$(50)	$1,240
(Loss) gain reclassified to earnings (a)	(428)	202	(226)
Loss recognized in OCI	373	49	422
Unrealized loss, net of tax, at October 1, 2011	$1,235	$201	$1,436

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of income.

As of October 1, 2011, $435,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

15.       Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of October 1, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$22,942	$–	$–	$22,942
Forward currency-exchange contracts	$–	$52	$–	$52

Liabilities:
Forward currency-exchange contracts	$–	$379	$–	$379
Interest rate swap agreements	$–	$1,540	$–	$1,540

	Fair Value as of January 1, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$28,156	$–	$–	$28,156
Forward currency-exchange contracts	$–	$131	$–	$131

Liabilities:
Forward currency-exchange contracts	$–	$107	$–	$107
Interest rate swap agreements	$–	$1,595	$–	$1,595

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.       Fair Value Measurements (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2011. The Company’s financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents are comprised of money market funds and time deposits that are highly liquid and easily tradable. These investments are fair valued using inputs observable in active markets. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company’s debt obligations are as follows:

	October 1, 2011		January 1, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$16,875	$16,875	$17,250	$17,250

The carrying value of long-term debt obligations approximates fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

16.        Recent Accounting Pronouncements

    Intangibles - Goodwill and Other. In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in Topic 350. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. Adoption of this new guidance will not have an impact on the Company’s results of operations or financial position.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this new rule in fiscal 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have an impact on the Company’s results of operations or financial position.

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

On October 24, 2011, the Company, its Composites LLC subsidiary, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. In connection with the settlement, which is subject to court approval, the Company incurred a charge of $1,185,000 (reported in loss from discontinued operation) in the third quarter of 2011. As of the end of the third quarter of 2011, the Company has accrued $2,577,000 for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, the Company will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5,000,000 as agreed in the settlement agreement. The Company also accrued $710,000 as of the end of the third quarter of 2011 for the payment of the plaintiffs’ legal fees and incentives to representatives of the class, as agreed in the settlement agreement.

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

On May 27, 2011, our Kadant Johnson Europe B.V. subsidiary acquired all the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of equipment that cleans paper machine fabrics and rolls. The aggregate purchase price for this acquisition was $16.1 million, including $15.8 million paid at closing and $0.3 million to be paid in the fourth quarter of 2011. The purchase price included $0.9 million of cash acquired and $0.5 million of debt assumed. We believe that the acquisition of this business will enhance our Papermaking Systems segment’s water management product offerings, strengthen our market position in Europe and China, and offer growth opportunities in North America.

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

-	Water-management: systems and equipment used to continuously clean paper machine fabrics and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse.

KADANT INC.

Overview (continued)

Fiber-based Products

          We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Discontinued Operation

In 2005, our Composites LLC subsidiary sold substantially all of its assets to a third party. Under the terms of the asset purchase agreement, Composites LLC retained certain liabilities associated with the operation of the business prior to the sale, including the warranty obligations related to products manufactured prior to the sale date. Composites LLC retained all of the cash proceeds received from the asset sale and continued to administer and pay warranty claims from the sale proceeds into the third quarter of 2007. On September 30, 2007, Composites LLC announced that it no longer had sufficient funds to honor warranty claims, was unable to pay or process warranty claims, and ceased doing business. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

On October 24, 2011, we, our Composites LLC subsidiary, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. In connection with the settlement, we incurred a charge of $1.2 million (reported in loss from discontinued operation) in the third quarter of 2011. As of the end of the third quarter of 2011, we accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. We also accrued $0.7 million as of the end of the third quarter of 2011 for the payment of the plaintiffs’ legal fees and incentives to representatives of the class, as agreed in the settlement agreement. The settlement is subject to court approval and there is no assurance that it will be approved in its present form or at all.

International Sales

During the first nine months of 2011 and 2010, approximately 63% and 57%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency-exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

KADANT INC.

Overview (continued)

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, printing and writing grades are experiencing weaker demand, while containerboard and tissue producers, which make up a substantial portion of our customers, continue to see relatively healthy demand. Operating rates for containerboard producers are estimated by Resource Information Systems Inc. to be 95% for the first nine months of 2011. Overall, we believe that higher mill operating rates lead to increased demand for our spare parts and consumables products. Many North American paper producers are also facing increases in input costs, particularly with respect to fiber and energy. In many cases, we believe increased input costs will benefit our business since the return on investment of many of our products is based on increasing fiber yield and lowering energy costs. Our revenues in North America in the third quarter of 2011 increased 10% compared to last year’s third quarter and bookings were up 85% in the third quarter of 2011 compared to the prior year quarter primarily as a result of a few large stock preparation orders that are for mills both inside and outside North America.

In Europe, despite an uncertain economic environment, we experienced growth in both revenues and bookings in the second and third quarters of 2011 compared to the prior year periods. Revenues in Europe increased 35% in the third quarter of 2011 compared to the third quarter of 2010, while bookings increased 59% compared to the same period. Our European businesses serve other parts of the world outside Western Europe including the Middle East, India, Southeast Asia and parts of South America. The macroeconomic conditions in Western Europe currently are tenuous and could adversely affect our business if they deteriorate further.

In China, our revenues increased significantly in the third quarter of 2011 primarily due to large stock-preparation capital orders booked late last year, some of which were shipped in the third quarter of 2011. Revenues in China increased 72% in the third quarter of 2011 compared to the prior year period. However, our bookings, which can be more variable than revenues, decreased 14% in the third quarter of 2011 compared to the prior year period and decreased 56% from the second quarter of 2011. Bookings in China tend to be more variable compared to other regions in which we operate due to the larger proportions of capital orders there. Paper companies in China are scheduled to bring online significant capacity additions through the first half of 2012, which could lead to short-term overcapacity in some grades and potentially impact the timing of our orders from paper companies as the additional capacity is absorbed. However, we continue to have several active prospects, although not at the level of the fourth quarter of 2010 or first quarter of 2011. We continue to optimize our manufacturing capacity in China to meet the demand resulting from the strong bookings in the fourth quarter of 2010 and the first quarter of 2011. We are anticipating recognizing significant revenues from China in the fourth quarter of 2011 and first half of 2012 from orders previously received, although the timing of this revenue is dependent on customer-requested delivery dates and the receipt of progress payments.

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

We anticipate our gross margin performance will be lower in the fourth quarter as compared to the first three quarters of 2011 primarily due to the shipment of large capital projects resulting in an unfavorable change in product mix. For the fourth quarter of 2011, we expect to report diluted earnings per share (EPS) of $.56 to $.58 from continuing operations, on revenues of $92 to $94 million. For the full year, we expect to achieve diluted EPS from continuing operations of $2.42 to $2.44 on revenues of $330 to $332 million, revised from our previous guidance of $2.15 to $2.25 on revenues of $325 to $335 million. Adjusted diluted EPS from continuing operations for the year, excluding the gain on the sale of assets and benefit from discrete tax items recorded in the third quarter of 2011, is expected to be $2.09 to $2.11, as compared to our previous guidance of $2.15 to $2.25. Adjusted diluted EPS is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

KADANT INC.

Results of Operations

Third Quarter 2011 Compared With Third Quarter 2010

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2011 and 2010. The results of operations for the fiscal quarter ended October 1, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	October 1,	October 2,
	2011	2010

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	57	56
Selling, general, and administrative expenses	31	34
Research and development expenses	2	2
Other income	(3)	(1)
	87	91

Operating Income	13	9

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	13	9
Provision for Income Taxes	1	2

Income from Continuing Operations	12%	7%

Revenues

Revenues for the third quarters of 2011 and 2010 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Three Months Ended
	October 1,	October 2,
(In thousands)	2011	2010

Revenues:
Papermaking Systems	$82,883	$65,269
Fiber-based Products	1,475	1,247
	$84,358	$66,516

Papermaking Systems Segment. Revenues increased $17.6 million, or 27%, to $82.9 million in the third quarter of 2011 from $65.3 million in the third quarter of 2010, including a $4.0 million increase from the favorable effects of currency translation and a $1.6 million increase from the acquisition of M-Clean in May 2011. Revenues in all our major product lines increased over the third quarter of 2010, including $9.1 million, or 38%, from stock-preparation and $3.7 million, or 17%, from fluid-handling. Revenues for our capital products increased $13.6 million, or 52%, from the third quarter of 2010, primarily due to the sale of systems from our stock-preparation product line in China.

Revenues in the Papermaking Systems segment increased $17.6 million in the third quarter of 2011 compared to the third quarter of 2010, primarily driven by increases in China and Europe. In China, we saw a significant increase in revenues from the shipment of large capital orders received in late 2010 and early 2011 as the paper industry added capacity to meet demand from growth in the region as well as to compensate for government shutdowns of smaller inefficient mills. Our revenues in China increased $7.8 million, or 72%, in the third quarter of 2011 compared to the prior year quarter. In Europe, there was increased demand for our capital and aftermarket products, especially in our fluid-handling product line, resulting in an increase in revenues of $7.4 million, or 35%, in this region in the third quarter of 2011 compared to the prior year quarter.

KADANT INC.

Results of Operations (continued)

Fiber-based Products. Revenues increased $0.3 million, or 18%, to $1.5 million in the third quarter of 2011 from $1.2 million in the third quarter of 2010 primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line and the changes in revenues by product line between the third quarters of 2011 and 2010 including and excluding the effect of currency translation. The change in revenues excluding the effect of currency translation represents the change resulting from the conversion of current period revenues in local currency into U.S. dollars at the prior period exchange rates, and then comparing this result to the prior period revenues in U.S. dollars. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	October 1, 2011	October 2, 2010	Increase	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$33.0	$23.9	$9.1	$7.6
Fluid-Handling	25.3	21.6	3.7	2.1
Doctoring	14.0	12.3	1.7	1.2
Water-Management	10.0	6.9	3.1	2.8
Other	0.6	0.6	–	(0.1)
	$82.9	$65.3	$17.6	$13.6

         Revenues in our stock-preparation product line in the third quarter of 2011 increased $7.6 million, or 32%, excluding a $1.5 million increase from the favorable effect of currency translation, compared to the third quarter of 2010, primarily due to higher demand for our capital products in China and, to a lesser extent, North America. In our fluid-handling product line, revenues in the third quarter of 2011 increased $2.1 million, or 10%, excluding a $1.6 million increase from the favorable effect of currency translation, compared to the prior year quarter primarily due to higher demand for our products in Europe offset, in part, by decreased demand for our capital products in North and South America. Revenues from our doctoring product line increased $1.2 million, or 10%, in the third quarter of 2011, excluding a $0.5 million increase from the favorable effect of currency translation, compared to the third quarter of 2010, primarily due to an increase in demand for our capital products in China and Europe and our parts and consumable products in North America and Europe. Revenues from our water-management product line increased $2.8 million, or 40%, in the third quarter of 2011, excluding a $0.3 million increase from the favorable effect of currency translation, compared to the third quarter of 2010, primarily due to the acquisition of M-Clean in May 2011 and increased demand for our capital products in North America.

Gross Profit Margin

         Gross profit margins for the third quarters of 2011 and 2010 are as follows:

	Three Months Ended
	October 1,	October 2,
	2011	2010

Gross Profit Margin:
Papermaking Systems	42.8%	44.4%
Fiber-based Products	36.5	28.3
	42.7%	44.1%

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 42.8% in the third quarter of 2011 from 44.4% in the third quarter of 2010. This decrease resulted from lower gross profit margins in our stock-preparation product line and an unfavorable change in product mix. We anticipate our gross margin performance will be lower in the fourth quarter as compared to the first three quarters of 2011 primarily due to the shipment of large capital projects resulting in an unfavorable change in product mix.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 36.5% in the third quarter of 2011 from 28.3% in the third quarter of 2010 primarily due to manufacturing efficiencies from the increase in revenues.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 31% and 34% in the third quarters of 2011 and 2010, respectively. Selling, general, and administrative expenses increased $3.6 million, or 16%, to $26.1 million in the third quarter of 2011 from $22.5 million in the third quarter of 2010. The increase in selling, general, and administrative expenses was largely due to increases of $1.0 million from the unfavorable effect of foreign currency translation, $0.9 million in operating costs from the acquisition of M-Clean, and $0.6 million in bad debt expense associated with a customer bankruptcy.

Total stock-based compensation expense was $1.0 million and $0.7 million in the third quarters of 2011 and 2010, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. As of October 1, 2011, unrecognized compensation cost related to stock-based compensation was approximately $5.1 million, which will be recognized over a weighted average period of 1.8 years.

Research and development expenses increased $0.1 million to $1.4 million in the third quarter of 2011 compared to $1.3 million in the third quarter of 2010 and represented 2% of revenues in both periods.

Other Income

Other income was $2.3 million and $0.7 million in the third quarters of 2011 and 2010, respectively, associated with gains on the sale of assets.

Interest Expense

Interest expense was $0.3 million in both the third quarters of 2011 and 2010.

Provision for Income Taxes

Our provision for income taxes was $0.8 million and $1.4 million in the third quarters of 2011 and 2010, respectively, and represented 7% and 24%, respectively, of pre-tax income. The effective tax rate of 7% in the third quarter of 2011 was lower than our statutory rate primarily due to the recognition of previously unrecognized tax benefits that resulted from the favorable settlement of a tax audit in a non-U.S. jurisdiction and the expiration of statutes of limitations in various jurisdictions, the expected utilization of foreign tax credits that were fully reserved in prior periods, and the favorable geographic distribution of worldwide earnings. The effective tax rate of 24% in the third quarter of 2010 was lower than our statutory rate primarily due to a favorable geographic distribution of earnings and the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved in prior periods. We expect our recurring tax rate to be approximately 27% to 28% for the full year 2011and our effective tax rate, which is net of discrete tax benefits, to be approximately 22%, neither of which includes any assumptions related to the potential reversal of a portion of our tax valuation allowance.

We have established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of January 1, 2011 was $25.9 million, consisting of $11.4 million in the U.S. and $14.5 million in foreign jurisdictions. Compliance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 740 requires us to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of October 1, 2011, we were in a three-year cumulative income position in the U.S.; however, due to the uncertainty of profitability in

KADANT INC.

Results of Operations (continued)

future periods, we have maintained our full valuation allowance in the U.S. Assuming, among other positive and negative factors, that we meet our 2011 forecasted earnings in the U.S. and have sufficient 2012 forecasted earnings, we may release a portion of our U.S. valuation allowance in the fourth quarter of 2011. Our full valuation allowance in certain foreign jurisdictions was maintained as of October 1, 2011 as a result of the foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability. Assuming, among other positive and negative factors, that certain of our foreign subsidiaries meet their 2011 forecasted earnings and have sufficient 2012 forecasted earnings, these foreign jurisdictions would be in a three-year cumulative income position and a portion of the foreign valuation allowance may be released during the fourth quarter of 2011.

Income from Continuing Operations

Income from continuing operations was $9.9 million in the third quarter of 2011 compared to $4.6 million in the third quarter of 2010. The increase in the 2011 period was primarily due to an increase in operating income of $4.5 million and, to a lesser extent, a decrease in our effective tax rate (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $1.2 million and $5 thousand in the third quarters of 2011 and 2010, respectively. On October 24, 2011, we, our subsidiary, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites between April 2002 and October 2003. In connection with the settlement, we incurred a charge of $1.2 million in the third quarter of 2011. As of the end of the third quarter of 2011, we have accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. We also accrued $0.7 million as of the end of the third quarter of 2011 for the payment of the plaintiffs’ legal fees and incentives to representatives of the class, as agreed in the settlement agreement. The settlement is subject to court approval and there is no assurance that it will be approved in its present form or at all.

Recent Accounting Pronouncements

Intangibles - Goodwill and Other. In September 2011, the FASB issued Accounting Standards Update (ASU)  No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in Topic 350. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. Adoption of this new guidance will not have an impact on our results of operations or financial position.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We will adopt this new rule in fiscal 2012. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have an impact on our results of operations or financial position.

KADANT INC.

Results of Operations (continued)

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

First Nine Months 2011 Compared With First Nine Months 2010

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first nine months of 2011 and 2010. The results of operations for the first nine months of 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	56
Selling, general, and administrative expenses	32	34
Research and development expenses	2	2
Restructuring costs and other income, net	(1)	(1)
	88	91

Operating Income	12	9

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	12	9
Provision for Income Taxes	2	2

Income from Continuing Operations	10%	7%

Revenues

Revenues for the first nine months of 2011 and 2010 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Nine Months Ended
	October 1,	October 2,
(In thousands)	2011	2010

Revenues:
Papermaking Systems	$230,038	$189,691
Fiber-based Products	8,457	7,082
	$238,495	$196,773

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues increased $40.3 million, or 21%, to $230.0 million in the first nine months of 2011 from $189.7 million in the first nine months of 2010, including a $9.5 million increase from the favorable effects of currency translation. Revenues in all our product lines increased, including $22.1 million, or 33%, from stock-preparation and $10.7 million, or 17%, from fluid-handling in the first nine months of 2011compared to the prior year period. Customers increased their spending on our capital equipment products, resulting in increased capital revenues of $25.6 million, or 34%, in the first nine months of 2011 compared to the first nine months of 2010. Revenues for our parts and consumables products in our Papermaking Systems segment increased $14.7 million, or 13%, from the first nine months of 2010 primarily due to increased demand for our products in Europe and North America.

Revenues in the first nine months of 2011 increased in all of our geographic regions compared to the first nine months of 2010, with the largest increases in China and Europe. In China, we saw a significant increase in revenues from large capital orders due to the continued economic growth in the region. Our revenues in China increased $18.4 million, or 74%, in the first nine months of 2011 compared to the prior year period. In Europe, our business benefited primarily from increased demand for our parts and consumables products, contributing to an overall increase in revenues of $12.6 million, or 20%, in this region in the first nine months of 2011 compared to the prior year period.

Fiber-based Products. Revenues increased $1.4 million, or 19%, to $8.5 million in the first nine months of 2011 from $7.1 million in the first nine months of 2010 primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line and the changes in revenues by product line between the first nine months of 2011 and 2010 including and excluding the effect of currency translation. The change in revenues excluding the effect of currency translation represents the change resulting from the conversion of current period revenues in local currency into U.S. dollars at prior period exchange rates, and then comparing this result to the prior period revenues in U.S. dollars. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Nine Months Ended		Increase Excluding Effect of
(In millions)	October 1, 2011	October 2, 2010	Increase	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$88.7	$66.6	$22.1	$18.6
Fluid-Handling	72.4	61.7	10.7	6.8
Doctoring	41.8	37.5	4.3	2.9
Water-Management	25.2	22.0	3.2	2.5
Other	1.9	1.9	–	–
	$230.0	$189.7	$40.3	$30.8

Revenues in our stock-preparation product line in the first nine months of 2011 increased $18.6 million, or 28%, excluding a $3.5 million increase from the favorable effect of currency translation, compared to the first nine months of 2010, primarily due to higher demand for our capital equipment in China. In our fluid-handling product line, revenues in the first nine months of 2011 increased $6.8 million, or 11%, excluding a $3.9 million increase from the favorable effect of currency translation, compared to the prior year period primarily due to higher demand for our products in Europe and, to a lesser extent, our parts and consumable products in North America. Revenues from our doctoring product line increased $2.9 million, or 8%, in the first nine months of 2011, excluding a $1.4 million increase from the favorable effect of currency translation, compared to the first nine months of 2010, primarily due to an increase in demand for our parts and consumables products in North America and Europe and our capital products in China. Revenues from our water-management product line increased $2.5 million, or 12%, in the first nine months of 2011, excluding a $0.7 million increase from the favorable effect of currency translation, compared to the first nine months of 2010, primarily due to the acquisition of M-Clean and an increase in demand for our capital products in Europe.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin

Gross profit margins for the first nine months of 2011 and 2010 are as follows:

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Gross Profit Margin:
Papermaking Systems	45.0%	44.3%
Fiber-based Products	50.3	46.8
	45.2%	44.4%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 45.0% in the first nine months of 2011 from 44.3% in the first nine months of 2010. This increase resulted from higher gross profit margins in all our product lines, except for our stock-preparation product line, which had a decrease in gross profit margins.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 50.3% in the first nine months of 2011 from 46.8% in the first nine months of 2010 primarily due to manufacturing efficiencies from the increase in revenues and, to a lesser extent, the lower cost of natural gas used in the production process.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 32% and 34% in the first nine months of 2011 and 2010, respectively. Selling, general, and administrative expenses increased $10.1 million, or 15%, to $76.4 million in the first nine months of 2011 from $66.3 million in the first nine months of 2010, including a $2.5 million increase from the unfavorable effect of foreign currency translation. The increase in selling, general, and administrative expenses was largely due to higher salary, incentive, and commission expenses partly associated with improved operating performance in the first nine months of 2011 compared to the prior year period and increased operating costs as a result of the recently acquired M-Clean business.

Total stock-based compensation expense was $2.9 million and $2.0 million in the first nine months of 2011 and 2010, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses increased $0.2 million to $4.1 million in the first nine months of 2011 compared to $3.9 million in the first nine months of 2010 and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net

Other income was $2.3 million in the first nine months of 2011 associated with the gain on the sale of real estate in China. Restructuring costs and other income, net was $1.1 million of income in the first nine months of 2010. Other income in the 2010 period included a gain of $1.1 million associated with the sale of real estate in the U.S. and a curtailment gain on a pension liability of $0.2 million associated with the reduction of 25 full-time positions in France. These gains were offset, in part, by restructuring costs of $0.2 million associated with previous restructuring plans.

Interest Income

Interest income increased to $0.3 million in the first nine months of 2011 from $0.1 million in the first nine months of 2010 primarily due to higher average foreign interest rates in the 2011 period.

Interest Expense

Interest expense decreased $0.2 million, or 20%, to $0.8 million in the first nine months of 2011 from $1.0 million in the first nine months of 2010 due to both lower outstanding borrowings and lower average domestic interest rates in the 2011 period compared to the 2010 period.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our provision for income taxes was $6.0 million and $3.9 million in the first nine months of 2011 and 2010, respectively, and represented 21% and 22%, respectively, of pre-tax income. The effective tax rate of 21% in the first nine months of 2011 was lower than our statutory rate primarily due to the recognition of previously unrecognized tax benefits that resulted from the favorable settlement of a tax audit in a non-U.S. jurisdiction and the expiration of statutes of limitations in various jurisdictions, the expected utilization of foreign tax credits that were fully reserved in prior periods, and the favorable geographic distribution of worldwide earnings. The effective tax rate of 22% in the first nine months of 2010 was lower than our statutory rate primarily due to a favorable geographic distribution of earnings, the expected release of valuation allowances associated with the expected utilization in 2010 of various deferred tax assets that had been fully reserved in prior periods, and the utilization of foreign tax credits in the U.S.

Income from Continuing Operations

Income from continuing operations was $23.2 million in the first nine months of 2011 compared to $13.5 million in the first nine months of 2010. The increase in the 2011 period was primarily due to an increase in operating income of $11.4 million offset, in part, by an increase in our provision for income taxes (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $1.2 million and $14 thousand in the first nine months of 2011 and 2010, respectively. On October 24, 2011, we, our subsidiary, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites between April 2002 and October 2003. In connection with the settlement, we incurred a charge of $1.2 million in the third quarter of 2011. As of the end of the third quarter of 2011, we have accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. We also accrued $0.7 million as of the end of the third quarter of 2011 for the payment of the plaintiffs’ legal fees and incentives to representatives of the class, as agreed in the settlement agreement.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $78.1 million at October 1, 2011, compared with $79.0 million at January 1, 2011. Included in working capital are cash and cash equivalents of $46.9 million and restricted cash of $1.2 million at October 1, 2011, compared with cash and cash equivalents of $61.8 million at January 1, 2011. At October 1, 2011, $39.9 million of cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2011

Our operating activities provided cash of $19.6 million in the first nine months of 2011. An increase in other current liabilities provided cash of $12.2 million in the first nine months of 2011. This increase was primarily associated with an increase of $5.5 million in billings in excess of costs and fees due to the timing of billings, and an increase in the receipt of customer deposits of $5.3 million. An increase in inventories used cash of $14.5 million in the first nine months of 2011, as we complete the manufacturing of large stock-preparation systems scheduled for delivery later in the year and in early 2012. In addition, in the first nine months of 2011 an increase in accounts receivable associated with increased revenues used cash of $4.8 million, and an increase in unbilled contract costs and fees due to the timing of billings used cash of $1.0 million.

Our investing activities used cash of $19.0 million in the first nine months of 2011 primarily for the acquisition of M-Clean, a European-based supplier of equipment that cleans paper machine fabrics and rolls, for approximately $14.9 million, net of cash acquired. We also used cash of $5.5 million for purchases of property, plant, and equipment in the first nine months of 2011. These uses of cash were offset, in part, by proceeds of $2.3 million from the sale of property, plant and equipment in the first nine months of 2011.

Our financing activities used cash of $16.4 million in the first nine months of 2011, including principal payments of $10.9 million on our outstanding debt obligations and $9.4 million for the repurchase of our common stock on the open market. During the first nine months of 2011, we also designated $1.2 million of cash as restricted for use as collateral for bank guarantees. All of these bank guarantees are scheduled to expire by September 30, 2012. These uses of cash were offset, in part, by borrowings of $5.0 million made under our revolving credit facility during the first nine months of 2011.

KADANT INC.

Liquidity and Capital Resources (continued)

First Nine Months of 2010

Our operating activities provided cash of $14.4 million in the first nine months of 2010. Increases in accounts receivable and inventories used cash of $12.5 million in the first nine months of 2010, while increases in accounts payable and other current liabilities provided cash of $9.5 million. The increase in accounts receivable of $7.3 million in 2010 was primarily due to the timing of customer payments in Europe and, to a lesser extent, increased sales in China. The increase in inventories of $5.1 million in 2010 was primarily due to delays in shipments of capital orders in China. The increase in other current liabilities of $5.9 million was primarily due to an increase in customer deposits as a result of increased order activity and an increase in accrued incentive compensation related to improved operating performance. The increase in accounts payable of $3.5 million in 2010 was primarily due to an increase in raw material purchases and the timing of payments in all our geographic regions.

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

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We can borrow up to $75 million under the 2008 Credit Agreement with a sublimit of $60 million within the 2008 Credit Agreement available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of October 1, 2011, the outstanding balance borrowed under the 2008 Credit Agreement was $10.0 million. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of October 1, 2011, we had $63.8 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

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

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of October 1, 2011, we were in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of October 1, 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7.4 million.

Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the mortgage and security agreements, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured

KADANT INC.

Liquidity and Capital Resources (continued)

judgments. In addition, the occurrence of an event of default under the 2008 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Interest Rate Swap Agreements

To hedge the exposure to movements in the three-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreased to $10 million on December 31, 2010 and will decrease to $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap
Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of October 1, 2011, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.5 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. The unrealized loss of $1.5 million as of October 1, 2011 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources

On October 27, 2010, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 5, 2010 through November 5, 2011. Through the end of the third quarter of 2011, we had repurchased 429,715 shares of our common stock for $9.4 million under this authorization. On October 26, 2011, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. From October 1, 2011 to October 28, 2011, we had not made any repurchases under these authorizations.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through October 1, 2011, we have not provided for U.S. income taxes on approximately $115.0 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $0.9 million.

In connection with the settlement of the class action lawsuit related to our discontinued composites building products business, we incurred a charge of $1.2 million (reported in loss from discontinued operation) in the third quarter of 2011. As of the end of the third quarter of 2011, we accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $3 million during the remainder of 2011 for property, plant, and equipment.

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

Item 4 – Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2011. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of October 1, 2011, our Chief Executive Officer and Chief Financial Officer concluded that as of October 1, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)       Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically had significant revenues from China, operate significant manufacturing facilities in China, and manufacture and source equipment and components from China. As a result, we are exposed to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. Policies of the Chinese government to target slower economic growth to avoid inflation, may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects.
 Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by a period of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Paper companies in China are scheduled to bring online significant capacity additions through the first half of 2012; however, this capacity growth has been uneven and the larger paper producers have recently announced delays in new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online, paper producers have often deferred and could in the future defer further investments until the market absorbs the new production.  This could negatively affect our bookings and revenue activity in China.
In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government. For this reason, we do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. We currently have a larger inventory than usual awaiting shipment to customers. We could have excess and obsolete inventory if contracts are cancelled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is cancelled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract. In those instances in which a letter of credit is required, it may represent 80% or more of the total order.

We may be unable to expand capacity sufficiently in China to meet current demand.

We experienced a large increase in demand for our stock-preparation products in China beginning in the fourth quarter of 2010. We have implemented a program to meet this demand, which includes expanding our manufacturing capacity in China, hiring additional workers, and accelerating investment in capital equipment. In some cases, we have shifted, and may continue in the future to shift, some production to our other manufacturing plants outside of China. While we have made significant progress toward implementing our plans and continue to believe that we will meet all of our customer commitments, there can be no assurance that we will be successful, which could expose us to contractual penalties. In addition, shifting to higher-cost production facilities outside China generally reduces our gross profit margins on these products. Our business and reputation could be damaged by our inability to perform and our financial performance could suffer as a consequence.

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

During the first nine months of 2011 and 2010, approximately 63% and 57%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

We have undertaken various restructuring measures in the past in response to changing market conditions in the countries in which we operate and in the pulp and paper industry in general, which have affected our business. We may engage in additional cost reduction programs in the future. We may not recoup the costs of programs we have already initiated, or other programs in which we may decide to engage in the future, the costs of which may be significant. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our results of operations. In addition, it is difficult to accurately forecast our financial performance in periods of economic uncertainty in a region or globally, and the efforts we have made or may make to align our cost structure may not be sufficient or able to keep pace with rapidly changing business conditions. Our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.

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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $10 million outstanding under the 2008 Credit Agreement as of October 1, 2011 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of October 1, 2011, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.5 million as of October

KADANT INC.

1, 2011. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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

The class action settlement regarding our discontinued composites building products business, if not approved by the court, could expose us to additional litigation, which if we are unable to successfully defend, could have a material adverse effect on our consolidated financial results.

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
We were previously named as co-defendants, together with Composites LLC and two other defendants, in several state class action complaints and one federal class action complaint filed in 2008 and 2009, as disclosed in our prior SEC filings. These complaints sought to recover damages associated with allegedly defective composite building products manufactured by Composites LLC between April 2002 and October 2003. This litigation has been dismissed, in the case of the federal class action, and voluntarily withdrawn without prejudice by the state plaintiffs. In October 2011, we, our Composites LLC subsidiary, and other co-defendants entered into an agreement with the plaintiff class representatives intended to settle these claims in a nationwide class action, filed in Connecticut state court. Under the settlement agreement, we have agreed to provide reimbursement to eligible settlement class members who submit a proof of claim, documenting, among other matters, original

KADANT INC.

proof of purchase and degradation. The total reimbursement is capped at $5.0 million and the settlement agreement is subject to the approval of the court. In connection with the settlement agreement, we and the other co-defendants have not admitted any wrongdoing, any violation of any statute or law, or the truth of any claims or allegations of the plaintiffs. The settlement is subject to court approval and there is no assurance that it will be approved in its  present form or at all. If the settlement is not approved by the court, we may be exposed to new complaints against us or the other indemnified parties. While we continue to believe any such asserted or possible claims against us or other indemnified parties would be without merit, the cost of litigation and the outcome, including any settlement, could adversely affect our consolidated financial results.
As of the end of the third quarter of 2011, we accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. Any increases in the amount of accrued claims beyond the amount of the reserve, would adversely affect our consolidated financial results.

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

KADANT INC.

Failure of our information systems or breaches of data security could impact our business.

We operate a geographically dispersed business and rely on the electronic storage and transmission of proprietary and confidential information, including technical and financial information, among our operations, customers and suppliers. In addition, for some of our operations, we rely on information systems controlled by third parties. System failures, network disruptions and breaches of data security could limit our ability to conduct business as normal, including our ability to communicate and transact business with our customers and suppliers; result in the loss or misuse of this information, the loss of business or customers, or damage to our brand or reputation; or interrupt or delay reporting our financial results. Such system failures or unauthorized access could be caused by external theft or attack, misconduct by our employees, suppliers, or competitors, or natural disasters. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Our share price will fluctuate.

Stock markets in general and our common stock in particular experienced significant price and volume volatility during the 2008 to 2009 recession, have experienced significant volatility in the third quarter of 2011, and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
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

Prior to July 2011, we had a shareholder rights plan, which may have had anti-takeover effects under certain circumstances. This shareholder rights plan expired by its terms in July 2011 and was not renewed by our board of directors. However, our board

KADANT INC.

of directors could adopt a new shareholder rights plan in the future that could have anti-takeover effects and might discourage, delay, or prevent a merger or acquisition that our board of directors does not believe is in our best interests and those of our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the third quarter of 2011:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
7/3/11 – 7/31/11	–	–	–	$20,000,000
8/1/11 – 8/31/11	429,715	$21.98	429,715	$10,554,872
9/1/11 – 10/1/11	–	–	–	$10,554,872
Total:	429,715	$21.98	429,715

(1)
On October 27, 2010, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 5, 2010 through November 5, 2011. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the third quarter of 2011, we repurchased 429,715 shares of our common stock for $9.4 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November, 2011.

KADANT INC.

/s/ Thomas M. O’Brien
Thomas M. O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Income for the three months and nine months ended October 1, 2011 and October 2, 2010, (ii) Condensed Consolidated Balance Sheet at October 1, 2011 and January 1, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.