Form 10-K
period 2011-12-31
KADANT INC
filed 2012-03-14
CIK 886346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of July 2, 2011, was approximately $381,910,000.

As of February 17, 2012, the Registrant had 11,646,703 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.

Annual Report on Form 10-K

for the Fiscal Year Ended December 31, 2011

Kadant Inc.	2011 Annual Report

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

On May 27, 2011, our Kadant Johnson Europe B.V. subsidiary acquired all the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of equipment used to clean paper machine fabrics and rolls. The aggregate purchase price for this acquisition was $16.1 million. The purchase price included $0.9 million of cash acquired and $0.5 million of debt assumed. We believe that the acquisition of this business will enhance our Papermaking Systems segment’s water management product offerings, strengthen our market position in Europe and China, and offer growth opportunities in North America.

Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Kadant Inc.	2011 Annual Report

Papermaking Systems

Our Papermaking Systems segment has a long and well-established history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or their predecessor companies have been in operation for more than 100 years. Our customer base includes major global paper manufacturers and with our equipment found in most of the world’s pulp and paper mills, we believe we have one of the largest installed bases of equipment in the pulp and paper industry. We manufacture our products in nine countries in Europe, North and South America, and Asia.

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
–

Turbulator® bars: Our steel or stainless steel axial bars, installed on the inside of cylinders, are used to induce turbulence in the condensate layer to improve the uniformity and rate of heat transfer through the cylinders.

–	Engineered steam and condensate systems: Our steam systems control the flow of steam from the boiler to the paper drying cylinders, collect condensed steam, and return it to the boiler to improve energy efficiency during the paper drying process. Our systems and equipment are also used to efficiently and effectively distribute steam in a wide variety of industrial processing applications.

Doctoring

We develop, manufacture, and market a wide range of doctoring systems and related consumables that continuously clean rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; and profiling systems that control moisture, web curl, and gloss during paper converting. Our principal doctoring products include:

–	Doctor systems and holders: Our doctor systems clean papermaking rolls to maintain the efficient operation of paper machines and other equipment by placing a blade against the roll at a constant and uniform pressure. A doctor system consists of the structure supporting the blade and the blade holder. A large paper machine may have as many as 100 doctor systems.

Kadant Inc.	2011 Annual Report

–	Profiling systems: We offer profiling systems that control moisture, web curl, and gloss during paper converting.
–	Doctor blades: We manufacture doctor and scraper blades made of a variety of materials including metal, bi-metal, or synthetic materials that perform a variety of functions including cleaning, creping, web removal, flaking, and the application of coatings. A typical doctor blade has a life ranging from eight hours to two months, depending on the application.

Water-management

We develop, manufacture, and market water-management systems and equipment used to continuously clean paper machine fabrics and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Our principal water-management systems include:

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

On October 24, 2011, we, our Composites LLC subsidiary, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. For more information regarding litigation arising from these claims, see Part I, Item 1A, “Risk Factors.”

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

Kadant Inc.	2011 Annual Report

Our research and development expenses were $5.7 million, $5.3 million, and $5.6 million in 2011*, 2010, and 2009, respectively.

Raw Materials

The primary raw materials used in our Papermaking Systems segment are steel, stainless steel, ductile iron, brass, and bronze, which have generally been available through a number of suppliers. To date, we have not needed to maintain raw material inventories in excess of our current needs to ensure availability.

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

Papermaking Systems

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2012 to 2031. From time to time, we enter into licenses of products with other companies that serve the pulp, papermaking, converting, and paper recycling industries.

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

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

*	Unless otherwise noted, references to 2011, 2010, and 2009 in this Annual Report on Form 10-K are for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

Kadant Inc.	2011 Annual Report

Dependency on a Single Customer

No single customer accounted for more than 10% of our consolidated revenues or more than 10% of the Papermaking Systems segment’s revenues in any of the past three years. During 2011, 2010, and 2009, approximately 63%, 58%, and 59%, respectively, of our sales were to customers outside the United States, principally in Europe and China.

Backlog

Our backlog of firm orders for the Papermaking Systems segment was $106.1 million and $92.7 million at year-end 2011 and 2010, respectively. The total consolidated backlog of firm orders was $107.7 million and $94.3 million at year-end 2011 and 2010, respectively. We anticipate that substantially all of the backlog at year-end 2011 will be shipped or completed during the next 12 months. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

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

We are a leading supplier of stock-preparation systems and equipment used for the preparation of recycled and virgin fibers in the production of paper, tissue, and paperboard. Several major competitors supply various pieces of equipment for this process. Our principal global competitors in this market are Voith Paper GmbH, Metso Corporation, and Maschinenfabrik Andritz AG. We compete in this market primarily on the basis of technical expertise, price, and product innovation. There are other competitors that specialize in segments within the white- and brown-paper markets.

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

We are a leading supplier of doctoring systems and equipment for paper machines. Our principal global competitors in this market are Joh. Clouth GmbH & Co. KG, Metso Corporation, and Bonetti, S.p.A. Because of the high capital cost of paper machines and the role of our doctoring equipment in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, price, and performance.

In our water-management product line, various competitors exist in the formation, shower and fabric-conditioning systems, and filtration systems markets. Principal competitors are Metso Corporation, Voith Paper GmbH, IBS-Paper Performance Group in formation, shower and fabric-conditioning systems, AstenJohnson’s Paperchine subsidiary in formation tables, and Spraying Systems Co. in shower systems. In addition, a variety of companies compete within the shower and fabric-conditioning systems and filtration systems markets. In each of these markets, we generally compete on the basis of process knowledge, application experience, product quality, price, and service.

Environmental Protection Regulations

We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Kadant Inc.	2011 Annual Report

Employees

As of year-end 2011, we had approximately 1,700 employees worldwide.

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

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2012:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)
Jonathan W. Painter	53	President and Chief Executive Officer (1997)
Eric T. Langevin	49	Executive Vice President and Chief Operating Officer (2006)
Thomas M. O’Brien	60	Executive Vice President and Chief Financial Officer (1994)
Jeffrey L. Powell	53	Senior Vice President (2009)
Sandra L. Lambert	56	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	50	Vice President, Finance and Chief Accounting Officer (2002)

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

Kadant Inc.	2011 Annual Report

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2012 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on worldwide and local economic conditions as well as the condition of the pulp and paper industry.

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. Although global markets appeared to be recovering in recent periods from the extreme disruptions which began in 2008, uncertainty about continuing economic stability and the potential for another recession became heightened in the second half of 2011 and continues into 2012. Uncertainty regarding the European economy due to the risk of sovereign debt defaults by certain European countries and the costs associated with resolving the sovereign debt crisis have negatively affected, and may in the future negatively affect, demand for our customers’ products, and as a consequence, our products and services as well. Our business and financial performance was significantly affected by the global economic crisis in 2008 and 2009 and would be negatively affected by a return of economic uncertainty, either globally or regionally. Uncertainty about global and regional economic conditions negatively affected, and may in the future negatively affect, demand for our customers’ products and for our products, especially our capital equipment products. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Any renewed financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.

Kadant Inc.	2011 Annual Report

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

We have historically had significant revenues from China, operate significant manufacturing facilities in China, and manufacture and source equipment and components from China. As a result, we are exposed to increased risk in the event of economic slowdowns, changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions. Policies of the Chinese government to target slower economic growth to avoid inflation may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects.

Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by a period of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Paper companies in China are scheduled to bring online significant capacity additions in 2012; however, this capacity growth has been uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have often deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This could negatively affect our bookings and revenues in China.

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

Kadant Inc.	2011 Annual Report

We recognize revenue for certain capital orders in China using the completed contract method. In some cases, we will be unable to recognize any revenue on completed orders until after installation or acceptance of the equipment. Furthermore, customers in China often demand that deliveries of previously-ordered equipment be delayed to future periods for any number of reasons. These factors have caused and will in the future cause our revenues recognized in China to vary greatly from period to period and be difficult to predict.

We may be unable to adjust operating costs and manufacturing sufficiently in China to meet demand.

The demand for our products in China can vary significantly from period to period. For example, we experienced a large increase in demand for our stock-preparation products in China in late 2010 and early 2011, which was followed by lower bookings levels in the second half of 2011. In periods of increased demand we may hire additional workers and may shift some production to our other manufacturing plants outside of China. If we are unable to meet increased demand we could be exposed to contractual penalties and our business and reputation could suffer. In addition, shifting to higher-cost production facilities outside China generally reduces our gross profit margins on these products. In periods of lower demand, we may seek to furlough or lay off workers or consolidate production in our manufacturing plants in China. We may be unable to adjust our operations to meet demand for a number of reasons, including our inability to obtain necessary government or labor union approvals. Our financial performance could suffer if we were unable to sufficiently adjust our operating costs or manufacturing to meet demand.

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

Kadant Inc.	2011 Annual Report

Our business is subject to economic, currency, political, and other risks associated with international sales and operations.

During 2011 and 2010, approximately 63% and 58%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:

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

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by volatile conditions in the financial markets, worldwide economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Any adverse changes to the soundness of our suppliers or customers may adversely affect our cash flow, profitability and financial condition.

Kadant Inc.	2011 Annual Report

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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $5 million outstanding under the 2008 Credit Agreement as of December 31, 2011 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:

–	increasing our vulnerability to adverse economic and industry conditions,
–	limiting our ability to obtain additional financing,
–	limiting our ability to pay dividends on or to repurchase our capital stock,
–	limiting our ability to complete a merger or an acquisition,
–	limiting our ability to acquire new products and technologies through acquisitions or licensing agreements, and
–	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

Kadant Inc.	2011 Annual Report

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of December 31, 2011, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.4 million as of December 31, 2011. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.

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

An increase in our reserve for claims to be paid in litigation involving our composites building products business could have a material adverse effect on our consolidated financial results.

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

Kadant Inc.	2011 Annual Report

purchaser of the business against losses arising from claims associated with the Retained Liabilities. This indemnification obligation is contractually limited to approximately $8.4 million. All activity related to this business is classified in the results of the discontinued operation in our consolidated financial statements.

In October 2011, we, our Composites LLC subsidiary, and other co-defendants entered into a nationwide class action settlement regarding allegedly defective composite building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. Under the settlement agreement, we have agreed to provide reimbursement up to a cap of $5.0 million in the aggregate to eligible settlement class members who submit a proof of claim, documenting, among other matters, original proof of purchase and degradation. In connection with the settlement agreement, we and the other co-defendants have not admitted any wrongdoing, any violation of any statute or law, or the truth of any claims or allegations of the plaintiffs.

As of year-end 2011, we accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. Any increases in the amount of accrued claims beyond the amount of the reserve would adversely affect our consolidated financial results.

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

Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:

–	competition with other prospective buyers resulting in our inability to complete an acquisition or in us paying substantial premiums over the fair value of the net assets of the acquired business,
–	inability to obtain regulatory approval, including antitrust approvals,
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
–	diversion of management’s attention away from other business concerns,
–	inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquisition,
–	assumption of significant liabilities, some of which may be unknown at the time,
–	potential future impairment of the value of goodwill and intangible assets acquired, and
–	identification of internal control deficiencies of the acquired business.

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

Kadant Inc.	2011 Annual Report

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

Our share price fluctuates and experiences price and volume volatility.

Stock markets in general and our common stock in particular experienced significant price and volume volatility in 2008 and 2009, have experienced significant volatility in the third and fourth quarters of 2011, and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the impact of accounting standards related to revenue recognition, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer, particularly in Asia, to comply with an order’s contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,

Kadant Inc.	2011 Annual Report

–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	impact of new acquisition accounting, including the treatment of acquisition and restructuring costs as period costs,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

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

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of year-end 2011 are as follows:

Papermaking Systems

We own approximately 1,711,000 square feet and lease approximately 130,000 square feet, under leases expiring on various dates ranging from 2012 to 2017, of manufacturing, engineering, and office space. In addition, in China we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2049 to 2061. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Theodore, Alabama, U.S.A; Weesp, The Netherlands; Wuxi, China; Hindas, Sweden; Guadalajara, Mexico; Bury, England; Sao Paulo, Brazil; Mason, Ohio, U.S.A; Huskvarna, Sweden; and Summerstown, Ontario, Canada.

Kadant Inc.	2011 Annual Report

Fiber-based Products

We own approximately 31,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 37,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.

Corporate

We lease approximately 10,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2017.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Kadant Inc.	2011 Annual Report

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “KAI”. The closing market price on the New York Stock Exchange for our common stock on February 17, 2012, was $25.36 per share.

The following table sets forth the high and low sales prices of our common stock for 2011 and 2010, as reported in the consolidated transaction reporting system.

	2011		2010
Quarter	High	Low	High	Low
First	$26.85	$20.55	$17.46	$13.24
Second	32.99	25.54	22.77	14.57
Third	34.95	16.55	19.98	15.97
Fourth	23.50	16.10	24.44	18.29

Holders of Common Stock

As of February 17, 2012, we had approximately 4,323 holders of record of our common stock. This does not include holdings in street or nominee name.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the fourth quarter of 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
10/2/11 – 10/31/11	20,710	$21.90	20,710	$10,101,290
11/1/11 – 11/30/11	297,281	$20.82	297,281	$25,199,815
12/1/11 – 12/31/11	–	–	–	$25,199,815

Total	317,991	$20.89	317,991

(1)	On October 27, 2010, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 5, 2010 through November 5, 2011. Repurchases could have been made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the fourth quarter of 2011, we repurchased 87,114 shares of our common stock for $1.8 million under this authorization.

Kadant Inc.	2011 Annual Report

(2)	On October 26, 2011, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the fourth quarter of 2011, we repurchased 230,877 shares of our common stock for $4.8 million under this authorization.

Performance Graph

This performance graph compares the cumulative, five-year total shareholder return assuming an investment of $100 (and the reinvestment of dividends) in our common stock, the Russell 3000 Stock Index and the Dow Jones U.S. Paper Total Stock Market (TSM) Index. Our common stock trades on the New York Stock Exchange under the ticker symbol “KAI.” Because our fiscal year ends on a Saturday, the graph values are calculated using the last trading day prior to the end of our fiscal year.

	12/30/06	12/29/07	1/3/09	1/2/10	1/1/11	12/31/11
Kadant Inc.	100.00	128.06	55.70	65.46	96.68	92.74
Russell 3000	100.00	105.14	60.38	81.55	101.08	99.93
Dow Jones U.S. Paper Total Stock Market	100.00	88.83	24.90	62.65	87.65	86.43

Kadant Inc.	2011 Annual Report

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2011 (a)	2010 (b)	2009 (c)	2008 (d)	2007
Statement of Operations Data
Revenues	$335,460	$270,029	$225,565	$329,158	$366,496

Operating Income (Loss)	38,710	24,949	(474)	(13,007)	37,038

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	33,584	18,409	(5,906)	(22,595)	25,418
(Loss) Income from Discontinued Operation, Net of Tax	(9)	98	(18)	37	(2,750)

Net Income (Loss)	$33,575	$18,507	$(5,924)	$(22,558)	$22,668

Earnings (Loss) per Share for Continuing Operations:
Basic	$2.77	$1.49	$(.48)	$(1.67)	$1.80
Diluted	$2.74	$1.48	$(.48)	$(1.67)	$1.78

Earnings (Loss) per Share:
Basic	$2.77	$1.50	$(.48)	$(1.67)	$1.61
Diluted	$2.74	$1.48	$(.48)	$(1.67)	$1.59

Balance Sheet Data
Working Capital (e)	$78,499	$79,006	$66,917	$98,017	$107,487
Total Assets	358,398	336,772	307,656	356,917	437,069
Long-Term Obligations	11,750	17,250	22,750	52,122	30,460
Shareholders’ Investment	223,630	207,301	194,031	194,393	280,213

(a)	Reflects a $2.3 million pre-tax gain on the sale of real estate and $0.4 million of pre-tax restructuring costs.
(b)	Reflects a $1.0 million pre-tax gain on the sale of real estate, a $0.2 million pre-tax curtailment gain, and $0.2 million of pre-tax restructuring costs.
(c)	Reflects $4.4 million of pre-tax restructuring costs.
(d)	Reflects a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision related to applying a valuation allowance to certain deferred tax assets, and $2.0 million of pre-tax restructuring costs, net of gains.
(e)	Includes ($2.0) million, ($2.0) million, ($1.9) million, ($1.9) million, and ($1.1) million in 2011, 2010, 2009, 2008, and 2007, respectively, associated with the discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes included in our consolidated financial statements beginning on page F-1 of this Report.

Overview

Company Overview

We are a leading supplier of equipment used in the global papermaking and paper recycling industries and a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Papermaking Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products primarily for the global papermaking, paper recycling, and process industries. We have a large customer base that includes most of the world’s major paper manufacturers. We believe our large installed base provides us

Kadant Inc.	2011 Annual Report

with a spare parts and consumables business that yields higher margins than our capital equipment business.

On May 27, 2011, our Kadant Johnson Europe B.V. subsidiary acquired all the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of equipment used to clean paper machine fabrics and rolls. The aggregate purchase price for this acquisition was $16.1 million. The purchase price included $0.9 million of cash acquired and $0.5 million of debt assumed. We believe that the acquisition of this business will enhance our Papermaking Systems segment’s water management product offerings, strengthen our market position in Europe and China, and offer growth opportunities in North America.

Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

International Sales

During 2011 and 2010, approximately 63% and 58%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial position depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 in the Notes to the consolidated financial statements.

Revenue Recognition and Accounts Receivable. We enter into arrangements with customers that have multiple deliverables, such as equipment and installation, and we recognize revenues and profits on certain long-term contracts using the percentage-of-completion method of accounting.

•

Revenue Recognition Methods. We recognize revenue under Accounting Standards Codification (ASC) 605, “Revenue Recognition” (ASC 605), when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Under ASC 605, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, we recognize revenues upon such acceptance. Provisions for discounts, warranties, returns, and other adjustments are provided for in the period in which the related sales are recorded.

When a sale arrangement involves multiple elements, such as equipment and installation, we consider the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting based on the following criteria: the delivered item has value to the customer on a stand-alone basis, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially under our control. Revenue is allocated to each unit of

Kadant Inc.	2011 Annual Report

accounting or element based on relative selling prices. We determine relative selling prices by using either vendor-specific objective evidence (VSOE) if that exists, or third-party evidence of selling price. When neither VSOE or third-party evidence of selling price exists for a deliverable, we use our best estimate of the selling price for that deliverable. In cases in which elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes.

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

•

Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to ASC 605 were $29.2 million in 2011, $26.1 million in 2010, and $32.0 million in 2009. We determine the percentage of completion by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. In addition, we are exposed to the risk, primarily relating to our orders in China, that a customer will not comply with the order’s contractual obligations to take delivery of the equipment. The contractual obligations relating to the order may be difficult to enforce through a foreign country’s legal system, which could result in a significant credit exposure in the period or periods that were to be affected by the breach of contract. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our actual results were to differ from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.

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

Kadant Inc.	2011 Annual Report

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

On October 24, 2011, we, our Composites LLC subsidiary, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. In connection with the settlement, we incurred a charge of $1.2 million (reported in loss from discontinued operation) in 2011. As of year-end 2011, we accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. We also accrued $0.7 million as of year-end 2011 for the payment of the plaintiffs’ legal fees and incentives to representatives of the class, as agreed in the settlement agreement.

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

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it were to become more likely than not that the tax assets or loss carryforwards would be used, we would reverse the related valuation allowance. Our tax valuation allowance totaled $21.0 million at year-end 2011, including $8.1 million in the U.S. and $12.9 million in foreign jurisdictions. The $4.9 million decrease in our valuation allowance in 2011 was related primarily to the release of a portion of the valuation allowance in the U.S. and China. Should our actual future taxable income by tax jurisdiction vary from our estimate, additional allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to

Kadant Inc.	2011 Annual Report

determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2011, in the U.S. and China, we were in a three-year cumulative income position and expect income from operations in 2012; as a result, we released our tax valuation allowance against certain deferred tax assets in both jurisdictions. As of year-end 2011, we continued to maintain a valuation allowance in the U.S. primarily against all of our foreign tax credits due to the future uncertainty of foreign source income. As of year-end 2011, we maintained a full valuation allowance in certain foreign jurisdictions because of the uncertainty of future profitability. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2011, we believe that we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

We reinvest certain earnings of foreign operations indefinitely, and accordingly, we do not provide for income taxes that could result from the remittance of such earnings. Through year-end 2011, we have not provided for U.S. income taxes on approximately $119.8 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.1 million.

Valuation of Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. In 2011, we adopted a new Accounting Standards Update (ASU) that allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform a two-step impairment test. In the first step of the impairment test, fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other factors. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty. Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No adjustment was required in 2011, 2010 or 2009 to the carrying value of our goodwill or intangible assets subject to amortization based on the analyses performed.

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

Kadant Inc.	2011 Annual Report

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

Pension and Other Retiree Benefits. We sponsor a noncontributory defined benefit retirement plan for the benefit of eligible employees at our Kadant Solutions division and the corporate office. Our unfunded benefit obligation related to this plan totaled $5.2 million at year-end 2011 and the fair value of plan assets totaled $26.4 million. In addition, several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans with an aggregate unfunded benefit obligation of $5.4 million at year-end 2011.

The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. The fair value of plan assets is determined based on quoted market prices and observable market inputs. The unrecognized actuarial loss associated with these plans totaled $11.1 million at year-end 2011, $0.4 million of which we expect to recognize in 2012. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. The projected benefit obligation and expense associated with these plans are sensitive to changes in the discount rate. For the noncontributory benefit retirement plan at our Kadant Solutions division, a 50 basis point decrease in the 2011 discount rate would have resulted in an increase in pension expense of $0.2 million and an increase in the projected benefit obligation of $2.5 million.

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

Kadant Inc.	2011 Annual Report

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

Industry and Business Outlook

Our products are sold primarily to the global pulp and paper industry. In North America, the United States economy experienced modest growth in the fourth quarter of 2011 and given the recent slowdown in China and uncertainty in Europe, the United States has recently emerged as one of the stronger regions in the world for our products. Operating rates for U.S. containerboard and tissue producers, which make up a substantial portion of our revenues, were estimated to be in the mid 90’s for 2011. Overall, we believe that higher mill operating rates lead to increased demand for our spare parts and consumables products. Many paper producers are also facing increases in input costs, particularly with respect to fiber and energy. In many cases, we believe increased input costs will benefit our business since the return on investment of many of our products is based on increasing fiber yield and lowering energy costs. Our 2011 revenues in North America increased $19.4 million, or 14%, while bookings increased 24% compared to last year as a result of increased capital business principally in the stock preparation product line and, to a lesser extent, increased parts and consumables business.

In Europe, despite an uncertain economic environment, we experienced growth in both revenues and bookings in 2011 compared to the prior year. Revenues in Europe increased $19.5 million, or 23% in 2011 compared to 2010, while bookings increased 28% compared to the same period, but declined for the last few quarters in 2011 as the economy in Europe slowed. Our European businesses serve other parts of the world outside Western Europe including the Middle East, India, Southeast Asia and parts of South America. The macroeconomic conditions in Western Europe currently are weak and could adversely affect our business.

In China, our revenues increased significantly in 2011 partly due to large stock-preparation capital orders booked in late 2010, some of which were shipped in 2011. Revenues in China increased $24.8 million, or 67% in 2011 compared to the prior year. However, our bookings in China decreased 26% in 2011 compared to the prior year. Bookings and revenues in China tend to be more variable compared to other regions in which we operate due to the larger proportions of capital orders there. Some paper companies in China are scheduled to bring online significant capacity additions in 2012, which could lead to short-term overcapacity in some grades. This could potentially impact the timing of our orders from paper companies as the additional capacity is absorbed. In addition, some of the larger paper producers in China announced delays in 2011 in new capacity start-ups in reaction to the softer market conditions. We are anticipating recognizing significant revenues from China in the first half of 2012 from orders previously received, although the timing of this revenue is dependent on customer-requested delivery dates and the receipt of payments. Our revenue recognition in China can be quite variable from period to period because we generally recognize revenue there on the completed contract method.

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

Kadant Inc.	2011 Annual Report

We anticipate our 2012 consolidated gross margin will be between 42% and 43%, slightly below the full year 2011 gross margins of 43.3%. There is likely to be considerable quarterly variability due in part to the projected product mix. In addition, although we see good project activity to start 2012 in some of our markets, we are concerned about the macroeconomic environment, particularly in Europe and China, where we have seen softening of demand in some product lines. For the first quarter of 2012, we expect to achieve diluted earnings per share (EPS) of $.41 to $.43 from continuing operations, on revenues of $82 to $84 million. For the full year 2012, we expect to achieve diluted EPS from continuing operations of $1.95 to $2.05 on revenues of $330 to $340 million.

Results of Operations

2011 Compared to 2010

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue:

	2011	2010

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	57	56
Selling, general, and administrative expenses	31	33
Research and development expenses	2	2
Restructuring costs and other income, net	(1)	–

	89	91

Operating Income	11	9
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	11	9
Provision for Income Taxes	1	2

Income from Continuing Operations	10%	7%

Revenues

Revenues for 2011 and 2010 for our Papermaking Systems segment and Fiber-based Products business are as follows:

(In thousands)	2011	2010
Revenues:
Papermaking Systems	$324,865	$261,188
Fiber-based Products	10,595	8,841

	$335,460	$270,029

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $63.7 million, or 24%, to $324.9 million in 2011 from $261.2 million in 2010, including increases of $9.8 million from the favorable effects of currency translation and $2.9 million from M-Clean, which was acquired in May 2011. Revenues in all our product lines increased compared to 2010, including $36.4 million, or 38%, from stock-preparation and $17.3 million, or 21%, from fluid-handling. Revenues for our capital products increased $47.8 million, or 46%, compared to 2010, primarily due to the sale of systems from our stock-preparation product line in China and North America and our fluid-handing product line in Europe.

Kadant Inc.	2011 Annual Report

Fiber-based Products. Revenues from our Fiber-based Products business increased $1.8 million, or 20%, to $10.6 million in 2011 from $8.8 million in 2010 due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2011 and 2010, and the changes in revenues by product line between 2011 and 2010 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of 2011 revenues in local currency into U.S. dollars at the 2010 exchange rates, and then comparing this result to the actual revenues in 2010. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

(In millions)	2011	2010	Increase	Increase Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$131.9	$95.5	$36.4	$32.3
Fluid-Handling	100.6	83.3	17.3	13.5
Doctoring	55.3	51.3	4.0	2.7
Water-Management	34.5	28.6	5.9	5.3
Other	2.6	2.5	0.1	0.1

	$324.9	$261.2	$63.7	$53.9

Our business benefited from the improvement in the pulp and paper industry in 2011, including improved mill operating rates, which led to increased spending on capital products. Sales of our capital products increased $47.8 million, or 46%, in 2011 compared to 2010. As a percentage of total revenues, sales of our capital products increased to 45% in 2011 compared to 39% in 2010.

Excluding a $4.1 million increase from currency translation, revenues in our stock-preparation product line in 2011 increased $32.3 million, or 34%, primarily due to higher demand for our capital products in China and to a lesser extent North America. In our fluid-handling product line revenues increased $13.5 million, or 16%, excluding a $3.8 million increase from the favorable effect of currency translation, primarily due to higher demand for our products in Europe and to a lesser extent North America. Excluding a $1.3 million increase from currency translation, revenues from our doctoring product line increased $2.7 million, or 5%, in 2011 compared to 2010, primarily due to an increase in demand for our parts and consumables products. Excluding a $0.6 million increase from currency translation, revenues from the segment’s water-management product line increased $5.3 million, or 18%, in 2011 compared to 2010, primarily due to the acquisition of M-Clean and increased demand for our products in Europe.

Revenues in 2011 increased in all of our geographic regions compared to 2010. Our revenues in China increased $24.8 million, or 67%, to $61.9 million in 2011 compared to 2010 primarily due to large stock-preparation capital orders booked in late 2010, which were shipped in 2011.

In North America, our business benefited from improved economic conditions and increased mill operating rates and as a result our revenues increased $19.4 million, or 14%, in the region. Revenues in Europe increased $19.5 million, or 23%, including a $10.2 million, or 31%, increase in our fluid-handling revenues due to increased demand for our capital products, and to a lesser extent our parts and consumables products. Revenues in Europe also benefited from capital projects in regions outside of Europe, including Africa, South America, and Russia.

Kadant Inc.	2011 Annual Report

Gross Profit Margin

Gross profit margin for 2011 and 2010 for our Papermaking Systems segment and our Fiber-based Products business are as follows:

	2011	2010
Gross Profit Margin:
Papermaking Systems	43.1%	43.8%
Fiber-based Products	50.2%	45.8%

	43.3%	43.9%

Gross profit margin decreased to 43.3% in 2011 from 43.9% in 2010 primarily due to a shift in our product mix towards lower-margin capital products.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment decreased to 43.1% in 2011 from 43.8% in 2010. This decrease was primarily due to a decrease in gross profit margins in our stock-preparation product line due to a shift in our product mix towards lower-margin capital products. Also contributing to the decrease in gross profit margins were lower margins in our water-management product line partly due to our newly-acquired M-Clean business.

Fiber-based Products. The gross profit margin at our Fiber-based Products business increased to 50.2% in 2011 from 45.8% in 2010 primarily due to higher revenue in 2011 compared to the prior year and, to a lesser extent, the lower cost of natural gas used in the production process.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 31% in 2011 from 33% in 2010 due to better operating leverage. Selling, general, and administrative expenses increased $13.5 million, or 15%, to $102.7 million in 2011 from $89.2 million in 2010. This increase was primarily due to higher incentive and commission expenses associated with higher revenues and improved operating performance in 2011 compared to 2010. This increase also included a $2.5 million increase from the unfavorable effect of foreign currency translation and a $2.4 million increase due to acquisition costs and operating expenses of our newly-acquired M-Clean business.

Total stock-based compensation expense was $3.9 million and $2.8 million in 2011 and 2010, respectively, and is included in selling, general, and administrative expenses. As of year-end 2011, unrecognized compensation expense related to stock-based compensation was approximately $4.1 million, which will be recognized over a weighted average period of 1.7 years.

Research and development expenses increased $0.4 million, or 9%, to $5.7 million in 2011 from $5.3 million in 2010 and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net

Restructuring costs and other income, net was income of $1.9 million and $1.0 million in 2011 and 2010, respectively. Other income in 2011 included a gain of $2.3 million associated with the sale of real estate in the China offset in part by restructuring costs of $0.4 million associated with the reduction of 73 employees in China to adjust our cost structure and streamline our operations. We expect annualized savings of $0.3 million in cost of revenues once these actions are completed. Other income in 2010 included a gain of $1.0 million associated with the sale of real estate in the U.S. and a curtailment gain on a pension liability of $0.2 million associated with the reduction of 25 employees in France. These gains were offset in part by restructuring costs of $0.2 million associated with prior period restructuring plans. All of these items occurred in the Papermaking Systems segment.

Kadant Inc.	2011 Annual Report

Interest Income

Interest income increased $0.3 million to $0.5 million in 2011 from $0.2 million in 2010 primarily due to higher average interest rates in 2011.

Interest Expense

Interest expense decreased $0.2 million, or 19%, to $1.1 million in 2011 from $1.3 million in 2010 primarily due to lower average outstanding borrowings in 2011.

Provision for Income Taxes

Our provision for income taxes was $4.3 million and $5.2 million in 2011 and 2010, respectively, and represented 11% and 22% of pre-tax income. The effective tax rate of 11% in 2011 included a recurring rate of 27%, offset in part by a 16% non-recurring tax benefit primarily associated with the reversal of certain tax reserves and valuation allowances. The effective tax rate of 22% in 2010 included a recurring rate of 24%, offset in part by a 2% non-recurring tax benefit associated with the reduction in certain tax reserves. The change in effective tax rates between 2011 and 2010 was primarily due to the reversal of tax reserves and the release of valuation allowances on certain deferred tax assets in the U.S. and China. We expect our recurring effective tax rate to be approximately 29% to 30% in 2012 due to the anticipated geographic distribution of our earnings.

Income from Continuing Operations

Income from continuing operations increased $15.2 million, or 82%, to $33.9 million in 2011 from $18.7 million in 2010. Income from continuing operations in 2011 includes an increase in operating income of $13.8 million and a decrease in provision for income taxes of $0.9 million (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

(Loss) Income from Discontinued Operation

(Loss) income from the discontinued operation was a $9 thousand loss in 2011 compared to income of $98 thousand in 2010. Results from the discontinued operation included tax benefits of $1.5 million and $0.2 million in 2011 and 2010, respectively. The tax benefits recognized in 2011 were primarily due to the reversal of a valuation allowance on certain deferred tax assets.

On October 24, 2011, we, our subsidiary, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites between April 2002 and October 2003. In connection with the settlement, we incurred a charge of $1.2 million in 2011. As of year-end 2011, we have accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. We also accrued $0.7 million as of year-end 2011 for the payment of the plaintiffs’ legal fees and incentives to representatives of the class, as agreed in the settlement agreement.

Recent Accounting Pronouncements

Intangibles - Goodwill and Other. In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it

Kadant Inc.	2011 Annual Report

is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in Topic 350. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. We adopted this ASU in fiscal 2011. Adoption of this new guidance did not have an impact on our results of operations or financial position.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present certain components of reclassifications of other comprehensive income on the face of the income statement for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of this amendment. This new guidance is effective for interim and annual periods beginning after December 15, 2011. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have an impact on our results of operations or financial position.

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

Kadant Inc.	2011 Annual Report

2010 Compared to 2009

The following table sets forth our consolidated statement of operations expressed as a percentage of total revenue:

	2010	2009

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	60
Selling, general, and administrative expenses	33	36
Research and development expenses	2	2
Restructuring costs and other income, net	–	2

	91	100

Operating Income (Loss)	9	–
Interest Expense	–	(1)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	9	(1)
Provision for Income Taxes	2	2

Income (Loss) from Continuing Operations	7%	(3)%

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

Kadant Inc.	2011 Annual Report

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

Our business benefited from the improvement in the pulp and paper industry in 2010, including improved mill operating rates, which led to increased spending on both capital and aftermarket products. Revenues for our parts and consumables products increased $23.6 million, or 18%. The improved business environment also led our customers to make capital additions in 2010. Sales of our capital products increased $19.3 million, or 23%, in 2010 compared to 2009.

Excluding a $1.6 million decrease from currency translation, revenues in our stock-preparation product line in 2010 increased $11.4 million, or 13%, primarily due to higher demand for our capital products in China and North America, offset in part by a decrease in Europe. The decrease in Europe was primarily due to higher revenues in 2009 resulting from a large capital equipment project that was shipped to Vietnam. In our fluid-handling product line revenues increased $19.0 million, or 30%, excluding a $0.4 million increase from the favorable effect of currency translation, primarily due to higher demand for our parts and consumables products in Europe and North America and our capital and aftermarket products in China. Revenues from our doctoring product line increased $5.4 million, or 12%, in 2010 compared to 2009, primarily due to an increase in demand for both capital and aftermarket products in North America, and for our aftermarket products in Europe. Revenues from the segment’s water-management product line increased $8.3 million, or 41%, in 2010 compared to 2009, primarily due to increased demand for our products in North America.

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

Kadant Inc.	2011 Annual Report

Gross Profit Margin

Gross profit margin for 2010 and 2009 for our Papermaking Systems segment and our Fiber-based Products business are as follows:

	2010	2009
Gross Profit Margin:
Papermaking Systems	43.8%	40.4%
Fiber-based Products	45.8%	35.0%

	43.9%	40.3%

Gross profit margin increased to 43.9% in 2010 from 40.3% in 2009 primarily due to higher margins in our Papermaking Systems segment.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 43.8% in 2010 from 40.4% in 2009. This increase was primarily due to an increase in gross profit margins in our stock-preparation, fluid-handling, and water-management product lines due to better utilization of overhead costs as a result of increased manufacturing volumes. Also contributing to the increase in gross profit margins in our water-management product line was the completion in early 2010 of the consolidation of our water-management manufacturing facility in New York into our facilities in Massachusetts and Mexico.

Fiber-based Products. The gross profit margin at our Fiber-based Products business increased to 45.8% in 2010 from 35.0% in 2009 primarily due to the lower cost of natural gas used in the production process in 2010 compared to the prior year.

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

Kadant Inc.	2011 Annual Report

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

Income (Loss) from Continuing Operations

Income from continuing operations was $18.7 million in 2010 compared to a loss of $6.0 million in 2009. The income from continuing operations in 2010 includes an increase in operating income of $25.4 million offset in part by an increase in provision for income taxes of $1.5 million (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Income (Loss) from Discontinued Operation

Income from the discontinued operation was $98 thousand in 2010 compared to a loss of $18 thousand in 2009. Results from the discontinued operation included tax benefits of $164 and $10 in 2010 and 2009, respectively.

Liquidity and Capital Resources

Consolidated working capital was $78.5 million at December 31, 2011 compared with $79.0 million at January 1, 2011. Included in working capital are cash and cash equivalents of $47.0 million and restricted cash of $0.7 million at December 31, 2011, compared with $61.8 million of cash and cash equivalents at January 1, 2011. At December 31, 2011, $34.4 million of cash and cash equivalents was held by our foreign subsidiaries.

2011

Our operating activities provided cash of $34.3 million in 2011 primarily from our continuing operations. Increases in accounts receivable and inventory used cash of $16.9 million in 2011 as a result of higher sales and increased order activity compared to 2010. Increases in other current liabilities and accounts payable provided cash of $11.8 million in 2011. The increase in other current liabilities in 2011 was largely due to increases in billings in excess of costs and fees due to the timing of billings and accrued incentive and commission expenses related to improved operating performance worldwide. The increase in accounts payable in 2011 primarily related to raw material purchases that resulted from an increase in business volume.

Our investing activities used cash of $21.9 million in 2011. We used cash of $15.2 million for the acquisition of M-Clean, a European-based supplier of equipment used to clean paper machine fabrics and rolls. We also used cash of $8.0 million for purchases of property, plant, and equipment. These uses of cash were offset, in part, by proceeds of $2.4 million from the sale of property, plant, and equipment in 2011.

Kadant Inc.	2011 Annual Report

Our financing activities used cash of $27.0 million in 2011, including $16.1 million for the repurchase of our common stock on the open market and $16.0 million for principal payments on our outstanding debt obligations. These uses of cash were offset, in part, by borrowings of $5.0 million made under our revolving credit facility in 2011.

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

Kadant Inc.	2011 Annual Report

available for the issuance of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. As of December 31, 2011, the outstanding balance borrowed under the 2008 Credit Agreement was $5.0 million. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon our total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio, as defined in the agreement. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of December 31, 2011, we had $69.2 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement subject to limitations associated with the financial covenants in the 2008 Credit Agreement.

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

The 2008 Credit Agreement contains negative covenants applicable to us, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of December 31, 2011, we were in compliance with these covenants. Our EBITDA, as defined in the 2008 Credit Agreement, is a factor used in the consolidated leverage and fixed charge ratios.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of December 31, 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7.3 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin.

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

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreased to $10 million on December 31, 2010, and to $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a 3-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap

Kadant Inc.	2011 Annual Report

Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of December 31, 2011, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.4 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

Additional Liquidity and Capital Resources

On October 27, 2010, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 5, 2010 through November 5, 2011. We repurchased 516,829 shares of our common stock for $11.3 million in 2011 under this authorization. On October 26, 2011, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. Through year-end 2011, we had repurchased 230,877 shares of our common stock for $4.8 million under this authorization.

The severe economic downturn that began at the end of 2008 and continued into 2009 negatively affected our quarterly EBITDA, which is a factor used in the financial covenants in our 2008 Credit Agreement. In the second quarter of 2009, we implemented a one-time cash repatriation plan to ensure that we would continue to remain in compliance with these financial covenants. Under this plan, we repatriated $35.6 million of cash in 2009 from our foreign subsidiaries, which was used to repay a portion of our outstanding debt obligations in the U.S. and China. It is our intention to reinvest indefinitely the remaining earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through year-end 2011, we have not provided for U.S. income taxes on approximately $119.8 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we remitted the foreign earnings to the U.S., would be approximately $1.1 million.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $4.5 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

In connection with the settlement of the class action lawsuit related to our discontinued composites building products business, we incurred a charge of $1.2 million (reported in loss from discontinued operation) in 2011. As of year-end 2011, we accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $6 to $7 million during 2012 for property, plant, and equipment.

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

Kadant Inc.	2011 Annual Report

Contractual Obligations and Other Commercial Commitments

The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of year-end 2011, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Long-term debt obligations	$0.5	$6.0	$5.8	$–	$12.3
Interest (c)	0.6	0.8	0.4	–	1.8
Operating lease obligations	1.8	1.7	0.8	0.1	4.4
Acquisition consideration	0.1	0.1	–	–	0.2
Letters of credit	13.5	0.7	–	–	14.2

Total (d)(e)	$16.5	$9.3	$7.0	$0.1	$32.9

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.
(b)	In the ordinary course of business, certain contracts contain limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of year-end 2011.
(d)	This table excludes $0.8 million of accrued restructuring costs. The table also excludes $10.6 million of accrued pension and other post-retirement benefits, as these liabilities are not subject to fixed payment terms. In addition, the table excludes an unrealized loss of $1.4 million associated with our interest rate swap agreements as this amount would only be owed if the counterparty demanded an early termination of the agreements in the event of a default under our 2008 Credit Agreement.
(e)	This table excludes a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $4.5 million. Due to the uncertain nature of these tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

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

Kadant Inc.	2011 Annual Report

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

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in an immaterial impact on net income in both 2011 and 2010.

Our outstanding debt and interest rate swap agreements are sensitive to changes in interest rates. We hedged $12.3 million and $17.8 million of our debt at year-end 2011 and 2010, respectively, with “receive-variable pay-fixed” swap agreements. The fair values of the swap agreements are sensitive to changes in the 3-month LIBOR forward curve. A 10% decrease in the 3-month LIBOR forward curve would have resulted in an immaterial impact on unrealized losses at year-end 2011 and an increase in unrealized losses of $0.1 million as of year-end 2010. The remaining unhedged portion of the debt totaling $5.0 million at year-end 2010 was sensitive to changes in interest rates. As of year-end 2010, the interest rate on the unhedged portion of our U.S. debt was based on LIBOR. A 10% increase in the year-end 2010 rates would have had an immaterial impact on our net income.

Currency Exchange Rates

We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish kroner. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ investment. A 10% decrease in functional currencies at year-end 2011 and 2010, relative to the U.S. dollar, would have resulted in a reduction in shareholders’ investment of $16.1 million and $14.9 million, respectively.

The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% decrease in year-end 2011 and 2010 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward currency-exchange contracts of $0.2 million and $0.5 million in 2011 and 2010, respectively. Since we use forward currency-exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward currency-exchange contracts resulting from changes in foreign currency exchange rates would be offset primarily by corresponding changes in the fair value of the hedged items.

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Kadant Inc.	2011 Annual Report

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that as of December 31, 2011 our internal control over financial reporting is effective based on the criteria issued by COSO.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Kadant Inc.	2011 Annual Report

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

This information will be included under the heading “Election of Directors” in our 2012 proxy statement for our 2012 Annual Meeting of Shareholders and is incorporated in this Report by reference, except for the information concerning executive officers, which is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under Item 405 of Regulation S-K will be included under the heading “Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 proxy statement and is incorporated in this Report by reference.

Corporate Governance

The information required under Items 406 and 407 of Regulation S-K will be included under the heading “Corporate Governance” in our 2012 proxy statement and is incorporated in this Report by reference.

Item 11.	Executive Compensation

This information will be included under the headings “Executive Compensation”, “Corporate Governance - Compensation Committee Interlocks and Insider Participation”, and “Compensation Discussion and Analysis” in our 2012 proxy statement and is incorporated in this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information will be included under the heading “Stock Ownership” in our 2012 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	562,788(1)	$19.24(1)	825,012(2)
Equity compensation plans not approved by security holders (3)	1,667	$18.65	–

Total	564,455(1)	$19.24(1)	825,012(2)

(1)	Excludes an aggregate of 129,004 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.

Kadant Inc.	2011 Annual Report

(2)	Includes an aggregate of 129,004 shares of common stock issuable under our employees’ stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(3)	Represents an outstanding award under our 2001 employee equity incentive plan. No future awards may be made under this plan. The terms of this plan were substantially identical to our other equity plans as described in Note 3 to the consolidated financial statements included in this Report, except that awards could not be made to executive officers or directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information will be included under the heading “Corporate Governance” in our 2012 proxy statement and is incorporated in this Report by reference.

Item 14.	Principal Accountant Fees and Services

This information will be included under the heading “Independent Registered Public Accounting Firm” in our 2012 proxy statement and is incorporated in this Report by reference.

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

(b)	Exhibits

See the Exhibit Index beginning on page 44.

Kadant Inc.	2011 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KADANT INC.

Date: March 14, 2012	By:	/s/ JONATHAN W. PAINTER
Jonathan W. Painter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 14, 2012.

	Signature	Title

By:	/s/ JONATHAN W. PAINTER	Chief Executive Officer, President and Director
Jonathan W. Painter

By:	/s/ THOMAS M. O’BRIEN	Executive Vice President and Chief Financial Officer
Thomas M. O’Brien

By:	/s/ MICHAEL J. MCKENNEY	Vice President, Finance and Chief Accounting Officer
Michael J. McKenney

By:	/s/ WILLIAM A. RAINVILLE	Director and Chairman of the Board
William A. Rainville

By:	/s/ JOHN M. ALBERTINE	Director
John M. Albertine

By:	/s/ THOMAS C. LEONARD	Director
Thomas C. Leonard

By:	/s/ FRANCIS L. MCKONE	Director
Francis L. McKone

By:	/s/ WILLIAM P. TULLY	Director
William P. Tully

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Purchase Agreement dated October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on October 27, 2005 and incorporated in this document by reference). (1)

2.2	First Amendment dated as of October 10, 2006 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

2.3	Second Amendment dated as of May 1, 2009 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of LDI Composites Co. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 [File No. 1-11406] and incorporated in this document by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.1*	Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2*	Form of Amended and Restated Executive Retention Agreement (change in control agreement) between the Company and its executive officers, as amended and restated on December 9, 2008 (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.3*	Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.4*	2001 Employees Equity Incentive Plan of the Registrant (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.5*	Kadant Inc. Amended and Restated 2006 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011 [File No. 1-11406] and incorporated in this document by reference).

10.6*	Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit

10.7*	Cash Incentive Plan of the Registrant (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.8*	Summary of non-employee director compensation of the Registrant.

10.9*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for annual restricted stock unit awards (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.10*	Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for change-in-control restricted stock unit awards (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.11*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards granted on March 3, 2009 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.12*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards granted in 2010 and subsequent periods (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.13*	Form of Stock Option Agreement between the Company and its executive officers used for stock option awards (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.14*	Restoration Plan of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 [File No. 1-11406] and incorporated in this document by reference).

10.15	Credit Agreement dated February 13, 2008 among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Multi-currency Administrative Agent (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on February 15, 2008 and incorporated in this document by reference). (1)

10.16	Guarantee Agreement dated February 13, 2008, among Kadant Inc. and the Subsidiary Guarantors, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the several banks and other financial institutions or entities from time to time parties to the Credit Agreement dated as of February 13, 2008 (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on February 15, 2008 and incorporated in this document by reference). (1)

10.17	Joinder Agreement dated as of March 17, 2008, to Credit Agreement dated as of February 13, 2008, among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as Multi-currency Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit

10.18	International Swap Dealers Association, Inc. Master Agreement dated May 13, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.19	Swap Confirmation dated February 13, 2008 between the Registrant and RBS Citizens, N.A. (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.20	Promissory Note in the principal amount of $10,000,000 dated May 4, 2006, between the Registrant and Citizens Bank of Massachusetts (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.21	Limited Guaranty Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.22	Limited Guaranty Agreement dated May 4, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.23	Mortgage and Security Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Theodore, Alabama (filed as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

10.24	Mortgage and Security Agreement dated May 9, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Three Rivers, Michigan (filed as Exhibit 99.8 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

Exhibit Index

Exhibit Number	Description of Exhibit

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

(1)	The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, (ii) Consolidated Balance Sheet as of December 31, 2011 and January 1, 2011, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, (iv) Consolidated Statement of Comprehensive Income and Shareholders’ Investment for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Kadant Inc.

Annual Report on Form 10-K

Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Consolidated Statement of Operations for the years ended December 31, 2011, January 1, 2011, and January 2, 2010	F-4

Consolidated Balance Sheet as of December 31, 2011 and January 1, 2011	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2011, January 1, 2011, and January 2, 2010	F-6

Consolidated Statement of Comprehensive Income and Shareholders’ Investment for the years ended December 31, 2011, January 1, 2011, and January 2, 2010	F-7

Notes to Consolidated Financial Statements	F-8

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts	F-43

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheet of Kadant Inc. as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, comprehensive income and shareholders’ investment, and cash flows for each of the three fiscal years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. at December 31, 2011 and January 1, 2011 and the consolidated results of its operations and its cash flows for each of the three years in the fiscal period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2012

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited Kadant Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Kadant Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2012

Kadant Inc.	2011 Financial Statements

Consolidated Statement of Operations

(In thousands, except per share amounts)	2011	2010	2009

Revenues (Note 12)	$335,460	$270,029	$225,565

Costs and Operating Expenses:
Cost of revenues	190,247	151,604	134,759
Selling, general, and administrative expenses	102,660	89,212	81,229
Research and development expenses	5,717	5,269	5,622
Restructuring costs and other income, net (Note 8)	(1,874)	(1,005)	4,429

	296,750	245,080	226,039

Operating Income (Loss)	38,710	24,949	(474)
Interest Income	499	214	387
Interest Expense	(1,066)	(1,315)	(2,171)

Income (Loss) from Continuing Operations Before Provision for Income Taxes	38,143	23,848	(2,258)
Provision for Income Taxes (Note 5)	4,285	5,198	3,692

Income (Loss) from Continuing Operations	33,858	18,650	(5,950)
(Loss) Income from Discontinued Operation (net of income tax benefit of $1,511, $164 and $10 in 2011, 2010, and 2009, respectively; Note 9)	(9)	98	(18)

Net Income (Loss)	33,849	18,748	(5,968)
Net (Income) Loss Attributable to Noncontrolling Interest	(274)	(241)	44

Net Income (Loss) Attributable to Kadant	$33,575	$18,507	$(5,924)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$33,584	$18,409	$(5,906)
(Loss) Income from Discontinued Operation	(9)	98	(18)

Net Income (Loss) Attributable to Kadant	$33,575	$18,507	$(5,924)

Earnings (Loss) per Share from Continuing Operations Attributable to Kadant (Note 13)
Basic	$2.77	$1.49	$(.48)
Diluted	$2.74	$1.48	$(.48)
Earnings (Loss) per Share Attributable to Kadant (Note 13)
Basic	$2.77	$1.50	$(.48)
Diluted	$2.74	$1.48	$(.48)
Weighted Average Shares (Note 13)
Basic	12,124	12,339	12,331

Diluted	12,261	12,466	12,331

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2011 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$46,950	$61,805
Restricted cash	700	–
Accounts receivable, less allowances of $2,308 and $2,185	59,492	49,897
Inventories	50,527	41,628
Unbilled contract costs and fees	3,244	875
Other current assets	11,703	9,001
Assets of discontinued operation (Note 9)	1,675	401

Total Current Assets	174,291	163,607

Property, Plant, and Equipment, at Cost, Net	40,095	36,911

Other Assets	9,000	11,473

Intangible Assets	29,053	26,793

Goodwill	105,959	97,988

Total Assets	$358,398	$336,772

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$500	$5,500
Accounts payable	28,624	23,756
Accrued payroll and employee benefits	17,687	15,739
Customer deposits	18,627	19,269
Other current liabilities	26,722	17,940
Liabilities of discontinued operation (Note 9)	3,632	2,397

Total Current Liabilities	95,792	84,601

Deferred Income Taxes (Note 5)	10,204	10,736

Other Long-Term Liabilities (Note 3)	17,022	16,884

Long-Term Obligations (Note 6)	11,750	17,250

Commitments and Contingencies (Note 7)
Shareholders’ Investment (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	93,701	92,935
Retained earnings	198,706	165,131
Treasury stock at cost, 2,983,717 and 2,369,422 shares	(62,118)	(48,786)
Accumulated other comprehensive items (Note 14)	(7,955)	(3,586)

Total Kadant Shareholders’ Investment	222,480	205,840

Noncontrolling interest	1,150	1,461

Total Shareholders’ Investment	223,630	207,301

Total Liabilities and Shareholders’ Investment	$358,398	$336,772

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2011 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2011	2010	2009
Operating Activities
Net income (loss) attributable to Kadant	$33,575	$18,507	$(5,924)
Net income (loss) attributable to noncontrolling interest	274	241	(44)
Loss (income) from discontinued operation	9	(98)	18

Income (loss) from continuing operations	33,858	18,650	(5,950)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,936	7,228	7,448
Stock-based compensation expense	3,934	2,754	2,669
Gain on sale of property, plant and equipment	(2,294)	(1,016)	(12)
Provision for losses on accounts receivable	1,249	455	305
Deferred income tax (benefit) expense	(1,886)	1,249	892
Other items, net	(809)	671	945
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,909)	(13,506)	18,625
Unbilled contract costs and fees	(1,753)	2,209	6,736
Inventories	(6,966)	(4,001)	18,833
Other current assets	(1,897)	(2,235)	9,380
Accounts payable	4,469	6,250	(6,657)
Other current liabilities	9,330	11,755	(5,298)
Contributions to pension plan	(900)	(2,200)	(4,800)

Net cash provided by continuing operations	34,362	28,263	43,116
Net cash (used in) provided by discontinued operation	(47)	163	10

Net cash provided by operating activities	34,315	28,426	43,126

Investing Activities
Acquisitions, net of cash acquired	(15,694)	(5,800)	(1,354)
Purchases of property, plant, and equipment	(8,030)	(3,408)	(2,804)
Proceeds from sale of property, plant, and equipment	2,360	2,916	115
Dividend paid to minority shareholder	(579)	–	–
Other, net	58	(60)	–

Net cash used in continuing operations for investing activities	(21,885)	(6,352)	(4,043)

Financing Activities
Purchases of Company common stock	(16,088)	(4,407)	(3,722)
Repayments of short- and long-term obligations	(16,017)	(500)	(54,153)
Proceeds from issuance of short- and long-term obligations	5,000	–	22,000
Change in restricted cash	(700)	–	–
Proceeds from issuance of Company common stock	390	345	544
Tax benefits from stock-based compensation awards	371	26	33
Other, net	–	–	(6)

Net cash used in continuing operations for financing activities	(27,044)	(4,536)	(35,304)

Exchange Rate Effect on Cash from Continuing Operations	(241)	(1,409)	1,757

Change in Cash from Discontinued Operation	–	1	–

(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(14,855)	16,130	5,536
Cash and Cash Equivalents at Beginning of Year	61,805	45,675	40,139

Cash and Cash Equivalents at End of Year	$46,950	$61,805	$45,675

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2011 Financial Statements

Consolidated Statement of Comprehensive Income and Shareholders’ Investment

(In thousands, except par value)	2011	2010	2009
Comprehensive Income
Net Income (loss)	$33,849	$18,748	$(5,968)

Other Comprehensive Items:
Foreign currency translation (loss) gain	(1,808)	(3,367)	6,844
Pension and other post-retirement liability adjustments, net (net of tax of $1,331, $80, and $167 in 2011, 2010, and 2009, respectively)	(2,374)	(408)	(931)
Deferred (loss) gain on hedging instruments (net of tax of $89, $44, and $7 in 2011, 2010, and 2009, respectively)	(193)	(166)	575

Other Comprehensive Items	(4,375)	(3,941)	6,488

Comprehensive Income	29,474	14,807	520
Comprehensive Income Attributable to Noncontrolling Interest	(268)	(138)	(4)

Comprehensive Income Attributable to Kadant	$29,206	$14,669	$516

Shareholders’ Investment
Common Stock, $.01 Par Value:
Balance at beginning and end of year (14,624,159 shares at year-end 2011, 2010, and 2009)	$146	$146	$146

Capital in Excess of Par Value:
Balance at beginning of year	92,935	92,244	92,916
Activity under stock and 401(K) plans	395	665	(648)
Tax benefits related to employees’ and directors’ stock plans	371	26	33
Acquisition of minority interest in subsidiary	–	–	(57)

Balance at end of year	93,701	92,935	92,244

Retained Earnings:
Balance at beginning of year	165,131	146,624	152,548
Net income (loss) attributable to Kadant	33,575	18,507	(5,924)

Balance at end of year	198,706	165,131	146,624

Treasury Stock, at Cost:
Balance at beginning of year (2,369,422; 2,219,221; and 2,074,362 shares)	(48,786)	(46,558)	(46,707)
Purchases of Company common stock (747,706; 255,500; and 289,800 shares)	(16,088)	(4,407)	(2,891)
Activity under stock and 401(K) plans (133,411; 105,299; and 144,941 shares)	2,756	2,179	3,040

Balance at end of year (2,983,717; 2,369,422; and 2,219,221 shares)	(62,118)	(48,786)	(46,558)

Accumulated Other Comprehensive Items:
Balance at beginning of year	(3,586)	252	(6,188)
Other comprehensive items	(4,369)	(3,838)	6,440

Balance at end of year	(7,955)	(3,586)	252

Total Kadant Shareholders’ Investment	222,480	205,840	192,708

Noncontrolling Interest:
Balance at beginning of year	1,461	1,323	1,678
Net income (loss) attributable to noncontrolling interest	274	241	(44)
Acquisition of minority interest in subsidiary	–	–	(141)
Dividend paid	(579)	–	(218)
Other comprehensive items	(6)	(103)	48

Balance at end of year	1,150	1,461	1,323

Total Shareholders’ Investment	$223,630	$207,301	$194,031

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2011 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. and its subsidiaries’ (collectively, the Company) continuing operations include one reportable operating segment, Papermaking Systems, and a separate product line, Fiber-based Products. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking and paper recycling and process industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water. Through its Fiber-based Products business, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications.

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

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. In connection with the settlement, the Company incurred a charge of $1,185,000 (reported in loss from discontinued operation) in 2011. As of year-end 2011, the Company has accrued $2,577,000 for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, the Company will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5,000,000 as agreed in the settlement agreement. The Company also accrued $710,000 as of year-end 2011 for the payment of the plaintiffs’ legal fees and incentives to representatives of the class, as agreed in the settlement agreement.

Company History and Former Relationship with Thermo Electron Corporation

The Company was incorporated in Delaware in November 1991 to be the successor-in-interest to several papermaking equipment businesses of Thermo Electron Corporation (Thermo Electron). In November 1992, the Company completed an initial public offering of a portion of its common stock. On July 12, 2001, the Company changed its name to Kadant Inc. from Thermo Fibertek Inc. Thermo Electron disposed of its remaining equity interest in the Company by means of a dividend to Thermo Electron shareholders on August 8, 2001. On May 14, 2003, the Company began trading on the New York Stock Exchange under the ticker symbol “KAI.”

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest to December 31. References to 2011, 2010, and 2009 are for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

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

Revenue Recognition and Accounts Receivable

The Company recognizes revenue under Accounting Standards Codification (ASC) 605, “Revenue Recognition,” (ASC 605). The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. When the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. The Company includes in revenue amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenues. Provisions for discounts, warranties, returns and other adjustments are provided for in the period in which the related sales are recorded.

Due to the significance of the Company’s capital goods and spare parts businesses, most of the Company’s revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements, such as equipment and installation, the Company considers the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting based on the following criteria: the delivered item has value to the customer on a stand-alone basis, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially under the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either vendor-specific objective evidence (VSOE) if that exists, or third-party evidence of selling price. When neither VSOE or third-party evidence of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable. In cases in which elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method pursuant to ASC 605. Revenues recorded under the percentage-of-completion method were $29,207,000 in 2011, $26,145,000 in 2010, and $32,034,000 in 2009. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.

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

(In thousands)	2011	2010
Balance at Beginning of Year	$3,778	$2,801
Provision charged to income	2,447	2,915
Usage	(2,155)	(1,854)
Acquired	86	–
Currency translation	(27)	(84)

Balance at End of Year	$4,129	$3,778

See Note 9 for a discussion of the warranty obligation related to the discontinued operation.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2011, the Company believes that it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing net income (loss) attributable to Kadant by the weighted average number of shares outstanding during the year. Diluted earnings per share was computed assuming the effect of all potentially dilutive securities, including stock options, restricted stock units and employee stock purchase plan shares, as well as their related tax effects.

Cash and Cash Equivalents

At year-end 2011 and 2010, the Company’s cash equivalents included investments in money market funds and other marketable securities, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Restricted Cash

At year-end 2011, the Company had approximately $700,000 of restricted cash. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees will expire by September 30, 2012.

Supplemental Cash Flow Information

(In thousands)	2011	2010	2009
Cash Paid for Interest	$1,106	$1,339	$1,929
Cash Paid (Refunded) for Income Taxes	$6,677	$2,754	$(1,635)

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$21,808	$9,565	$–
Cash Paid for Acquired Businesses	(16,104)	(7,658)	–

Liabilities Assumed of Acquired Businesses	$5,704	$1,907	$–

Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,296	$1,499	$2,685

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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

(In thousands)	2011	2010
Raw Materials and Supplies	$20,218	$16,718
Work in Process	9,383	8,584
Finished Goods (includes $3,016 and $1,953 at customer locations)	20,926	16,326

	$50,527	$41,628

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

(In thousands)	2011	2010
Land	$3,869	$3,965
Buildings	35,901	34,699
Machinery, Equipment, and Leasehold Improvements	65,901	60,682

	105,671	99,346
Less: Accumulated Depreciation and Amortization	65,576	62,435

	$40,095	$36,911

Depreciation and amortization expense related to property, plant, and equipment was $4,953,000, $4,612,000, and $5,024,000 in 2011, 2010, and 2009, respectively.

Intangible Assets

Intangible assets in the accompanying balance sheet include the costs of acquired intellectual property, tradenames, patents, customer relationships, non-compete agreements and other specifically identifiable intangible assets. An intangible asset of $8,100,000 associated with the acquisition of the Johnson tradename as part of the Company’s acquisition of The Johnson Corporation in 2005 has an indefinite life and is not being amortized. The remaining intangible assets have been amortized using the straight-line method over periods ranging from 1 to 20 years with a weighted-average amortization period of 13 years. The intangible asset lives have been determined based on the anticipated period over which the Company will derive future cash flow benefits from the intangible assets. The Company has considered the effects of legal, regulatory, contractual, competitive, and other economic factors in determining these useful lives.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Acquired intangible assets are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
December 31, 2011
Customer relationships	$19,054	$1,194	$(8,247)	$12,001
Intellectual property	15,690	(162)	(9,483)	6,045
Tradenames	8,879	(63)	(53)	8,763
Non-compete agreements	3,362	(21)	(3,259)	82
Distribution network	2,400	–	(950)	1,450
Licensing agreements	400	–	(133)	267
Other	689	(52)	(192)	445

	$50,474	$896	$(22,317)	$29,053

January 1, 2011
Customer relationships	$16,772	$1,394	$(6,858)	$11,308
Intellectual property	13,693	32	(8,313)	5,412
Tradenames	8,166	3	(4)	8,165
Non-compete agreements	3,148	1	(3,122)	27
Distribution network	2,400	–	(806)	1,594
Licensing agreements	400	–	(113)	287
Other	118	–	(118)	–

	$44,697	$1,430	$(19,334)	$26,793

Amortization of acquired intangible assets was $2,983,000 in 2011, $2,616,000 in 2010, and $2,424,000 in 2009. The estimated future amortization expense of acquired intangible assets is $3,321,000 in 2012; $2,839,000 in 2013; $2,727,000 in 2014; $2,098,000 in 2015; $1,642,000 in 2016; and $8,326,000 in the aggregate thereafter.

Goodwill

Goodwill as of year-end 2011 and 2010 relates entirely to the Company’s Papermaking Systems segment. The changes in the carrying amount of goodwill in 2011 and 2010 are as follows:

(In thousands)	2011	2010
Balance as of Beginning of Year:
Gross Balance at Beginning of Year	$183,497	$183,131
Accumulated Impairment Losses	(85,509)	(85,509)

Net Balance at Beginning of Year	97,988	97,622

Increase due to acquisitions	9,641	2,574
Currency translation adjustment	(1,670)	(2,208)

Total Adjustments	7,971	366

Balance as of End of Year:
Gross Balance at End of Year	191,468	183,497
Accumulated Impairment Losses	(85,509)	(85,509)

Net Balance at End of Year	$105,959	$97,988

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. In 2011, the Company early-adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, that includes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test as required in ASC 350, Intangibles - Goodwill and Other. At December 31, 2011, the Company performed a qualitative goodwill impairment analysis. Our December 31, 2011 impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of the Company’s share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We considered the qualitative factors and weighed the evidence obtained, and we determined that it is not more likely than not that the fair value of any of the reporting units is less than its carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. Additionally, at January 1, 2011, we performed our annual goodwill impairment analysis using the previous guidance and determined that no impairment charge was required. For 2009, as a result of losses experienced during the year, using the previous guidance the Company performed goodwill impairment tests at April 4, 2009, July 4, 2009, October 3, 2009 and January 2, 2010 and determined that no impairment charges were required. As part of the fiscal year 2010 and 2009 impairment tests, the Company compared the sum of the estimated fair values of its reporting units with its fully diluted common stock market capitalization as a basis for concluding as to the reasonableness of the estimated reporting units’ fair values. Goodwill by reporting unit is as follows:

(In thousands)	2011	2010
Stock-Preparation	$17,488	$17,461
Doctoring and Water-Management	32,032	23,354
Fluid-Handling	56,439	57,173

	$105,959	$97,988

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

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based payments to employees and directors based on the grant date estimate of fair value for those awards. The Company uses the grant date trading price of the Company’s common stock to determine the fair value for restricted stock units (RSUs) and the Black-Scholes option-pricing model to determine the fair value for stock option grants. Compensation expense is recognized ratably over the vesting period net of estimated forfeitures.

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

Recent Accounting Pronouncements

Intangibles - Goodwill and Other. In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in Topic 350. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in Topic 350. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

December 15, 2011, although early adoption is permitted. The Company adopted this ASU in fiscal 2011. Adoption of this new guidance did not have an impact on the Company’s results of operations or financial position.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule will require an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present certain components of reclassifications of other comprehensive income on the face of the income statement for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of this amendment. This new guidance is effective for interim and annual periods beginning after December 15, 2011. While the adoption of this new guidance will change the presentation of comprehensive income, it will not have an impact on the Company’s results of operations or financial position.

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

2.	Acquisitions

On May 27, 2011, a subsidiary in the Company’s Papermaking Systems segment acquired all of the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of equipment used to clean paper machine fabrics and rolls. The aggregate purchase price for this acquisition was $16,104,000. The purchase price included $910,000 of cash acquired and $517,000 of debt assumed.

This acquisition has been accounted for using the purchase method of accounting and the results of M-Clean have been included in the accompanying financial statements from the date of its acquisition. The Company recorded acquisition transaction costs of approximately $249,000 in 2011 in selling, general, and administrative expenses. Allocation of the purchase price for the acquisition was based on estimates of the fair values of the net assets acquired. The purchase price allocation includes identifiable intangible assets acquired of $5,777,000, which are being amortized using the straight-line method over a weighted-average period of 8 years. The excess of the acquisition purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $9,641,000, none of which is deductible for tax purposes.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

2.	Acquisitions (continued)

In 2010, subsidiaries in the Company’s Papermaking Systems segment completed acquisitions of a Canadian-based supplier of pressure screen baskets and a related dewatering equipment product line, as well as a European supplier of fluid-handling systems. The aggregate purchase price for these acquisitions was $8,488,000. Approximately $7,658,000 of the purchase price, which included $4,450,000 of cash acquired, was paid at the closings in 2010. An additional $500,000 of the purchase price was paid in 2011 and contingent consideration of $178,000 may be paid from 2012 to 2013 based on the sales of one of the acquired business’ products. The Company also made final consideration payments totaling $2,592,000 in 2010 for acquisitions completed prior to 2010.

The 2010 acquisitions have been accounted for using the purchase method of accounting, and the results of the acquired businesses have been included in the accompanying financial statements from their dates of acquisition. Acquisition transaction costs of approximately $303,000 in 2010 were recorded in selling, general, and administrative expenses. Allocations of the purchase price for the acquisitions were based on estimates of the fair values of the net assets acquired. The purchase price allocations for the 2010 acquisitions include identifiable intangible assets acquired of $1,313,000, which are being amortized using the straight-line method over a weighted-average period of 8 years. The excess of the acquisitions’ purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $2,574,000, of which $740,000 is fully deductible for tax purposes.

The Company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies from combining the businesses. The Company anticipates several synergies in connection with these acquisitions, including the use of the Company’s existing distribution channels to expand sales of the products of the acquired businesses.

Pro forma disclosures of the results of operations are not required, as the acquisitions are not considered material business combinations as outlined in FASB ASC 805, “Business Combinations.”

3.	Employee Benefit Plans

Stock-Based Compensation Plans

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, restricted stock units, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change-of-control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 696,008 shares available for grant under stock-based compensation plans at year-end 2011. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.

The Company recognizes compensation cost for all stock-based payments to employees based on the grant date estimate of fair value for those awards. Total stock-based compensation expense was $3,934,000, $2,754,000, and $2,669,000 in 2011, 2010, and 2009, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

Non-Employee Director Restricted Stock Units

On March 10, 2011, the Company granted an aggregate of 25,000 restricted stock units (RSUs) to its non-employee directors with an aggregate fair value of $613,800, which vested at a rate of 6,250 shares per quarter on the last day of each quarter in 2011. In 2011, the Company also granted to one of its non-employee

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

directors 10,000 RSUs with the same terms and conditions as previously-awarded RSUs granted to its other non-employee directors in prior periods, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. These RSUs, which total 50,000 outstanding in the aggregate and have a fair value of $891,200, will be forfeited if a change in control does not occur before the last day of the first quarter of 2015.

In March 2010, the Company granted an aggregate of 20,000 RSUs to its non-employee directors with an aggregate fair value of $283,400, of which 17,500 shares vested and 2,500 shares were forfeited in 2010. In December 2010, the Company granted 1,250 RSUs to a non-employee director with an aggregate fair value of $27,600, which vested at the end of fiscal 2010.

The Company recognized compensation expense of $613,800, $276,000, and $157,000 in 2011, 2010, and 2009, respectively, associated with RSUs granted to its non-employee directors.

Performance-Based Restricted Stock Units

On March 9, 2011, the Company granted to executive officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 56,698 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $24.90 per share. The RSUs were subject to adjustment based on the achievement of a specified adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) target generated from continuing operations for the 2011 fiscal year, and resulted in an adjusted RSU amount of 85,049 shares deliverable upon vesting. Following adjustment, the RSUs are subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2012, 2013, and 2014, provided that the officer is employed by the Company on the applicable vesting dates.

On March 3, 2010, the Company granted to executive officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 59,000 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $14.17 per share. The RSUs were subject to adjustment based on the achievement of a specified adjusted EBITDA target generated from continuing operations for the 2010 fiscal year and resulted in an adjusted RSU amount of 88,501 shares deliverable upon vesting. Following adjustment, the RSUs are subject to additional time-based vesting, and vest in three equal annual installments on March 10 of 2011, 2012, and 2013, provided that the officer is employed by the Company on the applicable vesting dates.

On March 3, 2009, the Company granted to executive officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 92,500 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $8.47 per share. The RSUs were subject to adjustment based on the achievement of a specified adjusted EBITDA target generated from continuing operations for the 2009 fiscal year and resulted in an adjusted RSU amount of 55,610 shares which vested on the last day of the Company’s 2011 fiscal year.

The Company also granted performance-based RSUs to executive officers of the Company in prior periods. The performance-based RSU agreements provide for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability or a change in control of the Company. If the officer dies or is disabled prior to the vesting date, then a ratable portion of the RSUs will vest. If a change in control occurs prior to the end of the performance period, the officer will receive the target RSU amount; otherwise, the officer will receive the number of deliverable RSUs based on the achievement of the performance goal, as stated in the RSU agreements.

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company recognizes compensation expense associated with performance-based RSUs ratably over each vesting tranche based on the grant date fair value. Compensation expense of $1,546,000, $1,327,000 and $1,976,000 associated with performance-based RSUs was recognized in 2011, 2010 and 2009, respectively. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,272,000 at December 31, 2011, and will be recognized over a weighted average period of 1.4 years.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

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

On March 3, 2010, the Company granted 85,000 time-based RSUs to certain employees of the Company with a grant date fair value of $14.17 per share. The RSUs generally vest in three equal installments on March 10 of 2011, 2012, and 2013.

Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Compensation expense of $1,052,000, $778,000 and $443,000 associated with these time-based RSUs was recognized in 2011, 2010 and 2009, respectively. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,668,000 at December 31, 2011, and will be recognized over a weighted average period of 1.9 years.

A summary of the activity of the Company’s unvested restricted stock units for 2009, 2010, and 2011 is as follows:

Unvested Restricted Stock Units	Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested RSUs at January 3, 2009	294	$27.05
Granted	116	$8.15
Vested	(154)	$25.57
Forfeited / Expired	(44)	$24.69

Unvested RSUs at January 2, 2010	212	$17.89
Granted	245	$14.53
Vested	(86)	$20.43
Forfeited / Expired	(59)	$9.56

Unvested RSUs at January 1, 2011	312	$16.77
Granted	184	$24.91
Vested	(159)	$19.90
Forfeited / Expired	(8)	$8.81

Unvested RSUs at December 31, 2011	329	$20.02

The total fair value of shares vested was $4,071,000, $1,856,000, and $2,394,000 in 2011, 2010, and 2009, respectively. The Company recognized a tax benefit in capital in excess of par value of $363,000, $26,000, and $33,000 in 2011, 2010, and 2009, respectively, associated with the vesting of restricted stock units.

Stock Options

Options granted from 2001 through 2011 have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

On March 9, 2011 and March 3, 2010, the Company granted stock options to purchase 81,637 and 140,000 shares, respectively, of the Company’s common stock to executive officers of the Company. The stock options vest in three equal annual installments beginning on the first anniversary of the grant date, provided that the executive officer remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense associated with these stock options ratably over the vesting period based on the grant date fair value. Compensation expense of $628,000 and $287,000 associated with these stock options was recognized in 2011 and 2010, respectively. Unrecognized compensation expense related to these stock options totaled approximately $1,169,000 at December 31, 2011, and will be recognized over a weighted average period of 1.8 years.

For 2010 and 2011, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming no expected dividends, with the following assumptions:

	2011	2010
Options Granted	81,637	140,000
Weighted-average Exercise Price	$24.90	$14.17
Weighted-average Grant Date Fair Value	$12.85	$7.39
Volatility	45%	45%
Risk-Free Interest Rate	2.86%	3.04%
Expected Life of Options	7.4 years	7.5 years

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

The Company did not grant stock options in 2009. A summary of the Company’s stock option activity for 2010 and 2011 is as follows:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Options Outstanding at January 2, 2010	21	$19.13
Granted	140	$14.17

Options Outstanding at January 1, 2011	161	$14.82
Granted	82	$24.90
Exercised	(8)	$20.01

Options Outstanding at December 31, 2011	235	$18.15	8.1 years	$1,236

Vested and Unvested Expected to Vest, End of Year	235	$18.15	8.1 years	$1,236

Options Exercisable, End of Year	60	$15.18	6.5 years	$448

(a) The closing price per share on the last trading day prior to December 31, 2011 was $22.61.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

There were no stock option exercises in 2009 and 2010. A summary of the Company’s stock option exercises in 2011 is as follows:

(In thousands)	2011
Total intrinsic value of options exercised	$39
Cash received from options exercised	$150
Income tax benefits from options exercised	$8

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2011, 2010, and 2009 plan years, the Company issued 12,509 shares, 25,466 shares, and 30,509 shares, respectively, of its common stock under this plan.

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

For these plans, the Company contributed and charged to expense approximately $2,294,000, $2,174,000, and $2,318,000 in 2011, 2010, and 2009, respectively.

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

The Company’s Kadant Johnson subsidiary also offers a post-retirement welfare benefits plan (included in the table below in “Other Benefits”) to its U.S. employees upon attainment of eligible retirement age. This plan was closed to employees who did not meet its retirement eligibility requirements on January 1, 2012.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

In accordance with ASC 715, “Compensation–Retirement Benefits,” (ASC 715), an employer is required to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The actuarial loss and prior service loss included in accumulated other comprehensive items and expected to be recognized in net periodic pension cost in 2012 are $427,000 and $54,000, respectively.

The following table summarizes the change in benefit obligation; the change in plan assets; the unfunded status; and the amounts recognized in the balance sheet for the Company’s pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$26,734	$24,447	$3,975	$4,261
Service cost	855	820	187	100
Interest cost	1,298	1,294	237	218
Actuarial loss	4,451	1,065	527	373
Prior service cost	–	–	960	81
Benefits paid	(1,744)	(892)	(437)	(606)
Curtailment gain	–	–	–	(298)
Effect of currency translation	–	–	(47)	(154)

Benefit obligation at end of year	$31,594	$26,734	$5,402	$3,975

Change in Plan Assets:
Fair value of plan assets at beginning of year	$23,965	$20,430	$–	$–
Actual return on plan assets	3,272	2,227	–	–
Employer contribution	900	2,200	437	606
Benefits paid	(1,744)	(892)	(437)	(606)

Fair value of plan assets at end of year	$26,393	$23,965	$–	$–

Unfunded status	$(5,201)	$(2,769)	$(5,402)	$(3,975)

Accumulated benefit obligation as of year-end	$25,928	$22,254	$1,345	$1,190

Amounts Recognized in the Balance Sheet Consist of:
Current liability	$–	$–	$(444)	$–
Non-current liability	$(5,201)	$(2,769)	$(4,958)	$(3,975)
Amounts Recognized in Accumulated Other Comprehensive Items Before Tax Consist of:
Unrecognized net actuarial loss	$(10,205)	$(8,030)	$(857)	$(360)
Unrecognized prior service (cost) income	(329)	(384)	(908)	35

Total	$(10,534)	$(8,414)	$(1,765)	$(325)

Changes in Amounts Recognized in Accumulated Other Comprehensive Items Before Tax:
Current year unrecognized net actuarial loss	$(2,608)	$(251)	$(527)	$(373)
Current year prior service cost	–	–	(960)	(81)
Current year curtailment	–	–	–	82
Amortization of unrecognized prior service cost (income)	55	55	15	(58)
Amortization of unrecognized net actuarial loss	433	439	28	13
Effect of currency translation	–	–	4	7

Total	$(2,120)	$243	$(1,440)	$(410)

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.28%	5.25%	4.44%	5.05%
Rate of compensation increase	4.00%	4.00%	3.28%	2.00%

The projected benefit obligations and fair value of plan assets for the Company’s pension plans with projected benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets:
Projected benefit obligation	$31,594	$26,734	$1,790	$1,574
Fair value of plan assets	$26,393	$23,965	$–	$–

The accumulated benefit obligations and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:
Accumulated benefit obligation	$–	$–	$1,345	$1,190
Fair value of plan assets	$–	$–	$–	$–

The components of net periodic benefit cost (income) were as follows:

	Pension Benefits			Other Benefits
(In thousands)	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost (Income):
Service cost	$855	$820	$820	$187	$100	$147
Interest cost	1,298	1,294	1,322	237	218	252
Expected return on plan assets	(1,429)	(1,412)	(1,297)	–	–	–
Recognized net actuarial loss	433	439	497	28	13	2
Amortization of prior service cost (income)	55	55	55	15	(58)	(454)

Net periodic benefit cost (income)	1,212	1,196	1,397	467	273	(53)
Curtailment gain	–	–	–	–	(219)	(279)

Net periodic benefit cost (income)	$1,212	$1,196	$1,397	$467	$54	$(332)

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

The weighted-average assumptions used to determine net periodic benefit cost (income) were as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.25%	5.75%	6.25%	5.04%	5.52%	6.37%
Expected long-term return on plan assets	6.25%	7.00%	8.50%	–	–	–
Rate of compensation increase	4.00%	4.00%	4.00%	3.28%	2.00%	2.00%

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

Assumed weighted-average healthcare cost trend rates as of year-end were as follows:

	2011	2010
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Ultimate healthcare cost trend rate	0.00%	0.00%
Year assumed rate reaches ultimate rate	2018	2018

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components—(expense) income	$–	$–
Effect on post-retirement benefit obligation—(increase) decrease	$(1)	$1

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at year-end 2011 and 2010 by asset category are as follows:

	2011 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,040	$–	$–	$3,040
International Equity (a)	$697	$–	$–	$697
Fixed Income (b)	$14,186	$8,470	$–	$22,656

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

	2010 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,258	$–	$–	$3,258
International Equity (a)	$815	$–	$–	$815
Fixed Income (b)	$12,814	$7,078	$–	$19,892

(a)	Common stock index funds.
(b)	Investments in commingled funds that invest in a diversified blend of investment and non-investment grade fixed income securities.

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

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

Cash Flows

Contributions

The Company expects to make cash contributions of $960,000 to its noncontributory defined benefit retirement plan in 2012. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2011.

(In thousands)	Pension Benefits	Other Benefits
2012	$3,298	$445
2013	1,435	265
2014	1,154	263
2015	2,221	266
2016	1,549	317
2017-2021	12,975	2,507

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

All eligible retirees of the Company’s Kadant Solutions division are currently participating in a post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, the monthly contribution to the plan was capped at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 8% in 2011, decreasing to an ultimate rate of 0% in 2018, at which time the plan caps on benefits are expected to apply to all benefits.

All eligible retirees of the Company’s Kadant Johnson Inc. subsidiary are currently participating in a post-retirement welfare benefits plan. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions up to annual employee and plan stop loss limitations. This plan was closed to employees who did not meet its retirement eligibility requirements on January 1, 2012. The medical healthcare cost trend rate no longer affects the amounts reported for the health care benefits in this plan.

4.	Preferred and Common Stock

Preferred Stock

The Company’s Certificate of Incorporation authorizes up to 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company’s board of directors without further shareholder approval.

Common Stock

At year-end 2011, the Company had reserved 1,392,036 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

5.	Income Taxes

The components of income (loss) from continuing operations before provision for income taxes are as follows:

(In thousands)	2011	2010	2009
Domestic	$9,823	$6,484	$(7,353)
Foreign	28,320	17,364	5,095

	$38,143	$23,848	$(2,258)

The components of the provision for income taxes from continuing operations are as follows:

(In thousands)	2011	2010	2009
Current Provision:
Federal	$123	$(630)	$1,320
Foreign	5,575	3,976	1,337
State	473	603	143

	6,171	3,949	2,800

Deferred (Benefit) Provision:
Federal	(317)	999	666
Foreign	(1,309)	107	387
State	(260)	143	(161)

	(1,886)	1,249	892

	$4,285	$5,198	$3,692

The provision (benefit) for income taxes included in the accompanying statement of operations is as follows:

(In thousands)	2011	2010	2009
Continuing Operations	$4,285	$5,198	$3,692
Discontinued Operation	(1,511)	(164)	(10)

	$2,774	$5,034	$3,682

The Company receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. There were no stock option exercises in 2010 and 2009. The current provision for income taxes does not reflect $8,000 of such benefits from the exercise of stock options that were allocated to capital in excess of par value in 2011. In addition, in 2011, 2010, and 2009, a tax benefit of $363,000, $26,000, and $33,000 respectively, was allocated to capital in excess of par value associated with the vesting of restricted stock units.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The provision for income taxes from continuing operations in the accompanying statement of operations differs from the provision calculated by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before provision for income taxes due to the following:

(In thousands)	2011	2010	2009
Provision (Benefit) for Income Taxes at Statutory Rate	$13,350	$8,347	$(790)
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	(140)	485	(57)
U.S. tax cost (benefit) of foreign earnings	(53)	1,108	7,848
Foreign tax rate differential	(3,094)	(2,039)	(1,531)
Unrecognized tax benefit reserves, net	(1,596)	(386)	913
Change in valuation allowance	(4,183)	(2,051)	(2,652)
Nondeductible expenses	746	426	474
Research and development tax credits	(324)	(266)	(545)
Other	(421)	(426)	32

	$4,285	$5,198	$3,692

The U.S. tax cost of foreign earnings in 2009 primarily includes a $22,274,000 provision related to foreign cash repatriation offset by a $14,630,000 benefit from foreign tax credits associated with the repatriation of foreign earnings.

Net deferred tax liability in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2011	2010
Deferred Tax Liability:
Foreign and alternative minimum tax credits	$8,050	$8,774
Reserves and accruals	6,651	5,377
Operating loss carryforwards	14,515	14,393
Inventory basis difference	2,443	2,403
Research and development	1,316	1,477
Employee compensation	1,847	1,739
Allowance for doubtful accounts	458	411
Other	176	36
Revenue recognition	328	–

Deferred Tax Asset, Gross	35,784	34,610
Less: Valuation Allowance	(21,014)	(25,884)

Deferred Tax Asset, Net	14,770	8,726

Goodwill and intangible assets	(15,244)	(11,537)
Fixed assets basis difference	(3,313)	(2,987)
Revenue recognition	–	(76)
Reserves and accruals	(398)	(446)
Other	(149)	(124)

Deferred Tax Liability	(19,104)	(15,170)

Net Deferred Tax Liability	$(4,334)	$(6,444)

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The deferred tax asset and liability are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance at year-end 2011 was $21,014,000, consisting of $8,096,000 in the U.S. and $12,918,000 in foreign jurisdictions. The decrease in the valuation allowance in 2011 of $4,870,000 related primarily to the release of a portion of the valuation allowances in the U.S. and China. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2011, in the U.S. and China the Company was in a three-year cumulative income position and expects income from operations in 2012; as a result, the Company released its tax valuation allowance against certain deferred tax assets in both jurisdictions. As of year-end 2011, the Company continued to maintain a valuation allowance in the U.S. primarily against all of its foreign tax credits due to the uncertainty of future foreign source income. As of year-end 2011, the Company maintained a full valuation allowance in certain foreign jurisdictions because of the uncertainty of future profitability.

At year-end 2011, the Company had domestic state and foreign net operating loss carryforwards of $29,452,000 and $56,241,000, respectively, U.S. foreign tax credit carryforwards of $6,890,000, U.S. research and development tax credits of $322,000, and U.S. alternative minimum tax credits of $1,154,000. The domestic state loss carryforwards will expire in the years 2012 through 2030. Their use is limited to future taxable earnings from the Company’s domestic subsidiaries. Of the foreign net operating loss carryforwards, $13,016,000 expire in the years 2012 through 2030, and the remainder do not expire. The U.S. foreign tax credits expire beginning in 2012. The research and development tax credits begin to expire in 2021 and the alternative minimum tax credits may be carried forward indefinitely.

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

The severe economic downturn that began at the end of 2008 and continued into 2009 negatively affected the Company’s quarterly EBITDA, which is a factor used in the financial covenants in its 2008 Credit Agreement. In the second quarter of 2009, the Company implemented a one-time cash repatriation plan to ensure that it would continue to remain in compliance with these financial covenants. Under this plan, the Company repatriated $35,612,000 of cash in 2009 from its foreign subsidiaries, which was used to repay a portion of the Company’s outstanding debt obligations in the U.S. and China. It is the Company’s intention to reinvest indefinitely the remaining earnings of its international subsidiaries in order to support the current and future capital needs of their operations. Through year-end 2011, the Company has not provided for U.S. income taxes on approximately $119,803,000 of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company were to remit the foreign earnings to the U.S., would be approximately $1,117,000. The Company has two subsidiaries located in China that have a tax holiday, which reduces the income tax in that country. The tax holiday began in 2007 for each company and expired at the end of 2011. The Company realized a benefit of $832,000, or $.07 per diluted share, in 2011 from the tax holiday.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

As of year-end 2011, the Company had $3,308,000 of unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2011 and 2010 is as follows:

(In thousands)	2011	2010
Unrecognized tax benefits, beginning of year	$6,134	$6,139
Gross increases—tax positions in prior periods	102	35
Gross decreases—tax positions in prior periods	(1,353)	(185)
Gross increases—current-period tax positions	1,469	422
Settlements	(940)	(255)
Lapses of statutes of limitation	(1,914)	(217)
Currency translation	(190)	195

Unrecognized tax benefits, end of year	$3,308	$6,134

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $1,194,000 and $1,574,000 for the potential payment of interest and penalties at year-end 2011 and 2010, respectively. The interest and penalties reflected in the statement of operations was a benefit of $581,000 in 2011 and an expense of $33,000 in 2010.

The Company is currently under audit in the U.S. and certain non-U.S. taxing jurisdictions. It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may be reduced by up to $658,000 due to the re-evaluation of current uncertain tax positions as a result of the examinations or from the expiration of tax statutes.

As of year-end 2011, the Company was subject to U.S. Federal income tax examinations for the stub period from January to August 2001 when the Company was part of its former parent company’s tax return and for the tax years 2008 through 2011, and to non-U.S. income tax examinations for the tax years 2004 through 2011. In addition, the Company was subject to state and local income tax examinations in the U.S. for the tax years 2002 through 2011.

6.	Short- and Long-Term Obligations

Short- and long-term obligations at year-end 2011 and 2010 are as follows:

(In thousands)	2011	2010
Revolving Credit Facility	$5,000	$15,000
Variable Rate Term Loan, due from 2012 to 2016	7,250	7,750

Total Short- and Long-Term Obligations	12,250	22,750
Less: Short-Term Obligations and Current Maturities	(500)	(5,500)

Long-Term Obligations, less Current Maturities	$11,750	$17,250

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

6.	Short- and Long-Term Obligations (continued)

The annual payment requirements for short- and long-term obligations are as follows:

(In thousands)
2012	$500
2013	5,500
2014	500
2015	500
2016	5,250

The weighted average interest rate for short- and long-term obligations was 5.31% and 4.06% at year-end 2011 and 2010, respectively.

See Note 11 for the fair value information related to the Company’s long-term obligations.

Revolving Credit Facility

On February 13, 2008, the Company entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75,000,000, which includes an uncommitted unsecured incremental borrowing facility of up to an additional $75,000,000. The Company can borrow up to $75,000,000 under the 2008 Credit Agreement with a sublimit of $60,000,000 within the 2008 Credit Agreement available for the issuances of letters of credit and bank guarantees. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. Interest on any loans outstanding under the 2008 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate plus an applicable margin (up to .20%) or (b) a Eurocurrency rate plus an applicable margin (up to 1.20%). The applicable margin is determined based upon the Company’s total debt to EBITDA, as defined in the 2008 Credit Agreement, ratio. As of year-end 2011, the outstanding balance on the 2008 Credit Agreement was $5,000,000. The Company had $69,157,000 of borrowing capacity available under the committed portion of the 2008 Credit Agreement. The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

The obligations of the Company under the 2008 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2008 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), uninsured judgments and the failure to pay certain indebtedness, and a change of control default.

The loans under the 2008 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement effective as of February 13, 2008. In addition, the 2008 Credit Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of year-end 2011, the Company was in compliance with these covenants.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

6.	Short- and Long-Term Obligations (continued)

2006 Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan; pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of year-end 2011, the remaining balance on the 2006 Commercial Real Estate Loan was $7,250,000.

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

Debt Issuance Costs

Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of year-end 2011, unamortized debt issuance costs were approximately $173,000.

7.	Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of operations includes expenses from operating leases of $2,043,000, $1,919,000, and $2,105,000 in 2011, 2010, and 2009, respectively. The future minimum payments due under noncancelable operating leases as of December 31, 2011 are $1,828,000 in 2012; $1,058,000 in 2013; $648,000 in 2014; $458,000 in 2015; $302,000 in 2016 and $85,000 thereafter. Total future minimum lease payments are $4,379,000.

Letters of Credit

Outstanding letters of credit issued on behalf of the Company as applicant, principally relating to performance obligations and customer deposit guarantees, totaled $14,158,000 at year-end 2011. Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit expire without being drawn by the beneficiary.

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

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

8.	Restructuring Costs and Other Income, Net

Other Income

In 2011, other income consisted of a pre-tax gain of $2,282,000 from the sale of real estate in China. In 2010, the Company sold real estate in the U.S. for cash proceeds of $2,583,000, resulting in a pre-tax gain of $1,033,000 and recognized a curtailment gain on a pension liability of $219,000 associated with the reduction of 25 employees in France.

2011 Restructuring Plan

The Company recorded restructuring costs of $408,000 in 2011 in its Papermaking Systems segment consisting of severance and associated costs related to the reduction of 73 employees in China to adjust our cost structure and streamline our operations.

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

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

8.	Restructuring Costs and Other Income, Net (continued)

A summary of the changes in accrued restructuring costs, of which $262,000 is included in other current liabilities and $500,000 is included in other long-term liabilities in the accompanying consolidated balance sheet, are as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
2011 Restructuring Plan
Balance at January 1, 2011	$–	$–	$–
Provision	408	–	408

Balance at December 31, 2011	$408	$–	$408

2009 Restructuring Plan
Balance at January 3, 2009	$–	$–	$–
Provision	3,846	12	3,858
Usage	(1,529)	(12)	(1,541)
Currency translation	(15)	–	(15)

Balance at January 2, 2010	$2,302	$–	$2,302
Provision	105	–	105
Usage	(2,233)	–	(2,233)
Currency translation	(174)	–	(174)

Balance at January 1, 2011	$–	$–	$–

2008 Restructuring Plan
Balance at January 3, 2009	$2,872	$–	$2,872
Provision	257	314	571
Usage	(1,798)	(314)	(2,112)
Currency translation	3	–	3

Balance at January 2, 2010	$1,334	$–	$1,334
Provision	71	71	142
Usage	(989)	(71)	(1,060)
Currency translation	17	–	17

Balance at January 1, 2011	$433	$–	$433
Usage	(94)	–	(94)
Currency translation	15	–	15

Balance at December 31, 2011	$354	$–	$354

The Company expects to pay the remaining accrued restructuring costs as follows: $262,000 in 2012 and $500,000 from 2013 to 2016.

9.	Discontinued Operation

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

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

9.	Discontinued Operation (continued)

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

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. In connection with the settlement, the Company incurred a charge of $1,185,000 (reported in loss from discontinued operation) in 2011. As of year-end 2011, the Company has accrued $2,577,000 for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, the Company will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5,000,000 as agreed in the settlement agreement. The Company also accrued $710,000 as of year-end 2011 for the payment of the plaintiffs’ legal fees and incentives to representatives of the class, as agreed in the settlement agreement.

Operating results for the discontinued operation included in the accompanying consolidated statement of operations are as follows:

(In thousands)	2011	2010	2009
Operating Loss	$(1,520)	$(66)	$(28)
Income Tax Benefit	1,511	164	10

Income (Loss) from Discontinued Operation	$(9)	$98	$(18)

The major classes of assets and liabilities for the discontinued operation included in the accompanying consolidated balance sheet are as follows:

(In thousands)	2011	2010
Current Deferred Tax Asset	$1,302	$–
Other Assets	373	401

Total Assets	1,675	401

Accrued Warranty Costs	2,577	2,142
Other Current Liabilities	1,055	255

Total Liabilities	3,632	2,397

Net Liabilities	$(1,957)	$(1,996)

10.	Derivatives

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreased to $10,000,000 on December 31, 2010, and to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

10.	Derivatives (continued)

(the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair values for these instruments as of December 31, 2011 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective, and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of December 31, 2011 the Company was in compliance with these covenants. The unrealized loss of $1,401,000 as of December 31, 2011 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a gain of $4,000 in 2011 and losses of $34,000 and $699,000 in 2010 and 2009, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

10.	Derivatives (continued)

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the consolidated balance sheet:

		2011		2010
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount (b)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$22	$421	$131	$1,794
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(462)	$6,635	$(59)	$1,056
Interest rate swap agreements	Other Long- Term Liabilities	$(1,401)	$12,250	$(1,595)	$17,750
Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(82)	$1,775	$(48)	$1,816

(a)	See Note 11 for the fair value measurements relating to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during 2011 and 2010.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended December 31, 2011:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss (gain), net of tax, at January 1, 2011	$1,290	$(50)	$1,240
(Loss) gain reclassified to earnings (a)	(586)	169	(417)
Loss recognized in OCI	462	148	610

Unrealized loss, net of tax, at December 31, 2011	$1,166	$267	$1,433

(a)	Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying consolidated statement of operations.

As of December 31, 2011, $630,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

11.	Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$13,983	$–	$–	$13,983
Forward currency-exchange contracts	$–	$22	$–	$22
Liabilities:
Forward currency-exchange contracts	$–	$544	$–	$544
Interest rate swap agreements	$–	$1,401	$–	$1,401

	Fair Value as of January 1, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$28,156	$–	$–	$28,156
Forward currency-exchange contracts	$–	$131	$–	$131
Liabilities:
Forward currency-exchange contracts	$–	$107	$–	$107
Interest rate swap agreements	$–	$1,595	$–	$1,595

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2011. The Company’s financial assets and liabilities carried at fair value comprise cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents include money market funds and bank deposits which are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

11.	Fair Value Measurements and Fair Value of Financial Instruments (continued)

The carrying amount and fair value of the Company’s debt obligations are as follows:

	2011		2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt obligations	$11,750	$11,750	$17,250	$17,250

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

The Company’s Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment, doctoring systems and equipment, water-management systems, and fluid-handling systems and equipment for the pulp and paper industry worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and water-management systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls. The Fiber-based Products business produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

(In thousands)	2011	2010	2009
Business Segment Information
Revenues by Product Line:
Papermaking Systems:
Stock-Preparation	$131,914	$95,542	$85,731
Fluid-Handling	100,618	83,302	63,930
Doctoring	55,278	51,290	45,895
Water-Management	34,465	28,570	20,273
Other	2,590	2,484	1,778

Papermaking Systems	$324,865	$261,188	$217,607
Fiber-based Products	10,595	8,841	7,958

	$335,460	$270,029	$225,565

Income (Loss) from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems (a)	$50,869	$37,281	$10,203
Corporate and Fiber-based Products	(12,159)	(12,332)	(10,677)

Total operating income (loss)	38,710	24,949	(474)
Interest expense, net	(567)	(1,101)	(1,784)

	$38,143	$23,848	$(2,258)

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

12.	Business Segment and Geographical Information (continued)

(In thousands)	2011	2010	2009
Total Assets:
Papermaking Systems	$340,227	$314,929	$293,434
Corporate and Fiber-based Products (b)	16,496	21,442	13,726

Total Assets from Continuing Operations	356,723	336,371	307,160
Total Assets from Discontinued Operation	1,675	401	496

	$358,398	$336,772	$307,656

Depreciation and Amortization:
Papermaking Systems	$7,455	$6,750	$6,984
Corporate and Fiber-based Products	481	478	464

	$7,936	$7,228	$7,448

Capital Expenditures:
Papermaking Systems	$7,751	$3,022	$2,529
Corporate and Fiber-based Products	279	386	275

	$8,030	$3,408	$2,804

Geographical Information
Revenues (c):
United States	$136,415	$120,696	$97,368
China	61,929	37,087	22,361
France	50,414	45,541	53,519
Other	86,702	66,705	52,317

	$335,460	$270,029	$225,565

Long-lived Assets (d):
United States	$14,578	$14,890	$15,787
China	15,789	12,220	12,711
Other	9,728	9,801	9,917

	$40,095	$36,911	$38,415

Export Revenues Included in United States Revenues Above (e)	$16,512	$9,881	$5,776

(a)	Includes restructuring costs and other income, net, including income of $1.9 million and $1.0 million in 2011 and 2010, respectively, and expense of $4.4 million in 2009 (see Note 8).
(b)	Primarily includes cash and cash equivalents and property, plant, and equipment.
(c)	Revenues are attributed to countries based on selling location.
(d)	Represents property, plant, and equipment, net.
(e)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

13.	Earnings (Loss) per Share

Basic and diluted earnings (loss) per share were calculated as follows:

(In thousands, except per share amounts)	2011	2010	2009
Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	$33,584	$18,409	$(5,906)
(Loss) Income from Discontinued Operation	(9)	98	(18)

Net Income (Loss)	$33,575	$18,507	$(5,924)

Basic Weighted Average Shares	12,124	12,339	12,331
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	137	127	–

Diluted Weighted Average Shares	12,261	12,466	12,331

Basic Earnings (Loss) per Share:
Continuing Operations	$2.77	$1.49	$(.48)
Discontinued Operation	$–	$.01	$–
Net Income (Loss) per Basic Share	$2.77	$1.50	$(.48)
Diluted Earnings (Loss) per Share:
Continuing Operations	$2.74	$1.48	$(.48)
Discontinued Operation	$–	$–	$–
Net Income (Loss) per Diluted Share	$2.74	$1.48	$(.48)

Options to purchase 67,500 shares, 99,300 shares, and 44,000 shares of common stock were not included in the computation of diluted earnings (loss) per share for 2011, 2010, and 2009, respectively, because the options’ exercise prices were greater than the average market price for the common stock and the effect would have been antidilutive. In addition, the dilutive effect of restricted stock units totaling 56,200 shares of common stock was not included in the computation of diluted loss per share in 2009, as the effect would have been antidilutive.

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

Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2011	2010
Foreign Currency Translation Adjustments	$3,836	$5,638
Unrecognized Prior Service Cost	(801)	(235)
Deferred Loss on Pension and Other Post-Retirement Plans	(9,557)	(7,749)
Deferred Loss on Hedging Instruments	(1,433)	(1,240)

	$(7,955)	$(3,586)

Amounts reclassified from accumulated other comprehensive items to net income are as follows:

(In thousands)	2011	2010	2009
Loss on Pension and Other Post-Retirement Plans	$347	$283	$57
Loss on Hedging Instruments	417	572	467

Kadant Inc.	2011 Financial Statements
Notes to Consolidated Financial Statements

15.	Unaudited Quarterly Information

2011 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$71,680	$82,457	$84,358	$96,965

Gross Profit	34,093	37,706	36,011	37,403

Net Income	5,873	7,373	8,743	11,860

Amounts Attributable to Kadant:
Income from Continuing Operations (a)	5,795	7,309	9,804	10,676
(Loss) Income from Discontinued Operation (b)	(4)	(5)	(1,156)	1,156

Net Income Attributable to Kadant	$5,791	$7,304	$8,648	$11,832

Basic Earnings per Share:
Continuing Operations	$.47	$.59	$.81	$.91

Net Income Attributable to Kadant	$.47	$.59	$.71	$1.01

Diluted Earnings per Share:
Continuing Operations	$.47	$.59	$.80	$.90

Net Income Attributable to Kadant	$.47	$.59	$.70	$1.00

2010 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$61,121	$69,136	$66,516	$73,256

Gross Profit	26,875	31,168	29,302	31,080

Net Income	3,641	5,273	4,566	5,268

Amounts Attributable to Kadant:
Income from Continuing Operations (c)	3,615	5,225	4,502	5,067
(Loss) Income from Discontinued Operation	(4)	(5)	(5)	112

Net Income Attributable to Kadant	$3,611	$5,220	$4,497	$5,179

Basic Earnings per Share:
Continuing Operations	$.29	$.42	$.36	$.42

Net Income Attributable to Kadant	$.29	$.42	$.36	$.42

Diluted Earnings per Share:
Continuing Operations	$.29	$.42	$.36	$.41

Net Income Attributable to Kadant	$.29	$.42	$.36	$.42

(a)	Includes a $2.3 million pre-tax gain on the sale of real estate in the third quarter of 2011.
(b)	Includes a $1.2 million warranty and legal provision and a $1.2 million tax benefit in the third and fourth quarters of 2011, respectively.
(c)	Includes a $0.3 million and $0.7 million pre-tax gain on sales of real estate in the first and third quarters of 2010, respectively.

Kadant Inc.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Currency Translation	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2011	$2,185	$1,249	$92	$(1,213)	$(5)	$2,308
Year Ended January 1, 2011	$2,493	$455	$111	$(835)	$(39)	$2,185
Year Ended January 2, 2010	$2,985	$305	$334	$(1,225)	$94	$2,493

Description	Balance at Beginning of Year	Provision Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (a)
Year Ended December 31, 2011	$433	$408	$(94)	$15	$762
Year Ended January 1, 2011	$3,636	$247	$(3,293)	$(157)	$433
Year Ended January 2, 2010	$2,872	$4,429	$(3,653)	$(12)	$3,636

(a)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.