Form 10-Q
period 2012-03-31
KADANT INC
filed 2012-05-09
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $.01 par value	11,677,678

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	March 31,	December 31,
(In thousands)	2012	2011

Current Assets:
Cash and cash equivalents	$42,624	$46,950
Restricted cash (Note 2)	429	700
Accounts receivable, less allowances of $2,013 and $2,308	59,947	59,492
Inventories (Note 4)	51,931	50,527
Unbilled contract costs and fees	8,517	3,244
Other current assets	12,096	11,703
Assets of discontinued operation	1,668	1,675
Total Current Assets	177,212	174,291

Property, Plant, and Equipment, at Cost	106,814	105,671
Less: accumulated depreciation and amortization	67,606	65,576
	39,208	40,095

Other Assets	37,914	38,053

Goodwill	107,639	105,959

Total Assets	$361,973	$358,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	March 31,	December 31,
(In thousands, except share amounts)	2012	2011

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$5,500	$500
Accounts payable	28,766	28,624
Accrued payroll and employee benefits	13,147	17,687
Customer deposits	19,934	18,627
Other current liabilities	22,938	26,722
Liabilities of discontinued operation	3,611	3,632
Total Current Liabilities	93,896	95,792

Other Long-Term Liabilities	27,540	27,226

Long-Term Obligations (Note 6)	6,625	11,750

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	92,178	93,701
Retained earnings	205,759	198,706
Treasury stock at cost, 2,948,742 and 2,983,717 shares	(61,460)	(62,118)
Accumulated other comprehensive items	(3,918)	(7,955)
Total Kadant Shareholders’ Investment	232,705	222,480
Noncontrolling interest	1,207	1,150
Total Shareholders’ Investment	233,912	223,630

Total Liabilities and Shareholders’ Investment	$361,973	$358,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In thousands, except per share amounts)	2012	2011

Revenues	$84,113	$71,680

Costs and Operating Expenses:
Cost of revenues	45,741	37,587
Selling, general, and administrative expenses	26,143	24,473
Research and development expenses	1,532	1,312
Other expense (Note 8)	307	–
	73,723	63,372

Operating Income	10,390	8,308

Interest Income	94	99
Interest Expense	(209)	(257)

Income from Continuing Operations Before Provision for Income Taxes	10,275	8,150
Provision for Income Taxes (Note 5)	3,138	2,273

Income from Continuing Operations	7,137	5,877
Loss from Discontinued Operation (net of income tax benefit of $49 and $3)	(61)	(4)

Net Income	7,076	5,873

Net Income Attributable to Noncontrolling Interest	(23)	(82)

Net Income Attributable to Kadant	$7,053	$5,791

Amounts Attributable to Kadant:
Income from Continuing Operations	$7,114	$5,795
Loss from Discontinued Operation	(61)	(4)
Net Income Attributable to Kadant	$7,053	$5,791

Basic and Diluted Earnings per Share from Continuing Operations Attributable to Kadant (Note 3)	$.61	$.47

Earnings per Share Attributable to Kadant (Note 3):
Basic	$.61	$.47
Diluted	$.60	$.47

Weighted Average Shares (Note 3):
Basic	11,653	12,267

Diluted	11,729	12,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In thousands)	2012	2011

Net Income	$7,076	$5,873

Other Comprehensive Items:
Foreign Currency Translation Adjustment	3,802	6,150
Pension and Other Post-Retirement Liability Adjustments, net (net of tax of $68 and $44 in 2012 and 2011, respectively)	105	(877)
Deferred Gain on Hedging Instruments (net of tax of $86 and $7 in 2012 and 2011, respectively)	164	206
	4,071	5,479
Comprehensive Income	11,147	11,352
Comprehensive Income Attributable to Noncontrolling Interest	(57)	(173)
Comprehensive Income Attributable to Kadant	$11,090	$11,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In thousands)	2012	2011

Operating Activities:
Net income attributable to Kadant	$7,053	$5,791
Net income attributable to noncontrolling interest	23	82
Loss from discontinued operation	61	4
Income from continuing operations	7,137	5,877
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,243	1,865
Stock-based compensation expense	1,074	824
(Benefit) provision for losses on accounts receivable	(319)	194
Gain on the sale of property, plant, and equipment	(10)	(5)
Other items, net	305	519
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	797	(1,207)
Unbilled contract costs and fees	(5,160)	(622)
Inventories	(558)	(8,809)
Other current assets	(197)	(2,357)
Accounts payable	(362)	1,561
Other current liabilities	(8,736)	2,752
Contributions to pension plan	(240)	(225)
Net cash (used in) provided by continuing operations	(4,026)	367
Net cash (used in) provided by discontinued operation	(75)	3
Net cash (used in) provided by operating activities	(4,101)	370

Investing Activities:
Purchases of property, plant, and equipment	(258)	(1,164)
Proceeds from sale of property, plant, and equipment	113	7
Acquisition consideration	(25)	(412)
Other, net	–	31
Net cash used in continuing operations for investing activities	(170)	(1,538)

Financing Activities:
Purchases of Company common stock	(1,281)	–
Change in restricted cash (Note 2)	271	(2,687)
Repayments of short- and long-term obligations	(125)	(5,125)
Net proceeds from issuance of Company common stock	106	149
Other, net	122	5
Net cash used in continuing operations for financing activities	(907)	(7,658)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	852	1,984

Decrease in Cash and Cash Equivalents from Continuing Operations	(4,326)	(6,842)
Cash and Cash Equivalents at Beginning of Period	46,950	61,805
Cash and Cash Equivalents at End of Period	$42,624	$54,963

Non-cash Financing Activities:
Issuance of Company common stock	$1,690	$657

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at March 31, 2012, and its results of operations and cash flows for the three-month periods ended March 31, 2012 and April 2, 2011. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 31, 2011 has been derived from the consolidated financial statements that have been audited by the Company’s independent registered public accounting firm. The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission.

2.	Restricted Cash

As of March 31, 2012 and December 31, 2011, the Company had restricted cash of $429,000 and $700,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees will expire by September 30, 2012.

3.         Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 31,	April 2,
(In thousands, except per share amounts)	2012	2011

Amounts Attributable to Kadant:
Income from Continuing Operations	$7,114	$5,795
Loss from Discontinued Operation	(61)	(4)
Net Income	$7,053	$5,791

Basic Weighted Average Shares	11,653	12,267
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	76	141
Diluted Weighted Average Shares	11,729	12,408

Basic Earnings per Share:
Continuing Operations	$.61	$.47
Discontinued Operation	$(.01)	$–
Net Income per Basic Share	$.61	$.47

Diluted Earnings per Share:
Continuing Operations	$.61	$.47
Discontinued Operation	$(.01)	$–
Net Income per Diluted Share	$.60	$.47

Options to purchase approximately 107,000 and 25,000 shares of common stock for the first quarters of 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock during the period and the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 112,000 and 136,000 shares of common stock for the first

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.         Earnings per Share (continued)

quarters of 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units granted in the first quarters of 2012 and 2011, the performance conditions had not been met as of the end of the reporting period.

4.         Inventories

The components of inventories are as follows:

	March 31,	December 31,
(In thousands)	2012	2011

Raw Materials and Supplies	$20,770	$20,218
Work in Process	10,709	9,383
Finished Goods	20,452	20,926
	$51,931	$50,527

5.         Income Taxes

The provision for income taxes was $3,138,000 and $2,273,000 in the first quarters of 2012 and 2011, respectively, and represented 31% and 28% of pre-tax income. The effective tax rates were lower than the Company’s statutory rates primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits, that were fully reserved in prior periods, due to an increase in estimated current year income in the U.S.

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of December 31, 2011 was $21,014,000, consisting of $8,096,000 in the U.S. and $12,918,000 in foreign jurisdictions. Compliance with Accounting Standards Codification (ASC) 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of March 31, 2012, the Company has maintained a valuation allowance in the U.S. primarily against certain of its foreign tax credits due to the uncertainty of income beyond 2012. The Company’s full valuation allowance in certain foreign jurisdictions was maintained as of March 31, 2012 as a result of certain foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability.

6.         Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	March 31,	December 31,
(In thousands)	2012	2011

Revolving Credit Facility, due 2013	$5,000	$5,000
Variable Rate Term Loan, due from 2012 to 2016	7,125	7,250
Total Short- and Long-Term Obligations	12,125	12,250
Less: Short-Term Obligations and Current Maturities	(5,500)	(500)
Long-Term Obligations, less Current Maturities	$6,625	$11,750

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.         Short- and Long-Term Obligations (continued)

The weighted average interest rate for the Company’s short- and long-term obligations was 5.30% as of March 31, 2012.

As of March 31, 2012, the Company had $69,011,000 of borrowing capacity available under the committed portion of its five-year unsecured revolving credit facility entered into on February 13, 2008 (2008 Credit Agreement). The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Three Months Ended
(In thousands)	March 31, 2012

Balance at December 31, 2011	$4,129
Provision	228
Usage	(528)
Currency translation	63
Balance at March 31, 2012	$3,892

See Note 15 for warranty information related to the discontinued operation.

8.         Restructuring and Other Expense

Other Expense

In the first quarter of 2012, other expense consisted of accelerated depreciation of $307,000 associated with the anticipated disposal of equipment in China related to a facility consolidation.

2011 Restructuring Plan

The Company recorded total restructuring costs of $408,000 in the fourth quarter of 2011 in its Papermaking Systems segment consisting of severance and associated costs related to the reduction of 73 employees in China to adjust our cost structure and streamline the Company’s operations.

2008 Restructuring Plan

The Company recorded total restructuring costs of $4,515,000, including severance and associated costs of $4,130,000 and facility-related costs of $385,000, in prior periods associated with its 2008 Restructuring Plan. These restructuring costs related to the reduction of 329 employees in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. These actions were taken to adjust the Company’s cost structure and streamline its operations in response to the weak economic environment at the time.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Restructuring and Other Expense (continued)

A summary of the changes in accrued restructuring costs related to the Company’s 2008 and 2011 Restructuring Plans is as follows:
(In thousands)	Severance Costs

2011 Restructuring Plan
Balance at December 31, 2011	$408
Payments	(126)
Currency translation	2
Balance at March 31, 2012	$284

2008 Restructuring Plan
Balance at December 31, 2011	$354
Payments	(59)
Currency translation	2
Balance at March 31, 2012	$297

The Company expects to pay the remaining accrued restructuring costs as follows: $138,000 in 2012 and $443,000 from 2013 to 2016.

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

	Three Months Ended
	March 31,	April 2,
(In thousands)	2012	2011

Revenues:
Papermaking Systems	$80,150	$67,534
Fiber-based Products	3,963	4,146
	$84,113	$71,680

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$12,104	$10,697
Corporate and Fiber-based Products (a)	(1,714)	(2,389)
Total Operating Income	10,390	8,308
Interest Expense, Net	(115)	(158)
	$10,275	$8,150

Capital Expenditures:
Papermaking Systems	$258	$1,164

 (a)         Corporate primarily includes general and administrative expenses.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.         Stock-Based Compensation

Stock-based compensation expense of $1,074,000 and $824,000 was recognized in the first quarters of 2012 and 2011, respectively, within selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $7,967,000 at March 31, 2012, and will be recognized over a weighted average period of 2.2 years.

Stock Options

On March 7, 2012, the Company granted stock options to purchase 82,717 shares of the Company’s common stock to executive officers of the Company. The stock options have a grant date fair value of $11.69 per share and will vest in three equal annual installments beginning on the first anniversary of the grant date, provided that the executive officer remains employed by the Company on the applicable vesting dates. Compensation expense associated with these stock options is recognized ratably over the vesting period based on the grant date fair value.

Non-Employee Director Restricted Stock Units

On March 8, 2012, the Company granted an aggregate of 25,000 restricted stock units (RSUs) to its non-employee directors with an aggregate fair value of $548,000, which will vest at a rate of 6,250 shares per quarter on the last day of each quarter in fiscal 2012, provided that the recipient is serving as a director on the applicable vesting date.

Performance-Based Restricted Stock Units

On March 7, 2012, the Company granted to executive officers of the Company performance-based RSUs, which represented, in aggregate, the right to receive 66,299 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $21.91 per share. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2012 fiscal year, which is a specified adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) target generated from continuing operations for the 2012 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 115% of the target adjusted EBITDA results in an adjustment of 50% to 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2012 fiscal year, all RSUs will be forfeited. In the first quarter of 2012, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 130% of the target RSU amount. Following the adjustment, the RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2013,  2014, and 2015, provided that the officer is employed by the Company on the applicable vesting dates.

Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company recognizes compensation expense associated with performance-based RSUs ratably over each vesting tranche based on the grant date fair value.

Time-Based Restricted Stock Units

On March 7, 2012, the Company granted 68,198 time-based RSUs to certain employees of the Company with a grant date fair value of $21.91 per share. The RSUs generally vest in three equal installments on March 10 of 2013, 2014, and 2015, provided the employee is employed by the Company on the applicable vesting date. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the vesting period based on the grant date fair value.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.         Employee Benefit Plans

The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees at its Kadant Solutions division and its corporate office (included in the table below in “Pension Benefits”). In addition, employees at certain of the Company’s U.S. and non-U.S. subsidiaries participate in defined benefit retirement and post-retirement welfare benefit plans (included in the table below in “Other Benefits”). The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	March 31, 2012		April 2, 2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$262	$39	$227	$38
Interest cost	320	58	327	52
Expected return on plan assets	(394)	–	(353)	–
Recognized net actuarial loss	154	9	112	7
Amortization of prior service cost (income)	14	5	14	(7)
Net periodic benefit cost	$356	$111	$327	$90

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.28%	4.43%	5.25%	5.00%
Expected long-term return on plan assets	6.25%	–	6.25%	–
Rate of compensation increase	4.00%	3.48%	4.00%	2.90%

The Company made cash contributions of $240,000 to its Kadant Solutions division’s noncontributory defined benefit retirement plan in the first quarter of 2012 and expects to make cash contributions of $720,000 over the remainder of 2012. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2012.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Derivatives (continued)

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreased to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair values for these instruments as of March 31, 2012 are included in liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of March 31, 2012, the Company was in compliance with these covenants. The unrealized loss of $1,308,000 as of March 31, 2012 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized losses of $2,000 and $3,000 in the first quarters of 2012 and 2011, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Derivatives (continued)

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		March 31, 2012		December 31, 2011
	Balance Sheet	Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$34	$421	$22	$421
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(279)	$6,196	$(462)	$6,635
Interest rate swap agreements	Other Current Liabilities	$(123)	$5,000	–	–
Interest rate swap agreements	Other Long-Term Liabilities	$(1,185)	$7,125	$(1,401)	$12,250

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(2)	$504	$(82)	$1,775

(a)	See Note 13 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during the first quarter of 2012.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended March 31, 2012:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss, net of tax, at December 31, 2011	$1,166	$267	$1,433
Loss reclassified to earnings (a)	(81)	–	(81)
Loss (gain) recognized in OCI	21	(104)	(83)
Unrealized loss, net of tax, at March 31, 2012	$1,106	$163	$1,269

(a) Included in interest expense in the accompanying condensed consolidated statement of income.

As of March 31, 2012, $308,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.         Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:
	Fair Value as of March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$17,273	$–	$–	$17,273
Forward currency-exchange contracts	$–	$34	$–	$34

Liabilities:
Forward currency-exchange contracts	$–	$281	$–	$281
Interest rate swap agreements	$–	$1,308	$–	$1,308

	Fair Value as of December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$13,983	$–	$–	$13,983
Forward currency-exchange contracts	$–	$22	$–	$22

Liabilities:
Forward currency-exchange contracts	$–	$544	$–	$544
Interest rate swap agreements	$–	$1,401	$–	$1,401

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2012. The Company’s financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents are comprised of money market funds and time deposits that are highly liquid and easily tradable. These investments are fair valued using inputs observable in active markets. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company’s long-term debt obligations are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$6,625	$6,625	$11,750	$11,750

The carrying value of long-term debt obligations approximates fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.         Recent Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule requires an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present certain components of reclassifications of other comprehensive income on the face of the income statement for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of this amendment. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU in the first quarter of 2012 and has revised its presentation of comprehensive income in the accompanying condensed consolidated financial statements.

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs)". ASU No. 2011-04 establishes a number of new requirements for fair value  measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU in the first quarter of 2012, which did not have an impact on its condensed consolidated financial statements.

15.         Discontinued Operation

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

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. As of March 31, 2012, the Company has accrued $2,577,000 for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, the Company will reflect the amount of the additional claims in the results of the discontinued operation in future periods, up to a maximum of $5,000,000 as agreed in the settlement agreement.

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

-
Stock-preparation: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine; recausticizing and evaporation equipment and systems used in the production of virgin pulp;

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

International Sales

During the first quarters of 2012 and 2011, approximately 60% and 56%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ from these estimates.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2011 that warrant disclosure.

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, mill operating rates for containerboard and some grades of printing and writing remained in the low to mid-90s and paper pricing was relatively stable in the first quarter of 2012. Overall, we believe that higher mill operating rates lead to increased demand for our spare parts and consumables products. In Europe, despite economic uncertainty in the region, we benefited in the first quarter of 2012 from increased demand for our capital products. Despite a projection of modest contraction in paper and board production in 2012 for Europe, we believe there are opportunities for potential new business in the region, particularly in our fluid-handling product line. In China, we believe the relatively weak market conditions in the region are due to the slowdown in the economy and the large amount of capacity that has come online over the past year. Some of our customers in China have delayed new projects or deferred shipments for orders in our backlog in response to these market conditions.

KADANT INC.

Overview (continued)

For the second quarter of 2012, we expect to achieve diluted earnings per share (EPS) from continuing operations of $.50 to $.52, on revenues of $83 to $85 million. For the full year 2012, we expect to achieve diluted EPS from continuing operations of $2.10 to $2.20 on revenues of $335 to $345 million, revised from our previous EPS guidance from continuing operations of $1.95 to $2.05 on revenues of $330 to $340 million.

Results of Operations

First Quarter 2012 Compared With First Quarter 2011

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2012 and 2011. The results of operations for the fiscal quarter ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	March 31,	April 2,
	2012	2011

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	52
Selling, general, and administrative expenses	31	34
Research and development expenses	2	2
Other expense	–	–
	88	88

Operating Income	12	12

Interest Income	–	–
Interest Expense	–	(1)

Income from Continuing Operations Before Provision for Income Taxes	12	11
Provision for Income Taxes	(4)	(3)

Income from Continuing Operations	8%	8%

Revenues

Revenues for the first quarters of 2012 and 2011 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Three Months Ended
	March 31,	April 2,
(In thousands)	2012	2011

Revenues:
Papermaking Systems	$80,150	$67,534
Fiber-based Products	3,963	4,146
	$84,113	$71,680

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues increased $12.6 million, or 19%, to $80.1 million in the first quarter of 2012 from $67.5 million in the first quarter of 2011, including a $1.6 million increase from Kadant M-Clean, which we acquired in May 2011 and a $0.9 million decrease from the unfavorable effects of currency translation. Revenues in our stock-preparation product line increased $9.4 million, or 40%, and our water-management product line increased $4.0 million, or 59%, due to increased spending by our customers on large capital equipment. As a percentage of total revenues, our capital products increased to 44% in the first quarter of 2012 from 34% in the first quarter of 2011.

Fiber-based Products. Revenues decreased $0.2 million, or 4%, to $4.0 million in the first quarter of 2012 from $4.2 million in the first quarter of 2011 primarily due to decreased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2012 and 2011, and the changes in revenues by product line between the first quarters of 2012 and 2011 excluding the effect of currency translation. The increase (decrease) in revenues excluding the effect of currency translation represents the increase (decrease) resulting from the conversion of first quarter of 2012 revenues in local currency into U.S. dollars at the first quarter of 2011 exchange rates, and then comparing this result to the actual revenues in the first quarter of 2011. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	March 31, 2012	April 2, 2011	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$32.7	$23.3	$9.4	$9.4
Fluid-Handling	22.4	22.6	(0.2)	0.1
Doctoring	13.6	14.1	(0.5)	(0.2)
Water-Management	10.8	6.8	4.0	4.2
Other	0.6	0.7	(0.1)	–
	$80.1	$67.5	$12.6	$13.5

Revenues in our stock-preparation product line in the first quarter of 2012 increased $9.4 million, or 40%, compared to the first quarter of 2011, due to higher demand for our capital products at our North American operation, and to a lesser extent, our European and Chinese operations. Revenues from our water-management product line in the first quarter of 2012 increased $4.2 million, or 61%, excluding a $0.2 million unfavorable effect of currency translation, compared to the prior year period primarily due to a $1.6 million increase from Kadant M-Clean, acquired in May 2011, and an increase in demand for our capital products at our European and North American operations. Revenues from our doctoring product line in the first quarter of 2012 decreased $0.2 million, or 1%, excluding a $0.3 million unfavorable effect of currency translation, compared to the prior year period primarily due to decreased demand for our capital products in China. In our fluid-handling product line, revenues in the first quarter of 2012 increased $0.1 million, excluding a $0.3 million unfavorable effect of currency translation, compared to the prior year period primarily due to higher demand for our parts and consumables products.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin

         Gross profit margins for the first quarters of 2012 and 2011 are as follows:

	Three Months Ended
	March 31,	April 2,
	2012	2011

Gross Profit Margin:
Papermaking Systems	45.1%	47.4%
Fiber-based Products	56.3	50.8
	45.6%	47.6%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 45.1% in the first quarter of 2012 from 47.4% in the first quarter of 2011. This decrease resulted from lower gross profit margins, primarily in our stock-preparation and water-management product lines, due to a shift in our product mix towards lower-margin capital products. Partially offsetting this decrease was an increase in gross profit margins due to improved efficiencies at certain of our manufacturing facilities.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 56.3% in the first quarter of 2012 from 50.8% in the first quarter of 2011 due to lower production costs.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 31% and 34% in the first quarters of 2012 and 2011, respectively. Selling, general, and administrative expenses increased $1.6 million, or 7%, to $26.1 million in the first quarter of 2012 from $24.5 million in the first quarter of 2011, primarily due to a $1.1 million increase from Kadant M-Clean, acquired in May 2011.

Total stock-based compensation expense was $1.1 million and $0.8 million in the first quarters of 2012 and 2011, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. As of March 31, 2012, unrecognized compensation cost related to stock-based compensation was approximately $8.0 million, which will be recognized over a weighted average period of 2.2 years.

Research and development expenses increased $0.2 million to $1.5 million in the first quarter of 2012 compared to $1.3 million in the first quarter of 2011 and represented 2% of revenues in both periods.

Other Expense

We recorded accelerated depreciation of $0.3 million in the first quarter of 2012 due to the anticipated disposal of equipment in China related to a facility consolidation.

Interest Income

Interest income was $0.1 million in both the first quarters of 2012 and 2011.

Interest Expense

Interest expense decreased $0.1 million, or 19%, to $0.2 million in the first quarter of 2012 from $0.3 million in the first quarter of 2011 due to lower outstanding borrowings, offset in part by higher average interest rates in the first quarter of 2012 compared to the prior year period.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our provision for income taxes was $3.1 million and $2.3 million in the first quarters of 2012 and 2011, respectively, and represented 31% and 28% of pre-tax income. The effective tax rates were lower than the our statutory rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits, that were fully reserved in prior periods, due to an increase in estimated current year income in the U.S.

We have established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of December 31, 2011 was $21.0 million, consisting of $8.1 million in the U.S. and $12.9 million in foreign jurisdictions. Compliance with Accounting Standards Codification 740 requires us to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of March 31, 2012, we have maintained a valuation allowance in the U.S. primarily against certain of its foreign tax credits due to the uncertainty of income beyond 2012. Our full valuation allowance in certain foreign jurisdictions was maintained as of March 31, 2012 as a result of certain foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability.

Income from Continuing Operations

Income from continuing operations increased $1.2 million to $7.1 million in the first quarter of 2012 from $5.9 million in the first quarter of 2011. The increase in the 2012 period was primarily due to an increase in operating income of $2.1 million. (see Revenues and Gross Profit Margin discussed above). This increase was offset in part by a $0.8 million increase in our provision for income taxes primarily as a result of an increase in pre-tax income in the first quarter of 2012 compared to the prior year period.

Loss from Discontinued Operation

Loss from the discontinued operation was $61 thousand and $4 thousand in the first quarters of 2012 and 2011, respectively.

Recent Accounting Pronouncements

    Comprehensive Income. In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule requires an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present certain components of reclassifications of other comprehensive income on the face of the income statement for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of this amendment. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU in the first quarter of 2012 and have revised our presentation of comprehensive income in the accompanying condensed consolidated financial statements.

KADANT INC.

Results of Operations (continued)

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs)". ASU No. 2011-04 establishes a number of new requirements for fair value  measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU in the first quarter of 2012, which did not have an impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $83.3 million at March 31, 2012, compared with $78.5 million at December 31, 2011. Included in working capital are cash and cash equivalents of $42.6 million and restricted cash of $0.4 million at March 31, 2012, compared with cash and cash equivalents of $47.0 million and restricted cash of $0.7 million at December 31, 2011. At March 31, 2012, $36.6 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2012

Our operating activities used cash of $4.1 million in the first quarter of 2012, primarily from our continuing operations. We used cash of $8.7 million in the first quarter of 2012 to settle other current liabilities, including a payment of $7.7 million associated with incentive payments. In addition, an increase in unbilled contract costs and fees used cash of $5.2 million in the first quarter of 2012. This increase was associated with revenue recognized under the percentage of completion method, which will be billed and collected in subsequent periods.

Our investing activities used cash of $0.2 million in the first quarter of 2012, including $0.3 million to purchase property, plant, and equipment, offset in part by $0.1 million of proceeds from the sale of property, plant, and equipment.

Our financing activities used cash of $0.9 million in the first quarter of 2012, including $1.3 million for the repurchase of our common stock on the open market and $0.1 million for principal payments on our debt obligations. These uses of cash were offset in part by a decrease of $0.3 million in restricted cash.

First Quarter 2011

Our operating activities provided cash of $0.4 million in the first quarter of 2011. We used cash of $8.8 million to increase our inventories primarily in connection with the manufacture of large stock-preparation systems scheduled for delivery later in the year. In addition, an increase in other current assets primarily due to prepayments to raw material suppliers in the first quarter of 2011 used cash of $2.4 million. Partially offsetting these uses of cash was an increase in other current liabilities associated primarily with the receipt of customer deposits, which provided cash of $2.8 million.

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

KADANT INC.

Liquidity and Capital Resources (continued)

Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. As of March 31, 2012, the outstanding balance borrowed under the 2008 Credit Agreement was $5.0 million. The principal on any borrowings made under the 2008 Credit Agreement is due on February 13, 2013. The amount we are able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement. As of March 31, 2012, we had $69.0 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

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

The 2008 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of March 31, 2012, we were in compliance with these covenants.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of March 31, 2012, the remaining balance on the 2006 Commercial Real Estate Loan was $7.1 million.

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

Interest Rate Swap Agreements

To hedge the exposure to movements in the three-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreased to $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate

KADANT INC.

Liquidity and Capital Resources (continued)

and pay a fixed rate of interest of 5.63% plus an applicable margin. As of March 31, 2012, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.3 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. The unrealized loss of $1.3 million as of March 31, 2012 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources

On October 26, 2011, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. As of March 31, 2012, we had repurchased 288,976 shares of our common stock for $6.1 million under this authorization.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through March 31, 2012, we have not provided for U.S. income taxes on approximately $118.6 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.2 million.

As of March 31, 2012, we have accrued $2.6 million for the payment of claims under the settlement of the class action lawsuit related to our discontinued composites building products business. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed to in the settlement agreement.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $6 to $7 million during the remainder of 2012 for property, plant, and equipment. In April 2012, we paid $0.7 million in legal fees and incentives as agreed to in the settlement agreement associated with the discontinued composites building products business. In addition, we expect to make cash contributions of $0.7 million to our Kadant Solutions division’s noncontributory defined benefit retirement plan during the remainder of 2012.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy debt repayments, capital projects, stock repurchases, claims related to the discontinued composites building products business, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our credit facilities and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

KADANT INC.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2011 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC.

Item 4 – Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)         Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. Uncertainty about continuing economic stability and the potential for another recession became heightened in the second half of 2011 and continues into 2012. Uncertainty regarding the European economy due to the risk of sovereign debt defaults by certain European countries and the costs associated with resolving the sovereign debt crisis have negatively affected, and may in the future negatively affect, demand for our customers’ products, and as a consequence, our products and services as well. Our business and financial performance was adversely affected by the global economic crisis in 2008 and 2009 and would be negatively affected by a return of economic uncertainty, either globally or regionally. Uncertainty about global and regional economic conditions negatively affects demand for our customers’ products and for our products and services, especially our capital equipment products. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
Our financial performance will be negatively impacted if there are delays in customers securing financing or our customers become unable to secure such financing, due to any number of factors including a tightening of monetary policy. The inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, which are required in some cases to guarantee performance, during periods of economic uncertainty.
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
 Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by a period of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Paper companies in China have brought and are scheduled to bring online significant capacity additions; however, this capacity growth has been uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This has negatively affected our bookings and revenues in China in the last two fiscal quarters, and may in the future negatively affect our bookings and revenues in China.
In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. For this reason, we generally do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. We currently have a larger inventory than usual awaiting shipment to customers. We could have excess and obsolete inventory if contracts are cancelled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is cancelled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract. In those instances in which a letter of credit is required, it may represent 80% or more of the total order.
We recognize revenue for certain capital orders in China using the completed contract method. In some cases, we will be unable to recognize any revenue on completed orders until after installation or acceptance of the equipment. Furthermore, customers in China often demand that deliveries of previously-ordered equipment be delayed to future periods for any number of reasons. These factors have caused, and will in the future cause, our revenues recognized in China to vary greatly from period to period and be difficult to predict.

We may be unable to adjust operating costs and manufacturing sufficiently in China to meet demand.

The demand for our products in China can vary significantly from period to period. For example, we experienced a large increase in demand for our stock-preparation products in China in late 2010 and early 2011, which was followed by lower bookings levels in the second half of 2011 and early 2012. In periods of increased demand we may hire additional workers and may shift some production to our other manufacturing plants outside China. If we are unable to meet increased demand we could be exposed to contractual penalties and our business and reputation could suffer. In addition, shifting to higher-cost production facilities outside China generally reduces our gross profit margins on these products. In periods of lower demand, we may seek to furlough or lay off workers or consolidate production in our manufacturing plants in China. We may be unable to adjust our operations to meet demand for a number of reasons, including our inability to obtain necessary government or labor union approvals. Our financial performance could suffer if we were unable to sufficiently adjust our operating costs or manufacturing to meet demand.

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

During the first quarters of 2012 and 2011, approximately 60% and 56%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

In 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. The 2008 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $75 million. We had $5 million outstanding under the 2008 Credit Agreement as of March 31, 2012 and we have also borrowed additional amounts under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of March 31, 2012, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.3 million as of March 31, 2012. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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
As of March 31, 2012, we have accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. Any increases in the amount of accrued claims beyond the amount of the reserve would adversely affect our consolidated financial results.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the first quarter of 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
1/1/12 – 1/31/12	–	–	–	$25,199,815
2/1/12 – 2/29/12	25,632	$22.14	25,632	$24,632,341
3/1/12 – 3/31/12	32,467	$21.99	32,467	$23,918,440
Total:	58,099	$22.06	58,099

(1)
On October 26, 2011, our board of directors authorized the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the first quarter of 2012, we repurchased 58,099 shares of our common stock for $1.3 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May, 2012.

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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Income for the three months ended March 31, 2012 and April 2, 2011, (ii) Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.