Form 10-Q
period 2012-06-30
KADANT INC
filed 2012-08-08
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, $.01 par value	11,363,273

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	June 30,	December 31,
(In thousands)	2012	2011

Current Assets:
Cash and cash equivalents	$42,031	$46,950
Restricted cash (Note 2)	68	700
Accounts receivable, less allowances of $2,078 and $2,308	57,134	59,492
Inventories (Note 4)	49,167	50,527
Unbilled contract costs and fees	10,662	3,244
Other current assets	11,127	11,703
Assets of discontinued operation	1,661	1,675
Total Current Assets	171,850	174,291

Property, Plant, and Equipment, at Cost	105,014	105,671
Less: accumulated depreciation and amortization	66,959	65,576
	38,055	40,095

Other Assets	36,329	38,053

Goodwill	104,912	105,959

Total Assets	$351,146	$358,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	June 30,	December 31,
(In thousands, except share amounts)	2012	2011

Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$5,500	$500
Accounts payable	25,645	28,624
Accrued payroll and employee benefits	13,143	17,687
Customer deposits	21,330	18,627
Other current liabilities	19,896	26,722
Liabilities of discontinued operation	2,847	3,632
Total Current Liabilities	88,361	95,792

Other Long-Term Liabilities	27,327	27,226

Long-Term Obligations (Note 6)	6,500	11,750

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	93,223	93,701
Retained earnings	212,302	198,706
Treasury stock at cost, 3,264,886 and 2,983,717 shares	(68,553)	(62,118)
Accumulated other comprehensive items	(9,331)	(7,955)
Total Kadant Shareholders’ Investment	227,787	222,480
Noncontrolling interest	1,171	1,150
Total Shareholders’ Investment	228,958	223,630

Total Liabilities and Shareholders’ Investment	$351,146	$358,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	June 30,	July 2,
(In thousands, except per share amounts)	2012	2011

Revenues	$82,982	$82,457

Costs and Operating Expenses:
Cost of revenues	46,684	44,751
Selling, general, and administrative expenses	25,490	25,821
Research and development expenses	1,393	1,403
	73,567	71,975

Operating Income	9,415	10,482

Interest Income	74	122
Interest Expense	(196)	(299)

Income from Continuing Operations Before Provision for Income Taxes	9,293	10,305
Provision for Income Taxes	2,705	2,927

Income from Continuing Operations	6,588	7,378
Loss from Discontinued Operation (net of income tax benefit of $4 and $2)	(3)	(5)

Net Income	6,585	7,373

Net Income Attributable to Noncontrolling Interest	(42)	(69)

Net Income Attributable to Kadant	$6,543	$7,304

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,546	$7,309
Loss from Discontinued Operation	(3)	(5)
Net Income Attributable to Kadant	$6,543	$7,304

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$.57	$.59
Diluted	$.56	$.59

Earnings per Share Attributable to Kadant (Note 3):
Basic	$.57	$.59
Diluted	$.56	$.59

Weighted Average Shares (Note 3):
Basic	11,575	12,321

Diluted	11,679	12,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	June 30,	July 2,
(In thousands, except per share amounts)	2012	2011

Revenues	$167,095	$154,137

Costs and Operating Expenses:
Cost of revenues	92,425	82,338
Selling, general, and administrative expenses	51,633	50,294
Research and development expenses	2,925	2,715
Other expense (Note 8)	307	–
	147,290	135,347

Operating Income	19,805	18,790

Interest Income	168	221
Interest Expense	(405)	(556)

Income from Continuing Operations Before Provision for Income Taxes	19,568	18,455
Provision for Income Taxes (Note 5)	5,843	5,200

Income from Continuing Operations	13,725	13,255
Loss from Discontinued Operation (net of income tax benefit of $53 and $5)	(64)	(9)

Net Income	13,661	13,246

Net Income Attributable to Noncontrolling Interest	(65)	(151)

Net Income Attributable to Kadant	$13,596	$13,095

Amounts Attributable to Kadant:
Income from Continuing Operations	$13,660	$13,104
Loss from Discontinued Operation	(64)	(9)
Net Income Attributable to Kadant	$13,596	$13,095

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$1.18	$1.07
Diluted	$1.17	$1.05

Earnings per Share Attributable to Kadant (Note 3):
Basic	$1.17	$1.07
Diluted	$1.16	$1.05

Weighted Average Shares (Note 3):
Basic	11,614	12,294

Diluted	11,704	12,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In thousands)	2012	2011	2012	2011

Net Income	$6,585	$7,373	$13,661	$13,246

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(5,463)	1,786	(1,661)	7,936
Pension and Other Post-Retirement Liability Adjustments, net (net of income tax of $70 and $138 in the three and six months ended June 30, 2012, respectively, and $47 and $91 in the three and six months ended July 2, 2011, respectively)	146	84	251	(793)
Deferred (Loss) Gain on Hedging Instruments (net of income tax of $(85) and $1 in the three and six months ended June 30, 2012, respectively, and $24 and $31 in the three and six months ended July 2, 2011, respectively)	(174)	1	(10)	207
	(5,491)	1,871	(1,420)	7,350
Comprehensive Income	1,094	9,244	12,241	20,596
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	36	(106)	(21)	(279)
Comprehensive Income Attributable to Kadant	$1,130	$9,138	$12,220	$20,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,	July 2,
(In thousands)	2012	2011

Operating Activities:
Net income attributable to Kadant	$13,596	$13,095
Net income attributable to noncontrolling interest	65	151
Loss from discontinued operation	64	9
Income from continuing operations	13,725	13,255
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,272	3,847
Stock-based compensation expense	2,262	1,902
(Benefit) provision for losses on accounts receivable	(225)	314
Gain on the sale of property, plant, and equipment	(106)	(18)
Other items, net	779	689
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,098	(1,373)
Unbilled contract costs and fees	(7,612)	(1,609)
Inventories	1,081	(15,294)
Other current assets	461	(1,360)
Accounts payable	(2,600)	1,494
Other current liabilities	(9,123)	5,809
Contributions to pension plan	(480)	(450)
Net cash provided by continuing operations	4,532	7,206
Net cash (used in) provided by discontinued operation	(835)	5
Net cash provided by operating activities	3,697	7,211

Investing Activities:
Purchases of property, plant, and equipment	(841)	(3,964)
Proceeds from sale of property, plant, and equipment	262	35
Acquisitions, net of cash acquired	(25)	(15,358)
Dividend paid to minority shareholder	–	(579)
Other, net	–	58
Net cash used in continuing operations for investing activities	(604)	(19,808)

Financing Activities:
Purchases of Company common stock	(8,377)	–
Change in restricted cash (Note 2)	632	(2,173)
Repayments of short- and long-term obligations	(250)	(5,767)
Net proceeds from issuance of Company common stock	138	149
Other, net	125	21
Net cash used in continuing operations for financing activities	(7,732)	(7,770)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(280)	2,474

Decrease in Cash and Cash Equivalents from Continuing Operations	(4,919)	(17,893)
Cash and Cash Equivalents at Beginning of Period	46,950	61,805
Cash and Cash Equivalents at End of Period	$42,031	$43,912

Non-cash Investing Activities:
Fair value of assets acquired	$–	$21,844
Cash paid for acquired business	–	(15,849)
Liabilities assumed of acquired business	$–	$5,995

Non-cash Financing Activities:
Issuance of Company common stock	$1,829	$1,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at June 30, 2012, and its results of operations and comprehensive income for the three and six month periods ended June 30, 2012 and July 2, 2011, and cash flows for the six month periods ended June 30, 2012 and July 2, 2011. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

As of June 30, 2012 and December 31, 2011, the Company had restricted cash of $68,000 and $700,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by September 30, 2012.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.         Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In thousands, except per share amounts)	2012	2011	2012	2011

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,546	$7,309	$13,660	$13,104
Loss from Discontinued Operation	(3)	(5)	(64)	(9)
Net Income	$6,543	$7,304	$13,596	$13,095

Basic Weighted Average Shares	11,575	12,321	11,614	12,294
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	104	156	90	148
Diluted Weighted Average Shares	11,679	12,477	11,704	12,442

Basic Earnings per Share:
Continuing Operations	$.57	$.59	$1.18	$1.07
Discontinued Operation	$–	$–	$(.01)	$–
Net Income	$.57	$.59	$1.17	$1.07

Diluted Earnings per Share:
Continuing Operations	$.56	$.59	$1.17	$1.05
Discontinued Operation	$–	$–	$(.01)	$–
Net Income	$.56	$.59	$1.16	$1.05

Options to purchase approximately 164,400 and 81,600 shares of the Company’s common stock for the second quarters of 2012 and 2011, respectively, and 135,700 and 53,400 shares of the Company’s common stock for the first six months of 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock during the period and the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 2,000 shares of common stock for the second quarter of 2012, and 57,000 and 68,000 shares of common stock for the first six months of 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

4.         Inventories

The components of inventories are as follows:

	June 30,	December 31,
(In thousands)	2012	2011

Raw Materials and Supplies	$19,475	$20,218
Work in Process	10,001	9,383
Finished Goods	19,691	20,926
	$49,167	$50,527

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.         Income Taxes

The provision for income taxes was $5,843,000 and $5,200,000 in the first six months of 2012 and 2011, respectively, and represented 30% and 28% of pre-tax income. The effective tax rates were lower than the Company’s statutory rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits in the U.S. that were fully reserved in prior periods, due to an increase in estimated current year income in the U.S. The increase in the effective tax rate between the first six months of 2011 and 2012 was primarily due to increases in the U.S. tax cost of the Company’s foreign operations, net unrecognized tax benefits, and non-deductible expenses outside of the U.S.

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of December 31, 2011 was $21,014,000, consisting of $8,096,000 in the U.S. and $12,918,000 in foreign jurisdictions. Compliance with Accounting Standards Codification (ASC) 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of June 30, 2012, the Company has maintained a valuation allowance in the U.S. primarily against certain of its foreign tax credits due to the uncertainty of income beyond 2012. The Company’s full valuation allowance in certain foreign jurisdictions was maintained as of June 30, 2012 as a result of certain foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability.

6.         Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	June 30,	December 31,
(In thousands)	2012	2011

Revolving Credit Facility, due 2013	$5,000	$5,000
Variable Rate Term Loan, due from 2012 to 2016	7,000	7,250
Total Short- and Long-Term Obligations	12,000	12,250
Less: Short-Term Obligations and Current Maturities	(5,500)	(500)
Long-Term Obligations, less Current Maturities	$6,500	$11,750

The weighted average interest rate for the Company’s short- and long-term obligations was 5.29% as of June 30, 2012.

As of June 30, 2012, the Company had $69,193,000 of borrowing capacity available under the committed portion of  its five-year unsecured revolving credit facility entered into on February 13, 2008 (2008 Credit Agreement). The amount the Company is able to borrow under the 2008 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2008 Credit Agreement.

See Note 16 for information related to the repayment and termination of the 2008 Credit Agreement and the Company’s execution of a new credit agreement effective August 3, 2012.

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

Six Months Ended
(In thousands)	June 30, 2012

Balance at December 31, 2011	$4,129
Provision	486
Usage	(841)
Currency translation	(41)
Balance at June 30, 2012	$3,733

8.         Restructuring and Other Expense

Other Expense

    In the first six months of 2012, other expense consisted of accelerated depreciation of $307,000 associated with the anticipated disposal of equipment in China related to a facility consolidation.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Restructuring and Other Expense (continued)

A summary of the changes in accrued restructuring costs related to the Company’s 2008 and 2011 Restructuring Plans is as follows:

(In thousands)	Severance Costs

2011 Restructuring Plan
Balance at December 31, 2011	$408
Payments	(178)
Currency translation	3
Balance at June 30, 2012	$233

2008 Restructuring Plan
Balance at December 31, 2011	$354
Payments	(123)
Currency translation	3
Balance at June 30, 2012	$234

The Company expects to pay the remaining accrued restructuring costs from 2012 to 2016.

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

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In thousands)	2012	2011	2012	2011

Revenues:
Papermaking Systems	$79,961	$79,621	$160,111	$147,155
Fiber-based Products	3,021	2,836	6,984	6,982
	$82,982	$82,457	$167,095	$154,137

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$11,772	$13,073	$23,876	$23,770
Corporate and Fiber-based Products (a)	(2,357)	(2,591)	(4,071)	(4,980)
Total Operating Income	9,415	10,482	19,805	18,790
Interest Expense, Net	(122)	(177)	(237)	(335)
	$9,293	$10,305	$19,568	$18,455

Capital Expenditures:
Papermaking Systems	$503	$2,746	$761	$3,910
Corporate and Fiber-based Products	80	54	80	54
	$583	$2,800	$841	$3,964

 (a)         Corporate primarily includes general and administrative expenses.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.         Stock-Based Compensation

Stock-based compensation expense of $1,188,000 and $1,078,000 in the second quarters of 2012 and 2011, respectively, and $2,262,000 and $1,902,000 in the first six months of 2012 and 2011, respectively, was recognized within selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $6,554,000 at June 30, 2012, and will be recognized over a weighted average period of 1.8 years.

On March 7, 2012, the Company granted to executive officers of the Company performance-based restricted stock units (RSUs), which represented, in aggregate, the right to receive 66,299 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $21.91 per share. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2012 fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) generated from continuing operations for the 2012 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% to 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2012 fiscal year, all RSUs will be forfeited. In the first six months of 2012, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 113% of the target RSU amount. Following the adjustment, the RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2013, 2014, and 2015, provided that the executive officer is employed by the Company on the applicable vesting dates. In March 2012, the Company granted time-based RSUs representing 93,198 shares to its employees and non-employee directors. Also in March 2012, the Company granted options to purchase 82,717 shares of common stock to its executive officers.

11.         Employee Benefit Plans

The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees at its Kadant Solutions division and its corporate office (included in the table below in “Pension Benefits”). In addition, employees at certain of the Company’s subsidiaries participate in defined benefit retirement and post-retirement welfare benefit plans (included in the table below in “Other Benefits”). The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.         Employee Benefit Plans (continued)

	Three Months Ended		Three Months Ended
(In thousands)	June 30, 2012		July 2, 2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$243	$34	$209	$52
Interest cost	331	57	324	61
Expected return on plan assets	(407)	–	(359)	–
Recognized net actuarial loss	160	8	107	7
Amortization of prior service cost	14	6	14	6
Net periodic benefit cost	$341	$105	$295	$126

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.28%	4.44%	5.25%	5.05%
Expected long-term return on plan assets	6.25%	–	6.25%	–
Rate of compensation increase	4.00%	3.44%	4.00%	3.22%

	Six Months Ended		Six Months Ended
(In thousands)	June 30, 2012		July 2, 2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$505	$73	$436	$90
Interest cost	651	115	651	113
Expected return on plan assets	(801)	–	(712)	–
Recognized net actuarial loss	314	17	219	14
Amortization of prior service cost (income)	28	11	28	(1)
Net periodic benefit cost	$697	$216	$622	$216

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.28%	4.43%	5.25%	5.02%
Expected long-term return on plan assets	6.25%	–	6.25%	–
Rate of compensation increase	4.00%	3.46%	4.00%	3.08%

The Company made cash contributions of $480,000 to its Kadant Solutions division’s noncontributory defined benefit retirement plan in the first six months of 2012 and expects to make cash contributions of $480,000 over the remainder of 2012. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

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

ASC 815, “Derivatives and Hedging,” requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge are recorded in the condensed consolidated statement of income.

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreased to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair values for these instruments as of June 30, 2012 are included in liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. As of June 30, 2012, the Company was in compliance with these covenants. The unrealized loss of $1,252,000 as of June 30, 2012 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Derivatives (continued)

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a loss of $23,000 and a gain of $84,000 in the second quarters of 2012 and 2011, respectively, and a loss of $25,000 and a gain of $81,000 in the first six months of 2012 and 2011, respectively, included in selling, general, and administrative expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		June 30, 2012		December 31, 2011
	Balance Sheet	Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$9	$643	$22	$421
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(578)	$6,440	$(462)	$6,635
Interest rate swap agreement	Other Current-Liabilities	$(88)	$5,000	$–	$–
Interest rate swap agreements	Other Long-Term Liabilities	$(1,164)	$7,000	$(1,401)	$12,250

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(23)	$979	$(82)	$1,775

(a)	See Note 13 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during the first six months of 2012.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.           Derivatives (continued)

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended June 30, 2012:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss, net of tax, at December 31, 2011	$1,166	$267	$1,433
(Loss) gain reclassified to earnings (a)	(163)	5	(158)
Loss recognized in OCI	68	100	168
Unrealized loss, net of tax, at June 30, 2012	$1,071	$372	$1,443

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of income.

As of June 30, 2012, $282,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

13.         Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$13,762	$–	$–	$13,762
Forward currency-exchange contracts	$–	$9	$–	$9

Liabilities:
Forward currency-exchange contracts	$–	$601	$–	$601
Interest rate swap agreements	$–	$1,252	$–	$1,252

	Fair Value as of December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$13,983	$–	$–	$13,983
Forward currency-exchange contracts	$–	$22	$–	$22

Liabilities:
Forward currency-exchange contracts	$–	$544	$–	$544
Interest rate swap agreements	$–	$1,401	$–	$1,401

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.         Fair Value Measurements (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2012. The Company’s financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents are comprised of money market funds and time deposits that are highly liquid and easily tradable. These investments are fair valued using inputs observable in active markets. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company’s long-term debt obligations are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$6,500	$6,500	$11,750	$11,750

The carrying value of long-term debt obligations approximates fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

14.         Recent Accounting Pronouncements

Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance in this ASU gives the Company the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if the Company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount, and record an impairment charge, if any. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company is currently evaluating when it will adopt this ASU, but such adoption is not expected to have a material effect on its consolidated financial statements.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule requires an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present certain components of reclassifications of other comprehensive income on the face of the income statement for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of this amendment. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU in the first quarter of 2012 and has revised its presentation of comprehensive income in the accompanying condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.         Recent Accounting Pronouncements (continued)

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).” ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU in the first quarter of 2012, which did not have an impact on its condensed consolidated financial statements.

15.         Litigation

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

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. As of June 30, 2012, the Company has accrued $2,577,000 for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, the Company will reflect the amount of the additional claims in the results of the discontinued operation in future periods, up to a maximum of $5,000,000 as agreed in the settlement agreement. In in the second quarter of 2012, the Company paid $710,000 in legal fees and incentives as agreed to in the settlement agreement.

From time to time, the Company is subject to various other claims and legal proceedings covering a range of matters that arise in the ordinary course of business. Such litigation may include claims and counterclaims by and against the Company for breach of contract, canceled contracts, or alleged breaches of warranty and other contract commitments. The Company believes such claims to be without merit and intends to continue its practice of vigorously defending these claims and cases. At this time, the Company believes that a loss regarding these legal proceedings is neither probable nor remote, and based on the information currently available, the Company is unable to determine an estimate, or range of estimates, of potential losses. If the Company was found to be liable for any of the claims or counterclaims against it, the Company would incur a charge against earnings.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.         Subsequent Event

On August 3, 2012, the Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000, of which $5,000,000 is subject to future joinder by a foreign bank. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The Company can borrow up to $100,000,000 under the 2012 Credit Agreement. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin  of  1% to 2%. The applicable margin is determined based upon the ratio of the Company’s total debt to EBITDA, as defined. For this purpose, total debt is defined as total debt less unrestriced domestic cash of up to $25,000,000.

    Contemporaneously with the execution of the 2012 Credit Agreement, the Company borrowed $5,000,000 under the 2012 Credit Agreement and applied the proceeds to pay off its existing outstanding debt under the 2008 Credit Agreement, which was then terminated.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a maximum annual capital expenditure of $25 million, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to the Guarantee Agreement, effective August 3, 2012.

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

International Sales

During the first six months of 2012 and 2011, approximately 59% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, containerboard grades showed some strength with operating rates climbing to 96% in June and several major producers announcing a $50 per ton price increase, which will take effect in August. Operating rates for tissue also remained strong through the first half of 2012, although the forecast for writing and newsprint grades continues to be weak. In general, we believe that higher mill operating rates lead to increased demand for our parts and consumables products. In Europe, the increasing uncertainty resulting primarily from sovereign debt issues continues to impact the economy and demand for paper products. We have seen reduced demand for our products in Europe and projects in Europe have been delayed. In China, we continue to see relatively weak market conditions as the market absorbs the large amount of capacity that has come on line over the past year and the pace of economic growth slows. Some of our customers in China have delayed new projects or deferred shipments for orders in our backlog in response to these market conditions. However, we believe the business outlook in emerging markets is more promising with growth in paper production projected to be nearly 6% annually from a base year of 2010 through 2016.

KADANT INC.

Overview (continued)

For the third quarter of 2012, we expect to achieve diluted earnings per share (EPS) from continuing operations of $0.49 to $0.51, on revenues of $80 to $82 million. For the full year 2012, we expect to achieve diluted EPS from continuing operations of $2.05 to $2.10 on revenues of $325 to $330 million, revised from our previous guidance from continuing operations of $2.10 to $2.20 on revenues of $335 to $345 million.

Results of Operations

Second Quarter 2012 Compared With Second Quarter 2011

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2012 and 2011. The results of operations for the fiscal quarter ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	June 30,	July 2,
	2012	2011

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	54
Selling, general, and administrative expenses	31	31
Research and development expenses	2	2
	89	87

Operating Income	11	13

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	11	13
Provision for Income Taxes	3	4

Income from Continuing Operations	8%	9%

Revenues

Revenues for the second quarters of 2012 and 2011 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Three Months Ended
	June 30,	July 2,
(In thousands)	2012	2011

Revenues:
Papermaking Systems	$79,961	$79,621
Fiber-based Products	3,021	2,836
	$82,982	$82,457

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues increased $0.4 million to $80.0 million in the second quarter of 2012 from $79.6 million in the second quarter of 2011, including a $3.5 million decrease from the unfavorable effects of currency translation. Revenues in our water-management product line increased $4.6 million, or 53%, due to a $2.4 million increase from Kadant M-Clean, acquired in May 2011, and higher demand for our capital products. Revenues in our stock-preparation product line decreased $3.6 million, or 11%, due to decreased demand for capital products at our Chinese operations, offset in part by an increase at our North American operations.

Fiber-based Products. Revenues increased $0.2 million, or 7%, to $3.0 million in the second quarter of 2012 from $2.8 million in the second quarter of 2011 primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2012 and 2011, and the changes in revenues by product line between the second quarters of 2012 and 2011 excluding the effect of currency translation. The increase (decrease) in revenues excluding the effect of currency translation represents the increase (decrease) resulting from the conversion of second quarter of 2012 revenues in local currency into U.S. dollars at the second quarter of 2011 exchange rates, and then comparing this result to the actual revenues in the second quarter of 2011. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	June 30, 2012	July 2, 2011	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$28.7	$32.3	$(3.6)	$(2.8)
Fluid-Handling	23.7	24.5	(0.8)	0.6
Doctoring	14.0	13.7	0.3	0.9
Water-Management	13.1	8.5	4.6	5.2
Other	0.5	0.6	(0.1)	–
	$80.0	$79.6	$0.4	$3.9

Revenues in our stock-preparation product line in the second quarter of 2012 decreased $2.8 million, or 9%, excluding a $0.8 million unfavorable effect of currency translation, compared to the second quarter of 2011, due to decreased demand for  capital products at our Chinese operations, offset in part by an increase at our North American operations. In our fluid-handling product line, revenues in the second quarter of 2012 increased $0.6 million, or 2%, excluding a $1.4 million unfavorable effect of currency translation, compared to the prior year period primarily due to higher demand for our products at our North American operations and parts and consumables products at our European operations. Revenues from our doctoring product line in the second quarter of 2012 increased $0.9 million, or 7%, excluding a $0.6 million unfavorable effect of currency translation, compared to the prior year period primarily due to increased demand for parts and consumables products at our North American operations. Revenues from our water-management product line in the second quarter of 2012 increased $5.2 million, or 61%, excluding a $0.6 million unfavorable effect of currency translation, compared to the prior year period due to a $2.8 million increase from Kadant M-Clean, acquired in May 2011, and an increase in demand for capital products at our North American and Chinese operations.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin

         Gross profit margins for the second quarters of 2012 and 2011 are as follows:

	Three Months Ended
	June 30,	July 2,
	2012	2011

Gross Profit Margin:
Papermaking Systems	43.4%	45.3%
Fiber-based Products	52.8	56.6
	43.7%	45.7%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 43.4% in the second quarter of 2012 from 45.3% in the second quarter of 2011. This decrease resulted from lower gross profit margins, primarily in our stock-preparation product line, due to lower margins on capital products. This decrease was offset in part by higher gross profit margins in our doctoring product line, primarily in North America and China.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 52.8% in the second quarter of 2012 from 56.6% in the second quarter of 2011 as a result of decreased manufacturing efficiency due to lower production volumes.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 31% in both the second quarters of 2012 and 2011. Selling, general, and administrative expenses decreased $0.3 million, or 1%, to $25.5 million in the second quarter of 2012 from $25.8 million in the second quarter of 2011, including a $1.1 million decrease from the favorable effect of currency translation and a $0.9 million increase from Kadant M-Clean, acquired in May 2011.

Total stock-based compensation expense was $1.2 million and $1.1 million in the second quarters of 2012 and 2011, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. As of June 30, 2012, unrecognized compensation cost related to stock-based compensation was approximately $6.6 million, which will be recognized over a weighted average period of 1.8 years.

Research and development expenses were $1.4 million in the second quarters of 2012 and 2011, and represented 2% of revenues in both periods.

Interest Income

Interest income was $0.1 million in the second quarters of 2012 and 2011.

Interest Expense

Interest expense decreased $0.1 million, or 34%, to $0.2 million in the second quarter of 2012 from $0.3 million in the second quarter of 2011 primarily due to lower outstanding borrowings in the 2012 period.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our provision for income taxes was $2.7 million and $2.9 million in the second quarters of 2012 and 2011, respectively, and represented 29% and 28% of pre-tax income. The effective tax rates were lower than our statutory rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits in the U.S. that were fully reserved in prior periods, due to an increase in estimated current year income in the U.S.

We have established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of December 31, 2011 was $21.0 million, consisting of $8.1 million in the U.S. and $12.9 million in foreign jurisdictions. Compliance with Accounting Standards Codification 740 requires us to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of June 30, 2012, we have maintained a valuation allowance in the U.S. primarily against certain of its foreign tax credits due to the uncertainty of income beyond 2012. Our full valuation allowance in certain foreign jurisdictions was maintained as of June 30, 2012 as a result of certain foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability.

Income from Continuing Operations

Income from continuing operations decreased $0.8 million to $6.6 million in the second quarter of 2012 from $7.4 million in the second quarter of 2011. This decrease was primarily due to a decrease in operating income of $1.1 million offset in part by a $0.2 million decrease in our provision for income taxes. (see Revenues, Gross Profit Margin, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $3 thousand and $5 thousand in the second quarters of 2012 and 2011, respectively.

Recent Accounting Pronouncements

Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance in this ASU gives us the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If we determine that it is more likely than not that the fair value of such an asset exceeds its carrying amount, we would not need to calculate the fair value of the asset in that year. However, if we conclude otherwise, we must calculate the fair value of the asset, compare that value with its carrying amount, and record an impairment charge, if any. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. We are currently evaluating when we will adopt this ASU, but such adoption is not expected to have a material effect on our consolidated financial statements.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new rule requires an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present certain components of reclassifications of other comprehensive income on the face of the income statement for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of this amendment. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU in the first quarter of 2012 and have revised our presentation of comprehensive income in the accompanying condensed consolidated financial statements.

KADANT INC.

Results of Operations (continued)

Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs)”. ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU in the first quarter of 2012, which did not have an impact on our condensed consolidated financial statements.

First Six Months 2012 Compared With First Six Months 2011

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first six months of 2012 and 2011. The results of operations for the first six months of 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	June 30,	July 2,
	2012	2011

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	53
Selling, general, and administrative expenses	31	33
Research and development expenses	2	2
Other expense	–	–
	88	88

Operating Income	12	12

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	12	12
Provision for Income Taxes	4	3

Income from Continuing Operations	8%	9%

Revenues

Revenues for the six months of 2012 and 2011 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Six Months Ended
	June 30,	July 2,
(In thousands)	2012	2011

Revenues:
Papermaking Systems	$160,111	$147,155
Fiber-based Products	6,984	6,982
	$167,095	$154,137

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues increased $13.0 million, or 9%, to $160.1 million in the first six months of 2012 from $147.1 million in the first six months of 2011, including a $4.3 million decrease from the unfavorable effects of currency translation. Revenues in our water-management product line increased $8.6 million, or 56%, primarily due to a $4.0 million increase from Kadant M-Clean, acquired in May 2011, and higher demand for capital products at our North American operations. Revenues in our stock-preparation product line increased $5.8 million, or 10%, due to higher demand for capital products at our North American operations, and to a lesser extent, our European operations. Partially offsetting these increases was a decrease in demand for capital products at our Chinese operations.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2012 and 2011, and the changes in revenues by product line between the first six months of 2012 and 2011 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first six months of 2012 revenues in local currency into U.S. dollars at the first six months of 2011 exchange rates, and then comparing this result to the actual revenues in the first six months of 2011. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a better understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Six Months Ended		Increase Excluding Effect of
(In millions)	June 30, 2012	July 2, 2011	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$61.4	$55.6	$5.8	$6.6
Fluid-Handling	46.1	47.1	(1.0)	0.7
Doctoring	27.6	27.8	(0.2)	0.7
Water-Management	23.9	15.3	8.6	9.3
Other	1.1	1.3	(0.2)	–
	$160.1	$147.1	$13.0	$17.3

Revenues in our stock-preparation product line in the first six months of 2012 increased $6.6 million, or 12%, excluding a $0.8 million unfavorable effect of currency translation compared to the first six months of 2011, due to higher demand for capital products at our North American operations, and to a lesser extent, our European operations. Partially offsetting these increases was a decrease in demand for capital products at our Chinese operations. In our fluid-handling product line, revenues in the first six months of 2012 increased $0.7 million, or 1%, excluding a $1.7 million unfavorable effect of currency translation, compared to the prior year period primarily due to higher demand for capital products at our North American operations and parts and consumables products at our European operations. Revenues from our doctoring product line in the first six months of 2012 increased $0.7 million, or 3%, excluding a $0.9 million unfavorable effect of currency translation, compared to the prior year period primarily due to increased demand for parts and consumables products at our North American operations. Revenues from our water-management product line in the first six months of 2012 increased $9.3 million, or 61%, excluding a $0.7 million unfavorable effect of currency translation, compared to the prior year period primarily due to a $4.4 million increase from Kadant M-Clean, acquired in May 2011, and an increase in demand for capital products at our North American operations.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin

Gross profit margins for the first six months of 2012 and 2011 are as follows:

	Six Months Ended
	June 30,	July 2,
	2012	2011

Gross Profit Margin:
Papermaking Systems	44.2%	46.3%
Fiber-based Products	54.8	53.2
	44.7%	46.6%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 44.2% in the first six months of 2012 from 46.3% in the first six months of 2011. This decrease resulted primarily from lower gross profit margins in our stock-preparation product line due to lower-margins on capital products. Partially offsetting this decrease was an increase in gross profit margins in our doctoring product line primarily due to improved efficiencies at certain of our manufacturing facilities.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 54.8% in the first six months of 2012 from 53.2% in the first six months of 2011 due to the lower cost of natural gas used in the production process.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 31% and 33% in the first six months of 2012 and 2011, respectively. Selling, general, and administrative expenses increased $1.3 million, or 3%, to $51.6 million in the first six months of 2012 from $50.3 million in the first six months of 2011, including a $1.4 million decrease from the favorable effect of currency translation and a $2.0 million increase from Kadant M-Clean, acquired in May 2011.

Total stock-based compensation expense was $2.3 million and $1.9 million in the first six months of 2012 and 2011, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses increased $0.2 million to $2.9 million in the first six months of 2012 compared to $2.7 million in the first six months of 2011 and represented 2% of revenues in both periods.

Other Expense

Other expense consisted of accelerated depreciation of $0.3 million in the first six months of 2012 due to the anticipated disposal of equipment in China related to a facility consolidation.

Interest Income

Interest income was $0.2 million in both the first six months of 2012 and 2011.

Interest Expense

Interest expense decreased $0.2 million, or 27%, to $0.4 million in the first six months of 2012 from $0.6 million in the first six months of 2011 primarily due to lower outstanding borrowings in the 2012 period.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our provision for income taxes was $5.8 million and $5.2 million in the first six months of 2012 and 2011, respectively, and represented 30% and 28% of pre-tax income. The effective tax rates were lower than our statutory rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits in the U.S., that were fully reserved in prior periods, due to an increase in estimated current year income in the U.S. The increase in the effective tax rate between the first six months of 2011 and 2012 was primarily due to increases in the U.S. tax cost of our foreign operations, net unrecognized tax benefits, and non-deductible expenses outside of the U.S.

Income from Continuing Operations

Income from continuing operations increased $0.4 million to $13.7 million in the first six months of 2012 from $13.3 million in the first six months of 2011. The increase in the 2012 period was primarily due to an increase in operating income of $1.0 million offset in part by a $0.6 million increase in our provision for income taxes. (see Revenues, Gross Profit Margin, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation

Loss from the discontinued operation was $64 thousand and $9 thousand in the first six months of 2012 and 2011, respectively.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $83.5 million at June 30, 2012, compared with $78.5 million at December 31, 2011. Included in working capital are cash and cash equivalents of $42.0 million and restricted cash of $0.1 million at June 30, 2012, compared with cash and cash equivalents of $47.0 million and restricted cash of $0.7 million at December 31, 2011. At June 30, 2012, $35.2 million of cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2012

Our operating activities provided cash of $3.7 million in the first six months of 2012, including $4.5 million of cash provided by our continuing operations and $0.8 million of cash used in our discontinued operation. A decrease in other current liabilities used cash of $9.1 million in the first six months of 2012. This use of cash was primarily associated with a decrease in billings in excess of costs due to the timing of billings, as well as incentive payments made during the first six months. An increase in unbilled contract costs and fees associated with revenue recognized under the percentage-of-completion method used cash of $7.6 million in the first six months of 2012.

Our investing activities used cash of $0.6 million in the first six months of 2012, including $0.8 million to purchase property, plant, and equipment, offset in part by $0.3 million of proceeds from the sale of property, plant, and equipment.

Our financing activities used cash of $7.7 million in the first six months of 2012, including $8.4 million for the repurchase of our common stock on the open market and $0.3 million for principal payments on our debt obligations. These uses of cash were offset in part by a decrease of $0.6 million in restricted cash.

First Six Months of 2011

Our operating activities provided cash of $7.2 million in the first six months of 2011. An increase in other current liabilities primarily associated with the receipt of customer deposits provided cash of $5.8 million in the first six months of 2011. An increase in inventories used cash of $15.3 million in the first six months of 2011, as we were manufacturing large stock-preparation systems scheduled for delivery later in 2011 or early in 2012. In addition, in the first six months of 2011 an increase in unbilled contract costs and fees due to the timing of billings used cash of $1.6 million and an increase in accounts receivable associated with increased revenues used cash of $1.4 million.

Our investing activities used cash of $19.8 million in the first six months of 2011 primarily for the acquisition of Kadant M-Clean for approximately $14.9 million, net of cash acquired. We also used cash of $4.0 million to purchase property, plant, and equipment in the first six months of 2011.

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

2008 Revolving Credit Facility

On February 13, 2008, we entered into a five-year unsecured revolving credit facility (2008 Credit Agreement) in the aggregate principal amount of up to $75 million. As of June 30, 2012, the outstanding balance borrowed under the 2008 Credit Agreement was $5.0 million. The principal on any borrowings made under the 2008 Credit Agreement was due on February 13, 2013. As of June 30, 2012, we had $69.2 million of borrowing capacity available under the committed portion of the 2008 Credit Agreement.

The 2008 Credit Agreement contained negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of June 30, 2012, we were in compliance with these covenants.

2012 Revolving Credit Facility

On August 3, 2012, we entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million, of which $5 million is subject to future joinder by a foreign bank. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. We can borrow up to $100 million under the 2012 Credit Agreement. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to EBITDA, as defined. For this purpose, total debt is defined as total debt less unrestriced domestic cash of up to $25 million.

Contemporaneously with the execution of the 2012 Credit Agreement, we borrowed $5 million under the 2012 Credit Agreement and applied the proceeds to pay off our existing outstanding debt under the 2008 Credit Agreement, which was then terminated.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, a maximum annual capital expenditure of $25 million, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to the Guarantee Agreement, effective August 3, 2012.

KADANT INC.

Liquidity and Capital Resources (continued)

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of June 30, 2012, the remaining balance on the 2006 Commercial Real Estate Loan was $7.0 million.

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

Interest Rate Swap Agreements

To hedge the exposure to movements in the three-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreased to $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63% plus an applicable margin. As of June 30, 2012, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.3 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2008 Credit Agreement, or any agreement that amends or replaces the 2008 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2008 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 and a minimum consolidated fixed charge coverage ratio of 1.2. The unrealized loss of $1.3 million as of June 30, 2012 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources

On October 26, 2011, our board of directors authorized and announced the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. As of June 30, 2012, we had repurchased 613,631 shares of our common stock for $13.4 million under this authorization.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through June 30, 2012, we have not provided for U.S. income taxes on approximately $117.2 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.3 million.

As of June 30, 2012, we have accrued $2.6 million for the payment of claims under the settlement of the class action lawsuit related to our discontinued composites building products business. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed to in the settlement agreement. In the second quarter of 2012, we paid $0.7 million in legal fees and incentives as agreed to in the settlement agreement.

KADANT INC.

Liquidity and Capital Resources (continued)

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $4 to $5 million during the remainder of 2012 for property, plant, and equipment.

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

Item 4 – Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)         Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. Uncertainty about continuing economic stability and the potential for another recession increased during the second quarter of 2012, particularly in Europe. A significant portion of our revenues are to customers based in Europe. Uncertainty regarding the economic outlook in Europe increased significantly due to the risk of sovereign debt defaults by certain European countries and the costs associated with resolving the sovereign debt crisis. In addition, reported economic growth rates in China have recently slowed more than expected. The increased uncertainty in the economic outlook, and weaker economic conditions in Europe in particular, have negatively affected, and may in the future negatively affect, demand for our customers’ products, and as a consequence, our products and services as well. Our business and financial performance was adversely affected by the global economic crisis in 2008 and 2009 and would be negatively affected by a return of an economic recession, either globally or regionally. Uncertainty about global and regional economic conditions negatively affects demand for our customers’ products and for our products and services, especially our capital equipment products. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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
 Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by a period of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings

KADANT INC.

activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Paper companies in China have brought and are scheduled to bring online capacity additions; however, this capacity growth has been uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This has negatively affected our bookings and revenues in China in the last two fiscal quarters, and may in the future negatively affect our bookings and revenues in China.
In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. For this reason, we generally do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. We typically have inventory awaiting shipment to customers. We could have excess and obsolete inventory if contracts are cancelled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is cancelled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract. In those instances in which a letter of credit is required, it may represent 80% or more of the total order.
We generally recognize revenue in China upon shipment once we have secured final payment. In some cases, we will be unable to recognize any revenue on completed orders until after installation or acceptance of the equipment. Furthermore, customers in China often demand that deliveries of previously-ordered equipment be delayed to future periods for any number of reasons. These factors have caused, and will in the future cause, our revenues recognized in China to vary greatly from period to period and be difficult to predict.

We may be unable to adjust operating costs and manufacturing sufficiently in China to meet demand.

The demand for our products in China can vary significantly from period to period. For example, we experienced a large increase in demand for our stock-preparation products in China in late 2010 and early 2011, followed by significantly lower bookings levels in the last three fiscal quarters. In periods of increased demand we may hire additional workers and may shift some production to our other manufacturing plants outside China. If we are unable to meet increased demand we could be exposed to contractual penalties and our business and reputation could suffer. In addition, shifting to higher-cost production facilities outside China generally reduces our gross profit margins on these products. In periods of lower demand, we may seek to furlough or lay off workers or consolidate production in our manufacturing plants in China. We may be unable to adjust our operations to meet demand for a number of reasons, including our inability to obtain necessary government or labor union approvals. Our financial performance could suffer if we were unable to sufficiently adjust our operating costs or manufacturing to meet demand.

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

KADANT INC.

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

During the first six months of 2012 and 2011, approximately 59% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages,
–	political unrest may disrupt commercial activities of ours or our customers,
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments, and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

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

On August 3, 2012, we replaced our existing unsecured revolving credit facility (2008 Credit Agreement) and entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. We had $5 million outstanding under the 2008 Credit Agreement as of June 30, 2012, which was paid off and reborrowed under the 2012 Credit Agreement on the closing date. We have also borrowed additional amounts under another agreement to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of June 30, 2012, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.3 million as of June 30, 2012. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
 Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. The 2012 Credit Agreement includes certain financial covenants, and our failure to comply with these covenants could result in an event of default under the 2012 Credit Agreement, the swap agreements, and our other credit facilities, and would have significant negative consequences for our current operations and our future ability to fund our operations and grow our business. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, or sell assets.

KADANT INC.

Restrictions in our 2012 Credit Agreement may limit our activities.

Our 2012 Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:
–	incur additional indebtedness,
–	pay dividends on, redeem, or repurchase our capital stock,
–	make investments,
–	create liens,
–	sell assets,
–	enter into transactions with affiliates, and
–	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.

We are also required to meet specified financial covenants under the terms of our 2012 Credit Agreement. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as currency exchange rates, interest rates, changes in technology, and changes in the level of competition. Our failure to comply with any of these restrictions or covenants may result in an event of default under our 2012 Credit Agreement and other loan obligations, which could permit acceleration of the debt under those instruments and require us to repay the debt before its scheduled due date. If an event of default were to occur, we might not have sufficient funds available to make the payments required under our indebtedness. If we are unable to repay amounts owed under our debt agreements, those lenders may be entitled to foreclose on and sell the collateral that secures our borrowings under the agreements.

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
In October 2011, we, our Composites LLC subsidiary, and other co-defendants entered into a nationwide class action settlement regarding allegedly defective composite building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. Under the settlement agreement, we have agreed to provide reimbursement up to a cap of $5.0 million in the aggregate to eligible settlement class members who submit a proof of claim, documenting, among other matters, original proof of purchase and degradation of the decking products. In connection with the settlement agreement, we and the other co-defendants have not admitted any wrongdoing, any violation of any statute or law, or the truth of any claims or allegations of the plaintiffs.
As of June 30, 2012, we have accrued $2.6 million for the payment of claims under the settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims paid in the results of the discontinued operation in future periods, up to a maximum of $5.0 million as agreed in the settlement agreement. Any increases in the amount of accrued claims beyond the amount of the reserve would adversely affect our consolidated financial results.

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

KADANT INC.

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

Stock markets in general and our common stock in particular experienced significant price and volume volatility during the 2008 to 2009 economic recession and in the second half of 2011, and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
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

KADANT INC.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the second quarter of 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
4/1/12 – 4/30/12	–	–	–	$23,918,440
5/1/12 – 5/31/12	129,488	$22.35	129,488	$21,024,956
6/1/12 – 6/30/12	195,167	$22.43	195,167	$16,647,475
Total:	324,655	$22.40	324,655

(1)
On October 26, 2011, our board of directors authorized and announced the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the second quarter of 2012, we repurchased 324,655 shares of our common stock for $7.3 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August, 2012.

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

99.1
Credit Agreement dated August 3, 2012, among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, RBS Citizens, N.A., as Administrative Agent and Multi-currency Administrative Agent. (1)

99.2
Guarantee Agreement dated August 3, 2012, among Kadant Inc. and the Subsidiary Guarantors, in favor of RBS Citizens, N.A., as Administrative Agent for the several banks and other financial institutions or entities from time to time parties to the Credit Agreement dated as of August 3, 2012. (1)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

* Submitted electronically herewith.

(1)
The schedules and exhibits to the Credit Agreement and schedules to the Guarantee Agreement have been omitted for this filing. Kadant will furnish copies of any of the schedules or exhibits to the U.S. Securities and Exchange Commission upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Income for the three months and six months ended June 30, 2012 and July 2, 2011, (ii) Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and July 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.