Form 10-Q
period 2012-09-29
KADANT INC
filed 2012-11-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, $.01 par value	11,319,096

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.

Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	September 29,	December 31,
(In thousands)	2012	2011

Current Assets:
Cash and cash equivalents	$53,339	$46,950
Restricted cash (Note 2)	67	700
Accounts receivable, less allowances of $2,370 and $2,308 (Note 2)	60,511	59,492
Inventories (Note 4)	43,561	50,527
Unbilled contract costs and fees	6,937	3,244
Other current assets	14,796	11,703
Assets of discontinued operation	1,642	1,675
Total Current Assets	180,853	174,291

Property, Plant, and Equipment, at Cost	106,794	105,671
Less: accumulated depreciation and amortization	68,920	65,576
	37,874	40,095

Other Assets	36,359	38,053

Goodwill	107,218	105,959

Total Assets	$362,304	$358,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Shareholders’ Investment

	September 29,	December 31,
(In thousands, except share amounts)	2012	2011

Current Liabilities:
Current maturities of long-term obligations	$500	$500
Accounts payable	22,843	28,624
Accrued payroll and employee benefits	15,871	17,687
Customer deposits	13,906	18,627
Other current liabilities	26,270	26,722
Liabilities of discontinued operation	1,460	3,632
Total Current Liabilities	80,850	95,792

Other Long-Term Liabilities	27,601	27,226

Long-Term Obligations (Note 6)	11,375	11,750

Shareholders’ Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	94,362	93,701
Retained earnings	220,763	198,706
Treasury stock at cost, 3,305,063 and 2,983,717 shares	(69,464)	(62,118)
Accumulated other comprehensive items	(4,628)	(7,955)
Total Kadant Shareholders’ Investment	241,179	222,480
Noncontrolling interest	1,299	1,150
Total Shareholders’ Investment	242,478	223,630

Total Liabilities and Shareholders’ Investment	$362,304	$358,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 29,	October 1,
(In thousands, except per share amounts)	2012	2011

Revenues	$86,601	$84,358

Costs and Operating Expenses:
Cost of revenues	49,005	48,347
Selling, general, and administrative expenses	26,171	26,080
Research and development expenses	1,511	1,408
Other income (Note 8)	–	(2,282)
	76,687	73,553

Operating Income	9,914	10,805

Interest Income	63	122
Interest Expense	(219)	(254)

Income from Continuing Operations Before Provision for Income Taxes	9,758	10,673
Provision for Income Taxes	2,055	774

Income from Continuing Operations	7,703	9,899
Income (Loss) from Discontinued Operation (net of income tax expense of $520 and income tax benefit of $224)	844	(1,156)

Net Income	8,547	8,743

Net Income Attributable to Noncontrolling Interest	(86)	(95)

Net Income Attributable to Kadant	$8,461	$8,648

Amounts Attributable to Kadant:
Income from Continuing Operations	$7,617	$9,804
Income (Loss) from Discontinued Operation	844	(1,156)
Net Income Attributable to Kadant	$8,461	$8,648

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$.67	$.81
Diluted	$.66	$.80

Earnings per Share Attributable to Kadant (Note 3):
Basic	$.75	$.71
Diluted	$.74	$.70

Weighted Average Shares (Note 3):
Basic	11,341	12,155

Diluted	11,491	12,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 29,	October 1,
(In thousands, except per share amounts)	2012	2011

Revenues	$253,696	$238,495

Costs and Operating Expenses:
Cost of revenues	141,430	130,685
Selling, general, and administrative expenses	77,804	76,374
Research and development expenses	4,436	4,123
Other expense (income) (Note 8)	307	(2,282)
	223,977	208,900

Operating Income	29,719	29,595

Interest Income	231	343
Interest Expense	(624)	(810)

Income from Continuing Operations Before Provision for Income Taxes	29,326	29,128
Provision for Income Taxes (Note 5)	7,898	5,974

Income from Continuing Operations	21,428	23,154
Income (Loss) from Discontinued Operation (net of income tax expense of $467 and income tax benefit of $229)	780	(1,165)

Net Income	22,208	21,989

Net Income Attributable to Noncontrolling Interest	(151)	(246)

Net Income Attributable to Kadant	$22,057	$21,743

Amounts Attributable to Kadant:
Income from Continuing Operations	$21,277	$22,908
Income (Loss) from Discontinued Operation	780	(1,165)
Net Income Attributable to Kadant	$22,057	$21,743

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$1.85	$1.87
Diluted	$1.83	$1.85

Earnings per Share Attributable to Kadant (Note 3):
Basic	$1.91	$1.78
Diluted	$1.90	$1.76

Weighted Average Shares (Note 3):
Basic	11,523	12,248

Diluted	11,633	12,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands)	2012	2011	2012	2011

Net Income	$8,547	$8,743	$22,208	$21,989

Other Comprehensive Items:
Foreign Currency Translation Adjustment	4,542	(6,852)	2,881	1,084
Pension and Other Post-Retirement Liability Adjustments,net (net of income tax of $67 and $205 in the three andnine months ended September 29, 2012, respectively, and $48 and $139 in the three and nine months ended October 1, 2011, respectively)	110	97	361	(696)
Deferred Gain (Loss) on Hedging Instruments (net of income tax of $49 and $50 in the three and nine months ended September 29, 2012, respectively, and tax benefit of $(157) and $(126) in the three and nine months ended October 1, 2011, respectively)	93	(403)	83	(196)
	4,745	(7,158)	3,325	192
Comprehensive Income	13,292	1,585	25,533	22,181
Comprehensive Income Attributable to Noncontrolling Interest	(128)	(21)	(149)	(300)
Comprehensive Income Attributable to Kadant	$13,164	$1,564	$25,384	$21,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended
	September 29,	October 1,
(In thousands)	2012	2011

Operating Activities:
Net income attributable to Kadant	$22,057	$21,743
Net income attributable to noncontrolling interest	151	246
(Income) loss from discontinued operation	(780)	1,165
Income from continuing operations	21,428	23,154
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,419	5,947
Stock-based compensation expense	3,560	2,921
Provision for losses on accounts receivable	65	1,013
Gain on the sale of property, plant, and equipment	(209)	(2,323)
Other items, net	1,144	(713)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(563)	(4,778)
Unbilled contract costs and fees	(3,934)	(1,014)
Inventories	7,398	(14,465)
Other current assets	(980)	(720)
Accounts payable	(5,890)	(1,089)
Other current liabilities	(9,981)	12,241
Contributions to pension plan	(720)	(675)
Net cash provided by continuing operations	17,737	19,499
Net cash (used in) provided by discontinued operation	(1,359)	111
Net cash provided by operating activities	16,378	19,610

Investing Activities:
Purchases of property, plant, and equipment	(1,514)	(5,473)
Proceeds from sale of property, plant, and equipment	370	2,329
Acquisitions, net of cash acquired	113	(15,358)
Dividend paid to minority shareholder	–	(579)
Other, net	(10)	58
Net cash used in continuing operations for investing activities	(1,041)	(19,023)

Financing Activities:
Purchases of Company common stock	(9,799)	(9,445)
Change in restricted cash	632	(1,188)
Proceeds from issuance of long-term obligations	5,000	5,000
Repayments of short- and long-term obligations	(5,375)	(10,892)
Net proceeds from issuance of Company common stock	359	149
Other, net	(517)	7
Net cash used in continuing operations for financing activities	(9,700)	(16,369)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	752	828

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	6,389	(14,954)
Cash and Cash Equivalents at Beginning of Period	46,950	61,805
Cash and Cash Equivalents at End of Period	$53,339	$46,851

Non-cash Investing Activities:
Fair value of assets acquired	$–	$21,808
Cash paid for acquired business	–	(15,849)
Liabilities assumed of acquired business	$–	$5,959

Non-cash Financing Activities:
Issuance of Company common stock	$1,967	$2,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.         General

The interim condensed consolidated financial statements and related notes presented have been prepared by Kadant Inc. (also referred to in this document as “we,” “Kadant,” “the Company,” or “the Registrant”), are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at September 29, 2012, and its results of operations and comprehensive income for the three and nine month periods ended September 29, 2012 and October 1, 2011, and cash flows for the nine month periods ended September 29, 2012 and October 1, 2011. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 31, 2011 has been derived from the consolidated financial statements contained in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC.

2.	Restricted Cash and Notes Receivable

As of September 29, 2012 and December 31, 2011, the Company had restricted cash of $67,000 and $700,000, respectively. This cash served as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company would fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees expired by September 30, 2012.

As of September 29, 2012 and December 31, 2011, the Company had $9,853,000 and $15,901,000, respectively, of notes receivable, included in accounts receivable in the accompanying condensed consolidated balance sheet. These represent banker's acceptance bills from banks in China that have been presented by various customers in China as payment for their trade accounts receivable. The notes receivable are non-interest bearing and mature within six months. The Company has the ability to sell the notes receivable at a discount or transfer the notes receivable in settlement of current accounts payable prior to the scheduled maturity date.

3.         Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands, except per share amounts)	2012	2011	2012	2011

Amounts Attributable to Kadant:
Income from Continuing Operations	$7,617	$9,804	$21,277	$22,908
Income (Loss) from Discontinued Operation	844	(1,156)	780	(1,165)
Net Income	$8,461	$8,648	$22,057	$21,743

Basic Weighted Average Shares	11,341	12,155	11,523	12,248
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	150	121	110	139
Diluted Weighted Average Shares	11,491	12,276	11,633	12,387

Basic Earnings per Share:
Continuing Operations	$.67	$.81	$1.85	$1.87
Discontinued Operation	$.07	$(.10)	$.07	$(.10)
Net Income	$.75	$.71	$1.91	$1.78

Diluted Earnings per Share:
Continuing Operations	$.66	$.80	$1.83	$1.85
Discontinued Operation	$.07	$(.09)	$.07	$(.09)
Net Income	$.74	$.70	$1.90	$1.76

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.         Earnings per Share (continued)

Options to purchase approximately 164,400 and 81,600 shares of the Company’s common stock for the third quarters of 2012 and 2011, respectively, and 145,300 and 62,800 shares of the Company’s common stock for the first nine months of 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock during the period and the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 43,000 shares of common stock for the third quarter of 2011, and 38,000 and 60,000 shares of common stock for the first nine months of 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

4.         Inventories

The components of inventories are as follows:

	September 29,	December 31,
(In thousands)	2012	2011

Raw Materials and Supplies	$19,914	$20,218
Work in Process	7,952	9,383
Finished Goods	15,695	20,926
	$43,561	$50,527

5.         Income Taxes

The provision for income taxes was $7,898,000 and $5,974,000 in the first nine months of 2012 and 2011, respectively, and represented 27% and 21% of pre-tax income. The effective tax rate of 27% in the first nine months of 2012 was lower than the Company’s statutory rate primarily due to the expected utilization of foreign tax credits in the U.S. that were fully reserved in prior periods and the distribution of worldwide earnings. The increase in the expected utilization of foreign tax credits was due to an increase in estimated current year income and foreign source income in the U.S. For the full year 2012, the Company estimates that it will be able to utilize approximately $2,709,000 of foreign tax credit carryforwards. The effective tax rate of 21% in the first nine months of 2011 was lower than the Company’s statutory rate primarily due to the inclusion of a discrete tax benefit of $1,890,000 from the recognition of previously unrecognized tax benefits that resulted primarily from the favorable settlement of a tax audit in a non-U.S. jurisdiction, as well as the expiration of statutes of limitations in various jurisdictions. Also contributing to the effective tax rate of 21% in the first nine months of 2011 was the expected utilization of foreign tax credits that were fully reserved in prior periods and the favorable geographic distribution of worldwide earnings.

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of December 31, 2011 was $21,014,000, consisting of $8,096,000 in the U.S. and $12,918,000 in foreign jurisdictions. Compliance with Accounting Standards Codification (ASC) 740, “Income Taxes”,  requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of September 29, 2012, the Company has maintained a valuation allowance in the U.S. primarily against certain of its foreign tax credits due to the uncertainty of income beyond 2012. The Company’s full valuation allowance in certain foreign jurisdictions was maintained as of September 29, 2012 as a result of certain foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.         Long-Term Obligations

Long-term obligations are as follows:

	September 29,	December 31,
(In thousands)	2012	2011

Revolving Credit Facility, due 2017	$5,000	$–
Revolving Credit Facility, due 2013	–	5,000
Variable Rate Term Loan, due from 2012 to 2016	6,875	7,250
Total Long-Term Obligations	11,875	12,250
Less: Current Maturities	(500)	(500)
Long-Term Obligations, less Current Maturities	$11,375	$11,750

The weighted average interest rate for the Company’s long-term obligations was 5.5% as of September 29, 2012.

On August 3, 2012, the Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin  of  1% to 2%. The applicable margin is determined based upon the ratio of the Company’s total debt to EBITDA, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted domestic cash.

Contemporaneously with the execution of the 2012 Credit Agreement, the Company borrowed $5,000,000 under the 2012 Credit Agreement and applied the proceeds to pay off its existing outstanding unsecured revolving credit facility entered into in February 2008, which was then terminated.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a maximum annual capital expenditure of $25,000,000, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of September 29, 2012, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of September 29, 2012, the Company had $89,937,000 of borrowing capacity available under the committed portion of  its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Nine Months Ended	Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011

Balance at beginning of period	$4,129	$3,778
Provision	1,128	1,373
Usage	(1,171)	(1,563)
Acquired	–	86
Currency translation	34	77
Balance at end of period	$4,120	$3,751

8.         Restructuring and Other Expense (Income)

Other Expense (Income)

    In the first nine months of 2012, other expense consisted of accelerated depreciation of $307,000 associated with the anticipated disposal of equipment in China related to a facility consolidation. Other income in the three and nine month periods ended October 1, 2011 consisted of a pre-tax gain of $2,282,000 from the sale of real estate in China.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.         Restructuring and Other Expense (Income) (continued)

A summary of the changes in accrued restructuring costs related to the Company’s 2008 and 2011 Restructuring Plans is as follows:

(In thousands)	Severance Costs

2011 Restructuring Plan
Balance at December 31, 2011	$408
Payments	(191)
Currency translation	2
Balance at September 29, 2012	$219

2008 Restructuring Plan
Balance at December 31, 2011	$354
Payments	(141)
Currency translation	2
Balance at September 29, 2012	$215

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

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands)	2012	2011	2012	2011

Revenues:
Papermaking Systems	$85,211	$82,883	$245,322	$230,038
Fiber-based Products	1,390	1,475	8,374	8,457
	$86,601	$84,358	$253,696	$238,495

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$14,385	$14,573	$38,261	$38,343
Corporate and Fiber-based Products (a)	(4,471)	(3,768)	(8,542)	(8,748)
Total Operating Income	9,914	10,805	29,719	29,595
Interest Expense, Net	(156)	(132)	(393)	(467)
	$9,758	$10,673	$29,326	$29,128

Capital Expenditures:
Papermaking Systems	$578	$1,371	$1,339	$5,281
Corporate and Fiber-based Products	95	138	175	192
	$673	$1,509	$1,514	$5,473

 (a)         Corporate primarily includes general and administrative expenses.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.         Stock-Based Compensation

Stock-based compensation expense of $1,298,000 and $1,019,000 in the third quarters of 2012 and 2011, respectively, and $3,560,000 and $2,921,000 in the first nine months of 2012 and 2011, respectively, was recognized within selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $5,578,000 at September 29, 2012, and will be recognized over a weighted average period of 1.6 years.

On March 7, 2012, the Company granted to executive officers of the Company performance-based restricted stock units (RSUs), which represented, in aggregate, the right to receive 66,299 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $21.91 per share. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2012 fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (adjusted EBITDA) generated from continuing operations for the 2012 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2012 fiscal year, all RSUs will be forfeited. In the first nine months of 2012, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 135% of the target RSU amount. Following the adjustment, the RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2013, 2014, and 2015, provided that the executive officer is employed by the Company on the applicable vesting dates. In March 2012, the Company granted time-based RSUs representing 93,198 shares to its employees and non-employee directors. Also in March 2012, the Company granted options to purchase 82,717 shares of common stock to its executive officers.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.         Employee Benefit Plans (continued)

	Three Months Ended		Three Months Ended
(In thousands)	September 29, 2012		October 1, 2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$243	$34	$209	$51
Interest cost	331	56	324	61
Expected return on plan assets	(407)	–	(359)	–
Recognized net actuarial loss	160	8	107	7
Amortization of prior service cost	14	6	14	4
Net periodic benefit cost	$341	$104	$295	$123

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.28%	4.43%	5.25%	5.05%
Expected long-term return on plan assets	6.25%	–	6.25%	–
Rate of compensation increase	4.00%	3.45%	4.00%	3.24%

	Nine Months Ended		Nine Months Ended
(In thousands)	September 29, 2012		October 1, 2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$748	$107	$645	$141
Interest cost	982	171	975	174
Expected return on plan assets	(1,208)	–	(1,071)	–
Recognized net actuarial loss	474	25	326	21
Amortization of prior service cost	42	17	42	3
Net periodic benefit cost	$1,038	$320	$917	$339

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.28%	4.43%	5.25%	5.03%
Expected long-term return on plan assets	6.25%	–	6.25%	–
Rate of compensation increase	4.00%	3.46%	4.00%	3.14%

The Company made cash contributions of $720,000 to its Kadant Solutions division’s noncontributory defined benefit retirement plan in the first nine months of 2012 and expects to make cash contributions of $240,000 over the remainder of 2012. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

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

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement has a five-year term and a $15,000,000 notional value, which decreased to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair values for these instruments as of September 29, 2012 are included in liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, a maximum annual capital expenditure of $25,000,000, and a minimum consolidated interest coverage ratio of 3 to 1. As of September 29, 2012, the Company was in compliance with these covenants. The unrealized loss of $1,181,000 as of September 29, 2012 represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Derivatives (continued)

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a loss of $14,000 and a gain of $10,000 in the third quarters of 2012 and 2011, respectively, and a loss of $39,000 and a gain of $91,000 in the first nine months of 2012 and 2011, respectively, included in selling, general, and administrative expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		September 29, 2012		December 31, 2011
	Balance Sheet	Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$14	$425	$22	$421
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(501)	$6,253	$(462)	$6,635
Interest rate swap agreement	Other Current Liabilities	$(56)	$5,000	$–	$–
Interest rate swap agreements	Other Long-Term Liabilities	$(1,125)	$6,875	$(1,401)	$12,250

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(40)	$1,535	$(82)	$1,775

(a)	See Note 13 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during the first nine months of 2012.

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Derivatives (continued)

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended September 29, 2012:

(In thousands)	Interest Rate Swap Agreements	Forward Currency-Exchange Contracts	Total
Unrealized loss, net of tax, at December 31, 2011	$1,166	$267	$1,433
(Loss) gain reclassified to earnings (a)	(244)	13	(231)
Loss recognized in OCI	103	45	148
Unrealized loss, net of tax, at September 29, 2012	$1,025	$325	$1,350

(a) Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of income.

As of September 29, 2012, $591,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

13.         Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of September 29, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$15,647	$–	$–	$15,647
Forward currency-exchange contracts	$–	$14	$–	$14

Liabilities:
Forward currency-exchange contracts	$–	$541	$–	$541
Interest rate swap agreements	$–	$1,181	$–	$1,181

	Fair Value as of December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$13,983	$–	$–	$13,983
Forward currency-exchange contracts	$–	$22	$–	$22

Liabilities:
Forward currency-exchange contracts	$–	$544	$–	$544
Interest rate swap agreements	$–	$1,401	$–	$1,401

KADANT INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.         Fair Value Measurements (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2012. The Company’s financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents are comprised of money market funds and time deposits that are highly liquid and easily tradable. These investments are fair valued using inputs observable in active markets. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company’s long-term debt obligations are as follows:

	September 29, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$11,375	$11,375	$11,750	$11,750

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

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. To participate in the settlement, eligible settlement class members were required to file a proof of claim on or before September 10, 2012. The claim administrator is currently reviewing claims and will complete payment to eligible claimants by December 14, 2012. In the third quarter of 2012, the Company reduced the accrual for the payment of claims by $1,513,000 based on the claims submitted to date. As of September 29, 2012, the Company has accrued $1,064,000 for the payment of claims. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, the Company will reflect the amount of the additional claims in the results of the discontinued operation in future periods, up to a maximum of $5,000,000.

General

From time to time, the Company is subject to various other claims and legal proceedings covering a range of matters that arise in the ordinary course of business. Such litigation may include claims and counterclaims by and against the Company for breach of contract, canceled contracts, or alleged breaches of warranty and other contract commitments. For legal proceedings in which a loss is probable and estimable, the Company accrues a loss based on the low end of the range of estimated loss when there is no better estimate within the range. For legal proceedings in which a loss is neither probable nor remote, the Company is unable to determine an estimate, or range of estimates, of potential losses based on the information currently available. If the Company were found to be liable for any of the claims or counterclaims against it, the Company would incur a charge against earnings for amounts in excess of legal accruals.

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

Papermaking Systems Segment

Our Papermaking Systems segment consists of the following product lines: stock-preparation; fluid-handling; and doctoring, cleaning, and filtration. The doctoring, cleaning, and filtration product line was formerly presented separately as the doctoring and water-management product lines.

-
Stock-preparation: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine; recausticizing and evaporation equipment and systems used in the production of virgin pulp;

-
Fluid-handling: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; and

-
Doctoring, Cleaning, and Filtration: doctoring systems and related consumables that continuously clean rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; profiling systems that control moisture, web curl, and gloss during paper converting; and systems and equipment used to continuously clean paper machine fabrics and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse.

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

On October 24, 2011, we, our Composites LLC subsidiary, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. To participate in the settlement, eligible settlement class members were required to file a proof of claim on or before September 10, 2012. The claim administrator is currently reviewing claims and will complete payment to eligible claimants by December 14, 2012. In the third quarter of 2012, we reduced the accrual for the payment of claims by $1.5 million based on the claims submitted to date. As of September 29, 2012, we have accrued $1.1 million for the payment of claims. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims in the results of the discontinued operation in future periods, up to a maximum of $5.0 million.

International Sales

During the first nine months of 2012 and 2011, approximately 61% and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

KADANT INC.

Overview (continued)

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, although the economic recovery has been sluggish, the paper industry has performed relatively well and analysts expect paper producer margins to remain fairly stable in the near term. In addition, input costs appear to be under control and inventories are fairly low. However, our bookings in North America were down 10% sequentially and 24% in the third quarter of 2012 compared to the prior year period reflecting a general slowdown in activity, particularly for capital orders. In Europe, the increasing uncertainty resulting primarily from sovereign debt issues continues to impact the economy and the region has slipped into a recession going into 2013. This macro environment has impacted the demand for paper products, and as a result has affected the demand for our products. Our bookings in Europe were down 25% sequentially and 48% in the third quarter of 2012 compared to the prior year period due to the economic uncertainty in Europe, as well as the timing of capital orders. In China, while the economy has continued to slow, our bookings increased 31% sequentially in the third quarter of 2012 and more than doubled compared to a relatively weak third quarter of 2011. Although the rate of growth has slowed, the economy continues to absorb the capacity that has recently come online. While we believe some producers are beginning to make plans for capacity expansion, the timing of orders remains uncertain. Some of our customers in China have delayed new projects in response to these market conditions. In emerging markets, such as Brazil and India, we believe the long-term business outlook is promising, with growth in paper production projected by RISI (Resource Information Systems Inc.) to be nearly 6% annually from a base year of 2010 through 2016.

For the fourth quarter of 2012, we expect to achieve diluted earnings per share (EPS) from continuing operations of $0.35 to $0.37, on revenues of $77 to $79 million. For the full year 2012, we expect to achieve diluted EPS from continuing operations of $2.18 to $2.20 on revenues of $331 to $333 million, revised from our previous guidance from continuing operations of $2.05 to $2.10 on revenues of $325 to $330 million.

Results of Operations

Third Quarter 2012 Compared With Third Quarter 2011

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2012 and 2011. The results of operations for the fiscal quarter ended September 29, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	September 29,	October 1,
	2012	2011

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	57	57
Selling, general, and administrative expenses	30	31
Research and development expenses	2	2
Other income	–	(3)
	89	87

Operating Income	11	13

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	11	13
Provision for Income Taxes	2	1

Income from Continuing Operations	9%	12%

KADANT INC.

Results of Operations (continued)

Revenues

Revenues for the third quarters of 2012 and 2011 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Three Months Ended
	September 29,	October 1,
(In thousands)	2012	2011

Revenues:
Papermaking Systems	$85,211	$82,883
Fiber-based Products	1,390	1,475
	$86,601	$84,358

Papermaking Systems Segment. Revenues increased $2.3 million to $85.2 million in the third quarter of 2012 from $82.9 million in the third quarter of 2011, including a $3.6 million decrease from the unfavorable effects of currency translation. Revenues in our doctoring, cleaning, and filtration product line increased $2.5 million, or 10%, due to increased demand for our capital products at our Chinese and European operations.

Fiber-based Products. Revenues decreased $0.1 million, or 6%, to $1.4 million in the third quarter of 2012 from $1.5 million in the third quarter of 2011 due to decreased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the third quarters of 2012 and 2011, and the changes in revenues by product line between the third quarters of 2012 and 2011 excluding the effect of currency translation. The increase (decrease) in revenues excluding the effect of currency translation represents the increase (decrease) resulting from the conversion of third quarter of 2012 revenues in local currency into U.S. dollars at the third quarter of 2011 exchange rates, and then comparing this result to the actual revenues in the third quarter of 2011. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	September 29, 2012	October 1, 2011	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$34.5	$33.0	$1.5	$2.7
Doctoring, Cleaning, and Filtration (a)	27.1	24.6	2.5	3.5
Fluid-Handling	23.6	25.3	(1.7)	(0.3)
	$85.2	$82.9	$2.3	$5.9

(a) New product line presentation in the third quarter of 2012. Information was formerly presented separately as doctoring, water-management, and other product lines. Prior period amounts have been recasted to conform to the current presentation.

Revenues in our stock-preparation product line in the third quarter of 2012 increased $2.7 million, or 8%, excluding a $1.2 million unfavorable effect of currency translation, compared to the third quarter of 2011, due to increased sales of our capital products at our North American and European operations, offset in part by a decrease at our Chinese operations. Revenues from our doctoring, cleaning, and filtration product line in the third quarter of 2012 increased $3.5 million, or 14%, excluding a $1.0 million unfavorable effect of currency translation, compared to the prior year period primarily due to increased demand for

KADANT INC.

Results of Operations (continued)

capital products at our Chinese and European operations. In our fluid-handling product line, revenues in the third quarter of 2012 decreased $0.3 million, or 1%, excluding a $1.4 million unfavorable effect of currency translation, compared to the prior year period primarily due to decreased demand for our parts and consumables products at our European operations, offset in part by increased sales of our capital products in other regions.

Gross Profit Margin

         Gross profit margins for the third quarters of 2012 and 2011 are as follows:

	Three Months Ended
	September 29,	October 1,
	2012	2011

Gross Profit Margin:
Papermaking Systems	43.6%	42.8%
Fiber-based Products	30.4	36.5
	43.4%	42.7%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 43.6% in the third quarter of 2012 from 42.8% in the third quarter of 2011. This increase resulted primarily from higher gross profit margins in our stock-preparation product line due to higher margins on several large projects in North America and China. This increase was offset in part by an increase in the third quarter of 2012 in the proportion of lower-margin capital products to total revenues compared to the third quarter of 2011.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 30.4% in the third quarter of 2012 from 36.5% in the third quarter of 2011 as a result of decreased manufacturing efficiency due to lower sales volumes.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 30% and 31% in the third quarters of 2012 and 2011, respectively. Selling, general, and administrative expenses increased $0.1 million to $26.2 million in the third quarter of 2012 from $26.1 million in the third quarter of 2011, including a $1.0 million decrease from the favorable effect of currency translation.

Total stock-based compensation expense was $1.3 million and $1.0 million in the third quarters of 2012 and 2011, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. As of September 29, 2012, unrecognized compensation cost related to stock-based compensation was approximately $5.6 million, which will be recognized over a weighted average period of 1.6 years.

Research and development expenses were $1.5 million and $1.4 million in the third quarters of 2012 and 2011, respectively, and represented 2% of revenues in both periods.

Other Income

Other income was $2.3 million in the third quarter of 2011 associated with a gain from the sale of real estate in China.

Interest Income

Interest income was $0.1 million in the third quarters of 2012 and 2011.

Interest Expense

Interest expense decreased $0.1 million, or 14%, to $0.2 million in the third quarter of 2012 from $0.3 million in the third quarter of 2011 primarily due to lower outstanding borrowings in the 2012 period, offset in part by a higher average effective interest rate compared to the 2011 period.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our provision for income taxes was $2.1 million and $0.8 million in the third quarters of 2012 and 2011, respectively, and represented 21% and 7% of pre-tax income. The effective tax rate of 21% in the third quarter of 2012 was lower than our statutory rate primarily due to the expected utilization of foreign tax credits in the U.S. that were fully reserved in prior periods and the distribution of worldwide earnings. The increase in the expected utilization of foreign tax credits was due to an increase in estimated current year income and foreign source income in the U.S. For the full year 2012, we estimate that we will be able to utilize approximately $2.7 million of foreign tax credit carryforwards. The effective tax rate of 7% in the third quarter of 2011 was lower than our statutory rate primarily due to the inclusion of a discrete tax benefit of $2.1 million from the recognition of previously unrecognized tax benefits that resulted primarily from the favorable settlement of a tax audit in a non-U.S. jurisdiction, as well as the expiration of statutes of limitations in various jurisdictions. Also contributing to the effective tax rate of 7% in the third quarter of 2011 was the expected utilization of foreign tax credits that were fully reserved in prior periods and the favorable geographic distribution of worldwide earnings.

We have established valuation allowances related to certain domestic and foreign deferred tax assets and tax credits. The valuation allowance as of December 31, 2011 was $21.0 million, consisting of $8.1 million in the U.S. and $12.9 million in foreign jurisdictions. Compliance with Accounting Standards Codification 740, “Income Taxes”, requires us to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be recognized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of September 29, 2012, we have maintained a valuation allowance in the U.S. primarily against certain of its foreign tax credits due to the uncertainty of income beyond 2012. Our full valuation allowance in certain foreign jurisdictions was maintained as of September 29, 2012 as a result of certain foreign subsidiaries being in a three-year cumulative loss position and the uncertainty of future profitability.

Income from Continuing Operations

Income from continuing operations decreased $2.2 million to $7.7 million in the third quarter of 2012 from $9.9 million in the third quarter of 2011. This decrease was primarily due to a decrease in operating income of $0.9 million and a $1.3 million increase in our provision for income taxes (see Revenues, Gross Profit Margin, Other Income, and Provision for Income Taxes discussed above). The decrease in operating income of $0.9 million in the third quarter of 2012 compared to the prior year period was due to a $2.3 million gain on the sale of real estate in the third quarter of 2011, offset in part by an increase in gross margins.

Income (Loss) from Discontinued Operation

Income from the discontinued operation was $0.8 million in the third quarter of 2012 compared to a loss of $1.2 million in the third quarter of 2011. The results in both periods were primarily due to adjustments associated with the reserve for the payment of claims related to the Composites LLC class action settlement.

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

KADANT INC.

Results of Operations (continued)

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

First Nine Months 2012 Compared With First Nine Months 2011

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first nine months of 2012 and 2011. The results of operations for the first nine months of 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	September 29,	October 1,
	2012	2011

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	55
Selling, general, and administrative expenses	30	32
Research and development expenses	2	2
Other expense (income)	–	(1)
	88	88

Operating Income	12	12

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	12	12
Provision for Income Taxes	3	2

Income from Continuing Operations	9%	10%

KADANT INC.

Results of Operations (continued)

Revenues

Revenues for the nine months of 2012 and 2011 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Nine Months Ended
	September 29,	October 1,
(In thousands)	2012	2011

Revenues:
Papermaking Systems	$245,322	$230,038
Fiber-based Products	8,374	8,457
	$253,696	$238,495

Papermaking Systems Segment. Revenues increased $15.3 million, or 7%, to $245.3 million in the first nine months of 2012 from $230.0 million in the first nine months of 2011, including a $7.9 million decrease from the unfavorable effects of currency translation. Revenues in our doctoring, cleaning, and filtration product line increased $10.8 million, or 16%, primarily due to higher demand for capital products. Revenues in our stock-preparation product line increased $7.2 million, or 8%, due to higher demand for capital products at our North American operations, and to a lesser extent, our European operations. Partially offsetting these increases was a decrease in demand for capital products at our Chinese operations.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first nine months of 2012 and 2011, and the changes in revenues by product line between the first nine months of 2012 and 2011 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first nine months of 2012 revenues in local currency into U.S. dollars at the first nine months of 2011 exchange rates, and then comparing this result to the actual revenues in the first nine months of 2011. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Nine Months Ended		Increase Excluding Effect of
(In millions)	September 29, 2012	October 1, 2011	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$95.9	$88.7	$7.2	$9.3
Doctoring, Cleaning, and Filtration (a)	79.7	68.9	10.8	13.5
Fluid-Handling	69.7	72.4	(2.7)	0.4
	$245.3	$230.0	$15.3	$23.2

(a) New product line presentation in the first nine months of 2012. Information was formerly presented separately as doctoring, water-management, and other product lines. Prior period amounts have been recasted to conform to the current presentation.

Revenues in our stock-preparation product line in the first nine months of 2012 increased $9.3 million, or 11%, excluding a $2.1 million unfavorable effect of currency translation, compared to the first nine months of 2011, due to higher demand for capital products at our North American operations, and to a lesser extent, our European operations. Partially offsetting these increases was a decrease in demand for capital products at our Chinese operations. Revenues from our doctoring, cleaning and filtration product line in the first nine months of 2012 increased $13.5 million, or 20%, excluding a $2.7 million unfavorable effect of currency translation, compared to the prior year period primarily due to increased demand for capital products. In our fluid-handling product line, revenues in the first nine months of 2012 increased $0.4 million, or 1%, excluding a $3.1 million unfavorable effect of currency translation, compared to the prior year period primarily due to increased demand for capital products at our North American operations, offset in part by a decrease at our European operations.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin

Gross profit margins for the first nine months of 2012 and 2011 are as follows:

	Nine Months Ended
	September 29,	October 1,
	2012	2011

Gross Profit Margin:
Papermaking Systems	44.0%	45.0%
Fiber-based Products	50.7	50.3
	44.3%	45.2%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 44.0% in the first nine months of 2012 from 45.0% in the first nine months of 2011. This decrease resulted primarily from lower gross profit margins in our fluid-handling product line.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 50.7% in the first nine months of 2012 from 50.3% in the first nine months of 2011 due to manufacturing efficiencies.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 30% and 32% in the first nine months of 2012 and 2011, respectively. Selling, general, and administrative expenses increased $1.4 million, or 2%, to $77.8 million in the first nine months of 2012 from $76.4 million in the first nine months of 2011, including a $2.4 million decrease from the favorable effect of currency translation.

Total stock-based compensation expense was $3.6 million and $2.9 million in the first nine months of 2012 and 2011, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses increased $0.3 million to $4.4 million in the first nine months of 2012 compared to $4.1 million in the first nine months of 2011 and represented 2% of revenues in both periods.

Other Expense (Income)

Other expense consisted of accelerated depreciation of $0.3 million in the first nine months of 2012 due to the anticipated disposal of equipment in China related to a facility consolidation. Other income was $2.3 million in the first nine months of 2011 associated with a gain on the sale of real estate in China.

Interest Income

Interest income decreased to $0.2 million in the first nine months of 2012 from $0.3 million in the first nine months of 2011 primarily due to lower average interest rates in the 2012 period and, to a lesser extent, lower average cash balances compared to the 2011 period.

Interest Expense

Interest expense decreased $0.2 million, or 23%, to $0.6 million in the first nine months of 2012 from $0.8 million in the first nine months of 2011 primarily due to lower outstanding borrowings in the 2012 period, offset in part by a higher average effective interest rate compared to the 2011 period.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes

Our provision for income taxes was $7.9 million and $6.0 million in the first nine months of 2012 and 2011, respectively, and represented 27% and 21% of pre-tax income. The effective tax rate of 27% in the first nine months of 2012 was lower than our statutory rate primarily due to the expected utilization of foreign tax credits in the U.S. that were fully reserved in prior periods and the distribution of worldwide earnings. The increase in the expected utilization of foreign tax credits was due to an increase in estimated current year income and foreign source income in the U.S. For the full year 2012, we estimate that we will be able to utilize approximately $2.7 million of foreign tax credit carryforwards. The effective tax rate of 21% in the first nine months of 2011 was lower than our statutory rate primarily due to the inclusion of a discrete tax benefit of $1.9 million due to the recognition of previously unrecognized tax benefits that resulted primarily from the favorable settlement of a tax audit in a non-U.S. jurisdiction, as well as the expiration of statutes of limitations in various jurisdictions. Also contributing to the effective tax rate of 21% in the first nine months of 2011 was the expected utilization of foreign tax credits that were fully reserved in prior periods and the favorable geographic distribution of worldwide earnings.

Income from Continuing Operations

Income from continuing operations decreased $1.8 million to $21.4 million in the first nine months of 2012 from $23.2 million in the first nine months of 2011. The decrease in the 2012 period was primarily due to a $1.9 million increase in our provision for income taxes (see Provision for Income Taxes discussed above).

Income (Loss) from Discontinued Operation

Income from the discontinued operation was $0.8 million in the first nine months of 2012 compared to a loss of $1.2 million in the first nine months of 2011. The results in both periods were primarily due to adjustments associated with the reserve for the payment of claims related to the Composites LLC class action settlement.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $100.0 million at September 29, 2012, compared with $78.5 million at December 31, 2011. Included in working capital are cash and cash equivalents of $53.3 million and restricted cash of $0.1 million at September 29, 2012, compared with cash and cash equivalents of $47.0 million and restricted cash of $0.7 million at December 31, 2011. At September 29, 2012, $43.7 million of cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2012

Our operating activities provided cash of $16.4 million in the first nine months of 2012, including $17.7 million of cash provided by our continuing operations and $1.4 million of cash used in our discontinued operation. A decrease in other current liabilities used cash of $10.0 million in the first nine months of 2012 primarily due to incentive payments and decreases in customer deposits and billings in excess of costs due to the timing of deposits and billings. A decrease in accounts payable used cash of $5.9 million in the first nine months of 2012 due to the timing of payments and an increase in unbilled contract costs and fees used cash of $3.9 million associated with revenue recognized under the percentage-of-completion method. These uses of cash were offset in part by cash provided by a decrease in inventories of $7.4 million primarily due to the shipment of several larger system orders in China.

Our investing activities used cash of $1.0 million in the first nine months of 2012, including $1.5 million to purchase property, plant, and equipment, offset in part by $0.4 million of proceeds from the sale of property, plant, and equipment.

Our financing activities used cash of $9.7 million in the first nine months of 2012, including $9.8 million for the repurchase of our common stock on the open market and $5.4 million for principal payments on our debt obligations. These uses of cash were offset in part by $5.0 million received from borrowings under the 2012 Credit Agreement in the first nine months of 2012.

KADANT INC.

Liquidity and Capital Resources (continued)

First Nine Months of 2011

Our operating activities provided cash of $19.6 million in the first nine months of 2011. An increase in other current liabilities provided cash of $12.2 million in the first nine months of 2011. This increase was primarily associated with an increase of $5.5 million in billings in excess of costs and fees due to the timing of billings, and an increase in the receipt of customer deposits of $5.3 million. An increase in inventories used cash of $14.5 million in the first nine months of 2011, as we completed the manufacture of large stock-preparation systems delivered later in 2011 and in early 2012. In addition, in the first nine months of 2011 an increase in accounts receivable associated with increased revenues used cash of $4.8 million, and an increase in unbilled contract costs and fees due to the timing of billings used cash of $1.0 million.

Our investing activities used cash of $19.0 million in the first nine months of 2011 primarily for the acquisition of M-Clean AB, a European-based supplier of equipment that cleans paper machine fabrics and rolls, for approximately $14.9 million, net of cash acquired. We also used cash of $5.5 million for purchases of property, plant, and equipment in the first nine months of 2011. These uses of cash were offset, in part, by proceeds of $2.3 million from the sale of property, plant and equipment in the first nine months of 2011.

Our financing activities used cash of $16.4 million in the first nine months of 2011, including principal payments of $10.9 million on our outstanding debt obligations and $9.4 million for the repurchase of our common stock on the open market. During the first nine months of 2011, we also designated $1.2 million of cash as restricted for use as collateral for bank guarantees. All of these bank guarantees expired by September 30, 2012. These uses of cash were offset, in part, by borrowings of $5.0 million made under our revolving credit facility during the first nine months of 2011.

2012 Revolving Credit Facility

On August 3, 2012, we entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to EBITDA, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, a maximum annual capital expenditure of $25 million, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of September 29, 2012, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

KADANT INC.

Liquidity and Capital Resources (continued)

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of September 29, 2012, the remaining balance on the 2006 Commercial Real Estate Loan was $6.9 million.

Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the mortgage and security agreements, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2012 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Interest Rate Swap Agreements

To hedge the exposure to movements in the three-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement has a five-year term and a $15 million notional value, which decreased to $5 million on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63% plus an applicable margin. As of September 29, 2012, all of our outstanding debt was hedged through interest rate swap agreements, which had an unrealized loss of $1.2 million. Our management believes that any credit risk associated with the 2006 and 2008 Swap Agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, a maximum annual capital expenditure of $25 million, and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $1.2 million as of September 29, 2012 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources

On October 26, 2011, our board of directors authorized and announced the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. As of September 29, 2012, we had repurchased 669,725 shares of our common stock for $14.6 million under this authorization. On October 29, 2012, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through September 29, 2012, we have not provided for U.S. income taxes on approximately $120.0 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.5 million.

As of September 29, 2012, we have accrued $1.1 million for the payment of claims related to the Composites LLC class action settlement. If the actual claims submitted and approved under the settlement agreement exceed the amount of this reserve, we will reflect the amount of the additional claims in the results of the discontinued operation in future periods, up to a maximum of $5.0 million.

KADANT INC.

Liquidity and Capital Resources (continued)

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $3 to $4 million during the remainder of 2012 for property, plant, and equipment.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy debt repayments, capital projects, stock repurchases, claims related to the discontinued composite building products business, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our credit facilities and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

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

Item 4 – Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 29, 2012, our Chief Executive Officer and Chief Financial Officer concluded that as of September 29, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)         Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. A significant portion of our revenues are to customers based in Europe. The economic recession in Europe and continued uncertainty due to the risk of sovereign debt defaults by certain European countries and the costs associated with resolving the sovereign debt crisis adversely affected our revenues and bookings in Europe in the third quarter of 2012. In addition, reported economic growth rates in China have slowed more than expected. The increased uncertainty in the global economic outlook, and weaker economic conditions in Europe in particular, have negatively affected, and may in the future negatively affect, demand for our customers’ products, and as a consequence, our products and services, especially our capital equipment products. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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
Paper producers have been, and may in the future be, negatively affected by higher operating costs. Paper companies curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. As paper companies consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity addition or expansion projects. It is especially difficult to accurately forecast our revenues and earnings per share during periods of economic uncertainty.

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
 Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by a period of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings

KADANT INC.

activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Paper companies in China have brought and are scheduled to bring online capacity additions; however, this capacity growth has been uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This negatively affected our bookings and revenues in China in the first half of 2012, and may in the future negatively affect our bookings and revenues in China.
In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer’s specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. For this reason, we generally do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. We typically have inventory awaiting shipment to customers. We could have excess and obsolete inventory if contracts are cancelled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is cancelled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract, which could represent 80% or more of the total order.
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

The demand for our products in China can vary significantly from period to period. For example, we experienced a large increase in demand for our stock-preparation products in China in late 2010 and early 2011, followed by several quarters of lower bookings. In periods of increased demand we may hire additional workers and may shift some production to our other manufacturing plants outside China. If we are unable to meet increased demand we could be exposed to contractual penalties and our business and reputation could suffer. In addition, shifting to higher-cost production facilities outside China generally reduces our gross profit margins on these products. In periods of lower demand, we may seek to furlough or lay off workers or consolidate production in our manufacturing plants in China. We may be unable to adjust our operations to meet demand for a number of reasons, including our inability to obtain necessary government or labor union approvals. Our financial performance could suffer if we were unable to sufficiently adjust our operating costs or manufacturing to meet demand.

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

During the first nine months of 2012 and 2011, approximately 61% and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including those in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

On August 3, 2012, we replaced our existing unsecured revolving credit facility entered into in February 2008 with a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. We had $5 million outstanding under the 2012 Credit Agreement as of September 29, 2012 and have also borrowed additional amounts under another agreement to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of September 29, 2012, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.2 million as of September 29, 2012. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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

Our inability to protect our intellectual property or defend ourselves against the intellectual property claims of others could have a material adverse effect on our business. In addition, litigation to enforce our intellectual property and contractual rights or defend ourselves could result in significant litigation or licensing expense.

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

    We seek to protect trade secrets and proprietary know-how, in part, through confidentiality and noncompetition agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors, or our competitors may otherwise gain access to our intellectual property.
We could incur substantial costs to defend ourselves in suits brought against us, including for alleged infringement of third party rights, or in suits in which we may assert our intellectual property or contractual rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the third quarter of 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
7/1/12 – 7/31/12	–	–	–	$16,647,475
8/1/12 – 8/31/12	56,094	$ 22.22	56,094	$15,401,277
9/1/12 – 9/29/12	–	–	–	$15,401,277
Total:	56,094	$ 22.22	56,094

(1)
On October 26, 2011, our board of directors authorized and announced the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the third quarter of 2012, we repurchased 56,094 shares of our common stock for $1.2 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of November, 2012.

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

10.1
Credit Agreement dated August 3, 2012, among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, RBS Citizens, N.A., as Administrative Agent and Multi-currency Administrative Agent (filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 [File No. 1-11406] and incorporated in this document by reference). (1)

10.2
Guarantee Agreement dated August 3, 2012, among Kadant Inc. and the Subsidiary Guarantors, in favor of RBS Citizens, N.A., as Administrative Agent for the several banks and other financial institutions or entities from time to time parties to the Credit Agreement dated as of August 3, 2012 (filed as Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 [File No. 1-11406] and incorporated in this document by reference). (1)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Income for the three months and nine months ended September 29, 2012 and October 1, 2011, (ii) Condensed Consolidated Balance Sheet at September 29, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.