Form 10-K
period 2012-12-29
KADANT INC
filed 2013-03-13
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of June 30, 2012, was approximately $258,819,000.
As of February 15, 2013, the Registrant had 11,148,103 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended December 29, 2012

Kadant Inc.	2012 Annual Report

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

Papermaking Systems Segment

Our Papermaking Systems segment has a long and well-established history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or their predecessor companies have been in operation for more than 100 years. Our customer base includes major global paper manufacturers and we believe we have one of the largest installed bases of equipment in the pulp and paper industry. We manufacture our products in nine countries in Europe, North and South America, and Asia.
Our Papermaking Systems segment consists of the following product lines: stock-preparation; fluid-handling; and doctoring, cleaning, and filtration (formerly presented separately as our doctoring, water-management, and other product lines).

Stock-preparation

We develop, manufacture, and market complete custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine, and recausticizing and evaporation equipment and systems used in the production of virgin pulp. Our principal stock-preparation products include:
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

Kadant Inc.	2012 Annual Report

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

Doctoring, Cleaning, and Filtration

We develop, manufacture, and market a wide range of doctoring, cleaning, and filtration systems and related consumables that continuously clean rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; profiling systems that control moisture, web curl, and gloss during paper converting; and systems and equipment used to continuously clean paper machine fabrics and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Our principal doctoring, cleaning, and filtration products include:
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

–
Shower and fabric-conditioning systems: Our shower and fabric-conditioning systems assist in the removal of contaminants that collect on paper machine fabrics used to convey the paper web through the forming, pressing, and drying sections of the paper machine. A typical paper machine has between three and 12 fabrics. These fabrics can easily become contaminated with fiber, fillers, pitch, and dirt that can have a detrimental effect on paper machine performance and paper quality. Our shower and fabric-conditioning systems assist in the removal of these contaminants.

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

Kadant Inc.	2012 Annual Report

On October 24, 2011, we, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. In 2012*, we paid $0.6 million with respect to approved claims under the class action settlement. As of year-end 2012, the Company has accrued $40 thousand for the payment of remaining claims under the class action settlement and $0.3 million in related costs.

Research and Development

We develop a broad range of products for all facets of the markets we serve. We operate research and development facilities in Europe and the U.S., and focus our product innovations on process industry challenges and the need for improved fiber processing, heat transfer, showering, filtration, doctoring, and fluid handling. In addition to internal product development activities, our research centers allow customers to simulate their own operating conditions and applications to identify and quantify opportunities for improvement.
Our research and development expenses were $6.0 million, $5.7 million, and $5.3 million in 2012, 2011, and 2010, respectively.

Raw Materials

The primary raw materials used in our Papermaking Systems segment are steel, stainless steel, ductile iron, brass, and bronze, which have generally been available through a number of suppliers. To date, we have not needed to maintain raw material inventories in excess of our current needs to ensure availability.
The raw material used in the manufacture of our fiber-based granules is obtained from two paper mills. Although we believe that our relationships with the mills are good, the mills may not continue to supply sufficient raw material. From time to time, we have experienced some difficulty in obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find one or more alternative suppliers for this raw material.

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

Papermaking Systems Segment

We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2013 to 2030. From time to time, we enter into licenses of products with other companies that serve the pulp, papermaking, converting, and paper recycling industries.

Fiber-based Products

We currently hold several U.S. patents, expiring on various dates ranging from 2015 to 2026, related to various aspects of the processing of fiber-based granules and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets.

Seasonal Influences

Papermaking Systems Segment

There are no material seasonal influences on this segment’s sales of products and services.

Fiber-based Products

Our Fiber-based Products business experiences fluctuations in sales, usually in the third and fourth quarters, when sales decline due to the seasonality of the agricultural and home lawn and garden markets.

*	Unless otherwise noted, references to 2012, 2011, and 2010 in this Annual Report on Form 10-K are for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Kadant Inc.	2012 Annual Report

Working Capital Requirements

There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on our working capital.

Dependency on a Single Customer

No single customer accounted for more than 10% of our consolidated revenues or more than 10% of the Papermaking Systems segment’s revenues in any of the past three years. During 2012, 2011, and 2010, approximately 61%, 63%, and 58%, respectively, of our sales were to customers outside the United States, principally in Europe and China.

Backlog

Our backlog of firm orders for the Papermaking Systems segment was $77.0 million and $106.1 million at year-end 2012 and 2011, respectively. The total consolidated backlog of firm orders was $77.5 million and $107.7 million at year-end 2012 and 2011, respectively. We anticipate that substantially all of the backlog at year-end 2012 will be shipped or completed during the next 12 months. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

Competition

We face significant competition in each of our principal markets. We compete primarily on the basis of quality, price, service, technical expertise, and product performance and innovation. We believe the reputation that we have established for quality products and in-depth process knowledge provides us with a competitive advantage. In addition, a significant portion of our business is generated from our worldwide customer base. To maintain this base, we have emphasized technology, service, and a problem-solving relationship with our customers.
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
We are a leading supplier of fluid-handling systems and equipment, offering global sales and service, application expertise, and an extensive rotary joint product line. There are numerous global competitors in this market, including Deublin Company, Christian Maier GmbH & Co. KG, and Duff-Norton Company. In addition, we compete with numerous local competitors. We generally compete in this market based on process knowledge, technical competence, price, and product and service quality.
We are a leading supplier of doctoring systems and equipment for paper machines. Our principal global competitors in this market are Joh. Clouth GmbH & Co. KG, Metso Corporation, and Bonetti, S.p.A. Because of the high capital cost of paper machines and the role of our doctoring equipment in maintaining the efficiency of these machines, we generally compete in this market on the basis of service, technical expertise, price, and performance. Various competitors exist in the formation, shower and fabric-conditioning systems, and filtration systems markets. Principal competitors are Metso Corporation, Voith Paper GmbH, and IBS-Paper Performance Group in formation, shower and fabric-conditioning systems, AstenJohnson’s Paperchine subsidiary in formation tables, and Spraying Systems Co. in shower systems. In addition, a variety of companies compete within the shower and fabric-conditioning systems and filtration systems markets. In each of these markets, we generally compete on the basis of process knowledge, application experience, product quality, price, and service.

Environmental Protection Regulations

We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

 Employees

As of year-end 2012, we had approximately 1,600 employees worldwide.

Financial Information

Financial information concerning our segment and product lines is summarized in Note 12 to the consolidated financial statements, which begin on page F-1 of this Report.
Financial information about exports by domestic operations and about foreign operations is summarized in Note 12 to the consolidated financial statements, which begin on page F-1 of this Report.

Kadant Inc.	2012 Annual Report

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

Executive Officers of the Registrant

The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2013:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Jonathan W. Painter	54	President and Chief Executive Officer (1997)
Eric T. Langevin	50	Executive Vice President and Chief Operating Officer (2006)
Thomas M. O’Brien	61	Executive Vice President and Chief Financial Officer (1994)
Jeffrey L. Powell	54	Executive Vice President (2009)
Sandra L. Lambert	57	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	51	Vice President, Finance and Chief Accounting Officer (2002)

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
Mr. Langevin has been an executive vice president and our chief operating officer since January 2010. Prior to January 2010, Mr. Langevin had been a senior vice president since March 2007 and had supervisory responsibility for our paperline business, consisting of our fluid-handling and our doctoring, cleaning, and filtration product lines. He served as vice president, with responsibility for our doctoring, cleaning, and filtration product lines, from 2006 to 2007. From 2001 to 2006, Mr. Langevin was president of Kadant Web Systems Inc. (now our Kadant Solutions division) and before that served as its senior vice president and vice president of operations. Prior to 2001, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.
Mr. O’Brien has been an executive vice president since 1998 and our chief financial officer since 2001. He served as our treasurer from 2001 to February 2005 and also as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O’Brien held various finance positions at Racal Interlan, Inc., Prime Computer, Compugraphic Corporation, and the General Electric Company.
Mr. Powell has been an executive vice president since March 2013 and has supervisory responsibility for our stock-preparation and fiber-based products businesses. From September 2009 to March 2013, he was a senior vice president. From January 2008 to September 2009, Mr. Powell was vice president, new ventures, with principal responsibility for acquisition-related activities. Prior to joining us, Mr. Powell was the chairman and chief executive officer of Castion Corporation, a provider of sustainable wastewater treatment and recovery solutions, from April 2003 through December 2007.
Ms. Lambert has been a vice president and our general counsel since 2001, and our secretary since our incorporation in 1991. Prior to joining us, she was a vice president and the secretary of Thermo Electron from 1999 and 1990, respectively, to 2001 and before that was a member of Thermo Electron’s legal department.
Mr. McKenney has been our vice president, finance and chief accounting officer since January 2002 and served as our corporate controller from 1997 to 2007. Mr. McKenney was controller of our Kadant AES division (now part of our Kadant Solutions division) from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International Corp.

Kadant Inc.	2012 Annual Report

Item 1A.	Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2013 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Our business is dependent on worldwide and local economic conditions as well as the condition of the pulp and paper industry.

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. A significant portion of our revenues are from customers based in Europe and China. The economic recession in Europe and continued uncertainty due to the risk of sovereign debt defaults by certain European countries and the costs associated with resolving the sovereign debt crisis adversely affected our revenues and bookings in Europe in the third and fourth quarters of 2012. In addition, reported economic growth rates in China slowed more than expected early in 2012, although they appeared to rebound in the fourth quarter of 2012. The increased uncertainty in the global economic outlook, and weaker economic conditions in Europe in particular, have negatively affected, and may in the future negatively affect, demand for our customers’ products, and as a consequence, our products and services, especially our capital equipment systems and products. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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

Kadant Inc.	2012 Annual Report

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
We generally recognize revenue in China upon shipment once we have secured final payment. In some cases, we will be unable to recognize any revenue on completed orders until after installation or acceptance of the equipment. Furthermore, customers in China often demand that deliveries of previously-ordered equipment be delayed to future periods for any number of reasons. As a result, our revenues recognized in China have varied, and will in the future vary, greatly from period to period and be difficult to predict.

Commodity or component price increases and significant shortages of commodities and component products may adversely impact our financial results or our ability to meet commitments to customers.

We use steel, stainless steel, brass, bronze, and other commodities to manufacture our products. We also use natural gas in the production of our fiber-based granular products. As a result, unanticipated increases in the prices of such commodities could increase our costs more than expected and negatively impact our business, results of operations and financial condition if we are unable to fully offset the effect of these increased costs through price increases, productivity improvements, or cost reduction programs.
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

During 2012 and 2011, approximately 61% and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including operations in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages,
–	political unrest may disrupt commercial activities of ours or our customers,
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments, and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

Kadant Inc.	2012 Annual Report

We are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates that impact our business in many ways. Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets. Our subsidiaries occasionally invoice third-party customers in currencies other than their functional currency. Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and result of operations. In addition, reported revenues made in non-U.S. currencies by our subsidiaries, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movements.  Any of these factors could have a material adverse impact on our business and results of operations. Furthermore, while some risks can be hedged using derivatives or other financial instruments, or may be insurable, such attempts to mitigate these risks may be costly and not always successful.

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

All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by volatile conditions in the financial markets, worldwide economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products or pay amounts due, and bankruptcy of customers or other creditors. Any adverse changes to the soundness of our suppliers or customers may adversely affect our cash flow, profitability, and financial condition.

Changes in our effective tax rate may impact our results of operations.

We derive a significant portion of our revenue and earnings from our international operations, and are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. A number of factors may cause our effective tax rate to fluctuate, including: changes in tax rates in various jurisdictions; unanticipated changes in the amount of profit in jurisdictions with low statutory tax rates; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions; changes in available tax credits or our ability to utilize foreign tax credits; and changes in tax laws or the interpretation of such tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from prior periods or current expectations, which could have an adverse effect on our results of operations or cash flows.

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

Kadant Inc.	2012 Annual Report

 Adverse changes to the soundness of financial institutions could affect us.

We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time, we execute transactions with counterparties in the financial industry, such as our interest rate swap arrangement and other hedging transactions. In addition, our subsidiaries in China often hold banker’s acceptance drafts that are received from customers in the normal course of business. These drafts may be discounted or used to pay vendors prior to the scheduled maturity date or submitted to an acceptance bank for payment at the scheduled maturity date. These financial institutions or counterparties could be adversely affected by volatile conditions in the financial markets, economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at these financial institutions or counterparties. We may not be able to access credit facilities in the future, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

Our debt may adversely affect our cash flow and may restrict our investment opportunities.

On August 3, 2012, we replaced our existing unsecured revolving credit facility entered into in February 2008 with a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. We have borrowed amounts under the 2012 Credit Agreement and under another agreement to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of December 29, 2012, all of our outstanding floating rate debt was hedged through interest rate swap agreements. The unrealized loss associated with these swap agreements was $1.0 million as of December 29, 2012. This unrealized loss represents the estimated amount for which the swap agreements could be settled. The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If these swap agreements were terminated prior to the scheduled maturity dates and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or to successfully execute our business strategy. The 2012 Credit Agreement includes certain financial covenants, and our failure to comply with these covenants could result in an event of default under the 2012 Credit Agreement, the swap agreement, and our other credit facilities, and would have significant negative consequences for our current operations and our future ability to fund our operations and grow our business. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, curtail or eliminate our cash dividend to stockholders, or sell assets.

Restrictions in our 2012 Credit Agreement may limit our activities.

Our 2012 Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:
–	incur additional indebtedness,
–	pay dividends on, redeem, or repurchase our capital stock,
–	make investments,
–	create liens,
–	sell assets,
–	enter into transactions with affiliates, and
–	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.

Kadant Inc.	2012 Annual Report

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
Furthermore, our 2012 Credit Agreement requires that any amounts borrowed under the facility be repaid before the maturity date in 2017. If we are unable to rollover the amounts borrowed into a new credit facility and we do not have sufficient cash in the United States to repay our borrowings, we may need to repatriate cash from our overseas operations to fund the repayment and we would be required to pay taxes on the repatriated amounts. Such repatriation would have an adverse effect on our effective tax rate and cash flows.

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

Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:
–	competition with other prospective buyers resulting in our inability to complete an acquisition or in us paying substantial premiums over the fair value of the net assets of the acquired business,
–	inability to obtain regulatory approvals, including antitrust approvals,
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
–	diversion of management’s attention away from other business concerns,
–	inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquisition,
–	assumption of significant liabilities, some of which may be unknown at the time,
–	potential future impairment of the value of goodwill and intangible assets acquired, and
–	identification of internal control deficiencies of the acquired business.

Any acquisition we complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired business. We are required to assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset, and our ability to realize the value of goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. For example, in 2008, we recorded a $40.3 million impairment charge to write down the goodwill associated with the stock-preparation reporting unit within our Papermaking Systems segment. We may incur additional impairment charges to write down the value of our goodwill and acquired intangible assets in the future if the assets are not deemed recoverable, which could have a material adverse effect on our operating results.

Our inability to protect our intellectual property or defend ourselves against the intellectual property claims of others could have a material adverse effect on our business. In addition, litigation to enforce our intellectual property and contractual rights or defend ourselves could result in significant litigation or licensing expense.

We seek patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market share. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken, or will take in the future, will be adequate to deter misappropriation of our proprietary information and intellectual property. Of particular concern are developing countries, such as China, where the laws, courts, and administrative agencies may not protect our intellectual property rights as fully as in the United States or Europe.

Kadant Inc.	2012 Annual Report

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

We operate a geographically dispersed business and rely on the electronic storage and transmission of proprietary and confidential information, including technical and financial information, among our operations, customers and suppliers. In addition, for some of our operations, we rely on information systems controlled by third parties. As part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. System failures, network disruptions and breaches of data security could limit our ability to conduct business as normal, including our ability to communicate and transact business with our customers and suppliers; result in the loss or misuse of this information, the loss of business or customers, or damage to our brand or reputation; or interrupt or delay reporting our financial results. Such system failures or unauthorized access could be caused by external theft or attack, misconduct by our employees, suppliers, or competitors, or natural disasters. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Our share price fluctuates and experiences price and volume volatility.

Stock markets in general and our common stock in particular experienced significant price and volume volatility during the 2008 to 2009 economic recession and in the second half of 2011, and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer, particularly in Asia, to comply with an order’s contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors’ announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	changes in the estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, or expenses,
–	the impact of new acquisition accounting, including the treatment of acquisition and restructuring costs as period costs,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

Kadant Inc.	2012 Annual Report

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

We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of year-end 2012 are as follows:

Papermaking Systems

We own approximately 1,708,000 square feet and lease approximately 130,000 square feet, under leases expiring on various dates ranging from 2013 to 2017, of manufacturing, engineering, and office space. In addition, in China we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2049 to 2061. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Theodore, Alabama, U.S.A; Weesp, The Netherlands; Wuxi, China; Hindas, Sweden; Guadalajara, Mexico; Bury, England; Sao Paulo, Brazil; Mason, Ohio, U.S.A; Huskvarna, Sweden; and Summerstown, Ontario, Canada.

Fiber-based Products

We own approximately 31,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 31,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.

Corporate

We lease approximately 12,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2017.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Kadant Inc.	2012 Annual Report

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “KAI”. The closing market price on the New York Stock Exchange for our common stock on February 15, 2013 was $25.83 per share.
The following table sets forth the high and low sales prices of our common stock for 2012 and 2011, as reported in the consolidated transaction reporting system.

	2012		2011
Quarter	High	Low	High	Low
First	$26.00	$21.49	$26.85	$20.55
Second	27.10	21.00	32.99	25.54
Third	25.19	20.50	34.95	16.55
Fourth	26.97	21.59	23.50	16.10

Holders of Common Stock

As of February 15, 2013, we had approximately 3,767 holders of record of our common stock. This does not include holdings in street or nominee name.

Dividend Policy

While we continue to retain earnings for use in the operation and expansion of our business, on February 26, 2013, our board of directors approved the initiation of a quarterly cash dividend. The first cash dividend of $0.125 per outstanding share of our common stock will be paid on May 9, 2013 to all stockholders of record on April 11, 2013. We have never previously paid cash dividends. While it is our intention to pay quarterly cash dividends for the foreseeable future, any decision to pay future cash dividends will rest within the discretion of the board of directors and will depend upon, among other factors, our earnings, capital requirements, and financial condition. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information about purchases by us of our common stock during the fourth quarter of 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
9/30/12 – 10/31/12	–	–	–	$15,401,277
11/1/12 – 11/30/12	47,753	$22.89	47,753	$18,906,931
12/1/12 – 12/29/12	146,980	$24.49	146,980	$15,307,389
Total	194,733	$24.10	194,733

(1)
On October 26, 2011, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 to November 6, 2012. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the fourth quarter of 2012, no repurchases of our common stock were made under this authorization.

(2)
On October 29, 2012, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the fourth quarter of 2012, we repurchased 194,733 shares of our common stock for $4.7 million under this authorization.

Kadant Inc.	2012 Annual Report

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

	12/29/07	1/3/09	1/2/10	1/1/11	12/31/11	12/29/12
Kadant Inc.	100.00	43.50	51.12	75.50	72.42	84.11
Russell 3000	100.00	64.59	80.46	94.08	95.05	108.78
Dow Jones U.S. Paper Total Stock Market	100.00	36.32	79.67	91.28	96.73	120.09

Kadant Inc.	2012 Annual Report

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2012	2011 (a)	2010 (b)	2009 (c)	2008 (d)
Statement of Operations Data
Revenues	$331,751	$335,460	$270,029	$225,565	$329,158
Operating Income (Loss)	36,444	38,710	24,949	(474)	(13,007)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	30,880	33,584	18,409	(5,906)	(22,595)
Income (Loss) from Discontinued Operation	743	(9)	98	(18)	37
Net Income (Loss)	$31,623	$33,575	$18,507	$(5,924)	$(22,558)

Earnings (Loss) per Share for Continuing Operations:
Basic	$2.70	$2.77	$1.49	$(.48)	$(1.67)
Diluted	$2.66	$2.74	$1.48	$(.48)	$(1.67)

Earnings (Loss) per Share:
Basic	$2.76	$2.77	$1.50	$(.48)	$(1.67)
Diluted	$2.73	$2.74	$1.48	$(.48)	$(1.67)

Balance Sheet Data
Working Capital (e)	$100,301	$78,499	$79,006	$66,917	$98,017
Total Assets	358,948	358,398	336,772	307,656	356,917
Long-Term Obligations	6,250	11,750	17,250	22,750	52,122
Stockholders’ Equity	249,967	223,630	207,301	194,031	194,393

(a)	Reflects a $2.3 million pre-tax gain on the sale of real estate and $0.4 million of pre-tax restructuring costs.
(b)	Reflects a $1.0 million pre-tax gain on the sale of real estate, a $0.2 million pre-tax curtailment gain, and $0.2 million of pre-tax restructuring costs.
(c)	Reflects $4.4 million of pre-tax restructuring costs.
(d)
Reflects a $40.3 million pre-tax goodwill impairment charge, a $15.4 million tax provision related to applying a valuation allowance to certain deferred tax assets, and $2.0 million of pre-tax restructuring costs, net of gains.

(e)	Includes $0.1 million, ($2.0) million, ($2.0) million, ($1.9) million, and ($1.9) million in 2012, 2011, 2010, 2009, and 2008, respectively, associated with the discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

International Sales

During 2012 and 2011, approximately 61% and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

Kadant Inc.	2012 Annual Report

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
Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial position depends, and which involve the most complex or subjective decisions or assessments, are those described below. For a discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.
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

•
Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to ASC 605 were $42.2 million in 2012, $29.2 million in 2011, and $26.1 million in 2010. We determine the percentage of completion by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees.  The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our actual results were to differ from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.

•
Completed Contract Method. For long-term contracts that do not meet the criteria under ASC 605-35 to be accounted for under the percentage-of-completion method, we recognize revenue using the completed contract method. When using the completed contract method, we recognize revenue when the contract has been completed and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Kadant Inc.	2012 Annual Report

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
Warranty Obligations. We offer warranties of various durations to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate terms regarding warranty coverage and length of warranty depending on the products and their applications. Our standard mechanical warranties require us to repair or replace a defective product during the warranty period at no cost to the customer. We record an estimate for warranty-related costs at the time of sale based on our actual historical occurrence rates and repair costs, as well as other analytical tools for estimating future warranty claims. These estimates are revised for variances between actual and expected claims rates. While our warranty costs have historically been within our expectations and the provisions established, we may not continue to experience the same warranty return rates or repair costs that we have in the past.
A significant increase in warranty occurrence rates or costs to repair our products would lead to an increase in the warranty provision and could have a material adverse impact on our consolidated results for the period or periods in which such returns or additional costs occur.
Income Taxes. We operate in numerous countries under many legal forms and, as a result, are subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and available tax credits. Changes in tax laws, regulations, agreements and treaties, currency-exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current and deferred tax balances and our results of operations.
We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Our tax valuation allowance totaled $14.3 million at year-end 2012, including $1.0 million in the U.S. and $13.3 million in foreign jurisdictions. The $6.7 million decrease in our valuation allowance in 2012 was related primarily to the release of  the valuation allowance in the U.S. Should our actual future taxable income by tax jurisdiction vary from our estimate, additional allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2012, in the U.S. we were in a three-year cumulative income position and expect income from operations and foreign source income in 2013; as a result, we released our valuation allowance against deferred tax assets associated with foreign tax credits and research and development tax credits. As of year-end 2012, we continued to maintain a valuation allowance in the U.S. primarily against our state operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions in the U.S. As of year-end 2012, we maintained a full valuation allowance in certain foreign jurisdictions because of the uncertainty of future profitability. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At year-end 2012, we believe that we have appropriately accounted for any liability for unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Kadant Inc.	2012 Annual Report

We reinvest certain earnings of our international subsidiaries indefinitely, and accordingly, we do not provide for U.S. income taxes that could result from the remittance of such foreign earnings. Through year-end 2012, we have not provided for U.S. income taxes on approximately $123.5 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit these foreign earnings to the U.S., would be approximately $1.6 million.
Valuation of Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a significant decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. In 2011, we adopted an Accounting Standards Update (ASU) that allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 29, 2012 and December 31, 2011, we performed a qualitative goodwill impairment analysis. Our December 29, 2012 and December 31, 2011 impairment analyses included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We considered the qualitative factors and weighed the evidence obtained, and we determined that it is not more likely than not that the fair value of any of the reporting units is less than its carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result.
If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform a two-step impairment test (a quantitative analysis). In the first step of the two-step impairment test, fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other factors. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty.
At December 29, 2012 and December 31, 2011, we performed a quantitative impairment analysis on our indefinite-lived intangible asset and determined that the asset was not impaired.
Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No indicators of impairment were identified in 2012 or 2011.
Our judgments and assumptions regarding the determination of the fair value of an intangible asset or goodwill associated with an acquired business could change as future events impact such fair values. A prolonged economic downturn, weakness in demand for our products, especially capital equipment products, or contraction in capital spending by paper companies in our key markets, such as China, could negatively affect the revenue and profitability assumptions used in our assessment of goodwill and intangible assets, which could result in additional impairment charges. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which an impairment is determined to exist.
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
Pension and Other Retiree Benefits. We sponsor a noncontributory defined benefit retirement plan for the benefit of eligible employees at our Kadant Solutions division and the corporate office. Our unfunded benefit obligation related to this plan totaled $5.0 million at year-end 2012 and the fair value of plan assets totaled $26.7 million. In addition, several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans with an aggregate unfunded benefit obligation of $6.0 million at year-end 2012.

Kadant Inc.	2012 Annual Report

The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. The fair value of plan assets is determined based on quoted market prices and observable market inputs. The unrecognized actuarial loss associated with these plans totaled $10.9 million at year-end 2012, $0.7 million of which we expect to recognize in 2013. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. The projected benefit obligation and expense associated with these plans are sensitive to changes in the discount rate. For the noncontributory benefit retirement plan at our Kadant Solutions division, a 50 basis point decrease in the 2012 discount rate would have resulted in an increase in pension expense of $0.2 million and an increase in the projected benefit obligation of $2.7 million.
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

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, the paper industry performed relatively well in 2012 with operating rates across most paper grades increasing or remaining stable. Industry analysts expect overall production levels to remain flat in 2013, while increases are forecasted in containerboard and tissue grades. Our bookings in North America decreased 3% in 2012 compared to 2011 reflecting a modest decrease in activity. In Europe, the uncertain economic conditions have continued to impact the paper industry, and further capacity rationalization within the paper industry is expected in 2013, particularly in newsprint grades. This potential for reduced capacity in 2013 suggests that operating rates for paper producers will remain flat, or possibly increase as a result of these actions. Our 2012 bookings in Europe decreased 20% compared to 2011 due to lower capital orders. In China, the economy rebounded in the fourth quarter of 2012 to reach a 7.9% annual growth rate. Although the rate of economic growth has rebounded slightly, the timing for the addition of new capacity remains somewhat uncertain and is highly dependent on the markets’ ability to absorb existing capacity, particularly in containerboard. Our 2012 bookings in China decreased 21% compared to 2011 due to a reduction in capital projects. In general, we are seeing paper producers in China expand their focus from exclusively adding new capacity to adding capacity in high-value, high-demand grades, while focusing on maximizing efficiency in existing operations. In emerging markets in the rest of the world we are seeing promising new project activity, particularly for tissue in South America. Resource Information Systems Inc. analysts are forecasting 2013 growth in demand for tissue in South America to be 6% and for containerboard grades to be 5%.

Kadant Inc.	2012 Annual Report

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

The headwinds in the global economy as well as our bookings levels over the past few quarters, particularly in Europe and China, have tempered our outlook for 2013. Although we expect our bookings for the first quarter of 2013 to be higher sequentially and higher in 2013 compared to 2012, we also expect our 2013 revenues will be slightly below 2012, which will impact earnings per share (EPS) accordingly. In addition, we expect our effective tax rate in 2013 will increase significantly compared to 2012 and be closer to our statutory rate due to the reversal of valuation allowances in prior periods, which will no longer benefit the provision for income taxes going forward. For the first quarter of 2013, we expect to achieve diluted EPS of $0.32 to $0.34 from continuing operations, on revenues of $71 to $73 million. For the full year 2013, we expect to achieve diluted EPS from continuing operations of $1.80 to $1.90 on revenues of $320 to $330 million.

Results of Operations

2012 Compared to 2011

The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2012	2011

Revenues	100%	100%
Costs and Operating Expenses:
Cost of revenues	56	57
Selling, general, and administrative expenses	31	31
Research and development expenses	2	2
Restructuring costs and other expense (income), net	–	(1)
	89	89
Operating Income	11	11
Interest Income (Expense), Net	–	–
Income from Continuing Operations Before Provision for Income Taxes	11	11
Provision for Income Taxes	2	1
Income from Continuing Operations	9%	10%

Revenues

Revenues for 2012 and 2011 for our Papermaking Systems segment and Fiber-based Products business are as follows:

(In thousands)	2012	2011
Revenues:
Papermaking Systems	$321,026	$324,865
Fiber-based Products	10,725	10,595
	$331,751	$335,460

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased $3.8 million, or 1%, to $321.1 million in 2012 from $324.9 million in 2011, including a decrease of $8.4 million from the unfavorable effects of currency translation. Revenues in our doctoring, cleaning, and filtration product line increased $12.1 million, or 13%, primarily due to the sale of products from M-Clean, a European-based supplier of equipment used to clean paper machine fabrics and rolls that we acquired in May 2011, and higher demand for our capital products. Offsetting this increase, were decreases in revenues of $8.0 million in our fluid-handling product line and $7.9 million in our stock-preparation product line primarily due to decreased demand for our capital products.

Fiber-based Products. Revenues from our Fiber-based Products business increased slightly to $10.7 million in 2012 from $10.6 million in 2011.

Kadant Inc.	2012 Annual Report

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2012 and 2011, and the changes in revenues by product line between 2012 and 2011 excluding the effect of currency translation. The increase (decrease) in revenues excluding the effect of currency translation represents the increase (decrease) resulting from the conversion of 2012 revenues in local currency into U.S. dollars at the 2011 exchange rates, and then comparing this result to the actual revenues in 2011. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods or forecasts. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

(In millions)	2012	2011	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$124.0	$131.9	$(7.9)	$(5.6)
Doctoring, Cleaning, and Filtration (a)	104.5	92.4	12.1	14.7
Fluid-Handling	92.6	100.6	(8.0)	(4.5)
	$321.1	$324.9	$(3.8)	$4.6

(a)	Amounts were formerly presented separately as doctoring, water-management, and other product lines. Prior period amounts have been recast to conform to the current presentation.

Revenues in our stock-preparation product line in 2012 decreased $5.6 million, or 4%, excluding a $2.3 million unfavorable effect of currency translation, compared to 2011 due to lower demand for capital products at our Chinese operations. Partially offsetting this decrease was an increase in demand for capital products at our European operations and products at our North American operations. Revenues from our doctoring, cleaning, and filtration product line in 2012 increased $14.7 million, or 16%, excluding a $2.6 million unfavorable effect of currency translation, compared to the prior year period primarily due to the sale of products from our M-Clean business, which was acquired in May 2011, and increased demand for our capital products. In our fluid-handling product line, revenues in 2012 decreased $4.5 million, or 5%, excluding a $3.5 million unfavorable effect of currency translation, compared to 2011 primarily due to decreased demand for capital products at our European operations.

Gross Profit Margin

Gross profit margins for 2012 and 2011 for our Papermaking Systems segment and our Fiber-based Products business are as follows:

	2012	2011
Gross Profit Margin:
Papermaking Systems	43.7%	43.1%
Fiber-based Products	50.1%	50.2%
	43.9%	43.3%

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 43.7% in 2012 from 43.1% in 2011. This increase resulted primarily from higher gross profit margins in our stock-preparation product line.

Fiber-based Products. The gross profit margin at our Fiber-based Products business decreased slightly to 50.1% in 2012 from 50.2% in 2011.

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 31% in both 2012 and 2011. Selling, general, and administrative expenses increased $0.4 million, or less than 1%, to $103.1 million in 2012 from $102.7 million in 2011. Selling, general, and administrative expenses in 2012 included an increase of $2.1 million from our M-Clean business, which was acquired in May 2011, and an increase in compensation expense principally due to annual wage increases. Partially offsetting these increases were decreases of $2.6 million from the favorable effect of foreign currency translation and $1.3 million due to a lower provision for bad debts.

Kadant Inc.	2012 Annual Report

Total stock-based compensation expense was $4.8 million and $3.9 million in 2012 and 2011, respectively, and is included in selling, general, and administrative expenses.
Research and development expenses increased $0.3 million, or 4%, to $6.0 million in 2012 from $5.7 million in 2011 and represented 2% of revenues in both periods.

Restructuring Costs and Other Expense (Income), Net

Restructuring costs and other expense (income), net included costs of $0.3 million in 2012 and other income of $1.9 million in 2011. Costs of $0.3 million in 2012 included accelerated depreciation associated with the anticipated disposal of equipment in China related to a facility consolidation. Other income in 2011 included a gain of $2.3 million associated with the sale of real estate in China, offset in part by restructuring costs of $0.4 million associated with the reduction of 73 employees in China to adjust our cost structure and streamline our operations. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income decreased $0.2 million, or 36%, to $0.3 million in 2012 from $0.5 million in 2011 primarily due to lower average interest rates in 2012.

Interest Expense

Interest expense decreased $0.3 million, or 22%, to $0.8 million in 2012 from $1.1 million in 2011 primarily due to lower average outstanding borrowings in 2012.

Provision for Income Taxes

Our provision for income taxes was $4.9 million and $4.3 million in 2012 and 2011, respectively, and represented 14% and 11% of pre-tax income. The effective tax rate of 14% in 2012 included a recurring rate of 26%, offset in part by a 12% non-recurring tax benefit primarily associated with the reversal of the valuation allowance related to the U.S. foreign tax credits. The reversal of the valuation allowance related to a change in the Company’s judgment with respect to the future utilization of the credits due to expected profitability and foreign source income in the U.S. The effective tax rate of 11% in 2011 included a recurring rate of 27%, offset in part by a 16% non-recurring tax benefit primarily associated with the reversal of certain tax reserves and valuation allowances. We expect our effective tax rate in 2013 will increase significantly compared to 2012 and be closer to our statutory rate due to the reversal of valuation allowances in prior periods, which will no longer benefit the provision for income taxes going forward. In addition, our provision for income taxes in the first quarter of 2013 will include a benefit of approximately $0.5 million primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings as a result of U.S. legislation enacted in January 2013.

Income from Continuing Operations

Income from continuing operations decreased $2.8 million, or 8%, to $31.1 million in 2012 from $33.9 million in 2011, including a decrease in operating income of $2.3 million and an increase in provision for income taxes of $0.6 million (see Revenues, Gross Profit Margin, Operating Expenses, Restructuring Costs and Other Expense (Income), Net, and Provision for Income Taxes discussed above).

Income (Loss) from Discontinued Operation

Income (loss) from the discontinued operation included income of $0.7 million in 2012 compared to a loss of $9 thousand in 2011. Pre-tax income of $1.2 million from the discontinued operation in 2012 included a benefit of $1.6 million from the reduction in the estimated claims associated with the class action lawsuit partially offset by legal and associated costs of $0.4 million.
On October 24, 2011, we, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites between April 2002 and October 2003. We paid $0.6 million with respect to approved claims under the class action settlement in 2012.

Recent Accounting Pronouncements

Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update (ASU) No. 2013-02. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. Adoption of this standard, which is related to disclosure only, will not have an impact on our consolidated financial statements.

Kadant Inc.	2012 Annual Report

Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance in this ASU gives us the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If we determine that it is more likely than not that the fair value of such an asset exceeds its carrying amount, we would not need to calculate the fair value of the asset in that year. However, if we conclude otherwise, we must calculate the fair value of the asset, compare that value with its carrying amount, and record an impairment charge, if any. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. We will adopt this ASU in 2013, but such adoption is not expected to have a material effect on our consolidated financial statements.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new guidance requires an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In addition, in December 2011, the FASB issued an amendment to this accounting standard that defers the requirement to present certain components of reclassifications of other comprehensive income on the face of the income statement for all periods presented. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of this amendment. This new guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU in 2012 and have revised our presentation of comprehensive income in the accompanying consolidated financial statements.

            Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).” ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU in 2012, which did not have an impact on our consolidated financial statements.

Kadant Inc.	2012 Annual Report

2011 Compared to 2010

The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2011	2010

Revenues	100%	100%
Costs and Operating Expenses:
Cost of revenues	57	56
Selling, general, and administrative expenses	31	33
Research and development expenses	2	2
Restructuring costs and other expense (income), net	(1)	–
	89	91
Operating Income	11	9
Interest Income (Expense), Net	–	–
Income from Continuing Operations Before Provision for Income Taxes	11	9
Provision for Income Taxes	1	2
Income from Continuing Operations	10%	7%

Revenues

Revenues for 2011 and 2010 for our Papermaking Systems segment and Fiber-based Products business are as follows:

(In thousands)	2011	2010
Revenues:
Papermaking Systems	$324,865	$261,188
Fiber-based Products	10,595	8,841
	$335,460	$270,029

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $63.7 million, or 24%, to $324.9 million in 2011 from $261.2 million in 2010, including increases of $9.8 million from the favorable effects of currency translation and $2.9 million from M-Clean, which was acquired in May 2011. Revenues in all our product lines increased in 2011 compared to 2010, including $36.4 million, or 38%, from stock-preparation and $17.3 million, or 21%, from fluid-handling. Revenues for our capital products increased $47.8 million, or 46%, in 2011 compared to 2010, primarily due to the sale of systems from our stock-preparation product line in China and North America and our fluid-handing product line in Europe.

Fiber-based Products. Revenues from our Fiber-based Products business increased $1.8 million, or 20%, to $10.6 million in 2011 from $8.8 million in 2010 due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2011 and 2010, and the changes in revenues by product line between 2011 and 2010 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of 2011 revenues in local currency into U.S. dollars at the 2010 exchange rates, and then comparing this result to the actual revenues in 2010. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods or forecasts. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

Kadant Inc.	2012 Annual Report

(In millions)	2011	2010	Increase	Increase Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$131.9	$95.5	$36.4	$32.3
Fluid-Handling	100.6	83.3	17.3	13.5
Doctoring, Cleaning, and Filtration (a)	92.4	82.4	10.0	8.1
	$324.9	$261.2	$63.7	$53.9

(a)	Amounts were formerly presented separately as doctoring, water-management, and other product lines. Prior period amounts have been recast to conform to the current presentation.

Our business benefited from the improvement in the pulp and paper industry in 2011, including improved mill operating rates, which led to increased spending on capital products. Sales of our capital products increased $47.8 million, or 46%, in 2011 compared to 2010. As a percentage of total revenues, sales of our capital products increased to 45% in 2011 compared to 39% in 2010.
Excluding a $4.1 million increase from currency translation, revenues in our stock-preparation product line in 2011 increased $32.3 million, or 34%, compared to 2010 primarily due to higher demand for our capital products in China and to a lesser extent North America. In our fluid-handling product line revenues increased $13.5 million, or 16%, excluding a $3.8 million increase from the favorable effect of currency translation, primarily due to higher demand for our products in Europe and to a lesser extent North America. Excluding a $1.9 million increase from currency translation, revenues from our doctoring, cleaning, and filtration product line increased $8.1 million, or 10%, in 2011 compared to 2010, primarily due to the acquisition of M-Clean and increased demand for our products in Europe.
Revenues in 2011 increased in all of our geographic regions compared to 2010. Our revenues in China increased $24.8 million, or 67%, to $61.9 million in 2011 compared to 2010 primarily due to large stock-preparation capital orders booked in late 2010, which were shipped in 2011.
In North America, our business benefited from improved economic conditions and increased mill operating rates and, as a result, our revenues increased $19.4 million, or 14%, in the region. Revenues in Europe increased $19.5 million, or 23%, in 2011 compared to 2010 including a $10.2 million, or 31%, increase in our fluid-handling revenues due to increased demand for our capital products, and to a lesser extent our parts and consumables products. Revenues in Europe also benefited from capital projects in regions outside of Europe, including Africa, South America, and Russia.

Gross Profit Margin

Gross profit margins for 2011 and 2010 for our Papermaking Systems segment and our Fiber-based Products business are as follows:

	2011	2010
Gross Profit Margin:
Papermaking Systems	43.1%	43.8%
Fiber-based Products	50.2%	45.8%
	43.3%	43.9%

Gross profit margin decreased to 43.3% in 2011 from 43.9% in 2010 primarily due to a shift in our product mix towards lower-margin capital products.

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment decreased to 43.1% in 2011 from 43.8% in 2010. This decrease was primarily due to a decrease in gross profit margins in our stock-preparation product line due to a shift in our product mix towards lower-margin capital products. Also contributing to the decrease in gross profit margins were lower margins for our water-management products partly due to our M-Clean business acquired in May 2011.

Fiber-based Products. The gross profit margin at our Fiber-based Products business increased to 50.2% in 2011 from 45.8% in 2010 primarily due to higher revenue in 2011 compared to the prior year and, to a lesser extent, the lower cost of natural gas used in the production process.

Kadant Inc.	2012 Annual Report

 Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues decreased to 31% in 2011 from 33% in 2010 due to better operating leverage. Selling, general, and administrative expenses increased $13.5 million, or 15%, to $102.7 million in 2011 from $89.2 million in 2010. This increase was primarily due to higher incentive and commission expenses associated with higher revenues and improved operating performance in 2011 compared to 2010. This increase also included a $2.5 million increase from the unfavorable effect of foreign currency translation and a $2.4 million increase due to acquisition costs and operating expenses of our M-Clean business acquired in May 2011.
Total stock-based compensation expense was $3.9 million and $2.8 million in 2011 and 2010, respectively, and is included in selling, general, and administrative expenses.
Research and development expenses increased $0.4 million, or 9%, to $5.7 million in 2011 from $5.3 million in 2010 and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net

Restructuring costs and other income, net was income of $1.9 million and $1.0 million in 2011 and 2010, respectively. Other income in 2011 included a gain of $2.3 million associated with the sale of real estate in China offset in part by restructuring costs of $0.4 million associated with the reduction of 73 employees in China to adjust our cost structure and streamline our operations. Other income in 2010 included a gain of $1.0 million associated with the sale of real estate in the U.S. and a curtailment gain on a pension liability of $0.2 million associated with the reduction of 25 employees in France. These gains were offset in part by restructuring costs of $0.2 million associated with prior period restructuring plans. All of these items occurred in the Papermaking Systems segment.

Interest Income

Interest income increased $0.3 million to $0.5 million in 2011 from $0.2 million in 2010 primarily due to higher average interest rates in 2011.

Interest Expense

Interest expense decreased $0.2 million, or 19%, to $1.1 million in 2011 from $1.3 million in 2010 primarily due to lower average outstanding borrowings in 2011.

Provision for Income Taxes

Our provision for income taxes was $4.3 million and $5.2 million in 2011 and 2010, respectively, and represented 11% and 22% of pre-tax income from continuing operations. The effective tax rate of 11% in 2011 included a recurring rate of 27%, offset in part by a 16% non-recurring tax benefit primarily associated with the reversal of certain tax reserves and valuation allowances against certain deferred tax assets. The effective tax rate of 22% in 2010 included a recurring rate of 24%, offset in part by a 2% non-recurring tax benefit associated with the reduction in certain tax reserves. The change in effective tax rates between 2011 and 2010 was primarily due to the reversal of tax reserves and the release of valuation allowances on certain deferred tax assets in the U.S. and China.

Income from Continuing Operations

Income from continuing operations increased $15.2 million, or 82%, to $33.9 million in 2011 from $18.7 million in 2010. Income from continuing operations in 2011 includes an increase in operating income of $13.8 million and a decrease in provision for income taxes of $0.9 million (see Revenues, Gross Profit Margin, Operating Expenses, Restructuring Costs and Other Income, Net, and Provision for Income Taxes discussed above).

(Loss) Income from Discontinued Operation

(Loss) income from the discontinued operation was a $9 thousand loss in 2011 compared to income of $98 thousand in 2010.

Liquidity and Capital Resources

Consolidated working capital was $100.3 million at December 29, 2012 compared with $78.5 million at December 31, 2011. Included in working capital are cash and cash equivalents of $54.6 million at December 29, 2012, compared with $47.0 million of cash and cash equivalents and $0.7 million of restricted cash at December 31, 2011. At December 29, 2012, $51.8 million of cash and cash equivalents was held by our foreign subsidiaries.

Kadant Inc.	2012 Annual Report

2012

Our operating activities provided cash of $29.1 million in 2012, including $30.5 million provided by our continuing operations and $1.4 million used by our discontinued operation. A decrease in other current liabilities used cash of $12.8 million in 2012 largely due to decreases in billings in excess of costs and fees and customer deposits both due to timing. A decrease in accounts payable used cash of $5.9 million in 2012 primarily due to a reduction in raw material purchases. Decreases in inventory and accounts receivable contributed cash of $10.3 million in 2012. The decrease in inventory resulted primarily from lower inventory requirements in 2012 compared to the prior year period and the decrease in accounts receivable resulted primarily from lower revenues. A decrease in the accrued liabilities of our discontinued operation used cash of $1.4 million in 2012. This decrease was due to the payment of claims and associated costs related to the Composites LLC class action settlement.
Our investing activities used cash of $3.4 million in 2012, including $4.3 million for purchases of property, plant, and equipment, offset in part by proceeds of $0.8 million from the sale of property, plant, and equipment.
Our financing activities used cash of $19.3 million in 2012, including $14.5 million for the repurchase of our common stock on the open market and $10.4 million for principal payments on our outstanding debt obligations. These uses of cash were offset in part by borrowings of $5.0 million made under our revolving credit facility in 2012.

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
Our investing activities used cash of $21.9 million in 2011. We used cash of $15.2 million for the acquisition of M-Clean. We also used cash of $8.0 million for purchases of property, plant, and equipment. These uses of cash were offset in part by proceeds of $2.4 million from the sale of property, plant, and equipment in 2011.
Our financing activities used cash of $27.0 million in 2011, including $16.1 million for the repurchase of our common stock on the open market and $16.0 million for principal payments on our outstanding debt obligations. These uses of cash were offset in part by borrowings of $5.0 million made under our revolving credit facility in 2011.

2010

Our operating activities provided cash of $28.4 million in 2010 primarily from our continuing operations. Changes in current assets and liabilities provided cash of $0.5 million in 2010, despite a $44.4 million increase in revenues. This reflected our continued focus on improving our working capital management. The increase in accounts receivable of $13.5 million in 2010 is the result of higher sales compared to 2009. Inventories increased $4.0 million in 2010 as we purchased materials to fulfill orders that shipped in 2011. The increase in other current liabilities of $11.8 million in 2010 was largely due to an increase in customer deposits primarily in China and Europe. Also contributing to the increase in other current liabilities was an increase in accrued incentive compensation related to improved operating performance worldwide. The increase in accounts payable of $6.2 million in 2010 primarily related to raw material purchases that resulted from an increase in orders, as well as the timing of payments in all our major geographic regions. We also contributed cash of $2.2 million to our subsidiary’s noncontributory defined benefit retirement plan in 2010.
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

Kadant Inc.	2012 Annual Report

Contemporaneously with the execution of the 2012 Credit Agreement, we borrowed $5 million under the 2012 Credit Agreement and applied the proceeds to pay off our existing outstanding unsecured revolving credit facility entered into in February 2008, which was then terminated.  There were no borrowings outstanding under the 2012 Credit Agreement at December 29, 2012.
Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25 million, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of December 29, 2012, we were in compliance with these covenants.
Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of December 29, 2012, the remaining balance on the 2006 Commercial Real Estate Loan was $6.9 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin.
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

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement had a five-year term and expired on February 13, 2013. Under the 2008 Swap Agreement, on a quarterly basis we received a 3-month LIBOR rate and paid a fixed rate of interest of 3.265%. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of December 29, 2012, the interest rate swap agreements had an unrealized loss of $1.0 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.
The counterparty to the 2006 Swap Agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25 million, and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $1.0 million associated with the swap agreements as of December 29, 2012 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources

On October 26, 2011, our board of directors approved the repurchase by us of up to $30 million of our equity securities during the period from November 6, 2011 through November 6, 2012. We repurchased 438,848 shares of our common stock for $9.8 million in 2012 under this authorization. On October 29, 2012, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. Through year-end 2012, we had repurchased 194,733 shares of our common stock for $4.7 million under this authorization.

Kadant Inc.	2012 Annual Report

On February 26, 2013, our board of directors approved the initiation of a quarterly cash dividend. The first cash dividend of $0.125 per outstanding share of our common stock will be paid on May 9, 2013 to all stockholders of record on April 11, 2013. Future declarations of dividends are subject to board of directors’ approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.
It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through year-end 2012, we have not provided for U.S. income taxes on approximately $123.5 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.6 million.
It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 29, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $5.4 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $4 to $5 million during 2013 for property, plant, and equipment.
In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy debt repayments, capital projects, dividends, stock repurchases, or additional acquisitions, if any. We believe that our existing resources, together with the cash available from our credit facilities and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

Contractual Obligations and Other Commercial Commitments

The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of year-end 2012, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Letters of credit and bank guarantees	$10.4	$2.1	$–	$–	$12.5
Retirement obligations on balance sheet	1.3	2.9	3.0	3.8	11.0
Long-term debt obligations	0.6	1.0	5.3	–	6.9
Operating lease obligations	2.1	2.5	0.5	–	5.1
Purchase obligations	0.5	1.2	–	–	1.7
Interest (c)	0.4	0.7	0.2	–	1.3
Acquisition consideration	0.1	–	–	–	0.1
Total (d)(e)	$15.4	$10.4	$9.0	$3.8	$38.6

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.
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

(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of year-end 2012.
(d)
This table excludes $0.3 million of accrued restructuring costs. In addition, the table excludes an unrealized loss of $1.0 million associated with our interest rate swap agreements as this amount would only be owed if the counterparty were to demand an early termination of the agreements in the event of a default under our 2012 Credit Agreement.

(e)
This table excludes a liability for unrecognized tax benefits and an accrual for the related interest and penalties totaling $5.4 million. Due to the uncertain nature of these income tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

Kadant Inc.	2012 Annual Report

Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity.
We do not have special-purpose entities nor do we use off-balance-sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We entered into “receive-variable pay-fixed” swap agreements in 2006 and 2008 to hedge our exposure to variable rate long-term debt. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries’ local currencies. We do not engage in extensive foreign currency hedging activities; however, the purpose of our foreign currency hedging activities is to protect our local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward currency-exchange contracts hedge transactions primarily denominated in U.S. dollars and euros. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rates

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in an immaterial impact on net income in both 2012 and 2011.
Our outstanding debt and interest rate swap agreements are sensitive to changes in interest rates. All of our outstanding debt at year-end 2012 and 2011 was hedged with “receive-variable pay-fixed” swap agreements. The fair values of the swap agreements are sensitive to changes in the 3-month LIBOR forward curve. A 10% decrease in the 3-month LIBOR forward curve would have resulted in an immaterial impact on unrealized losses at year-end 2012 and 2011.

Currency Exchange Rates

We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish kroner. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “accumulated other comprehensive items” component of stockholders’ equity. A 10% decrease in functional currencies at year-end 2012 and 2011, relative to the U.S. dollar, would have resulted in a reduction in stockholders’ equity of $18.3 million and $16.1 million, respectively.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% decrease in year-end 2012 and 2011 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward currency-exchange contracts of $0.6 million and $0.9 million in 2012 and 2011, respectively. Since we use forward currency-exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward currency-exchange contracts resulting from changes in foreign currency exchange rates would be offset primarily by corresponding changes in the fair value of the hedged items.

Item 8.	Financial Statements and Supplementary Data

This data is submitted as a separate section to this Report. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of December 29, 2012, our Chief Executive Officer and Chief Financial Officer concluded that as of December 29, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Kadant Inc.	2012 Annual Report

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, our management used the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that as of December 29, 2012 our internal control over financial reporting is effective based on the criteria issued by COSO.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our independent registered public accountants, KPMG LLP, have issued an audit report on our internal control over financial reporting, which is included herein on page F-4 and incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

This information will be included under the heading “Election of Directors” in our 2013 proxy statement for our 2013 Annual Meeting of Shareholders and is incorporated in this Report by reference, except for the information concerning executive officers, which is included under the heading “Executive Officers of the Registrant” in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under Item 405 of Regulation S-K will be included under the heading “Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 proxy statement and is incorporated in this Report by reference.

Corporate Governance

The information required under Items 406 and 407 of Regulation S-K will be included under the heading “Corporate Governance” in our 2013 proxy statement and is incorporated in this Report by reference.

Item 11.	Executive Compensation

This information will be included under the headings “Executive Compensation”, “Corporate Governance - Compensation Committee Interlocks and Insider Participation”, and “Compensation Discussion and Analysis” in our 2013 proxy statement and is incorporated in this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, this information will be included under the heading “Stock Ownership” in our 2013 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2012 Annual Report

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 29, 2012:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	662,793	(1)	$20.19	(1)	602,922	(2)
Equity compensation plans not approved by security holders	–		$–		–
Total	662,793	(1)	$20.19	(1)	602,922	(2)

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

This information will be included under the heading “Corporate Governance” in our 2013 proxy statement and is incorporated in this Report by reference.

Item 14.	Principal Accountant Fees and Services

This information will be included under the heading “Independent Registered Public Accounting Firm” in our 2013 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2012 Annual Report

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Comprehensive Income

Consolidated Statement of Cash Flows

Consolidated Statement of Stockholders’ Equity

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule (see Index on Page F-1 of this Report):

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(3)
Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 35. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b)	Exhibits

See the Exhibit Index beginning on page 35.

Kadant Inc.	2012 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KADANT INC.

Date: March 13, 2013	By:	/s/ Jonathan W. Painter
Jonathan W. Painter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 13, 2013.

	Signature	Title

By:	/s/ Jonathan W. Painter	Chief Executive Officer, President and Director
Jonathan W. Painter

By:	/s/ Thomas M. O’Brien	Executive Vice President and Chief Financial Officer
Thomas M. O’Brien

By:	/s/ Michael J. McKenney	Vice President, Finance and Chief Accounting Officer
Michael J. McKenney

By:	/s/ William A. Rainville	Director and Chairman of the Board
William A. Rainville

By:	/s/ John M. Albertine	Director
John M. Albertine

By:	/s/ Scott P. Brown	Director
Scott P. Brown

By:	/s/ Thomas C. Leonard	Director
Thomas C. Leonard

By:	/s/ William P. Tully	Director
William P. Tully

Exhibit Index

Exhibit Number	Description of Exhibit

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

10.15
Credit Agreement dated August 3, 2012, among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, RBS Citizens, N.A., as Administrative Agent and Multi-currency Administrative Agent (filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q [File No. 1-11406] filed with the Commission on August 8, 2012 and incorporated in this document by reference). (1)

10.16
Guarantee Agreement dated August 3, 2012, among Kadant Inc. and the Subsidiary Guarantors, in favor of RBS Citizens, N.A., as Administrative Agent for the several banks and other financial institutions or entities from time to time parties to the Credit Agreement dated as of August 3, 2012 (filed as Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q [File No. 1-11406] filed with the Commission on August 8, 2012 and incorporated in this document by reference). (1)

10.17
International Swap Dealers Association, Inc. Master Agreement dated May 13, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.18
Swap Confirmation dated February 13, 2008 between the Registrant and RBS Citizens, N.A. (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

10.19
Promissory Note in the principal amount of $10,000,000 dated May 4, 2006, between the Registrant and Citizens Bank of Massachusetts (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.20
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

10.22
Mortgage and Security Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Mass. relating to the real property and related personal property located in Theodore, Alabama (filed as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference). (1)

Exhibit Index

Exhibit Number	Description of Exhibit

10.23
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

21	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

(1)
The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet as of December 29, 2012 and December 31, 2011, (ii) Consolidated Statement of Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, (iii) Consolidated Statement of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011,  (iv) Consolidated Statement of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, (v) Consolidated Statement of Stockholders’ Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, and (vi) Notes to Consolidated Financial Statements.

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
Annual Report on Form 10-K
Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page

Schedule II—Valuation and Qualifying Accounts	F-41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheet of Kadant Inc. as of December 29, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the fiscal year then ended. Our audit also included the financial statement schedule for the fiscal year ended December 29, 2012 listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. as of December 29, 2012 and the consolidated results of its operations and its cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the fiscal year ended December 29, 2012, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 13, 2013

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements and Schedule

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited the accompanying consolidated balance sheet of Kadant Inc. as of December 31, 2011, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the two fiscal years in the period ended December 31, 2011. Our audits also included the financial statement schedule for each of the two fiscal years in the period ended December 31, 2011 listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. at December 31, 2011 and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended December 31, 2011,  in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two fiscal years in the period ended December 31, 2011, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2012

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Kadant Inc.:

We have audited Kadant Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kadant Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Kadant Inc. and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
March 13, 2013

Kadant Inc.	2012 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2012	2011

Assets
Current Assets:
Cash and cash equivalents	$54,553	$46,950
Restricted cash	–	700
Accounts receivable, less allowances of $2,306 and $2,308	59,359	59,492
Inventories	42,077	50,527
Unbilled contract costs and fees	2,800	3,244
Other current assets	16,291	11,703
Assets of discontinued operation	513	1,675
Total Current Assets	175,593	174,291
Property, Plant, and Equipment, at Cost, Net	39,168	40,095
Other Assets	10,145	9,000
Intangible Assets	26,095	29,053
Goodwill	107,947	105,959
Total Assets	$358,948	$358,398

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$625	$500
Accounts payable	23,124	28,624
Accrued payroll and employee benefits	16,358	17,687
Customer deposits	14,811	18,627
Accrued warranty costs	4,462	4,129
Deferred revenue	3,918	4,441
Other current liabilities	11,615	18,152
Liabilities of discontinued operation	379	3,632
Total Current Liabilities	75,292	95,792
Deferred Income Taxes (Note 5)	8,793	10,204
Other Long-Term Liabilities (Note 3)	18,646	17,022
Long-Term Obligations (Note 6)	6,250	11,750
Commitments and Contingencies (Note 7)
Stockholders’ Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	95,448	93,701
Retained earnings	230,329	198,706
Treasury stock at cost, 3,493,546 and 2,983,717 shares	(74,025)	(62,118)
Accumulated other comprehensive items (Note 14)	(3,315)	(7,955)
Total Kadant Stockholders’ Equity	248,583	222,480
Noncontrolling interest	1,384	1,150
Total Stockholders’ Equity	249,967	223,630
Total Liabilities and Stockholders’ Equity	$358,948	$358,398

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2012 Financial Statements

Consolidated Statement of Income

(In thousands, except per share amounts)	2012	2011	2010

Revenues (Note 12)	$331,751	$335,460	$270,029
Costs and Operating Expenses:
Cost of revenues	185,949	190,247	151,604
Selling, general, and administrative expenses	103,101	102,660	89,212
Research and development expenses	5,950	5,717	5,269
Restructuring costs and other expense (income), net (Note 8)	307	(1,874)	(1,005)
	295,307	296,750	245,080
Operating Income	36,444	38,710	24,949
Interest Income	319	499	214
Interest Expense	(833)	(1,066)	(1,315)
Income from Continuing Operations Before Provision for Income Taxes	35,930	38,143	23,848
Provision for Income Taxes (Note 5)	4,852	4,285	5,198
Income from Continuing Operations	31,078	33,858	18,650
Income (Loss) from Discontinued Operation (net of income tax (expense) benefit of $(451), $1,511, and $164 in 2012, 2011, and 2010, respectively; Note 9)	743	(9)	98
Net Income	31,821	33,849	18,748
Net Income Attributable to Noncontrolling Interest	(198)	(274)	(241)
Net Income Attributable to Kadant	$31,623	$33,575	$18,507
Amounts Attributable to Kadant:
Income from Continuing Operations	$30,880	$33,584	$18,409
Income (Loss) from Discontinued Operation	743	(9)	98
Net Income Attributable to Kadant	$31,623	$33,575	$18,507
Earnings per Share from Continuing Operations Attributable to Kadant (Note 13)
Basic	$2.70	$2.77	$1.49
Diluted	$2.66	$2.74	$1.48
Earnings per Share Attributable to Kadant (Note 13)
Basic	$2.76	$2.77	$1.50
Diluted	$2.73	$2.74	$1.48
Weighted Average Shares (Note 13)
Basic	11,456	12,124	12,339
Diluted	11,590	12,261	12,466

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2012 Financial Statements

Consolidated Statement of Comprehensive Income

(In thousands)	2012	2011	2010

Comprehensive Income
Net Income	$31,821	$33,849	$18,748
Other Comprehensive Items:
Foreign currency translation gain (loss)	4,324	(1,808)	(3,367)
Pension and other post-retirement liability adjustments, net (net of tax of $28, $1,331, and $80 in 2012, 2011, and 2010, respectively)	(35)	(2,374)	(408)
Deferred gain (loss) on hedging instruments (net of tax of $206, $89, and $44 in 2012, 2011, and 2010, respectively)	387	(193)	(166)
Other Comprehensive Items	4,676	(4,375)	(3,941)
Comprehensive Income	36,497	29,474	14,807
Comprehensive Income Attributable to Noncontrolling Interest	(234)	(268)	(138)
Comprehensive Income Attributable to Kadant	$36,263	$29,206	$14,669

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2012 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2012	2011	2010

Operating Activities
Net income attributable to Kadant	$31,623	$33,575	$18,507
Net income attributable to noncontrolling interest	198	274	241
(Income) loss from discontinued operation	(743)	9	(98)
Income from continuing operations	31,078	33,858	18,650
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,384	7,936	7,228
Stock-based compensation expense	4,766	3,934	2,754
Gain on sale of property, plant and equipment	(214)	(2,294)	(1,016)
(Benefit) provision for losses on accounts receivable	(14)	1,249	455
Deferred income tax (benefit) expense	(4,868)	(1,886)	1,249
Other items, net	1,107	(809)	671
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,157	(9,909)	(13,506)
Unbilled contract costs and fees	236	(1,753)	2,209
Inventories	9,156	(6,966)	(4,001)
Other current assets	(696)	(1,897)	(2,235)
Accounts payable	(5,868)	4,469	6,250
Other current liabilities	(12,808)	9,330	11,755
Contributions to pension plan	(960)	(900)	(2,200)
Net cash provided by continuing operations	30,456	34,362	28,263
Net cash (used in) provided by discontinued operation	(1,348)	(47)	163
Net cash provided by operating activities	29,108	34,315	28,426

Investing Activities
Acquisitions, net of cash acquired	85	(15,694)	(5,800)
Purchases of property, plant, and equipment	(4,250)	(8,030)	(3,408)
Proceeds from sale of property, plant, and equipment	803	2,360	2,916
Dividend paid to minority shareholder	–	(579)	–
Other, net	(3)	58	(60)
Net cash used in continuing operations for investing activities	(3,365)	(21,885)	(6,352)

Financing Activities
Purchases of Company common stock	(14,491)	(16,088)	(4,407)
Repayments of short- and long-term obligations	(10,375)	(16,017)	(500)
Proceeds from issuance of long-term obligations	5,000	5,000	–
Change in restricted cash	700	(700)	–
Payment of debt issuance costs	(644)	–	–
Proceeds from issuance of Company common stock	358	390	345
Excess tax benefits from stock-based compensation awards	132	371	26
Net cash used in continuing operations for financing activities	(19,320)	(27,044)	(4,536)
Exchange Rate Effect on Cash from Continuing Operations	1,180	(241)	(1,409)
Change in Cash from Discontinued Operation	–	–	1
Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	7,603	(14,855)	16,130
Cash and Cash Equivalents at Beginning of Year	46,950	61,805	45,675
Cash and Cash Equivalents at End of Year	$54,553	$46,950	$61,805

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2012 Financial Statements

Consolidated Statement of Stockholders’ Equity

	Common Stock		Capital in Excess of	Retained	Treasury Stock			Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
(In thousands, except share amounts)	Shares	Amount	Par Value	Earnings	Shares	Amount		Items	Interest	Equity

Balance at January 2, 2010	14,624,159	$146	$92,244	$146,624	2,219,221	$	$ (46,558)	$252	$1,323	$194,031
Net income	–	–	–	18,507	–		–	–	241	18,748
Activity under stock and 401(k) plans	–	–	665	–	(105,299)		2,179	–	–	2,844
Tax benefits related to employees’ and directors’ stock plans	–	–	26	–	–		–	–	–	26
Purchases of Company common stock	–	–	–	–	255,500		(4,407)	–	–	(4,407)
Other comprehensive items	–	–	–	–	–		–	(3,838)	(103)	(3,941)
Balance at January 1, 2011	14,624,159	$146	$92,935	$165,131	2,369,422	$	$ (48,786)	$(3,586)	$1,461	$207,301
Net income	–	–	–	33,575	–		–	–	274	33,849
Activity under stock and 401(k) plans	–	–	395	–	(133,411)		2,756	–	–	3,151
Tax benefits related to employees’ and directors’ stock plans	–	–	371	–	–		–	–	–	371
Purchases of Company common stock	–	–	–	–	747,706		(16,088)	–	–	(16,088)
Dividend paid to minority shareholder	–	–	–	–				–	(579)	(579)
Other comprehensive items	–	–	–	–	–		–	(4,369)	(6)	(4,375)
Balance at December 31, 2011	14,624,159	$146	$93,701	$198,706	2,983,717		$(62,118)	$(7,955)	$1,150	$223,630
Net income	–	–	–	31,623	–		–	–	198	31,821
Activity under stock and 401(k) plans	–	–	1,615	–	(123,752)		2,584	–	–	4,199
Tax benefits related to employees’ and directors’ stock plans	–	–	132	–	–		–	–	–	132
Purchases of Company common stock	–	–	–	–	633,581		(14,491)	–	–	(14,491)
Other comprehensive items	–	–	–	–	–		–	4,640	36	4,676
Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546		$(74,025)	$(3,315)	$1,384	$249,967

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. was incorporated in Delaware in November 1991 and currently trades on the New York Stock Exchange under the ticker symbol “KAI.”
Kadant Inc. and its subsidiaries’ (collectively, the Company) continuing operations include one reportable operating segment, Papermaking Systems, and a separate product line, Fiber-based Products. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking and paper recycling and process industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls. Through its Fiber-based Products business, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications, as well as for oil and grease absorption.

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
On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. In 2012, the Company paid $647,000 with respect to approved claims under the class action settlement. As of December 29, 2012, the Company has accrued $40,000 for the payment of remaining claims under the class action settlement and $339,000 in related costs.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest to December 31. References to 2012, 2011, and 2010 are for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

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

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of goodwill and intangible assets, inventories, pension obligations, and derivatives. A discussion on the application of these and other accounting policies is included in Notes 1 and 3.
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
In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method pursuant to ASC 605. Revenues recorded under the percentage-of-completion method were $42,190,000 in 2012, $29,207,000 in 2011, and $26,145,000 in 2010. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire estimated loss. The Company’s contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions. For long-term contracts that do not meet the criteria under ASC 605-35 to be accounted for under the percentage-of-completion method, the Company recognizes revenue using the completed contract method. When using the completed contract method, the Company recognizes revenue when the contract has been completed and when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.
Accounts receivable are recorded at invoiced amount and do not bear interest. The Company exercises judgment in determining its allowance for bad debts, which is based on its historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, the Company looks at historical writeoffs of its receivables. The Company also looks at current trends in the credit quality of its customer base as well as changes in its credit policies. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer’s current creditworthiness. The Company continuously monitors collections and payments from its customers. In some instances, the Company utilizes letters of credit as a way to mitigate its credit exposure.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company’s Chinese subsidiaries may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $9,794,000 and $16,042,000 at December 29, 2012 and December 31, 2011, respectively, are reflected in accounts receivable in the accompanying consolidated balance sheet until the subsidiary discounts or transfers the banker’s acceptance drafts prior to maturity or obtains cash payment on the scheduled maturity date.

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

(In thousands)	2012	2011
Balance at Beginning of Year	$4,129	$3,778
Provision charged to income	1,775	2,447
Usage	(1,544)	(2,155)
Acquired	–	86
Currency translation	102	(27)
Balance at End of Year	$4,462	$4,129

Income Taxes

In accordance with ASC 740, “Income Taxes,” (ASC 740), the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which these differences are expected to reverse. A tax valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. In the period in which it becomes more likely than not that some or all of the deferred tax assets will be realized, the valuation allowance will be adjusted.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 29, 2012, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

Earnings per Share

Basic earnings per share has been computed by dividing net income attributable to Kadant by the weighted average number of shares outstanding during the year. Diluted earnings per share was computed using the treasury stock method assuming the effect of all potentially dilutive securities, including stock options, restricted stock units and employee stock purchase plan shares, as well as their related tax effects.

Cash and Cash Equivalents

At year-end 2012 and 2011, the Company’s cash equivalents included investments in money market funds and other marketable securities, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Restricted Cash

At year-end 2011, the Company had approximately $700,000 of restricted cash. This cash served as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees expired in 2012.

Supplemental Cash Flow Information

(In thousands)	2012	2011	2010
Cash Paid for Interest	$856	$1,106	$1,339
Cash Paid for Income Taxes	$9,326	$6,677	$2,754
Non-Cash Investing Activities:
Fair Value of Assets Acquired	$–	$21,808	$9,565
Cash Paid for Acquired Businesses	–	(16,104)	(7,658)
Liabilities Assumed of Acquired Businesses	$–	$5,704	$1,907

Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,106	$2,296	$1,499

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

(In thousands)	2012	2011
Raw Materials and Supplies	$19,561	$20,218
Work in Process	8,371	9,383
Finished Goods (includes $2,310 and $3,016 at customer locations)	14,145	20,926
	$42,077	$50,527

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

(In thousands)	2012	2011
Land	$3,968	$3,869
Buildings	36,823	35,901
Machinery, Equipment, and Leasehold Improvements	68,255	65,901
	109,046	105,671
Less: Accumulated Depreciation and Amortization	69,878	65,576
	$39,168	$40,095

Depreciation and amortization expense related to property, plant, and equipment was $5,015,000, $4,953,000, and $4,612,000 in 2012, 2011, and 2010, respectively.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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
Acquired intangible assets are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
December 29, 2012
Customer relationships	$19,054	$1,433	$(9,825)	$10,662
Intellectual property	15,690	(60)	(10,838)	4,792
Tradenames	8,879	(30)	(125)	8,724
Non-compete agreements	3,362	(9)	(3,159)	194
Distribution network	2,400	–	(1,094)	1,306
Licensing agreements	400	–	(153)	247
Other	689	(27)	(492)	170
	$50,474	$1,307	$(25,686)	$26,095
December 31, 2011
Customer relationships	$19,054	$1,194	$(8,247)	$12,001
Intellectual property	15,690	(162)	(9,483)	6,045
Tradenames	8,879	(63)	(53)	8,763
Non-compete agreements	3,362	(21)	(3,259)	82
Distribution network	2,400	–	(950)	1,450
Licensing agreements	400	–	(133)	267
Other	689	(52)	(192)	445
	$50,474	$896	$(22,317)	$29,053

Amortization of acquired intangible assets was $3,369,000 in 2012, $2,983,000 in 2011, and $2,616,000 in 2010. The estimated future amortization expense of acquired intangible assets is $3,196,000 in 2013; $2,815,000 in 2014; $2,100,000 in 2015; $1,729,000 in 2016; $1,650,000 in 2017; and $6,505,000 in the aggregate thereafter.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill as of year-end 2012 and 2011 relates entirely to the Company’s Papermaking Systems segment. The changes in the carrying amount of goodwill are as follows:

(In thousands)	2012	2011
Balance as of Beginning of Year:
Gross Balance at Beginning of Year	$191,468	$183,497
Accumulated Impairment Losses	(85,509)	(85,509)
Net Balance at Beginning of Year	105,959	97,988
Increase due to acquisitions	–	9,641
Currency translation adjustment	1,988	(1,670)
Total Adjustments	1,988	7,971
Balance as of End of Year:
Gross Balance at End of Year	193,456	191,468
Accumulated Impairment Losses	(85,509)	(85,509)
Net Balance at End of Year	$107,947	$105,959

Impairment of Long-Lived Assets

The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a significant decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. In 2011, the Company adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, that includes the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test as required in ASC 350, Intangibles – Goodwill and Other. At December 29, 2012 and December 31, 2011, the Company performed a qualitative goodwill impairment analysis. Our December 29, 2012 and December 31, 2011 impairment analyses included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company’s share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained, and it determined that it is not more likely than not that the fair value of any of the reporting units is less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. Additionally, at December 29, 2012 and December 31, 2011, the Company performed a quantitative impairment analysis on our indefinite-lived intangible asset  and determined that the asset was not impaired. Goodwill by reporting unit is as follows:

(In thousands)	2012	2011
Stock-Preparation	$17,583	$17,488
Doctoring, Cleaning, and Filtration	33,081	32,032
Fluid-Handling	57,283	56,439
	$107,947	$105,959

The Company assesses its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows were less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts and the fair values of the assets. No indicators of impairment were identified in 2012 or 2011.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions

All assets and liabilities of the Company’s foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for each quarter in accordance with ASC 830, “Foreign Currency Matters.” Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of stockholders’ equity (see Note 14). Foreign currency transaction gains and losses are included in the accompanying consolidated statement of income and are not material for the three years presented.

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based payments to employees and directors based on the grant date estimate of fair value for those awards. The Company uses the grant date trading price of the Company’s common stock to determine the fair value for restricted stock units (RSUs) and the Black-Scholes option-pricing model to determine the fair value for stock option grants. For stock options and time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known.

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

Recent Accounting Pronouncements

Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update (ASU) No. 2013-02. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. Adoption of this standard, which is related to disclosure only, will not have an impact on the Company’s consolidated financial statements.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance in this ASU gives the Company the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if the Company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount, and record an impairment charge, if any. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company will adopt this ASU in 2013, but such adoption is not expected to have a material effect on its consolidated financial statements.
Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, the new guidance requires an entity to present net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In addition, in December 2011, the FASB issued an amendment to this accounting standard that defers the requirement to present certain components of reclassifications of other comprehensive income on the face of the income statement for all periods presented. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of this amendment. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU in 2012 and has revised its presentation of comprehensive income in the accompanying consolidated financial statements.
Fair Value Measurements. In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).” ASU No. 2011-04 establishes a number of new requirements for fair value measurements. These include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU in 2012, which did not have an impact on its consolidated financial statements.

2.	Acquisitions

On May 27, 2011, a subsidiary in the Company’s Papermaking Systems segment acquired all of the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of equipment used to clean paper machine fabrics and rolls. The aggregate purchase price for this acquisition was $15,966,000, net of post-closing adjustments. The purchase price included $910,000 of cash acquired and $517,000 of debt assumed.
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
In 2010, subsidiaries in the Company’s Papermaking Systems segment completed acquisitions of a Canadian-based supplier of pressure screen baskets and a related dewatering equipment product line, as well as a European supplier of fluid-handling systems. The aggregate purchase price for these acquisitions was $8,286,000, net of post-closing adjustments. Approximately $7,658,000 of the purchase price, which included $4,450,000 of cash acquired, was paid at the closings in 2010 and an additional $500,000 and $53,000 was paid in 2011 and 2012, respectively. The Company also made final consideration payments totaling $2,592,000 in 2010 for acquisitions completed prior to 2010.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

2.	Acquisitions (continued)

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

Stock-Based Compensation Plans

The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company’s board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, restricted stock units, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 473,918 shares available for grant under stock-based compensation plans at year-end 2012. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
The Company recognizes compensation cost for all stock-based payments to employees based on the grant date estimate of fair value for those awards. Total stock-based compensation expense was $4,766,000, $3,934,000, and $2,754,000 in 2012, 2011, and 2010, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of income.

The components of pre-tax stock-based compensation expense are as follows:

(In thousands)	2012	2011	2010
Restricted Stock Unit Awards	$3,731	$3,212	$2,381
Stock Option Awards	954	628	287
Employee Stock Purchase Plan Awards	81	94	86
Total	$4,766	$3,934	$2,754

The Company has elected to recognize excess income tax benefits from stock option exercises and the vesting of restricted stock units in capital in excess of par value using the tax return ordering approach. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The Company recognized income tax benefits in capital in excess of par value of $132,000, $371,000, and $26,000 in 2012, 2011, and 2010, respectively, associated with stock-based compensation.

Non-Employee Director Restricted Stock Units

In general, the Company grants 5,000 restricted stock units (RSUs) to each of its non-employee directors in the first quarter of each fiscal year. The shares vest ratably on the last day of each fiscal quarter within the year. In addition, the Company has granted 10,000 RSUs to each of its non-employee directors, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company’s 2006 equity incentive plan. These RSUs, which total 50,000 outstanding in the aggregate and have a grant date fair value of $891,000, will be forfeited if a change in control does not occur before the last day of the first quarter of 2015.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

Performance-Based Restricted Stock Units

The Company grants performance-based RSUs to executive officers of the Company. Each performance-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs are subject to adjustment based on the achievement of a performance measure selected for the fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (adjusted EBITDA) generated from continuing operations. Following adjustment, the RSUs are subject to additional time-based vesting, and vest in three equal annual installments, provided that the executive officer is employed by the Company on the applicable vesting dates.
The Company recognizes compensation expense associated with performance-based RSUs ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value. Compensation expense recognized is net of forfeitures and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,325,000 at December 29, 2012, and will be recognized over a weighted average period of 1.4 years.
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

Time-Based Restricted Stock Units

The Company grants time-based RSUs to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company’s common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value and net of forfeitures. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,806,000 at December 29, 2012, and will be recognized over a weighted average period of 1.7 years.

A summary of the activity of the Company’s unvested restricted stock units for 2010, 2011, and 2012 is as follows:

Unvested Restricted Stock Units	Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested RSUs at January 2, 2010	212	$17.89
Granted	245	$14.53
Vested	(86)	$20.43
Forfeited / Expired	(59)	$9.56
Unvested RSUs at January 1, 2011	312	$16.77
Granted	184	$24.91
Vested	(159)	$19.90
Forfeited / Expired	(8)	$8.81
Unvested RSUs at December 31, 2011	329	$20.02
Granted	179	$21.95
Vested	(144)	$19.97
Forfeited / Expired	(1)	$27.74
Unvested RSUs at December 29, 2012	363	$20.98

The total fair value of shares vested was $3,321,000, $4,071,000, and $1,856,000 in 2012, 2011, and 2010, respectively.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

Stock Options

Options granted from 2010 through 2012 have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options vest in three equal annual installments beginning on the first anniversary of the grant date, provided that the recipient remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense associated with these stock options ratably over the requisite service period for the entire award based on the grant date fair value and net of forfeitures. Unrecognized compensation expense related to these stock options totaled approximately $1,181,000 at December 29, 2012, and will be recognized over a weighted average period of 1.5 years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model, assuming no expected dividends, with the following assumptions:

	2012	2011	2010
Weighted-average Exercise Price	$21.91	$24.90	$14.17
Weighted-average Grant Date Fair Value	$11.69	$12.85	$7.39
Volatility	50%	45%	45%
Risk-Free Interest Rate	1.38%	2.86%	3.04%
Expected Life of Options	7.6 years	7.4 years	7.5 years

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

A summary of the Company’s stock option activity for 2010, 2011, and 2012 is as follows:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Options Outstanding at January 2, 2010	21	$19.13
Granted	140	$14.17
Options Outstanding at January 1, 2011	161	$14.82
Granted	82	$24.90
Exercised	(8)	$20.01
Options Outstanding at December 31, 2011	235	$18.15
Granted	83	$21.91
Exercised	(18)	$17.54
Options Outstanding at December 29, 2012	300	$19.23	8.0 years	$2,109
Vested and Unvested Expected to Vest, End of Year	300	$19.23	8.0 years	$2,109
Options Exercisable, End of Year	116	$16.69	7.4 years	$1,111

(a)	The closing price per share on the last trading day prior to December 29, 2012 was $26.26.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

A summary of the Company’s stock option exercises in 2012 and 2011 is as follows. There were no stock option exercises in 2010.

(In thousands)	2012	2011
Total intrinsic value of options exercised	$119	$39
Cash received from options exercised	$319	$150

Employee Stock Purchase Plan

Substantially all of the Company’s full-time U.S. employees are eligible to participate in its employee stock purchase plan. Under the plan, shares of the Company’s common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. For the 2012, 2011, and 2010 plan years, the Company issued 17,490, 12,509, and 25,466 shares, respectively, of its common stock under this plan.

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
For these plans, the Company contributed and charged to expense approximately $2,517,000, $2,294,000, and $2,174,000 in 2012, 2011, and 2010, respectively.

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
 In accordance with ASC 715, “Compensation–Retirement Benefits,” (ASC 715), an employer is required to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The actuarial loss and prior service loss included in accumulated other comprehensive items and expected to be recognized in net periodic pension cost in 2013 are $662,000 and $140,000, respectively.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

The following table summarizes the change in benefit obligation; the change in plan assets; the unfunded status; and the amounts recognized in the balance sheet for the Company’s pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$31,594	$26,734	$5,402	$3,975
Service cost	991	855	143	187
Interest cost	1,313	1,298	225	237
Actuarial loss	1,046	4,451	425	527
Prior service cost	–	–	–	960
Benefits paid	(3,201)	(1,744)	(275)	(437)
Effect of currency translation	–	–	48	(47)
Benefit obligation at end of year	$31,743	$31,594	$5,968	$5,402
Change in Plan Assets:
Fair value of plan assets at beginning of year	$26,393	$23,965	$–	$–
Actual return on plan assets	2,576	3,272	–	–
Employer contribution	960	900	275	437
Benefits paid	(3,201)	(1,744)	(275)	(437)
Fair value of plan assets at end of year	$26,728	$26,393	$–	$–
Unfunded status	$(5,015)	$(5,201)	$(5,968)	$(5,402)
Accumulated benefit obligation as of year-end	$26,270	$25,928	$1,777	$1,345
Amounts Recognized in the Balance Sheet Consist of:
Current liability	$–	$–	$(251)	$(444)
Non-current liability	$(5,015)	$(5,201)	$(5,717)	$(4,958)
Amounts Recognized in Accumulated Other Comprehensive Items Before Tax Consist of:
Unrecognized net actuarial loss	$(9,656)	$(10,205)	$(1,251)	$(857)
Unrecognized prior service cost	(273)	(329)	(882)	(908)
Total	$(9,929)	$(10,534)	$(2,133)	$(1,765)
Changes in Amounts Recognized in Accumulated Other Comprehensive Items Before Tax:
Current year unrecognized net actuarial loss	$(85)	$(2,608)	$(425)	$(527)
Current year prior service cost	–	–	–	(960)
Amortization of unrecognized prior service cost	56	55	28	15
Amortization of unrecognized net actuarial loss	634	433	36	28
Effect of currency translation	–	–	(7)	4
Total	$605	$(2,120)	$(368)	$(1,440)

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	3.89%	4.28%	3.52%	4.44%
Rate of compensation increase	3.50%	4.00%	3.15%	3.28%

The projected benefit obligations and fair value of plan assets for the Company’s pension plans with projected benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets:
Projected benefit obligation	$31,743	$31,594	$2,456	$1,790
Fair value of plan assets	$26,728	$26,393	$–	$–

The accumulated benefit obligations and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:
Accumulated benefit obligation	$–	$–	$1,777	$1,345
Fair value of plan assets	$–	$–	$–	$–

 The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
(In thousands)	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$991	$855	$820	$143	$187	$100
Interest cost	1,313	1,298	1,294	225	237	218
Expected return on plan assets	(1,616)	(1,429)	(1,412)	–	–	–
Recognized net actuarial loss	634	433	439	36	28	13
Amortization of prior service cost (income)	56	55	55	28	15	(58)
Net periodic benefit cost	1,378	1,212	1,196	432	467	273
Curtailment gain	–	–	–	–	–	(219)
Net periodic benefit cost	$1,378	$1,212	$1,196	$432	$467	$54

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.28%	5.25%	5.75%	4.44%	5.04%	5.52%
Expected long-term return on plan assets	6.25%	6.25%	7.00%	–	–	–
Rate of compensation increase	4.00%	4.00%	4.00%	3.57%	3.28%	2.00%

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

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

Assumed weighted-average healthcare cost trend rates as of year-end were as follows:

	2012	2011
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Ultimate healthcare cost trend rate	0.00%	0.00%
Year assumed rate reaches ultimate rate	2018	2018

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare benefits. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(In thousands)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components—(expense) income	$–	$–
Effect on post-retirement benefit obligation—(increase) decrease	$(1)	$1

Plan Assets

The fair values of the Company’s noncontributory defined benefit retirement plan assets at year-end 2012 and 2011 by asset category are as follows:

	2012 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,331	$–	$–	$3,331
International Equity (a)	848	–	–	848
Fixed Income (b)	14,641	7,908	–	22,549
Total Assets	$18,820	$7,908	$–	$26,728

	2011 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,040	$–	$–	$3,040
International Equity (a)	697	–	–	697
Fixed Income (b)	14,186	8,470	–	22,656
Total Assets	$17,923	$8,470	$–	$26,393

(a)	Common stock index funds.
(b)	Investments in commingled funds that invest in a diversified blend of investment and non-investment grade fixed income securities.

Description of Fair Value Measurements

Level 1 – Quoted, active market prices for identical assets. Share prices of the funds, referred to as a fund’s Net Asset Value (NAV), are calculated daily based on the closing market prices and accruals of securities in the fund’s total portfolio (total

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

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

Cash Flows

Contributions

The Company expects to make cash contributions of $1,080,000 to its noncontributory defined benefit retirement plan in 2013. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at year-end 2012.

(In thousands)	Pension Benefits	Other Benefits
2013	$1,614	$252
2014	1,318	440
2015	2,115	259
2016	1,474	327
2017	3,039	894
2018-2022	12,718	2,037

Information and Assumptions for the Post-Retirement Welfare Benefits Plan

All eligible retirees of the Company’s Kadant Solutions division are currently participating in a post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, the monthly contribution to the plan was capped at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 8% in 2012, decreasing to an ultimate rate of 0% in 2018, at which time the plan caps on benefits are expected to apply to all benefits.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

3.	Employee Benefit Plans (continued)

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

Common Stock

At year-end 2012, the Company had reserved 1,268,284 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.	Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In thousands)	2012	2011	2010
Domestic	$11,445	$9,823	$6,484
Foreign	24,485	28,320	17,364
	$35,930	$38,143	$23,848

The components of the provision for income taxes from continuing operations are as follows:

(In thousands)	2012	2011	2010
Current Provision (Benefit) :
Federal	$1,798	$123	$(630)
Foreign	7,363	5,575	3,976
State	559	473	603
	9,720	6,171	3,949

Deferred (Benefit) Provision :
Federal	(3,980)	(317)	999
Foreign	(782)	(1,309)	107
State	(106)	(260)	143
	(4,868)	(1,886)	1,249
	$4,852	$4,285	$5,198

The provision (benefit) for income taxes included in the accompanying statement of income is as follows:

(In thousands)	2012	2011	2010
Continuing Operations	$4,852	$4,285	$5,198
Discontinued Operation	451	(1,511)	(164)
	$5,303	$2,774	$5,034

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The Company receives a tax deduction upon the exercise of nonqualified stock options by employees equal to the difference between the market price and the exercise price of the Company’s common stock on the date of exercise. The current provision for income taxes in the consolidated statement of income does not reflect $132,000, $371,000, and $26,000 of such excess tax benefits in 2012, 2011, and 2010, respectively, from the exercise of stock options and vesting of restricted stock units.
The provision for income taxes from continuing operations in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In thousands)	2012	2011	2010
Provision for Income Taxes at Statutory Rate	$12,576	$13,350	$8,347
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	295	(140)	485
U.S. tax cost (benefit) of foreign earnings	791	(53)	1,108
Foreign tax rate differential	(2,298)	(3,094)	(2,039)
Unrecognized tax (benefit) reserves, net	624	(1,596)	(386)
Change in valuation allowance	(7,051)	(4,183)	(2,051)
Nondeductible expenses	775	746	426
Research and development tax credits	(623)	(324)	(266)
Other	(237)	(421)	(426)
	$4,852	$4,285	$5,198

Net deferred tax asset (liability) in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2012	2011
Deferred Tax Liability:
Foreign and alternative minimum tax credit carryforwards	$5,659	$8,050
Reserves and accruals	6,493	6,651
Operating loss carryforwards	15,147	14,515
Inventory basis difference	2,468	2,443
Research and development	1,193	1,316
Employee compensation	2,229	1,847
Allowance for doubtful accounts	486	458
Other	88	176
Revenue recognition	286	328
Deferred Tax Asset, Gross	34,049	35,784
Less: Valuation Allowance	(14,315)	(21,014)
Deferred Tax Asset, Net	19,734	14,770
Goodwill and intangible assets	(15,393)	(15,244)
Fixed assets basis difference	(2,974)	(3,313)
Reserves and accruals	(342)	(398)
Other	(107)	(149)
Deferred Tax Liability	(18,816)	(19,104)
Net Deferred Tax Asset (Liability)	$918	$(4,334)

The deferred tax asset and liability are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2012 was $14,315,000, consisting of $985,000 in the U.S. and $13,330,000 in foreign jurisdictions. The decrease in the valuation allowance in 2012 of $6,699,000 related primarily to the release of the valuation allowance in the U.S. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2012, in the U.S. the Company was in a three-year cumulative income position and expects income from operations and foreign source income in 2013; as a result, the Company released its tax valuation allowance against deferred tax assets associated with foreign tax credits and research and development tax credits. As of year-end 2012, the Company continued to maintain a valuation allowance in the U.S. primarily against its state operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions in the U.S. As of year-end 2012, the Company maintained a full valuation allowance in certain foreign jurisdictions because of the uncertainty of future profitability.
At year-end 2012, the Company had domestic state and foreign net operating loss carryforwards of $25,360,000 and $58,213,000, respectively, U.S. foreign tax credit carryforwards of $4,499,000, U.S. research and development tax credits of $427,000, and U.S. alternative minimum tax credits of $1,154,000. The domestic state loss carryforwards will expire in the years 2013 through 2032. Their utilization is limited to future taxable income from the Company’s domestic subsidiaries. Of the foreign net operating loss carryforwards, $13,804,000 will expire in the years 2014 through 2032, and the remainder do not expire. The U.S. foreign tax credits will expire in the years 2015 through 2020. The research and development tax credits will expire in the years 2021 through 2032 and the alternative minimum tax credits may be carried forward indefinitely.
The Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the stock of its domestic subsidiaries, related primarily to unremitted earnings of subsidiaries, because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its investment in its domestic subsidiaries tax-free. It is the Company’s intention to reinvest indefinitely the earnings of its international subsidiaries in order to support the current and future capital needs of their operations in the foreign jurisdictions. Through year-end 2012, the Company has not provided for U.S. income taxes on approximately $123,533,000 of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company were to remit these foreign earnings to the U.S., would be approximately $1,575,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

5.	Income Taxes (continued)

As of year-end 2012, the Company had $4,194,000 of unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2012 and 2011 is as follows:

(In thousands)	2012	2011
Unrecognized tax benefits, beginning of year	$3,308	$6,134
Gross increases—tax positions in prior periods	185	102
Gross decreases—tax positions in prior periods	(41)	(1,353)
Gross increases—current-period tax positions	1,231	1,469
Settlements	(182)	(940)
Lapses of statutes of limitation	(367)	(1,914)
Currency translation	60	(190)
Unrecognized tax benefits, end of year	$4,194	$3,308

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $1,196,000 and $1,194,000 for the potential payment of interest and penalties at year-end 2012 and 2011, respectively. The interest and penalties included in the consolidated statement of income was a benefit of $6,000 and $581,000 in 2012 and 2011, respectively.
The Company is currently under audit in the U.S. and certain non-U.S. taxing jurisdictions. It is reasonably possible that over the next twelve months the amount of liability for unrecognized tax benefits may be reduced by up to $409,000 due to the re-evaluation of current uncertain tax positions as a result of examinations or from the expiration of tax statute of limitations.
The Company remains subject to U.S. Federal income tax examinations for the tax years 2009 through 2012, and to non-U.S. income tax examinations for the tax years 2005 through 2012. In addition, the Company remains subject to state and local income tax examinations in the U.S. for the tax years 2002 through 2012.

6.	Long-Term Obligations

Long-term obligations at year-end 2012 and 2011 are as follows:

(In thousands)	2012	2011
Revolving Credit Facility, expired 2012	$–	$5,000
Variable Rate Term Loan, due from 2013 to 2016	6,875	7,250
Total Long-Term Obligations	6,875	12,250
Less: Current Maturities	(625)	(500)
Long-Term Obligations, less Current Maturities	$6,250	$11,750

The annual payment requirements for long-term obligations are as follows:

(In thousands)
2013	$625
2014	500
2015	500
2016	5,250

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

6.	Long-Term Obligations (continued)

The weighted average interest rate for long-term obligations was 6.38% and 5.31% at year-end 2012 and 2011, respectively.
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
Contemporaneously with the execution of the 2012 Credit Agreement, the Company borrowed $5,000,000 under the 2012 Credit Agreement and applied the proceeds to pay off its existing outstanding unsecured revolving credit facility entered into in February 2008, which was then terminated. There were no borrowings outstanding under the 2012 Credit Agreement at December 29, 2012.
The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25,000,000, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of December 29, 2012, the Company was in compliance with these covenants.
Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.
As of December 29, 2012, the Company had $99,922,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

2006 Commercial Real Estate Loan

On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan; pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of year-end 2012, the remaining balance on the 2006 Commercial Real Estate Loan was $6,875,000.
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

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

6.	Long-Term Obligations (continued)

Debt Issuance Costs

Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of year-end 2012, unamortized debt issuance costs, included in other assets in the accompanying consolidated balance sheet, were approximately $663,000.

7.	Commitments and Contingencies

Operating Leases

The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of income includes expenses from operating leases of $2,137,000, $2,043,000, and $1,919,000 in 2012, 2011, and 2010, respectively. The future minimum payments due under noncancelable operating leases as of December 29, 2012 are $2,117,000 in 2013; $1,657,000 in 2014; $813,000 in 2015; $397,000 in 2016; $106,000 in 2017 and $35,000 thereafter. Total future minimum lease payments are $5,125,000.

Letters of Credit and Bank Guarantees

Outstanding letters of credit and bank guarantees issued on behalf of the Company as applicant, principally relating to performance obligations and customer deposit guarantees, totaled $12,535,000 at year-end 2012. Certain of the Company’s contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Right of Recourse

In the ordinary course of business, the Company's subsidiaries in China may receive banker’s acceptance drafts from customers in payment of outstanding accounts receivable. These banker’s acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker’s acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker’s acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of December 29, 2012, the Company had $4,170,000 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker’s acceptance drafts have settled upon maturity without any claim of recourse against the Company.

Purchase Obligations

The Company has entered into an unconditional purchase obligation, in the ordinary course of business, for business network services, which includes minimum purchase obligations of $480,000 in 2013 and $600,000 in each of 2014 and 2015.

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

Litigation

From time to time, the Company is subject to various claims and legal proceedings covering a range of matters that arise in the ordinary course of business. Such litigation may include claims and counterclaims by and against the Company for breach of contract, canceled contracts, or alleged breaches of warranty and other contract commitments. For legal proceedings in which a loss is probable and estimable, the Company accrues a loss based on the low end of the range of estimated loss when there is no better estimate within the range. If the Company were found to be liable for any of the claims or counterclaims against it, the Company would incur a charge against earnings for amounts in excess of legal accruals.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

8.	Restructuring Costs and Other Expense (Income), Net

Other Expense (Income)

In 2012, other expense consisted of accelerated depreciation of $307,000 associated with the anticipated disposal of equipment in China related to a facility consolidation.
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

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

8.	Restructuring Costs and Other Expense (Income), Net (continued)

A summary of the changes in accrued restructuring costs included in other long-term liabilities in the accompanying consolidated balance sheet are as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
2011 Restructuring Plan
Balance at January 1, 2011	$–	$–	$–
Provision	408	–	408
Balance at December 31, 2011	$408	$–	$408
Provision reversal	(67)	–	(67)
Usage	(256)	–	(256)
Currency translation	3	–	3
Balance at December 29, 2012	$88	$–	$88

2009 Restructuring Plan
Balance at January 2, 2010	$2,302	$–	$2,302
Provision	105	–	105
Usage	(2,233)	–	(2,233)
Currency translation	(174)	–	(174)
Balance at January 1, 2011	$–	$–	$–

2008 Restructuring Plan
Balance at January 2, 2010	$1,334	$–	$1,334
Provision	71	71	142
Usage	(989)	(71)	(1,060)
Currency translation	17	–	17
Balance at January 1, 2011	$433	$–	$433
Usage	(94)	–	(94)
Currency translation	15	–	15
Balance at December 31, 2011	$354	$–	$354
Provision reversal	(8)	–	(8)
Usage	(182)	–	(182)
Currency translation	2	–	2
Balance at December 29, 2012	$166	$–	$166

The Company expects to pay the remaining accrued restructuring costs from 2013 to 2016.

9.	Discontinued Operation

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

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

9.	Discontinued Operation (continued)

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. As of December 31, 2011, the Company had accrued $2,577,000 for the estimated payment of claims, which was reduced by $1,574,000 in 2012. In 2012, the Company paid $647,000 with respect to approved claims under the class action settlement. As of December 29, 2012, the Company has accrued $40,000 for the payment of remaining claims under the class action settlement and $339,000 in related costs.
The discontinued operation had pre-tax operating income of $1,194,000 in 2012 and a pre-tax operating loss of $1,520,000 and $66,000 in 2011 and 2010, respectively.

10.	Derivatives

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement had a five-year term and a $15,000,000 notional value, which decreased to $10,000,000 on December 31, 2010, and to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company received a three-month LIBOR rate and paid a fixed rate of interest of 3.265% plus the applicable margin. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair values for these instruments as of December 29, 2012 are included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet. The Company has structured these interest rate swap agreements to be 100% effective, and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreement is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreement.
The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25,000,000, and a minimum consolidated interest charge coverage ratio of 3 to 1. As of December 29, 2012, the Company was in compliance with these covenants. The unrealized loss associated with the swap agreements was $1,048,000 as of December 29, 2012, which represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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
Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a gain of $12,000 and $4,000 in 2012 and 2011, respectively, and a loss of $34,000 in 2010, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

10.	Derivatives (continued)

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the consolidated balance sheet:

		2012		2011
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount (b)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$5	$269	$22	$421
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(161)	$3,180	$(462)	$6,635
Interest rate swap agreement	Other Current Liabilities	$(19)	$–	$–	$–
Interest rate swap agreements	Other Long-Term Liabilities	$(1,029)	$6,875	$(1,401)	$12,250

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Asset Position:
Forward currency-exchange contracts	Other Current Assets	$24	$1,013	$–	$–
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(12)	$815	$(82)	$1,775

(a)	See Note 11 for the fair value measurements relating to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during 2012 and 2011.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended December 29, 2012:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 31, 2011	$1,166	$267	$1,433
Loss reclassified to earnings (a)	(328)	(264)	(592)
Loss recognized in OCI	101	104	205
Unrealized loss, net of tax, at December 29, 2012	$939	$107	$1,046

(a)	Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying consolidated statement of income.

As of December 29, 2012, $346,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

11.	Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of December 29, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$19,768	$–	$–	$19,768
Forward currency-exchange contracts	$–	$29	$–	$29
Banker’s acceptance drafts (a)	$–	$9,794	$–	$9,794
Liabilities:
Forward currency-exchange contracts	$–	$173	$–	$173
Interest rate swap agreements	$–	$1,048	$–	$1,048

	Fair Value as of December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$13,983	$–	$–	$13,983
Forward currency-exchange contracts	$–	$22	$–	$22
Banker’s acceptance drafts (a)	$–	$16,042	$–	$16,042
Liabilities:
Forward currency-exchange contracts	$–	$544	$–	$544
Interest rate swap agreements	$–	$1,401	$–	$1,401

(a)	Included in accounts receivable in the accompanying consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2012. The Company’s financial assets and liabilities carried at fair value comprise cash equivalents, banker’s acceptance drafts, and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents include money market funds and bank deposits which are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of banker’s acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying amount and fair value of the Company’s debt obligations are as follows:

	2012		2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt obligations	$6,250	$6,250	$11,750	$11,750

The carrying amounts of long-term debt obligations approximate fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

Kadant Inc.	2012 Financial Statements

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
The Company’s Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment; fluid-handling systems; and doctoring, cleaning, and filtration systems and related consumables for the pulp and paper industry worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls. The Fiber-based Products business produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

(In thousands)	2012	2011	2010
Business Segment Information
Revenues by Product Line:
Papermaking Systems:
Stock-Preparation	$123,952	$131,914	$95,542
Doctoring, Cleaning, and Filtration (a)	104,493	92,333	82,344
Fluid-Handling	92,581	100,618	83,302
Papermaking Systems	$321,026	$324,865	$261,188
Fiber-based Products	10,725	10,595	8,841
	$331,751	$335,460	$270,029
Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems (b)	$48,618	$50,869	$37,281
Corporate and Fiber-based Products	(12,174)	(12,159)	(12,332)
Total operating income	36,444	38,710	24,949
Interest expense, net	(514)	(567)	(1,101)
	$35,930	$38,143	$23,848

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

12.	Business Segment and Geographical Information (continued)

(In thousands)	2012	2011	2010
Total Assets:
Papermaking Systems	$347,540	$340,227	$314,929
Corporate and Fiber-based Products (c)	10,895	16,496	21,442
Total Assets from Continuing Operations	358,435	356,723	336,371
Total Assets from Discontinued Operation	513	1,675	401
	$358,948	$358,398	$336,772
Depreciation and Amortization:
Papermaking Systems	$7,903	$7,455	$6,750
Corporate and Fiber-based Products	481	481	478
	$8,384	$7,936	$7,228
Capital Expenditures:
Papermaking Systems	$3,982	$7,751	$3,022
Corporate and Fiber-based Products	268	279	386
	$4,250	$8,030	$3,408
Geographical Information
Revenues (d):
United States	$128,663	$123,614	$111,034
China	53,242	62,615	37,371
Other	149,846	149,231	121,624
	$331,751	$335,460	$270,029
Long-lived Assets (e):
United States	$13,702	$14,578	$14,890
China	15,136	15,789	12,220
Other	10,330	9,728	9,801
	$39,168	$40,095	$36,911
Export Revenues Included in United States Revenues Above (f)	$20,871	$16,512	$9,881

(a)	Formerly presented separately as doctoring, water-management and other product lines. Prior period amounts have been recast to conform to the current presentation.
(b)	Includes restructuring costs and other expense (income), net, including costs of $0.3 million in 2012 and income of $1.9 million and $1.0 million in 2011 and 2010, respectively (see Note 8).
(c)	Primarily includes cash and cash equivalents and property, plant, and equipment.
(d)	Revenues are attributed to countries based on customer location. Prior period amounts have been recast to conform to the current presentation.
(e)	Represents property, plant, and equipment, net.
(f)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

13.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

(In thousands, except per share amounts)	2012	2011	2010
Amounts Attributable to Kadant:
Income from Continuing Operations	$30,880	$33,584	$18,409
Income (Loss) from Discontinued Operation	743	(9)	98
Net Income	$31,623	$33,575	$18,507
Basic Weighted Average Shares	11,456	12,124	12,339
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	134	137	127
Diluted Weighted Average Shares	11,590	12,261	12,466
Basic Earnings per Share:
Continuing Operations	$2.70	$2.77	$1.49
Discontinued Operation	$0.06	$–	$0.01
Net Income per Basic Share	$2.76	$2.77	$1.50
Diluted Earnings per Share:
Continuing Operations	$2.66	$2.74	$1.48
Discontinued Operation	$0.06	$–	$–
Net Income per Diluted Share	$2.73	$2.74	$1.48

Options to purchase 150,000 shares, 67,500 shares, and 99,300 shares of common stock were not included in the computation of diluted earnings per share for 2012, 2011, and 2010, respectively, because the options’ exercise prices were greater than the average market price for the common stock and the effect would have been antidilutive. In addition, the dilutive effect of restricted stock units totaling 28,500, 45,700, and 22,100 shares of common stock was not included in the computation of diluted earnings per share in 2012, 2011, and 2010, respectively, as the effect would have been antidilutive or, for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting periods during the year.

14.	Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders’ equity in the accompanying consolidated balance sheet, including foreign currency translation adjustments, deferred losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred losses on hedging instruments.
Accumulated other comprehensive items in the accompanying consolidated balance sheet consist of the following:

(In thousands)	2012	2011
Foreign Currency Translation Adjustments	$8,124	$3,836
Unrecognized Prior Service Cost	(748)	(801)
Deferred Loss on Pension and Other Post-Retirement Plans	(9,645)	(9,557)
Deferred Loss on Hedging Instruments	(1,046)	(1,433)
	$(3,315)	$(7,955)

Amounts reclassified from accumulated other comprehensive items to net income are as follows:

(In thousands)	2012	2011	2010
Loss on Pension and Other Post-Retirement Plans	$494	$347	$283
Loss on Hedging Instruments	592	417	572

Kadant Inc.	2012 Financial Statements

Notes to Consolidated Financial Statements

15.	Unaudited Quarterly Information

2012 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$84,113	$82,982	$86,601	$78,055
Gross Profit	38,372	36,298	37,596	33,536
Amounts Attributable to Kadant:
Income from Continuing Operations	7,114	6,546	7,617	9,603
(Loss) Income from Discontinued Operation (a)	(61)	(3)	844	(37)
Net Income Attributable to Kadant	$7,053	$6,543	$8,461	$9,566
Basic Earnings per Share:
Continuing Operations	$.61	$.57	$.67	$.85
Net Income Attributable to Kadant	$.61	$.57	$.75	$.85
Diluted Earnings per Share:
Continuing Operations	$.61	$.56	$.66	$.84
Net Income Attributable to Kadant	$.60	$.56	$.74	$.83

2011 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$71,680	$82,457	$84,358	$96,965
Gross Profit	34,093	37,706	36,011	37,403
Amounts Attributable to Kadant:
Income from Continuing Operations (b)	5,795	7,309	9,804	10,676
(Loss) Income from Discontinued Operation (c)	(4)	(5)	(1,156)	1,156
Net Income Attributable to Kadant	$5,791	$7,304	$8,648	$11,832
Basic Earnings per Share:
Continuing Operations	$.47	$.59	$.81	$.91
Net Income Attributable to Kadant	$.47	$.59	$.71	$1.01
Diluted Earnings per Share:
Continuing Operations	$.47	$.59	$.80	$.90
Net Income Attributable to Kadant	$.47	$.59	$.70	$1.00

(a)	Includes a $1.5 million reduction to the estimated liability for the claims under the class action lawsuit in the third quarter of 2012.
(b)	Includes a $2.3 million pre-tax gain on the sale of real estate in the third quarter of 2011.
(c)	Includes a $1.2 million warranty and legal provision and a $1.2 million tax benefit in the third and fourth quarters of 2011, respectively.

16.	Subsequent Event

On February 26, 2013, the Company’s board of directors approved the initiation of a quarterly cash dividend. The first cash dividend of $0.125 per outstanding share of common stock will be paid on May 9, 2013 to stockholders of record on April 11, 2013.

Kadant Inc.
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Provision Charged to (Income) Expense	Accounts Recovered	Accounts Written Off	Currency Translation	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 29, 2012	$2,308	$(14)	$30	$(56)	$38	$2,306
Year Ended December 31, 2011	$2,185	$1,249	$92	$(1,213)	$(5)	$2,308
Year Ended January 1, 2011	$2,493	$455	$111	$(835)	$(39)	$2,185

Description	Balance at Beginning of Year	Provision Charged to (Income) Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (a)
Year Ended December 29, 2012	$762	$(75)	$(438)	$5	$254
Year Ended December 31, 2011	$433	$408	$(94)	$15	$762
Year Ended January 1, 2011	$3,636	$247	$(3,293)	$(157)	$433

(a)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.