Form 10-Q
period 2013-03-30
KADANT INC
filed 2013-05-08
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, $.01 par value	11,205,667

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	March 30,	December 29,
(In thousands)	2013	2012

Current Assets:
Cash and cash equivalents	$58,402	$54,553
Accounts receivable, less allowances of $2,246 and $2,306 (Note 2)	57,902	59,359
Inventories (Note 1)	42,349	42,077
Unbilled contract costs and fees	3,382	2,800
Other current assets	19,872	16,291
Assets of discontinued operation	506	513
Total Current Assets	182,413	175,593

Property, Plant, and Equipment, at Cost	106,666	109,046
Less: accumulated depreciation and amortization	68,955	69,878
	37,711	39,168

Other Assets	34,981	36,240

Goodwill	106,153	107,947

Total Assets	$361,258	$358,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders’ Equity

	March 30,	December 29,
(In thousands, except share amounts)	2013	2012

Current Liabilities:
Current maturities of long-term obligations	$500	$625
Accounts payable	22,883	23,124
Accrued payroll and employee benefits	13,582	16,358
Customer deposits	17,877	14,811
Accrued warranty costs (Note 1)	4,119	4,462
Deferred revenue	4,787	3,918
Other current liabilities	12,455	11,615
Liabilities of discontinued operation	296	379
Total Current Liabilities	76,499	75,292

Other Long-Term Liabilities	28,439	27,439

Long-Term Obligations (Note 5)	6,125	6,250

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	93,216	95,448
Retained earnings	234,212	230,329
Treasury stock at cost, 3,418,492 and 3,493,546 shares	(72,708)	(74,025)
Accumulated other comprehensive items (Note 8)	(6,043)	(3,315)
Total Kadant Stockholders’ Equity	248,823	248,583
Noncontrolling interest	1,372	1,384
Total Stockholders’ Equity	250,195	249,967

Total Liabilities and Stockholders’ Equity	$361,258	$358,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In thousands, except per share amounts)	2013	2012

Revenues	$76,204	$84,113

Costs and Operating Expenses:
Cost of revenues	40,178	45,741
Selling, general, and administrative expenses	26,950	26,143
Research and development expenses	1,704	1,532
Other expense	–	307
	68,832	73,723

Operating Income	7,372	10,390

Interest Income	109	94
Interest Expense	(165)	(209)

Income from Continuing Operations Before Provision for Income Taxes	7,316	10,275
Provision for Income Taxes (Note 4)	1,967	3,138

Income from Continuing Operations	5,349	7,137
Loss from Discontinued Operation (net of income tax benefit of $17 and $49)	(29)	(61)

Net Income	5,320	7,076

Net Income Attributable to Noncontrolling Interest	(36)	(23)

Net Income Attributable to Kadant	$5,284	$7,053

Amounts Attributable to Kadant:
Income from Continuing Operations	$5,313	$7,114
Loss from Discontinued Operation	(29)	(61)
Net Income Attributable to Kadant	$5,284	$7,053

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$0.48	$0.61
Diluted	$0.47	$0.61

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.47	$0.61
Diluted	$0.47	$0.60

Weighted Average Shares (Note 3):
Basic	11,163	11,653

Diluted	11,267	11,729

Cash Dividend Declared per Common Share	$0.125	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012

Net Income	$5,320	$7,076

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(3,108)	3,802
Pension and Other Post-Retirement Liability Adjustments, net (net of tax provision of $77 and $68 in 2013 and 2012, respectively)	137	105
Deferred Gain on Hedging Instruments (net of tax provision of $29 and $86 in 2013 and 2012, respectively)	195	164
	(2,776)	4,071
Comprehensive Income	2,544	11,147
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	12	(57)
Comprehensive Income Attributable to Kadant	$2,556	$11,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012

Operating Activities:
Net income attributable to Kadant	$5,284	$7,053
Net income attributable to noncontrolling interest	36	23
Loss from discontinued operation	29	61
Income from continuing operations	5,349	7,137
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,953	2,243
Stock-based compensation expense	1,269	1,074
Benefit for recoveries on accounts receivable	(158)	(319)
Gain on the sale of property, plant, and equipment	(78)	(10)
Other items, net	(210)	305
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	1,092	797
Unbilled contract costs and fees	(621)	(5,160)
Inventories	(592)	(558)
Other current assets	(829)	(197)
Accounts payable	83	(362)
Other current liabilities	(7)	(8,736)
Contributions to pension plan	(270)	(240)
Net cash provided by (used in) continuing operations	6,981	(4,026)
Net cash used in discontinued operation	(106)	(75)
Net cash provided by (used in) operating activities	6,875	(4,101)

Investing Activities:
Purchases of property, plant, and equipment	(1,178)	(258)
Proceeds from sale of property, plant, and equipment	222	113
Acquisition consideration	–	(25)
Net cash used in continuing operations for investing activities	(956)	(170)

Financing Activities:
Repayments of long-term obligations	(4,750)	(125)
Proceeds from issuance of long-term obligations	4,500	–
Purchases of Company common stock	(1,334)	(1,281)
Proceeds from issuance of Company common stock	337	106
Change in restricted cash	–	271
Other, net	303	122
Net cash used in continuing operations for financing activities	(944)	(907)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(1,126)	852

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	3,849	(4,326)
Cash and Cash Equivalents at Beginning of Period	54,553	46,950
Cash and Cash Equivalents at End of Period	$58,402	$42,624

Non-cash Financing Activities:
Issuance of Company common stock	$2,191	$1,690
Dividends declared but unpaid	$1,401	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(In thousands, except share	Common Stock		Capital in Excess of	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
amounts)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Interest	Equity

Balance at December 31, 2011	14,624,159	$146	$93,701	$198,706	2,983,717	$(62,118)	$(7,955)	$1,150	$223,630

Net income	–	–	–	7,053	–	–	–	23	7,076

Activity under stock plans	–	–	(1,645)	–	(93,074)	1,939	–	–	294

Tax benefits related to employees’ and directors’ stock plans	–	–	122	–	–	–	–	–	122

Purchases of Company common stock	–	–	–	–	58,099	(1,281)	–	–	(1,281)

Other comprehensive items	–	–	–	–	–	–	4,037	34	4,071

Balance at March 31, 2012	14,624,159	$146	$92,178	$205,759	2,948,742	$(61,460)	$(3,918)	$1,207	$233,912

Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967

Net income	–	–	–	5,284	–	–	–	36	5,320

Dividend declared	–	–	–	(1,401)	–	–	–	–	(1,401)

Activity under stock plans	–	–	(2,535)	–	(125,054)	2,651	–	–	116

Tax benefits related to employees’ and directors’ stock plans	–	–	303	–	–	–	–	–	303

Purchases of Company common stock	–	–	–	–	50,000	(1,334)	–	–	(1,334)

Other comprehensive items	–	–	–	–	–	–	(2,728)	(48)	(2,776)

Balance at March 30, 2013	14,624,159	$146	$93,216	$234,212	3,418,492	$(72,708)	$(6,043)	$1,372	$250,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. and its subsidiaries’ (collectively, “we,” Kadant,” “the Company,” or “the Registrant”) continuing operations include one reportable operating segment, Papermaking Systems, and a separate product line, Fiber-based Products. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking and paper recycling and process industries. The Company’s principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls. Through its Fiber-based Products business, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications, as well as for oil and grease absorption.

Interim Financial Statements

The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company’s financial position at March 30, 2013, and its results of operations, comprehensive income and cash flows for the three-month periods ended March 30, 2013 and March 31, 2012. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 29, 2012 has been derived from the consolidated financial statements contained in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC.

Critical Accounting Policies

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of goodwill and intangible assets, inventories, pension obligations, and derivatives. A discussion of the application of these and other accounting policies is included in Notes 1 and 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Inventories

The components of inventories are as follows:

	March 30,	December 29,
(In thousands)	2013	2012

Raw Materials and Supplies	$20,168	$19,561
Work in Process	9,172	8,371
Finished Goods	13,009	14,145
	$42,349	$42,077

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

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

The changes in the carrying amount of accrued warranty costs included in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012

Balance at beginning of period	$4,462	$4,129
Provision	291	228
Usage	(555)	(528)
Currency translation	(79)	63
Balance at end of period	$4,119	$3,892

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Recent Accounting Pronouncements

Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update (ASU) No. 2013-02. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The Company adopted this ASU in the first quarter of fiscal 2013, which is disclosure-related only, and has provided the required disclosures in Note 8, “Accumulated Other Comprehensive Items.”

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance in this ASU gives the Company the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset, other than goodwill, is impaired. If the Company were to determine that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if the Company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount, and record an impairment charge, if any. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this ASU at the beginning of fiscal 2013, which did not have an effect on its consolidated financial statements.

2.	Banker’s Acceptance Drafts

The Company’s Chinese subsidiaries may receive banker’s acceptance drafts from customers as payment for their trade accounts receivable. The banker’s acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $8,552,000 and $9,794,000 at March 30, 2013 and December 29, 2012, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary obtains cash payment on the scheduled maturity date or discounts or transfers the banker’s acceptance drafts prior to maturity.

3.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands, except per share amounts)	2013	2012

Amounts Attributable to Kadant:
Income from Continuing Operations	$5,313	$7,114
Loss from Discontinued Operation	(29)	(61)
Net Income	$5,284	$7,053

Basic Weighted Average Shares	11,163	11,653
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	104	76
Diluted Weighted Average Shares	11,267	11,729

Basic Earnings per Share:
Continuing Operations	$0.48	$0.61
Discontinued Operation	$–	$(0.01)
Net Income per Basic Share	$0.47	$0.61

Diluted Earnings per Share:
Continuing Operations	$0.47	$0.61
Discontinued Operation	$–	$(0.01)
Net Income per Diluted Share	$0.47	$0.60

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Earnings per Share (continued)

Options to purchase approximately 111,000 and 107,000 shares of the Company’s common stock for the first quarters of 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price for the common stock during the period and the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 81,000 and 112,000 shares of common stock for the first quarters of 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

4.	Income Taxes

The provision for income taxes was $1,967,000 and $3,138,000 in the first quarters of 2013 and 2012, respectively, and represented 27% and 31% of pre-tax income. The effective tax rate of 27% in the first quarter of 2013 was lower than the Company’s statutory rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. Also, the effective tax rate was lower due to a statutory tax rate change in our overseas operations and the distribution of the Company’s worldwide earnings. The effective tax rate of 31% in the first quarter of 2012 was lower than the Company’s statutory rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods, the latter of which was due to an increase in the estimated 2012 income in the U.S.

5.	Long-Term Obligations

Long-term obligations are as follows:

	March 30,	December 29,
(In thousands)	2013	2012

Variable Rate Term Loan, due from 2013 to 2016	$6,625	$6,875
Less: Current Maturities	(500)	(625)
Long-Term Obligations, less Current Maturities	$6,125	$6,250

The weighted average interest rate for the Company’s long-term obligations was 6.38% as of March 30, 2013.

On August 3, 2012, the Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company’s total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted domestic cash. There were no borrowings outstanding under the 2012 Credit Agreement at March 30, 2013 (see Note 13 for additional information).

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Long-Term Obligations (continued)

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25,000,000, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of March 30, 2013, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of March 30, 2013, the Company had $99,922,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

6.	Stock-Based Compensation

Stock-based compensation expense of $1,269,000 and $1,074,000 in the first quarters of 2013 and 2012, respectively, was recognized within selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $7,933,000 at March 30, 2013, and will be recognized over a weighted average period of 1.9 years.

On March 6, 2013, the Company granted to executive officers of the Company performance-based restricted stock units (RSUs), which represented, in aggregate, the right to receive 60,360 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $25.98 per share. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2013 fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (adjusted EBITDA) generated from continuing operations for the 2013 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2013 fiscal year, all RSUs will be forfeited. In the first quarter of 2013, the Company recognized compensation expense based on the probable number of RSUs expected to vest, which was 100% of the target RSU amount. Following the adjustment, the RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2014, 2015, and 2016, provided that the executive officer is employed by the Company on the applicable vesting dates. In March 2013, the Company granted time-based RSUs representing 61,657 shares to its employees and non-employee directors. Also in March 2013, the Company granted options to purchase 92,912 shares of common stock to its executive officers.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Employee Benefit Plans

The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees at its Kadant Solutions division and its corporate office (included in the table below in “Pension Benefits”). The Company also sponsors a restoration plan for the benefit of certain executive officers who also participate in the noncontributory defined benefit retirement plan (included in the table below in “Other Benefits”). In addition, employees at certain of the Company’s subsidiaries participate in defined benefit retirement and post-retirement welfare benefit plans (included in the table below in “Other Benefits”).

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
(In thousands)	March 30, 2013		March 31, 2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$263	$53	$262	$39
Interest cost	301	70	320	58
Expected return on plan assets	(381)	(13)	(394)	–
Recognized net actuarial loss	151	21	154	9
Amortization of prior service cost	14	21	14	5
Net periodic benefit cost	$348	$152	$356	$111

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.89%	3.92%	4.28%	4.43%
Expected long-term return on plan assets	5.75%	–	6.25%	–
Rate of compensation increase	3.50%	3.67%	4.00%	3.48%

The Company made cash contributions of $270,000 to its Kadant Solutions division’s noncontributory defined benefit retirement plan in the first quarter of 2013 and expects to make cash contributions of $810,000 over the remainder of 2013. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

8.	Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders’ equity in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred losses on hedging instruments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Accumulated Other Comprehensive Items (continued)

The change in accumulated other comprehensive items (AOCI) by component, net of tax, in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 29, 2012	$8,124	$(748)	$(9,645)	$(1,046)	$(3,315)
Other comprehensive (loss) income before reclassifications	(3,060)	2	–	(47)	(3,105)
Reclassifications from AOCI	–	22	113	242	377
Net current period other comprehensive (loss) income	(3,060)	24	113	195	(2,728)
Balance at March 30, 2013	$5,064	$(724)	$(9,532)	$(851)	$(6,043)

Amounts reclassified out of accumulated other comprehensive items are as follows:

	Three Months Ended	Income Statement
(In thousands)	March 30, 2013	Line Item
Pension and Other Post-retirement Plans: (1)
Amortization of prior service cost	$(35)	Selling, general, and administrative expenses
Amortization of actuarial losses	(172)	Selling, general, and administrative expenses
Total expense before income taxes	(207)
Income tax benefit	72	Provision for income taxes
	(135)
Cash Flow Hedges: (2)
Interest rate swap agreements	(106)	Interest expense
Forward currency-exchange contracts	(43)	Revenues
Total expense before income taxes	(149)
Income tax expense	(93)	Provision for income taxes
	(242)
Total reclassifications	$(377)

(1)	Included in the computation of net periodic benefit costs. See Note 7 for additional information.
(2)	See Note 9 for additional information.

9.	Derivatives

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Derivatives (continued)

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

Interest Rate Swaps

The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement had a five-year term and expired on February 13, 2013. The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest. The swap agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value for this instrument as of March 30, 2013 is included in other long-term liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreement to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreement is remote based on the Company’s financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25,000,000, and a minimum consolidated interest coverage ratio of 3 to 1. As of March 30, 2013, the Company was in compliance with these covenants. The unrealized loss of $943,000 as of March 30, 2013, represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a loss of $2,000 in the first quarters of 2013 and 2012 included in selling, general, and administrative expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company’s financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Derivatives (continued)

The following table summarizes the fair value of the Company’s derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		March 30, 2013		December 29, 2012
	Balance Sheet	Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$2	$269	$5	$269
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(187)	$2,360	$(161)	$3,180
Interest rate swap agreement	Other Current Liabilities	$–	$–	$(19)	$–
Interest rate swap agreement	Other Long-Term Liabilities	$(943)	$6,625	$(1,029)	$6,875

Derivatives Not Designated as Hedging Instruments:
Derivatives in a Asset Position:
Forward currency-exchange contracts	Other Current Assets	$–	$–	$24	$1,013
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(2)	$507	$(12)	$815

(a)	See Note 10 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company’s derivative activity during the first quarter of 2013.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company’s derivative instruments designated as cash flow hedges as of and for the period ended March 30, 2013:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 29, 2012	$(939)	$(107)	$(1,046)
Loss reclassified to earnings (a)	213	29	242
Loss recognized in OCI	(1)	(46)	(47)
Unrealized loss, net of tax, at March 30, 2013	$(727)	$(124)	$(851)

(a) Included in interest expense and provision for income taxes for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of income.

The loss reclassified to earnings of $213,000 related to the interest rate swap agreements includes a loss of $145,000 reclassified to provision for income taxes due to the expiration of the 2008 Swap Agreement.

As of March 30, 2013, $532,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company’s own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of March 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$30,616	$–	$–	$30,616
Banker’s acceptance drafts (a)	$–	$8,552	$–	$8,552
Forward currency-exchange contracts	$–	$2	$–	$2

Liabilities:
Forward currency-exchange contracts	$–	$189	$–	$189
Interest rate swap agreements	$–	$943	$–	$943

	Fair Value as of December 29, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$19,768	$–	$–	$19,768
Banker’s acceptance drafts (a)	$–	$9,794	$–	$9,794
Forward currency-exchange contracts	$–	$29	$–	$29

Liabilities:
Forward currency-exchange contracts	$–	$173	$–	$173
Interest rate swap agreements	$–	$1,048	$–	$1,048

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2013. The Company’s financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company’s foreign currency and interest rate risks. The Company’s cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker’s acceptance drafts approximates their fair value due to their short-term nature. The fair values of the Company’s interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company’s forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Fair Value Measurements (continued)

The carrying value and fair value of the Company’s long-term debt obligations are as follows:

	March 30, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$6,125	$6,125	$6,250	$6,250

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

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012

Revenues:
Papermaking Systems	$72,397	$80,150
Fiber-based Products	3,807	3,963
	$76,204	$84,113

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$9,944	$12,104
Corporate and Fiber-based Products (a)	(2,572)	(1,714)
Total Operating Income	7,372	10,390
Interest Expense, Net	(56)	(115)
	$7,316	$10,275

Capital Expenditures:
Papermaking Systems	$1,172	$258
Corporate and Fiber-based Products	6	–
	$1,178	$258

 (a)   Corporate primarily includes general and administrative expenses.

12.	Contingencies and Litigation

Right of Recourse

 In the ordinary course of business, the Company’s subsidiaries in China may receive banker’s acceptance drafts from customers in payment of outstanding accounts receivable. These banker’s acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company’s subsidiaries in China may use these banker’s acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker’s acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of March 30, 2013 and December 29, 2012, the Company had $4,217,000 and $4,170,000, respectively, of banker’s acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker’s acceptance drafts have settled upon maturity without any claim of recourse against the Company.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Contingencies and Litigation (continued)

Discontinued Operation

In 2005, the Company’s Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to a third party. Composites LLC ceased doing business in September 2007 after it had expended all of the cash proceeds from the sale to administer and pay warranty claims related to certain decking and roofing products. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. As of March 30, 2013, the Company has accrued $33,000 for the payment of remaining claims under the class action settlement and $263,000 in related costs.

General

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

13.	Subsequent Events

Acquisitions

On April 12, 2013, the Company acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for Brazilian reals (BRL) 16,046,000 in cash, or approximately $8,100,000. CBTI is a long-time licensee of the Company’s doctoring, cleaning, and filtration, and stock-preparation products and is also a supplier of industrial drying systems. This acquisition enhances the Company’s strategy of expanding its presence in emerging markets. At the closing date, approximately BRL 7,000,000, or $3,500,000, of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. Approximately BRL 3,000,000, or $1,500,000, of the escrow fund will be released to the sellers on or about January 31, 2014, and the balance will be released on various dates over a five-year period ending on the fifth anniversary of the closing date, less the amount of any claims in each instance.

On May 3, 2013, the Company acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for Euros (EUR) 6,000,000 in cash, or approximately $7,900,000. This acquisition will expand the Company’s product offerings in its Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss has a large installed base and a high proportion of its revenues are parts and consumables products. At the closing date, approximately EUR 900,000 of the purchase price was retained to fund certain anticipated redundancy payments in Sweden and EUR 1,500,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the first and second anniversaries of the closing date.

Revolving Credit Facility

Subsequent to the end of the first quarter of 2013, the Company borrowed approximately $10,000,000 from available funds under its revolving credit facility as permitted in the 2012 Credit Agreement, which was used primarily to fund the acquisitions of CBTI and Noss.

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

Papermaking Systems Segment

Our Papermaking Systems segment consists of the following product lines: Stock-Preparation; Fluid-Handling; and Doctoring, Cleaning, & Filtration.

-
Stock-Preparation: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine; recausticizing and evaporation equipment and systems used in the production of virgin pulp;

-
Fluid-Handling: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; and

-
Doctoring, Cleaning, & Filtration: doctoring systems and related consumables that continuously clean rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; profiling systems that control moisture, web curl, and gloss during paper converting; and systems and equipment used to continuously clean paper machine fabrics and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse.

Fiber-based Products

We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

KADANT INC.

Overview (continued)

Recent Acquisitions

On April 12, 2013, we acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for Brazilian reals (BRL) 16 million in cash, or approximately $8.1 million. CBTI is a long-time licensee of our doctoring, cleaning, and filtration products and stock-preparation products and is also a supplier of industrial drying systems. This acquisition enhances our strategy of expanding our presence in emerging markets.

On May 3, 2013, we acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for Euros (EUR) 6 million in cash, or approximately $7.9 million. This acquisition expands our product offerings in our Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss has a large installed base and a high proportion of its revenues are parts and consumables products.

International Sales

During the first quarters of 2013 and 2012, approximately 58% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries’ functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Application of Critical Accounting Policies and Estimates” in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2012 that warrant disclosure.

KADANT INC.

Overview (continued)

Industry and Business Outlook

Our products are primarily sold to the global pulp and paper industry. In North America, the paper industry performed relatively well in 2012 and industry analysts expect overall production levels to remain flat in 2013, while increases are forecasted in containerboard and tissue grades. Our bookings in North America increased 19% sequentially and 3% in the first quarter of 2013 compared to the prior year period. The sequential increase was primarily due to an increase in orders for parts and consumables products at our Fluid-Handling and our Doctoring, Cleaning, & Filtration product lines as well as increased demand at our Fiber-based Products business. In Europe, the strained market conditions have continued to impact the paper industry with the announcement of closures of newsprint capacity and declining price trends for most paper grades. Despite these challenging economic conditions, our bookings in Europe increased 28% sequentially and 39% in the first quarter of 2013 compared to the prior year period primarily due to the receipt of two large capital orders in our Stock-Preparation product line. In China, the economy attained a 7.7% annual growth rate in the first quarter of 2013. Although the rate of economic growth continues to be relatively strong, the timing for the addition of new capacity remains somewhat uncertain and is highly dependent on the markets’ ability to absorb existing capacity, particularly in containerboard. Our bookings in China increased 21% sequentially and 71% in the first quarter of 2013 compared to a weak first quarter of 2012 primarily due to an increase in capital projects.

During the second quarter, we expect to realize a gain of approximately $0.10 per diluted share from the sale of a building in China. In addition, for the second quarter and the full year, we expect a modest amount of accretion from the operating results of CBTI. Including these items, we expect to achieve diluted earnings per share (EPS) from continuing operations of $0.53 to $0.55 in the second quarter of 2013 on revenues of $79 to $82 million. For the full year, we are raising our guidance and expect to achieve diluted EPS from continuing operations of $2.00 to $2.10 on revenues of $336 to $343 million, revised from our previous guidance of $1.80 to $1.90 on revenues of $320 to $330 million. This guidance does not include any potential restructuring costs from the acquisition of CBTI or the results of the Noss acquisition.

Results of Operations

First Quarter 2013 Compared With First Quarter 2012

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2013 and 2012. The results of operations for the fiscal quarter ended March 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	March 30,	March 31,
	2013	2012

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	53	54
Selling, general, and administrative expenses	35	31
Research and development expenses	2	2
Other expense	–	1
	90	88

Operating Income	10	12

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	10	12
Provision for Income Taxes	(3)	(4)

Income from Continuing Operations	7%	8%

KADANT INC.

Results of Operations (continued)

Revenues

Revenues for the first quarters of 2013 and 2012 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012

Revenues:
Papermaking Systems	$72,397	$80,150
Fiber-based Products	3,807	3,963
	$76,204	$84,113

Papermaking Systems Segment. Revenues decreased $7.7 million, or 10%, to $72.4 million in the first quarter of 2013 from $80.1 million in the first quarter of 2012, including a $0.3 million increase from the favorable effects of currency translation. Revenues in our Stock-Preparation product line decreased $9.7 million, or 30%, due to decreased spending by our customers on large capital equipment. As a percentage of total revenues, our capital products decreased to 33% in the first quarter of 2013 from 42% in the first quarter of 2012.

Fiber-based Products. Revenues decreased $0.2 million, or 4%, to $3.8 million in the first quarter of 2013 from $4.0 million in the first quarter of 2012 primarily due to decreased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2013 and 2012, and the changes in revenues by product line between the first quarters of 2013 and 2012 excluding the effect of currency translation. The increase (decrease) in revenues excluding the effect of currency translation represents the increase (decrease) resulting from the conversion of the first quarter of 2013 revenues in local currency into U.S. dollars at the 2012 exchange rates, and then comparing this result to the actual revenues in the first quarter of 2012. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP (generally accepted accounting principles) measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods or forecasts. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	March 30, 2013	March 31, 2012	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Doctoring, Cleaning, & Filtration (a)	$25.9	$25.0	$0.9	$0.6
Fluid-Handling	23.5	22.4	1.1	1.2
Stock-Preparation	23.0	32.7	(9.7)	(9.8)
	$72.4	$80.1	$(7.7)	$(8.0)

(a)	Amounts were formerly presented separately as Doctoring, Water-Management, and Other product lines. Prior period amounts have been recast to conform to the current presentation.

Revenues from our Doctoring, Cleaning, & Filtration product line in the first quarter of 2013 increased $0.6 million, or 2%, excluding a $0.3 million favorable effect of currency translation, compared to the prior year period primarily due to increased demand for our capital products in Europe and China. In our Fluid-Handling product line, revenues in the first quarter of 2013 increased $1.2 million, or 6%, excluding a $0.1 million unfavorable effect of currency translation, compared to the prior year period primarily due to higher demand for our capital products in North America. Revenues in our Stock-Preparation product line in the first quarter of 2013 decreased $9.8 million, or 30%, excluding a $0.1 million favorable effect of currency translation, compared to the first quarter of 2012 due to decreased demand for our capital products at our North American operation, and to a lesser extent, our Chinese and European operations.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin

Gross profit margins for the first quarters of 2013 and 2012 are as follows:

	Three Months Ended
	March 30,	March 31,
	2013	2012

Gross Profit Margin:
Papermaking Systems	46.9%	45.1%
Fiber-based Products	54.7	56.3
	47.3%	45.6%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 46.9% in the first quarter of 2013 from 45.1% in the first quarter of 2012. This improvement resulted from increased gross profit margins in our Stock-Preparation product line due to higher margins on our parts and consumables products as well as higher margins on a number of smaller capital projects. Partially offsetting this increase was a decrease in gross profit margins in our Fluid-Handling product line.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 54.7% in the first quarter of 2013 from 56.3% in the first quarter of 2012 due to lower production volumes.

Operating Expenses

Selling, general, and administrative expenses as a percentage of revenues were 35% and 31% in the first quarters of 2013 and 2012, respectively. Selling, general, and administrative expenses increased $0.8 million, or 3%, to $26.9 million in the first quarter of 2013 from $26.1 million in the first quarter of 2012 due to higher selling expenses and $0.3 million in acquisition-related costs.

Total stock-based compensation expense was $1.3 million and $1.1 million in the first quarters of 2013 and 2012, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses increased $0.2 million to $1.7 million in the first quarter of 2013 compared to $1.5 million in the first quarter of 2012 and represented 2% of revenues in both periods.

Other Expense

We recorded accelerated depreciation of $0.3 million in the first quarter of 2012 due to the disposal of equipment in China related to a facility consolidation.

Interest Income

Interest income was $0.1 million in both the first quarters of 2013 and 2012.

Interest Expense

Interest expense was $0.2 million in both the first quarters of 2013 and 2012.

Provision for Income Taxes

Our provision for income taxes was $2.0 million and $3.1 million in the first quarters of 2013 and 2012, respectively, and represented 27% and 31% of pre-tax income. The effective tax rate of 27% in the first quarter of 2013 was lower than our statutory rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. Also, the effective tax rate was lower due to a statutory tax rate change in our overseas operations and the distribution of our worldwide earnings. The effective tax rate of 31% in the first quarter of 2012 was lower than our statutory rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods, the latter of which was due to an increase in the estimated 2012 income in the U.S.

KADANT INC.

Results of Operations (continued)

Income from Continuing Operations

Income from continuing operations decreased $1.8 million to $5.3 million in the first quarter of 2013 from $7.1 million in the first quarter of 2012. The decrease in the 2013 period was primarily due to a decrease in operating income of $3.0 million (see Revenues and Gross Profit Margin discussed above). This decrease was offset in part by a $1.2 million decrease in our provision for income taxes primarily as a result of a decrease in pre-tax income in the first quarter of 2013 compared to the prior year period.

Loss from Discontinued Operation

Loss from the discontinued operation was $29 thousand and $61 thousand in the first quarters of 2013 and 2012, respectively.

Recent Accounting Pronouncements

Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. We adopted this ASU in the first quarter of fiscal 2013, which is disclosure-related only.

Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance in this ASU gives us the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset, other than goodwill, is impaired. If we were to determine that it is more likely than not that the fair value of such an asset exceeds its carrying amount, we would not need to calculate the fair value of the asset in that year. However, if we conclude otherwise, we must calculate the fair value of the asset, compare that value with its carrying amount, and record an impairment charge, if any. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this ASU at the beginning of fiscal 2013, which did not have an effect on our consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $105.9 million at March 30, 2013, compared with $100.3 million at December 29, 2012. Included in working capital are cash and cash equivalents of $58.4 million at March 30, 2013, compared with cash and cash equivalents of $54.6 million at December 29, 2012. At March 30, 2013, $56.9 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2013

Our operating activities provided cash of $6.9 million in the first quarter of 2013, primarily from our continuing operations. Working capital used cash of $0.9 million in the first quarter of 2013, including $0.8 million for other current assets, $0.6 million for inventory and $0.6 million for unbilled contract costs and fees. The increase in other current assets was primarily due to advance payments to suppliers. The increase in inventory was due to increased work in process compared to the prior year and the increase in unbilled contract costs and fees was due to the timing of billings. These uses of cash were offset in part by a decrease in accounts receivable, which provided cash of $1.1 million in the first quarter of 2013 primarily due to lower revenues in the first quarter of 2013 compared to the prior period.

Our investing activities used cash of $1.0 million in the first quarter of 2013, including $1.2 million to purchase property, plant, and equipment, offset in part by $0.2 million of proceeds from the sale of property, plant, and equipment.

Our financing activities used cash of $0.9 million in the first quarter of 2013, including $1.3 million for the repurchase of our common stock on the open market and $4.8 million for principal payments on our debt obligations. These uses of cash were offset in part by $4.5 million received from borrowings under the 2012 Credit Agreement in the first quarter of 2013.

KADANT INC.

Liquidity and Capital Resources (continued)

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

2012 Revolving Credit Facility

On August 3, 2012, we entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. There were no borrowings outstanding under the 2012 Credit Agreement at March 30, 2013.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25 million, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of March 30, 2013, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

Commercial Real Estate Loan

On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of March 30, 2013, the remaining balance on the 2006 Commercial Real Estate Loan was $6.6 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin.

KADANT INC.

Liquidity and Capital Resources (continued)

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

Interest Rate Swap Agreements

To hedge the exposure to movements in the 3-month LIBOR rate on outstanding debt, on February 13, 2008, we entered into a swap agreement (2008 Swap Agreement). The 2008 Swap Agreement had a five-year term and expired on February 13, 2013. We also entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of March 30, 2013, the interest rate swap agreement had an unrealized loss of $0.9 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the 2006 Swap Agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25 million, and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $0.9 million associated with the swap agreement as of March 30, 2013, represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources

On October 29, 2012, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. Through March 30, 2013, we had repurchased 244,733 shares of our common stock for $6.0 million under this authorization.

On February 26, 2013, our board of directors approved the initiation of a quarterly cash dividend. The first cash dividend of $0.125 per outstanding share of our common stock totaled $1.4 million and will be paid on May 9, 2013 to all stockholders of record on April 11, 2013.  Future declarations of dividends are subject to board of directors’ approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

On April 12, 2013, we acquired all the outstanding stock of CBTI for BRL 16 million in cash, or approximately $8.1 million. At the closing date, approximately BRL 7 million, or $3.5 million, of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers (Escrow Fund). Approximately BRL 3 million, or $1.5 million, of the Escrow Fund will be released to the sellers on or about January 31, 2014, and the balance will be released on various dates over a five-year period ending on the fifth anniversary of the closing date, less the amount of any claims in each instance.

On May 3, 2013, we acquired certain assets of Noss, a Sweden-based supplier of high-efficiency cleaners and approach flow systems, for EUR 6 million in cash, or approximately $7.9 million. At the closing date, approximately EUR 0.9 million of the purchase price was retained to fund certain anticipated redundancy payments in Sweden and EUR 1.5 million of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the first and second anniversaries of the closing date.

Subsequent to the end of the first quarter of 2013, we borrowed approximately $10 million from available funds under our revolving credit facility as permitted in the 2012 Credit Agreement, which was used primarily to fund the acquisitions of CBTI and Noss.

KADANT INC.

Liquidity and Capital Resources (continued)

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through March 30, 2013, we have not provided for U.S. income taxes on approximately $129.0 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.6 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $3 to $4 million during the remainder of 2013 for property, plant, and equipment.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2012 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC.

Item 4 – Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. The term “disclosure controls and procedures,” as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)       Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KADANT INC.

Our business is dependent on worldwide and local economic conditions as well as the condition of the pulp and paper industry.

We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. A significant portion of our revenues are from customers based in Europe and China. The economic recession in Europe and uncertainty due to the risk of sovereign debt defaults by certain European countries adversely affected our revenues and bookings in Europe in 2012. In addition, our revenues and bookings in China in 2012 were adversely affected by the slowing economic growth rates experienced in early 2012, although the growth rate appeared to recover in early 2013. The timing for the addition of new capacity in the paper markets in China remains uncertain and is highly dependent on the markets’ ability to absorb existing capacity. These uncertainties in the global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers’ products, and as a consequence, our products and services, especially our capital equipment systems and products, and our financial results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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
 Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by a period of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Paper companies in China have brought and are scheduled to bring online capacity additions; however, this capacity growth has been uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This has negatively affected our bookings and revenues in China in the past, and may negatively affect our bookings and revenues in China in the future.
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

KADANT INC.

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

During the first quarters of 2013 and 2012, approximately 58% and 60%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including operations in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates that impact our business in many ways. Although we seek to charge our customers in the same currency in which our operating costs are incurred, fluctuations in currency exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products we provide in international markets. Our subsidiaries occasionally invoice third-party customers in currencies other than their functional currency. Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and results of operations. In addition, reported revenues made in non-U.S. currencies by our subsidiaries, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movements.  Any of these factors could have a material adverse impact on our business and results of operations. Furthermore, while some risks can be hedged using derivatives or other financial instruments, or may be insurable, such attempts to mitigate these risks may be costly and not always successful.

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

Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of March 30, 2013, all of our outstanding floating rate debt was hedged through an interest rate swap agreement. The unrealized loss associated with this swap agreement was $0.9 million as of March 30, 2013. This unrealized loss represents the estimated amount for which the swap agreement could be settled. The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If this swap agreement were to be terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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
Furthermore, our 2012 Credit Agreement requires that any amounts borrowed under the facility be repaid before the maturity date in 2017. If we are unable to roll over the amounts borrowed into a new credit facility and we do not have sufficient cash in the United States to repay our borrowings, we may need to repatriate cash from our overseas operations to fund the repayment and we would be required to pay taxes on the repatriated amounts. Such repatriation would have an adverse effect on our effective tax rate and cash flows.

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

Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:
–	competition with other prospective buyers resulting in our inability to complete an acquisition or in us paying a substantial premium over the fair value of the net assets of the acquired business,
–	inability to obtain regulatory approvals, including antitrust approvals,
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
–	diversion of management’s attention away from other business concerns,
–	inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquisition,
–	assumption of significant liabilities, some of which may be unknown at the time,
–	potential future impairment of the value of goodwill and intangible assets acquired, and
–	identification of internal control deficiencies of the acquired business.

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

KADANT INC.

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

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the first quarter of 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
12/30/12 – 1/31/13	–	–	–	$15,307,389
2/1/13 – 2/28/13	–	–	–	$15,307,389
3/1/13 – 3/30/13	50,000	$26.68	50,000	$13,973,386
Total:	50,000	$26.68	50,000

(1)
On October 29, 2012, our board of directors authorized and announced the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the first quarter of 2013, we repurchased 50,000 shares of our common stock for $1.3 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May, 2013.

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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Income for the three months ended March 30, 2013 and March 31, 2012, (ii) Condensed Consolidated Balance Sheet at March 30, 2013 and December 29, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2013 and March 31, 2012,  (v) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 30, 2013 and March 31, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.