Form 10-Q
period 2013-06-29
KADANT INC
filed 2013-08-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, $.01 par value	11,161,917

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	June 29,	December 29,
(In thousands)	2013	2012

Current Assets:
Cash and cash equivalents	$64,322	$54,553
Restricted cash (Note 1)	165	-
Accounts receivable, less allowances of $2,204 and $2,306 (Note 1)	63,025	59,359
Inventories (Note 1)	54,052	42,077
Unbilled contract costs and fees	1,087	2,800
Other current assets	19,249	16,291
Assets of discontinued operation	500	513
Total Current Assets	202,400	175,593

Property, Plant, and Equipment, at Cost	111,326	109,046
Less: accumulated depreciation and amortization	69,850	69,878
	41,476	39,168

Other Assets	36,637	36,240

Goodwill	108,381	107,947

Total Assets	$388,894	$358,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	June 29,	December 29,
(In thousands, except share amounts)	2013	2012

Current Liabilities:
Short-term obligation and current maturities of long-term obligations (Note 6)	$2,025	$625
Accounts payable	26,050	23,124
Accrued payroll and employee benefits	14,336	16,358
Customer deposits	23,478	14,811
Accrued warranty costs (Note 1)	4,065	4,462
Deferred revenue	4,008	3,918
Other current liabilities	16,838	11,615
Liabilities of discontinued operation	234	379
Total Current Liabilities	91,034	75,292

Other Long-Term Liabilities	29,478	27,439

Long-Term Obligations (Note 6)	14,000	6,250

Commitments and Contingencies (Note 13)	–	–

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	94,381	95,448
Retained earnings	238,577	230,329
Treasury stock at cost, 3,462,242 and 3,493,546 shares	(73,956)	(74,025)
Accumulated other comprehensive items (Note 9)	(6,235)	(3,315)
Total Kadant Stockholders' Equity	252,913	248,583
Noncontrolling interest	1,469	1,384
Total Stockholders' Equity	254,382	249,967

Total Liabilities and Stockholders' Equity	$388,894	$358,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	June 29,	June 30,
(In thousands, except per share amounts)	2013	2012

Revenues	$82,165	$82,982

Costs and Operating Expenses:
Cost of revenues	42,225	46,684
Selling, general, and administrative expenses	29,445	25,490
Research and development expenses	1,852	1,393
Restructuring costs and other income, net	218	-
	73,740	73,567

Operating Income	8,425	9,415

Interest Income	142	74
Interest Expense	(231)	(196)

Income from Continuing Operations Before Provision for Income Taxes	8,336	9,293
Provision for Income Taxes	2,492	2,705

Income from Continuing Operations	5,844	6,588
Loss from Discontinued Operation (net of income tax benefit of $8 and $4)	(12)	(3)

Net Income	5,832	6,585

Net Income Attributable to Noncontrolling Interest	(72)	(42)

Net Income Attributable to Kadant	$5,760	$6,543

Amounts Attributable to Kadant:
Income from Continuing Operations	$5,772	$6,546
Loss from Discontinued Operation	(12)	(3)
Net Income Attributable to Kadant	$5,760	$6,543

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$0.52	$0.57
Diluted	$0.51	$0.56

Earnings per Share Attributable to Kadant (Note 4):
Basic	$0.52	$0.57
Diluted	$0.51	$0.56

Weighted Average Shares (Note 4):
Basic	11,178	11,575
Diluted	11,331	11,679

Cash Dividend Declared per Common Share	$0.125	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	June 29,	June 30,
(In thousands, except per share amounts)	2013	2012

Revenues	$158,369	$167,095

Costs and Operating Expenses:
Cost of revenues	82,403	92,425
Selling, general, and administrative expenses	56,395	51,633
Research and development expenses	3,556	2,925
Restructuring costs and other (income) expense, net (Note 3)	218	307
	142,572	147,290

Operating Income	15,797	19,805

Interest Income	251	168
Interest Expense	(396)	(405)

Income from Continuing Operations Before Provision for Income Taxes	15,652	19,568
Provision for Income Taxes (Note 5)	4,459	5,843

Income from Continuing Operations	11,193	13,725
Loss from Discontinued Operation (net of income tax benefit of $25 and $53)	(41)	(64)

Net Income	11,152	13,661

Net Income Attributable to Noncontrolling Interest	(108)	(65)

Net Income Attributable to Kadant	$11,044	$13,596

Amounts Attributable to Kadant:
Income from Continuing Operations	$11,085	$13,660
Loss from Discontinued Operation	(41)	(64)
Net Income Attributable to Kadant	$11,044	$13,596

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$0.99	$1.18
Diluted	$0.98	$1.17

Earnings per Share Attributable to Kadant (Note 4):
Basic	$0.99	$1.17
Diluted	$0.98	$1.16

Weighted Average Shares (Note 4):
Basic	11,170	11,614
Diluted	11,299	11,704

Cash Dividends Declared per Common Share	$0.25	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2013	2012	2013	2012

Net Income	$5,832	$6,585	$11,152	$13,661

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(381)	(5,463)	(3,489)	(1,661)
Pension and Other Post-Retirement Liability Adjustments, net (net of tax provision of $63 and $140 in the three and six months ended June 29, 2013, respectively, and $70 and $138 in the three and six months ended June 30, 2012, respectively)	120	146	257	251
Deferred Gain (Loss) on Hedging Instruments (net of tax provision of $51 and $80 in the three and six months ended June 29, 2013, respectively, and tax (benefit) provision of $(85) and $1 in the three and six months ended June 30, 2012, respectively)	94	(174)	289	(10)
	(167)	(5,491)	(2,943)	(1,420)
Comprehensive Income	5,665	1,094	8,209	12,241
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(97)	36	(85)	(21)
Comprehensive Income Attributable to Kadant	$5,568	$1,130	$8,124	$12,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 29,	June 30,
(In thousands)	2013	2012

Operating Activities:
Net income attributable to Kadant	$11,044	$13,596
Net income attributable to noncontrolling interest	108	65
Loss from discontinued operation	41	64
Income from continuing operations	11,193	13,725
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,428	4,272
Stock-based compensation expense	2,558	2,262
Benefit for recoveries on accounts receivable	(193)	(225)
Gain on the sale of property, plant, and equipment	(1,862)	(106)
Other items, net	10	779
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,225	2,098
Unbilled contract costs and fees	1,781	(7,612)
Inventories	(6,852)	1,081
Other current assets	(451)	461
Accounts payable	2,715	(2,600)
Other current liabilities	4,059	(9,123)
Contributions to pension plan	(540)	(480)
Net cash provided by continuing operations	18,071	4,532
Net cash used in discontinued operation	(173)	(835)
Net cash provided by operating activities	17,898	3,697

Investing Activities:
Acquisitions, net of cash acquired	(14,209)	(25)
Proceeds from sale of property, plant, and equipment	3,309	262
Purchases of property, plant, and equipment	(2,572)	(841)
Other, net	849	-
Net cash used in continuing operations for investing activities	(12,623)	(604)

Financing Activities:
Proceeds from issuance of short- and long-term obligations	18,900	-
Repayments of long-term obligations	(9,750)	(250)
Purchases of Company common stock	(2,715)	(8,377)
Dividends paid	(1,401)	-
Proceeds from issuance of Company common stock	337	138
Change in restricted cash	(165)	632
Other, net	311	125
Net cash provided by (used in) continuing operations for financing activities	5,517	(7,732)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(1,023)	(280)

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	9,769	(4,919)
Cash and Cash Equivalents at Beginning of Period	54,553	46,950
Cash and Cash Equivalents at End of Period	$64,322	$42,031

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share	Common Stock		Capital in Excess of Par	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
amounts)	Shares	Amount	Value	Earnings	Shares	Amount	Items	Interest	Equity

Balance at December 31, 2011	14,624,159	$146	$93,701	$198,706	2,983,717	$(62,118)	$(7,955)	$1,150	$223,630

Net income	–	–	–	13,596	–	–	–	65	13,661

Activity under stock plans	–	–	(602)	–	(101,585)	2,117	–	–	1,515

Tax benefits related to employees' and directors' stock plans	–	–	124	–	–	–	–	–	124

Purchases of Company common stock	–	–	–	–	382,754	(8,552)	–	–	(8,552)

Other comprehensive items	–	–	–	–	–	–	(1,376)	(44)	(1,420)

Balance at June 30, 2012	14,624,159	$146	$93,223	$212,302	3,264,886	$(68,553)	$(9,331)	$1,171	$228,958

Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967

Net income	–	–	–	11,044	–	–	–	108	11,152

Dividends declared	–	–	–	(2,796)	–	–	–	–	(2,796)

Activity under stock plans	–	–	(1,379)	–	(131,304)	2,784	–	–	1,405

Tax benefits related to employees' and directors' stock plans	–	–	312	–	–	–	–	–	312

Purchases of Company common stock	–	–	–	–	100,000	(2,715)	–	–	(2,715)

Other comprehensive items	–	–	–	–	–	–	(2,920)	(23)	(2,943)

Balance at June 29, 2013	14,624,159	$146	$94,381	$238,577	3,462,242	$(73,956)	$(6,235)	$1,469	$254,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. and its subsidiaries' (collectively, "we," Kadant," "the Company," or "the Registrant") continuing operations include one reportable operating segment, Papermaking Systems, and a separate product line, Fiber-based Products. Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking and paper recycling and process industries. The Company's principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls. Through its Fiber-based Products business, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications, as well as for oil and grease absorption.

Interim Financial Statements

The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at June 29, 2013, its results of operations and comprehensive income for the three and six month periods ended June 29, 2013 and June 30, 2012, and its cash flows and stockholders' equity for the six month periods ended June 29, 2013 and June 30, 2012. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 29, 2012 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC.

Critical Accounting Policies

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of goodwill and intangible assets, inventories, pension obligations, and derivatives. A discussion of the application of these and other accounting policies is included in Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$22,812	$-
Cash Paid for Acquired Businesses	(15,332)	-
Liabilities Assumed of Acquired Businesses	$7,480	$-

Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,353	$1,829
Dividends Declared but Unpaid	$1,395	$-

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Restricted Cash
    As of June 29, 2013, the Company had restricted cash of $165,000. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by the end of 2013.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $8,197,000 and $9,794,000 at June 29, 2013 and December 29, 2012, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary obtains cash payment on the scheduled maturity date or upon the sale or transfer of the drafts prior to maturity.

Inventories

The components of inventories are as follows:

	June 29,	December 29,
(In thousands)	2013	2012

Raw Materials and Supplies	$20,245	$19,561
Work in Process	17,658	8,371
Finished Goods	16,149	14,145
	$54,052	$42,077

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

The changes in the carrying amount of accrued warranty costs included in the accompanying condensed consolidated balance sheet are as follows:

	Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012

Balance at beginning of period	$4,462	$4,129
Provision	505	486
Usage	(996)	(841)
Acquired	138	-
Currency translation	(44)	(41)
Balance at end of period	$4,065	$3,733

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Recent Accounting Pronouncements

Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11. Currently, U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company has not yet adopted this ASU, but is currently evaluating the effect the adoption will have on its consolidated financial statements.

Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In February 2013, the FASB issued ASU No. 2013-10. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. This ASU also removes the restriction on using different benchmark rates for similar hedges. Before this ASU, only Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We will consider the guidance in this ASU for future transactions in which we elect to apply hedge accounting of the benchmark interest rate. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. In April 2013, the FASB issued ASU No. 2013-02. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The ASU requires an organization to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company's resources and obligations in liquidation, including: the organization's assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities; the organization's liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities; and accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs. This ASU is effective for reporting periods beginning after December 15, 2013, although early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

 Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. In March 2013, the FASB issued ASU No. 2013-05. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Accounting Standards Codification section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. This ASU will be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The Company has not yet adopted this ASU, but is currently evaluating the effect the adoption will have on its consolidated financial statements.

2.	Acquisitions

On April 12, 2013, the Company's Papermaking Systems segment acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8,140,000 in cash and $484,000 in assumed liabilities owed to Kadant. The purchase price included $1,123,000 of cash acquired. CBTI is a long-time licensee of the Company's doctoring, cleaning, and filtration, and stock preparation products and is also a supplier of industrial drying systems. This acquisition furthers the Company's strategy of expanding its presence in emerging markets. At the closing date, approximately $3,550,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. Approximately $1,520,000 of the escrow fund will be released to the sellers on or about January 31, 2014, and the balance will be released on various dates over a five-year period ending on the fifth anniversary of the closing date, less the amount of any claims in each instance.
On May 3, 2013, the Company's Papermaking Systems segment acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for approximately $6,708,000 paid at closing and subject to adjustment for redundancy and certain employee benefit payments. As part of the purchase agreement, the Company retained approximately $1,170,000 to fund certain anticipated redundancy and certain employee benefit payments in Sweden. Any payments made in excess of this estimate will be reimbursed by the sellers and amounts unpaid below this estimate will be due to the sellers. As of June 29, 2013, the Company has accrued $1,304,000 in estimated payments, including $615,000 in accrued restructuring costs and $689,000 in accrued employee benefits. This acquisition will expand the Company's product offerings in its Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss has a large installed base and a high proportion of its revenues are parts and consumables products. At the closing date, approximately $1,970,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the first and second anniversaries of the closing date.

These acquisitions have been accounted for using the purchase method of accounting and the results of CBTI and Noss have been included in the accompanying financial statements from the date of the acquisitions. The Company recorded acquisition transaction costs of approximately $676,000 in the first six months of 2013 in selling, general, and administrative expenses. The Company has made preliminary fair value assessments of the assets acquired and liabilities assumed, including identifiable intangible assets acquired of $2,357,000, which are being amortized using the straight-line method over a weighted-average period of 7 years. The excess of the acquisition purchase prices over the tangible and identifiable intangible assets were recorded as goodwill and totaled $2,279,000, a portion of which will be deductible for tax purposes. The fair values are subject to adjustment upon finalization of the valuations, and therefore the current measurements of intangible assets, acquired goodwill, and assumed assets and liabilities are subject to change.

The Company's acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies from combining the businesses. The Company anticipates several synergies in connection with these acquisitions, including consolidating manufacturing facilities and the use of the Company's existing distribution channels to expand sales of the products of the acquired businesses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Acquisitions (continued)

Pro forma disclosures of the results of operations are not required, as the acquisitions are not considered material business combinations as outlined in FASB ASC 805, "Business Combinations."

3.                Restructuring Costs and Other (Income) Expense, Net
The Company's restructuring costs and other (income) expense, net was $218,000 in the first six months of 2013, including $1,958,000 of restructuring costs and a $1,740,000 gain on the sale of assets, and $307,000 in the first six months of 2012.
Restructuring Costs
The Company recorded acquisition-related restructuring costs of $1,958,000 in the second quarter of 2013, including $1,330,000 associated with the reduction of 22 employees in Brazil and $628,000 associated with the reduction of 25 employees in Sweden. These actions were taken to streamline the Company's operations as a result of the recent acquisitions. All of these items occurred in the Papermaking Systems segment.

A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Severance Costs
Provision	$1,958
Currency translation	(92)
Balance at June 29, 2013	$1,866

Other (Income) Expense
Other income consisted of a pre-tax gain of $1,740,000 from the sale of real estate in China in the second quarter of 2013. Other expense consisted of accelerated depreciation of $307,000 in the first six months of 2012 associated with the disposal of equipment in China related to a facility consolidation.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Amounts Attributable to Kadant:
Income from Continuing Operations	$5,772	$6,546	$11,085	$13,660
Loss from Discontinued Operation	(12)	(3)	(41)	(64)
Net Income	$5,760	$6,543	$11,044	$13,596

Basic Weighted Average Shares	11,178	11,575	11,170	11,614
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	153	104	129	90
Diluted Weighted Average Shares	11,331	11,679	11,299	11,704

Basic Earnings per Share:
Continuing Operations	$0.52	$0.57	$0.99	$1.18
Discontinued Operation	$–	$–	$–	$(0.01)
Net Income per Basic Share	$0.52	$0.57	$0.99	$1.17

Diluted Earnings per Share:
Continuing Operations	$0.51	$0.56	$0.98	$1.17
Discontinued Operation	$–	$–	$–	$(0.01)
Net Income per Diluted Share	$0.51	$0.56	$0.98	$1.16

Options to purchase approximately 92,900 and 164,400 shares of the Company's common stock for the second quarters of 2013 and 2012, respectively, and 102,100 and 135,700 shares of the Company's common stock for the first six months of 2013 and 2012, respectively, were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 2,000 shares of common stock for the second quarter of  2012, and 41,000 and 57,000 shares of common stock for the first six months of 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

5.	Provision for Income Taxes

The provision for income taxes was $4,459,000 and $5,843,000 in the first six months of 2013 and 2012, respectively, and represented 28% and 30% of pre-tax income. The effective tax rate of 28% in the first six months of 2013 was lower than the Company's statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, the Company's effective tax rate in the first six months of 2013 benefited from the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to increased projected profitability associated with the CBTI acquisition. Also contributing to the lower effective tax rate in the first six months of 2013 were lower statutory tax rates in the Company's overseas operations and a more favorable distribution of the Company's worldwide earnings. The effective tax rate of 30% in the first six months of 2012 was lower than the Company's statutory tax rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods, the latter of which was due to an increase in estimated 2012 income in the U.S.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	June 29,	December 29,
(In thousands)	2013	2012

Revolving Credit Facility, due 2017	$8,000	$-
Variable Rate Term Loan, due from 2013 to 2016	6,625	6,875
Short-term Obligation, due 2014	1,400	-
Total Short- and Long-Term Obligations	16,025	6,875
Less: Short-Term Obligation and Current Maturities	(2,025)	(625)
Long-Term Obligations, less Current Maturities	$14,000	$6,250

The weighted average interest rate for the Company's short- and long-term obligations was 4.42% as of June 29, 2013.

On August 3, 2012, the Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted domestic cash. There was $8,000,000 outstanding under the 2012 Credit Agreement at June 29, 2013.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25,000,000, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of June 29, 2013, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of June 29, 2013, the Company had $91,922,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.
Short-term Obligation

On April 11, 2013, one of the Company's subsidiaries in Brazil borrowed BRL 3,057,000, or approximately $1,400,000 at June 29, 2013, under a short-term note payable to partially fund the acquisition of CBTI. This borrowing was repaid in full on July 15, 2013.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Stock-Based Compensation

Stock-based compensation expense of $1,289,000 and $1,188,000 in the second quarters of 2013 and 2012, respectively, and $2,558,000 and $2,262,000 in the first six months of 2013 and 2012, respectively, was recognized within selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $6,566,000 at June 29, 2013, and will be recognized over a weighted average period of 1.8 years.

8.	Employee Benefit Plans

The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees at its Kadant Solutions division and its corporate office (included in the table below in "Pension Benefits"). The Company also sponsors a restoration plan for the benefit of certain executive officers who also participate in the noncontributory defined benefit retirement plan (included in the table below in "Other Benefits"). In addition, employees at certain of the Company's subsidiaries participate in defined benefit retirement and post-retirement welfare benefit plans (included in the table below in "Other Benefits").

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
	June 29, 2013		June 30, 2012
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$236	$53	$243	$34
Interest cost	283	69	331	57
Expected return on plan assets	(372)	(13)	(407)	–
Recognized net actuarial loss	115	22	160	8
Amortization of prior service cost	14	21	14	6
Net periodic benefit cost	$276	$152	$341	$105

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.89%	4.00%	4.28%	4.44%
Expected long-term return on plan assets	5.75%	-	6.25%	-
Rate of compensation increase	3.50%	3.73%	4.00%	3.44%

	Six Months Ended		Six Months Ended
	June 29, 2013		June 30, 2012
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$499	$106	$505	$73
Interest cost	584	139	651	115
Expected return on plan assets	(753)	(26)	(801)	-
Recognized net actuarial loss	266	43	314	17
Amortization of prior service cost	28	42	28	11
Net periodic benefit cost	$624	$304	$697	$216

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.89%	3.97%	4.28%	4.43%
Expected long-term return on plan assets	5.75%	-	6.25%	-
Rate of compensation increase	3.50%	3.71%	4.00%	3.46%

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Employee Benefit Plans (continued)

The Company made cash contributions of $540,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first six months of 2013 and expects to make cash contributions of $540,000 over the remainder of 2013. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

9.	Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred losses on hedging instruments.

The change in accumulated other comprehensive items (AOCI) by component, net of tax, in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 29, 2012	$8,124	$(748)	$(9,645)	$(1,046)	$(3,315)
Other comprehensive (loss) income before reclassifications	(3,466)	–	9	(37)	(3,494)
Reclassifications from AOCI	–	46	202	326	574
Net current period other comprehensive (loss) income	(3,466)	46	211	289	(2,920)
Balance at June 29, 2013	$4,658	$(702)	$(9,434)	$(757)	$(6,235)

Amounts reclassified out of accumulated other comprehensive items are as follows:

	Three Months Ended	Six Months Ended	Income Statement
(In thousands)	June 29, 2013	June 29, 2013	Line Item
Pension and Other Post-retirement Plans: (1)
Amortization of prior service cost	$(35)	$(70)	Selling, general, and administrative expenses
Amortization of actuarial losses	(137)	(309)	Selling, general, and administrative expenses
Total expense before income taxes	(172)	(379)
Income tax benefit	59	131	Provision for income taxes
	(113)	(248)
Cash Flow Hedges: (2)
Interest rate swap agreements	(90)	(196)	Interest expense
Forward currency-exchange contracts	(40)	(83)	Revenues
Total expense before income taxes	(130)	(279)
Income tax benefit (expense)	46	(47)	Provision for income taxes
	(84)	(326)
Total reclassifications	$(197)	$(574)

(1)	Included in the computation of net periodic benefit costs. See Note 8 for additional information.
(2)	See Note 10 for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Derivatives

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

ASC 815, "Derivatives and Hedging," requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge are recorded in the condensed consolidated statement of income.

Interest Rate Swaps

The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding debt from a floating to a fixed rate of interest. The swap agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value for this instrument as of June 29, 2013 is included in other long-term liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreement to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreement is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25,000,000, and a minimum consolidated interest coverage ratio of 3 to 1. As of June 29, 2013, the Company was in compliance with these covenants. The unrealized loss of $826,000 as of June 29, 2013, represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.
Forward Currency-Exchange Contracts

The Company uses forward currency-exchange contracts primarily to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result primarily from portions of the Company's operations and assets and liabilities that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets and liabilities. The Company typically manages its level of exposure to the risk of currency-exchange fluctuations by hedging a portion of its currency exposures anticipated over the ensuing 12-month period, using forward currency-exchange contracts that have maturities of 12 months or less.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Derivatives (continued)

The Company recognized a gain of $15,000 and a loss of $23,000 in the second quarters of 2013 and 2012, respectively, and a gain of $13,000 and a loss of $25,000 in the first six months of 2013 and 2012, respectively, included in selling, general, and administrative expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		June 29, 2013		December 29, 2012
Balance Sheet		Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$–	$–	$5	$269
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(160)	$2,629	$(161)	$3,180
Interest rate swap agreement	Other Current Liabilities	$–	$–	$(19)	$–
Interest rate swap agreement	Other Long-Term Liabilities	$(826)	$6,625	$(1,029)	$6,875

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$15	$962	$24	$1,013
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$–	$–	$(12)	$815

(a)	See Note 11 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first six months of 2013.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended June 29, 2013:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 29, 2012	$(939)	$(107)	$(1,046)
Loss reclassified to earnings (a)	271	55	326
Gain (Loss) recognized in OCI	17	(54)	(37)
Unrealized loss, net of tax, at June 29, 2013	$(651)	$(106)	$(757)

(a)     Included in interest expense and provision for income taxes for interest rate swap agreements and in revenues for forward currency-
exchange contracts in the accompanying condensed consolidated statement of income.

As of June 29, 2013, $408,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.            Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of June 29, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$30,715	$–	$–	$30,715
Banker's acceptance drafts (a)	$–	$8,197	$–	$8,197
Forward currency-exchange contracts	$–	$15	$–	$15

Liabilities:
Forward currency-exchange contracts	$–	$160	$–	$160
Interest rate swap agreement	$–	$826	$–	$826

	Fair Value as of December 29, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$19,768	$–	$–	$19,768
Banker's acceptance drafts (a)	$–	$9,794	$–	$9,794
Forward currency-exchange contracts	$–	$29	$–	$29

Liabilities:
Forward currency-exchange contracts	$–	$173	$–	$173
Interest rate swap agreements	$–	$1,048	$–	$1,048

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2013. The Company's financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker's acceptance drafts approximates their fair value due to their short-term nature. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Fair Value Measurements (continued)

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	June 29, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$14,000	$14,000	$6,250	$6,250

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2013	2012	2013	2012

Revenues:
Papermaking Systems	$79,253	$79,961	$151,650	$160,111
Fiber-based Products	2,912	3,021	6,719	6,984
	$82,165	$82,982	$158,369	$167,095

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$11,821	$11,772	$21,765	$23,876
Corporate and Fiber-based Products (a)	(3,396)	(2,357)	(5,968)	(4,071)
Total Operating Income	8,425	9,415	15,797	19,805
Interest Expense, Net	(89)	(122)	(145)	(237)
	$8,336	$9,293	$15,652	$19,568

Capital Expenditures:
Papermaking Systems	$1,226	$503	$2,398	$761
Corporate and Fiber-based Products	168	80	174	80
	$1,394	$583	$2,572	$841

(a)   Corporate primarily includes general and administrative expenses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.	Contingencies and Litigation

Right of Recourse

 In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of June 29, 2013 and December 29, 2012, the Company had $3,474,000 and $4,170,000, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

Discontinued Operation

In 2005, the Company's Kadant Composites LLC subsidiary (Composites LLC) sold substantially all of its assets to a third party. Composites LLC ceased doing business in September 2007 after it had expended all of the cash proceeds from the sale to administer and pay warranty claims related to certain decking and roofing products. All activity related to this business is classified in the results of the discontinued operation in the accompanying condensed consolidated financial statements.

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003, which was filed and approved in Connecticut state court. As of June 29, 2013, the Company has accrued $11,000 for the payment of remaining claims under the class action settlement and $223,000 in related costs.

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

KADANT INC.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements that are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "seeks," "should," "likely," "will," "would," "may," "continue," "could," or similar expressions, we are making forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part II, Item 1A, of this Report.

Overview

Company Background
We are a leading supplier of equipment used in the global papermaking and paper recycling industries and a manufacturer of granules made from papermaking byproducts. Our continuing operations are comprised of one reportable operating segment: Papermaking Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, and process industries. We have a large customer base that includes most of the world's major paper manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business.

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

KADANT INC.
Overview (continued)
Recent Acquisitions
On April 12, 2013, we acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8.1 million in cash and $0.5 million in assumed liabilities owed to us. CBTI is a long-time licensee of our doctoring, cleaning, and filtration products and stock-preparation products and is also a supplier of industrial drying systems. This acquisition furthers our strategy of expanding our presence in emerging markets.
On May 3, 2013, we acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for approximately $6.7 million paid at closing and subject to adjustment for redundancy and certain employee benefit payments. As part of the purchase agreement, we retained approximately $1.2 million to fund anticipated redundancy and certain employee benefit payments in Sweden. This acquisition expands our product offerings in our Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss has a large installed base and a high proportion of its revenues are parts and consumables products.

International Sales
During the first six months of 2013 and 2012, approximately 58% and 59%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial condition depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2012 that warrant disclosure.

Industry and Business Outlook
Our products are primarily sold to the global pulp and paper industry. In North America, the paper industry has seen slow, but steady demand during the first half of 2013. While operating rates have remained strong for containerboard in the first half of 2013, printing and writing grades have continued to experience declines in demand. Our bookings in North America were $36 million in the second quarter of 2013, up 1% compared to the same period last year, but down 17% sequentially from the traditionally strong first quarter. In Europe, the market continues to be weak due to the general economic conditions and reduced demand for paper. Our bookings in Europe were $18 million in the second quarter of 2013, down 5% compared to the prior year and down 32% sequentially following a very strong first quarter that included two large stock preparation recycling system orders with a combined value of approximately $9 million. In China, overcapacity continues to be an issue due to new capacity that has recently come on the market combined with reduced growth in demand. Although the government recently announced an increase in the number of tons of capacity from older mills to be removed in 2013, new capacity coming online in 2013 from recycled containerboard machines is expected to add capacity thereby reducing the net effect of the capacity closure plans. Our bookings in China increased in the second quarter of 2013 to $15 million, up 54% compared to the second quarter of last year and 25% sequentially.

KADANT INC.
Overview (continued)

We expect to achieve GAAP (generally accepted accounting principles) diluted EPS from continuing operations of $0.47 to $0.49 in the third quarter of 2013 on revenues of $88 to $90 million. Our third quarter of 2013 guidance includes estimated restructuring costs of $0.01. For the full year, we expect revenues of $340 to $345 million, revised from our previous guidance of $336 to $343 million. We expect to achieve GAAP diluted EPS from continuing operations of $2.02 to $2.07, which includes a gain of $0.12 on the sale of assets and acquisition-related restructuring costs of $0.13. This compares to our previous GAAP diluted EPS guidance of $2.00 to $2.10, which included an estimated gain of $0.10 on the sale of assets. On an adjusted diluted EPS basis, excluding the restructuring costs and gain on sale, we are raising our guidance to $2.03 to $2.08 from our previous guidance of $1.90 to $2.00. Adjusted diluted EPS is a non-GAAP measure, which we believe helps investors to gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

Results of Operations

Second Quarter 2013 Compared With Second Quarter 2012

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2013 and 2012. The results of operations for the fiscal quarter ended June 29, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	June 29,	June 30,
	2013	2012

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	52	56
Selling, general, and administrative expenses	36	31
Research and development expenses	2	2
Restructuring costs and other income, net	–	–
	90	89

Operating Income	10	11

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	10	11
Provision for Income Taxes	3	3

Income from Continuing Operations	7%	8%

Revenues
Revenues for the second quarters of 2013 and 2012 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Three Months Ended
	June 29,	June 30,
(In thousands)	2013	2012

Revenues:
Papermaking Systems	$79,253	$79,961
Fiber-based Products	2,912	3,021
	$82,165	$82,982

KADANT INC.
Results of Operations (continued)

Papermaking Systems Segment. Revenues decreased $0.7 million to $79.3 million in the second quarter of 2013 from $80.0 million in the second quarter of 2012 due to decreased demand for capital products at our North American and European operations offset in part by increases of $6.1 million from acquisitions and $0.6 million from the favorable effects of currency translation.

Fiber-based Products. Revenues decreased $0.1 million, or 4%, to $2.9 million in the second quarter of 2013 from $3.0 million in the second quarter of 2012 primarily due to decreased demand for our biodegradable granular products.
Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2013 and 2012, and the changes in revenues by product line between the second quarters of 2013 and 2012 excluding the effect of currency translation. The decrease in revenues excluding the effect of currency translation represents the decrease resulting from the conversion of second quarter of 2013 revenues in local currency into U.S. dollars at the second quarter of 2012 exchange rates, and then comparing this result to the actual revenues in the second quarter of 2012. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
	Three Months Ended		Decrease Excluding Effect of
(In millions)	June 29, 2013	June 30, 2012	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$28.5	$28.7	$(0.2)	$(0.4)
Doctoring, Cleaning, & Filtration (a)	27.7	27.6	0.1	(0.2)
Fluid-Handling	23.1	23.7	(0.6)	(0.7)
	$79.3	$80.0	$(0.7)	$(1.3)
(a)   Prior year amounts were formerly presented separately as Doctoring, Water-Management, and Other product lines and have been recast to conform to the current presentation.

Revenues in our Stock-Preparation product line in the second quarter of 2013 decreased $0.4 million, or 2%, excluding a $0.2 million favorable effect of currency translation, compared to the second quarter of 2012 due to decreased demand for our capital products at our North American and European operations, offset in part by an increase of $4.0 million from acquisitions. Revenues from our Doctoring, Cleaning, & Filtration product line in the second quarter of 2013 decreased $0.2 million, or 1%, excluding a $0.3 million favorable effect of currency translation, compared to the prior year period. An increase of $1.8 million from acquisitions in the second quarter of 2013 was offset by decreased demand for our capital products, especially at our European operations. In our Fluid-Handling product line, revenues in the second quarter of 2013 decreased $0.7 million, or 3%, excluding a $0.1 million favorable effect of currency translation, compared to the prior year period. Increases of $0.3 million from acquisitions and from demand for our capital products at our European and Chinese operations were offset by decreased demand for our products at our North American operations.

KADANT INC.
Results of Operations (continued)

Gross Profit Margin
        Gross profit margins for the second quarters of 2013 and 2012 are as follows:

	Three Months Ended
	June 29,	June 30,
	2013	2012

Gross Profit Margin:
Papermaking Systems	48.7%	43.4%
Fiber-based Products	47.1	52.8
	48.6%	43.7%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 48.7% in the second quarter of 2013 from 43.4% in the second quarter of 2012. Gross profit margins were higher in all of our product lines, especially our Stock-Preparation product line, compared to the second quarter of 2012. The increase in the gross profit margin in the Papermaking Systems segment resulted from higher gross profit margins for both capital and aftermarket products due to better pricing and, to a lesser extent, a higher proportion of parts and consumables products sold in the period.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 47.1% in the second quarter of 2013 from 52.8% in the second quarter of 2012 as a result of decreased manufacturing efficiency due to lower production volumes.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues were 36% and 31% in the second quarters of 2013 and 2012, respectively. Selling, general, and administrative expenses increased $3.9 million, or 16%, to $29.4 million in the second quarter of 2013 from $25.5 million in the second quarter of 2012 including increases of $2.9 million from acquisitions and $0.2 million from the unfavorable effect of currency translation.

Total stock-based compensation expense was $1.3 million and $1.2 million in the second quarters of 2013 and 2012, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.9 million and $1.4 million in the second quarters of 2013 and 2012, respectively, and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, net
Restructuring costs and other income, net was $0.2 million in the second quarter of 2013, including $1.9 million of restructuring costs and a $1.7 million gain on the sale of assets. The restructuring costs of $1.9 million included $1.3 million associated with the reduction of 22 employees in Brazil and $0.6 million associated with the reduction of 25 employees in Sweden. We estimate annualized savings of $1.3 million in selling, general, and administrative expenses and $1.7 million in cost of revenues once these restructuring actions have been completed. These actions were taken to streamline our operations as a result of our recent acquisitions. All of these items occurred in the Papermaking Systems segment.

Interest Income
Interest income was $0.1 million in the second quarters of 2013 and 2012.

Interest Expense
Interest expense was $0.2 million in the second quarters of 2013 and 2012.

KADANT INC.
Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes was $2.5 million and $2.7 million in the second quarters of 2013 and 2012, respectively, and represented 30% and 29% of pre-tax income. The effective tax rate of 30% in the second quarter of 2013 was lower than our statutory tax rate primarily due to the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to increased projected profitability associated with the CBTI acquisition. Also, the effective tax rate was lower due to a more favorable distribution of our worldwide earnings. The effective tax rate of 29% in the second quarter of 2012 was lower than our statutory tax rate primarily due to a more favorable distribution of our worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods, due to an increase in estimated 2012 income in the U.S.

Income from Continuing Operations
Income from continuing operations decreased $0.8 million to $5.8 million in the second quarter of 2013 from $6.6 million in the second quarter of 2012. This decrease was primarily due to a decrease in operating income of $1.0 million offset in part by a $0.2 million decrease in our provision for income taxes (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation
Loss from the discontinued operation was $12 thousand and $3 thousand in the second quarters of 2013 and 2012, respectively.

First Six Months 2013 Compared With First Six Months 2012

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first six months of 2013 and 2012. The results of operations for the first six months of 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	June 29,	June 30,
	2013	2012

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	52	55
Selling, general, and administrative expenses	36	31
Research and development expenses	2	2
Restructuring costs and other (income) expense, net	–	–
	90	88

Operating Income	10	12

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	10	12
Provision for Income Taxes	3	4

Income from Continuing Operations	7%	8%

KADANT INC.
Results of Operations (continued)

Revenues
Revenues for the first six months of 2013 and 2012 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Six Months Ended
	June 29,	June 30,
(In thousands)	2013	2012

Revenues:
Papermaking Systems	$151,650	$160,111
Fiber-based Products	6,719	6,984
	$158,369	$167,095

Papermaking Systems Segment. Revenues decreased $8.4 million, or 5%, to $151.7 million in the first six months of 2013 from $160.1 million in the first six months of 2012 due to decreased demand for capital products at our North American and European operations offset in part by increases of $6.1 million from acquisitions and $0.9 million from the favorable effects of currency translation.

Fiber-based Products. Revenues decreased $0.3 million, or 4%, to $6.7 million in the first six months of 2013 from $7.0 million in the first six months of 2012 primarily due to decreased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2013 and 2012, and the changes in revenues by product line between the first six months of 2013 and 2012 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first six months of 2013 revenues in local currency into U.S. dollars at the first six months of 2012 exchange rates, and then comparing this result to the actual revenues in the first six months of 2012. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Six Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	June 29, 2013	June 30, 2012	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Doctoring, Cleaning, & Filtration (a)	$53.6	$52.6	$1.0	$0.4
Stock-Preparation	51.5	61.4	(9.9)	(10.2)
Fluid-Handling	46.6	46.1	0.5	0.5
	$151.7	$160.1	$(8.4)	$(9.3)
(a)   Prior year amounts were formerly presented separately as Doctoring, Water-Management, and Other product lines and have been recast to conform to the current presentation.

Revenues from our Doctoring, Cleaning, & Filtration product line in the first six months of 2013 increased $0.4 million, or 1%, excluding a $0.6 million favorable effect of currency translation, compared to the prior year period due to an increase of $1.8 million from acquisitions offset in part by a decrease in demand for capital products at our North American and, to a lesser extent, our European and Chinese operations. Revenues in our Stock-Preparation product line in the first six months of 2013 decreased $10.2 million, or 17%, excluding a $0.3 million favorable effect of currency translation, compared to the prior year period due to decreased demand for our capital products offset in part by an increase of $4.0 million from acquisitions. In our Fluid-Handling product line, revenues in the first six months of 2013 increased $0.5 million, or 1%, compared to the prior year period due to a $0.3 million increase from acquisitions and higher demand for our capital products in China and, to a lesser extent, Europe and North America.

KADANT INC.
Results of Operations (continued)
Gross Profit Margin
Gross profit margins for the first six months of 2013 and 2012 are as follows:

	Six Months Ended
	June 29,	June 30,
	2013	2012

Gross Profit Margin:
Papermaking Systems	47.8%	44.2%
Fiber-based Products	51.4	54.8
	48.0%	44.7%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 47.8% in the first six months of 2013 from 44.2% in the first six months of 2012. This increase resulted primarily from higher gross profit margins in our Stock-Preparation product line due to better pricing and an increase in the proportion of higher-margin parts and consumables products to total revenues compared to the first six months of 2012.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 51.4% in the first six months of 2013 from 54.8% in the first six months of 2012 primarily as a result of decreased manufacturing efficiency due to lower production volumes and revenues in the first six months of 2013.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues were 36% and 31% in the first six months of 2013 and 2012, respectively. Selling, general, and administrative expenses increased $4.8 million, or 9%, to $56.4 million in the first six months of 2013 from $51.6 million in the first six months of 2012 primarily due to higher selling expenses and increased selling, general, and administrative expenses related to our recent acquisitions.

Total stock-based compensation expense was $2.6 million and $2.3 million in the first six months of 2013 and 2012, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses increased $0.7 million to $3.6 million in the first six months of 2013 compared to $2.9 million in the first six months of 2012 and represented 2% of revenues in both periods.

Restructuring Costs and Other (Income) Expense, net
Restructuring costs and other (income) expense, net was $0.2 million in the first six months of 2013, consisting of $1.9 million of restructuring costs and $1.7 million of income from a gain on the sale of assets. In the first six months of 2012, other expense consisted of accelerated depreciation of $0.3 million due to the anticipated disposal of equipment in China related to a facility consolidation. The restructuring costs of $1.9 million in the first six months of 2013 included $1.3 million associated with the reduction of 22 employees in Brazil and $0.6 million associated with the reduction of 25 employees in Sweden.

Interest Income
Interest income was $0.3 million and $0.2 million in the first six months of 2013 and 2012, respectively.

Interest Expense
Interest expense was $0.4 million in both the first six months of 2013 and 2012.

KADANT INC.
Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes was $4.5 million and $5.8 million in the first six months of 2013 and 2012, respectively, and represented 28% and 30% of pre-tax income. The effective tax rate of 28% in the first six months of 2013 was lower than our statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, our effective tax rate in the first six months of 2013 benefited from the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to increased projected profitability associated with the CBTI acquisition. Also, contributing to the lower effective tax rate in the first six months of 2013 were lower statutory tax rates in our overseas operations and a more favorable distribution of our worldwide earnings. The effective tax rate of 30% in the first six months of 2012 was lower than our statutory tax rate primarily due to a more favorable distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods, the latter of which was due to an increase in estimated 2012 income in the U.S.

Income from Continuing Operations
Income from continuing operations decreased $2.5 million to $11.2 million in the first six months of 2013 from $13.7 million in the first six months of 2012. The decrease in the 2013 period was primarily due to a decrease in operating income of $4.0 million offset in part by a $1.3 million decrease in our provision for income taxes (see Revenues, Gross Profit Margin, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation
Loss from the discontinued operation was $41 thousand and $64 thousand in the first six months of 2013 and 2012, respectively.

 Recent Accounting Pronouncements
Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11. Currently, U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We have not yet adopted this ASU, however, we are currently evaluating the effect it will have on our consolidated financial statements.

Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In February 2013, the FASB issued ASU No. 2013-10. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. This ASU also removes the restriction on using different benchmark rates for similar hedges. Before this ASU, only Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We will consider the guidance in this ASU for future transactions in which we elect to apply hedge accounting of the benchmark interest rate. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

KADANT INC.
Results of Operations (continued)

Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. In April 2013, the FASB issued ASU No. 2013-02. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The ASU requires an organization to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company's resources and obligations in liquidation, including: the organization's assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities; the organization's liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities; and accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs. This ASU is effective for reporting periods beginning after December 15, 2013, although early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

 Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. In March 2013, the FASB issued ASU No. 2013-05. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Accounting Standards Codification section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. This ASU is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. This ASU will be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. We have not yet adopted this ASU, but we are currently evaluating the impact its adoption will have on our consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $111.4 million at June 29, 2013, compared with $100.3 million at December 29, 2012. Included in working capital are cash and cash equivalents of $64.3 million and restricted cash of $0.2 million at June 29, 2013, compared with cash and cash equivalents of $54.6 million at December 29, 2012. At June 29, 2013, $61.0 million of cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2013
Our operating activities provided cash of $17.9 million in the first six months of 2013, including $18.1 million of cash provided by our continuing operations and $0.2 million of cash used in our discontinued operation. Working capital provided cash of $2.5 million in the first six months of 2013, including $4.1 million in other current liabilities, $2.7 million in accounts payable and $3.0 million in accounts receivable and unbilled contract costs and fees. The increase in other current liabilities was primarily due to an increase in customer deposits. The increase in accounts payable was primarily related to inventory purchases for several large projects, and the decrease in accounts receivable and unbilled contract costs and fees was primarily due to the timing of billings. These sources of cash were largely offset by an increase in inventories, which used cash of $6.9 million in the first six months of 2013 primarily due to an increase in work in process inventories associated with several major projects at our European operations that are expected to ship later in the year.

Our investing activities used cash of $12.6 million in the first six months of 2013, including $14.2 million for the acquisitions of CBTI and Noss and $2.6 million for the purchase of property, plant, and equipment. These uses of cash were offset in part by $3.3 million of proceeds received from the sale of property, plant, and equipment, primarily from the sale of real estate in China.

Our financing activities provided cash of $5.5 million in the first six months of 2013, primarily from proceeds received from borrowings under our 2012 Credit Agreement of $18.9 million. This source of cash was largely offset by cash used for principal payments on our debt obligations of $9.8 million, repurchases of our common stock on the open market of $2.7 million, and the payment of a $1.4 million cash dividend to stockholders.

KADANT INC.
Liquidity and Capital Resources (continued)

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
2012 Revolving Credit Facility
On August 3, 2012, we entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. There were $8.0 million of borrowings outstanding under the 2012 Credit Agreement at June 29, 2013.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25 million, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of June 29, 2013, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.
Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of June 29, 2013, the remaining balance on the 2006 Commercial Real Estate Loan was $6.6 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin.

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
Short-term Obligation
On April 11, 2013, one of our subsidiaries in Brazil borrowed BRL 3.1 million, or approximately $1.4 million at June 29, 2013, under a short-term note payable to partially fund the acquisition of CBTI. The borrowing was repaid in full on July 15, 2013.
Interest Rate Swap Agreement
We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of June 29, 2013, the interest rate swap agreement had an unrealized loss of $0.8 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the 2006 Swap Agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25 million, and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $0.8 million associated with the swap agreement as of June 29, 2013, represents the estimated amount that we would pay to the counterparty in the event of an early termination.
Additional Liquidity and Capital Resources
On October 29, 2012, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. Through June 29, 2013, we had repurchased 294,733 shares of our common stock for $7.4 million under this authorization.
In the second quarter of 2013, we paid a quarterly dividend of $1.4 million. On May 23, 2013, our board of directors approved a quarterly cash dividend of $0.125 per outstanding share of our common stock, or approximately $1.4 million, to be paid on August 8, 2013 to all stockholders of record on July 11, 2013. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.
On April 12, 2013, we acquired all the outstanding stock of CBTI for approximately $8.1 million in cash and $0.5 million in assumed liabilities owed to us. At the closing date, approximately $3.5 million of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. Approximately $1.5 million of the escrow fund will be released to the sellers on or about January 31, 2014, and the balance will be released on various dates over a five-year period ending on the fifth anniversary of the closing date, less the amount of any claims in each instance.

KADANT INC.
Liquidity and Capital Resources (continued)
On May 3, 2013, we acquired certain assets of Noss, a Sweden-based supplier of high-efficiency cleaners and approach flow systems, for approximately $6.7 million paid at closing and subject to adjustment for redundancy and certain employee benefit payments. At the closing date, approximately $2.0 million of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the first and second anniversaries of the closing date.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through June 29, 2013, we have not provided for U.S. income taxes on approximately $133.8 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.8 million.

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

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 29, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of June 29, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. A significant portion of our revenues are from customers based in Europe and China. The economic recession in Europe and continuing uncertainty due to the risk of sovereign debt defaults by certain European countries can adversely affect our revenues and bookings in Europe. In addition, slowing economic growth rates in China can adversely affect our business. The timing for the addition of new capacity in the paper markets in China remains uncertain and is highly dependent on the markets' ability to absorb existing capacity. These uncertainties in the global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products, and as a consequence, our products and services, especially our capital equipment systems and products, and our financial results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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

KADANT INC.
In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer's specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. For this reason, we generally do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. We typically have inventory awaiting shipment to customers. We could have excess and obsolete inventory if contracts are cancelled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is cancelled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract, which could represent 80% or more of the total order.
A significant portion of our revenue in China is recognized upon shipment once we have secured final payment. In some cases, we will be unable to recognize any revenue on completed orders until after installation or acceptance of the equipment. Furthermore, customers in China often demand that deliveries of previously-ordered equipment be delayed to future periods for any number of reasons. As a result, our revenues recognized in China have varied, and will in the future vary, greatly from period to period and be difficult to predict.
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
During the first six months of 2013 and 2012, approximately 58% and 59%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including operations in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
–	agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system,
–	foreign customers may have longer payment cycles,
–	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, adopt other restrictions on foreign trade, impose currency restrictions or enact other protectionist or anti-trade measures,
–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages,
–	political unrest may disrupt commercial activities of ours or our customers,
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments, and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

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
Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:
–	competition with other prospective buyers resulting in our inability to complete an acquisition or in us paying a substantial premium over the fair value of the net assets of the acquired business,
–	inability to obtain regulatory approvals, including antitrust approvals,
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
–	diversion of management's attention away from other business concerns,
–	inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquisition,
–	assumption of significant liabilities, some of which may be unknown at the time,
–	potential future impairment of the value of goodwill and intangible assets acquired, and
–	identification of internal control deficiencies of the acquired business.
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
It may be difficult for us to implement our strategies for improving internal growth.
Some of the markets in which we compete are mature and have lower growth rates. We pursue a number of strategies to improve our internal growth, including:
–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities,
–	focusing on parts and consumables sales,
–	using low cost manufacturing bases, such as China and Mexico,
–	allocating research and development funding to products with higher growth prospects,
–	developing new applications for our technologies,
–	combining sales and marketing operations in appropriate markets to compete more effectively,
–	finding new markets for our products, and
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth in product offerings.
We may not be able to successfully implement these strategies and these strategies may not result in the expected growth of our business.
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
We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time, we execute transactions with counterparties in the financial industry, such as our interest rate swap arrangement and other hedging transactions. In addition, our subsidiaries in China often hold banker's acceptance drafts that are received from customers in the normal course of business. These drafts may be discounted or used to pay vendors prior to the scheduled maturity date or submitted to an acceptance bank for payment at the scheduled maturity date. These financial institutions or counterparties could be adversely affected by volatile conditions in the financial markets, economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at these financial institutions or counterparties. We may not be able to access credit facilities in the future, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.
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
Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of June 29, 2013, a portion of our outstanding floating rate debt was hedged through an interest rate swap agreement. The unrealized loss associated with this swap agreement was $0.8 million as of June 29, 2013. This unrealized loss represents the estimated amount for which the swap agreement could be settled. The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If this swap agreement were to be terminated

KADANT INC.
prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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
Stock markets in general and our common stock in particular experienced significant price and volume volatility during the 2008 to 2009 economic recession and in the second half of 2011, and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer, particularly in Asia, to comply with an order's contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors' announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	changes in the estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, or expenses,
–	the impact of new acquisition accounting, including the treatment of acquisition and restructuring costs as period costs,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.
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
Provisions of our charter and bylaws may discourage, delay, or prevent a merger or acquisition that our shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. For example, these provisions:
–	authorize the issuance of "blank check" preferred stock without any need for action by shareholders,
–	provide for a classified board of directors with staggered three-year terms,
–	require supermajority shareholder voting to effect various amendments to our charter and bylaws,
–	eliminate the ability of our shareholders to call special meetings of shareholders,
–	prohibit shareholder action by written consent, and
–	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.
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

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the second quarter of 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
3/31/13 – 4/30/13	–	–	–	$13,973,386
5/1/13 – 5/31/13	50,000	$27.63	50,000	$12,591,884
6/1/13 – 6/29/13	–	–	–	$12,591,884
Total:	50,000	$27.63	50,000

(1)
On October 29, 2012, our board of directors authorized and announced the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the second quarter of 2013, we repurchased 50,000 shares of our common stock for $1.4 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August, 2013.

KADANT INC.

/s/ Thomas M. O'Brien
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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at June 29, 2013 and December 29, 2012, (ii) Condensed Consolidated Statement of Income for the three months and six months ended June 29, 2013 and June 30, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2013 and June 30, 2012, (v) Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 29, 2013 and June 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.