Form 10-Q
period 2013-09-28
KADANT INC
filed 2013-11-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013
Common Stock, $.01 par value	11,143,167

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	September 28,	December 29,
(In thousands)	2013	2012

Current Assets:
Cash and cash equivalents	$73,001	$54,553
Restricted cash (Note 1)	166	–
Accounts receivable, less allowances of $2,404 and $2,306 (Note 1)	61,312	59,359
Inventories (Note 1)	50,925	42,077
Unbilled contract costs and fees	3,607	2,800
Other current assets	20,968	16,291
Assets of discontinued operation	493	513
Total Current Assets	210,472	175,593

Property, Plant, and Equipment, at Cost	113,887	109,046
Less: accumulated depreciation and amortization	71,782	69,878
	42,105	39,168

Other Assets	35,820	36,240

Goodwill	110,337	107,947

Total Assets	$398,734	$358,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	September 28,	December 29,
(In thousands, except share amounts)	2013	2012

Current Liabilities:
Current maturities of long-term obligations (Note 6)	$625	$625
Accounts payable	26,169	23,124
Accrued payroll and employee benefits	16,377	16,358
Customer deposits	22,370	14,811
Accrued warranty costs (Note 1)	4,265	4,462
Deferred revenue	3,758	3,918
Other current liabilities	16,768	11,615
Liabilities of discontinued operation	223	379
Total Current Liabilities	90,555	75,292

Other Long-Term Liabilities	29,704	27,439

Long-Term Obligations (Note 6)	13,875	6,250

Commitments and Contingencies (Note 13)	–	–

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	95,499	95,448
Retained earnings	243,631	230,329
Treasury stock at cost, 3,480,992 and 3,493,546 shares	(74,588)	(74,025)
Accumulated other comprehensive items (Note 9)	(1,460)	(3,315)
Total Kadant Stockholders' Equity	263,228	248,583
Noncontrolling interest	1,372	1,384
Total Stockholders' Equity	264,600	249,967

Total Liabilities and Stockholders' Equity	$398,734	$358,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 28,	September 29,
(In thousands, except per share amounts)	2013	2012

Revenues	$91,315	$86,601

Costs and Operating Expenses:
Cost of revenues	51,194	49,005
Selling, general, and administrative expenses	28,606	26,171
Research and development expenses	1,558	1,511
Restructuring costs	45	–
	81,403	76,687

Operating Income	9,912	9,914

Interest Income	155	63
Interest Expense	(239)	(219)

Income from Continuing Operations Before Provision for Income Taxes	9,828	9,758
Provision for Income Taxes	3,327	2,055

Income from Continuing Operations	6,501	7,703
(Loss) Income from Discontinued Operation (net of income tax benefit of $8 and income tax expense of $520)	(14)	844

Net Income	6,487	8,547

Net Income Attributable to Noncontrolling Interest	(40)	(86)

Net Income Attributable to Kadant	$6,447	$8,461

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,461	$7,617
(Loss) Income from Discontinued Operation	(14)	844
Net Income Attributable to Kadant	$6,447	$8,461

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$0.58	$0.67
Diluted	$0.57	$0.66

Earnings per Share Attributable to Kadant (Note 4):
Basic	$0.58	$0.75
Diluted	$0.57	$0.74

Weighted Average Shares (Note 4):
Basic	11,153	11,341
Diluted	11,365	11,491

Cash Dividend Declared per Common Share	$0.125	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 28,	September 29,
(In thousands, except per share amounts)	2013	2012

Revenues	$249,684	$253,696

Costs and Operating Expenses:
Cost of revenues	133,597	141,430
Selling, general, and administrative expenses	85,001	77,804
Research and development expenses	5,114	4,436
Restructuring costs and other (income) expense, net (Note 3)	263	307
	223,975	223,977

Operating Income	25,709	29,719

Interest Income	406	231
Interest Expense	(635)	(624)

Income from Continuing Operations Before Provision for Income Taxes	25,480	29,326
Provision for Income Taxes (Note 5)	7,786	7,898

Income from Continuing Operations	17,694	21,428
(Loss) Income from Discontinued Operation (net of income tax benefit of $33 and income tax expense of $467)	(55)	780

Net Income	17,639	22,208

Net Income Attributable to Noncontrolling Interest	(148)	(151)

Net Income Attributable to Kadant	$17,491	$22,057

Amounts Attributable to Kadant:
Income from Continuing Operations	$17,546	$21,277
(Loss) Income from Discontinued Operation	(55)	780
Net Income Attributable to Kadant	$17,491	$22,057

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$1.57	$1.85
Diluted	$1.55	$1.83

Earnings per Share Attributable to Kadant (Note 4):
Basic	$1.57	$1.91
Diluted	$1.55	$1.90

Weighted Average Shares (Note 4):
Basic	11,165	11,523
Diluted	11,321	11,633

Cash Dividends Declared per Common Share	$0.375	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands)	2013	2012	2013	2012

Net Income	$6,487	$8,547	$17,639	$22,208

Other Comprehensive Items:
Foreign Currency Translation Adjustment	4,678	4,542	1,189	2,881
Pension and Other Post-Retirement Liability Adjustments, net (net of tax provision of $58 and $198 in the three and nine months ended September 28, 2013, respectively, and $67 and $205 in the three and nine months ended September 29, 2012, respectively)	105	110	362	361
Deferred Gain on Hedging Instruments (net of tax provision of $30 and $110 in the three and nine months ended September 28, 2013, respectively, and $49 and $50 in the three and nine months ended September 29, 2012, respectively)	61	93	350	83
	4,844	4,745	1,901	3,325
Comprehensive Income	11,331	13,292	19,540	25,533
Comprehensive Income Attributable to Noncontrolling Interest	(109)	(128)	(194)	(149)
Comprehensive Income Attributable to Kadant	$11,222	$13,164	$19,346	$25,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 28,	September 29,
(In thousands)	2013	2012

Operating Activities:
Net income attributable to Kadant	$17,491	$22,057
Net income attributable to noncontrolling interest	148	151
Loss (income) from discontinued operation	55	(780)
Income from continuing operations	17,694	21,428
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,730	6,419
Stock-based compensation expense	3,794	3,560
(Recoveries) provision for losses on accounts receivable	(40)	65
Gain on the sale of property, plant, and equipment	(1,908)	(209)
Other items, net	309	1,144
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,563	(563)
Unbilled contract costs and fees	(780)	(3,934)
Inventories	(2,176)	7,398
Other current assets	(1,871)	(980)
Accounts payable	2,276	(5,890)
Other current liabilities	3,916	(9,981)
Contributions to pension plan	(810)	(720)
Net cash provided by continuing operations	30,697	17,737
Net cash used in discontinued operation	(191)	(1,359)
Net cash provided by operating activities	30,506	16,378

Investing Activities:
Acquisitions, net of cash acquired	(14,209)	113
Proceeds from sale of property, plant, and equipment	3,320	370
Purchases of property, plant, and equipment	(4,149)	(1,514)
Other, net	646	(10)
Net cash used in continuing operations for investing activities	(14,392)	(1,041)

Financing Activities:
Proceeds from issuance of short- and long-term obligations	18,900	5,000
Repayments of short- and long-term obligations	(11,275)	(5,375)
Purchases of Company common stock	(3,481)	(9,799)
Dividends paid	(2,796)	–
Proceeds from issuance of Company common stock	337	359
Change in restricted cash	(166)	632
Other, net	327	(517)
Net cash provided by (used in) continuing operations for financing activities	1,846	(9,700)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	488	752

Increase in Cash and Cash Equivalents from Continuing Operations	18,448	6,389
Cash and Cash Equivalents at Beginning of Period	54,553	46,950
Cash and Cash Equivalents at End of Period	$73,001	$53,339

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share	Common Stock		Capital in Excess of Par	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
amounts)	Shares	Amount	Value	Earnings	Shares	Amount	Items	Interest	Equity

Balance at December 31, 2011	14,624,159	$146	$93,701	$198,706	2,983,717	$(62,118)	$(7,955)	$1,150	$223,630

Net income	–	–	–	22,057	–	–	–	151	22,208

Activity under stock plans	–	–	543	–	(117,502)	2,453	–	–	2,996

Tax benefits related to employees' and directors' stock plans	–	–	118	–	–	–	–	–	118

Purchases of Company common stock	–	–	–	–	438,848	(9,799)	–	–	(9,799)

Other comprehensive items	–	–	–	–	–	–	3,327	(2)	3,325

Balance at September 29, 2012	14,624,159	$146	$94,362	$220,763	3,305,063	$(69,464)	$(4,628)	$1,299	$242,478

Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967

Net income	–	–	–	17,491	–	–	–	148	17,639

Dividends declared	–	–	–	(4,189)	–	–	–	–	(4,189)

Dividend paid to minority shareholder	–	–	–	–	–	–	–	(206)	(206)

Activity under stock plans	–	–	(276)	–	(137,554)	2,918	–	–	2,642

Tax benefits related to employees' and directors' stock plans	–	–	327	–	–	–	–	–	327

Purchases of Company common stock	–	–	–	–	125,000	(3,481)	–	–	(3,481)

Other comprehensive items	–	–	–	–	–	–	1,855	46	1,901

Balance at September 28, 2013	14,624,159	$146	$95,499	$243,631	3,480,992	$(74,588)	$(1,460)	$1,372	$264,600

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

Interim Financial Statements

The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 28, 2013, its results of operations and comprehensive income for the three and nine month periods ended September 28, 2013 and September 29, 2012, and its cash flows and stockholders' equity for the nine month periods ended September 28, 2013 and September 29, 2012. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$22,688	$–
Cash Paid for Acquired Businesses	(15,332)	–
Liabilities Assumed of Acquired Businesses	$7,356	$–

Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,515	$1,967
Dividends Declared but Unpaid	$1,393	$–

Restricted Cash
            As of September 28, 2013, the Company had restricted cash of $166,000. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers in China that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by the end of 2013.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $10,577,000 and $9,794,000 at September 28, 2013 and December 29, 2012, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary obtains cash payment on the scheduled maturity date or upon the sale or transfer of the drafts prior to maturity.

Inventories

The components of inventories are as follows:

	September 28,	December 29,
(In thousands)	2013	2012

Raw Materials and Supplies	$20,422	$19,561
Work in Process	13,656	8,371
Finished Goods	16,847	14,145
	$50,925	$42,077

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

The changes in the carrying amount of accrued warranty costs included in the accompanying condensed consolidated balance sheet are as follows:

	Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012

Balance at beginning of period	$4,462	$4,129
Provision	969	1,128
Usage	(1,366)	(1,171)
Acquired	138	–
Currency translation	62	34
Balance at end of period	$4,265	$4,120

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

Recent Accounting Pronouncements

Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11. Currently, GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company has not yet adopted this ASU and is currently evaluating the effect the adoption will have on its consolidated financial statements.

Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the FASB issued ASU No. 2013-10. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government treasury obligation rate and the London Interbank Offered Rate (LIBOR). This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company adopted this ASU in the third quarter of 2013, which did not have an effect on its consolidated financial statements. The Company will consider the guidance in this ASU for future transactions in which the Company elects to apply hedge accounting of the benchmark interest rate.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. In April 2013, the FASB issued ASU No. 2013-07. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The ASU requires an organization to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. This ASU is effective for reporting periods beginning after December 15, 2013, although early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

On April 12, 2013, the Company's Papermaking Systems segment acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8,140,000 in cash and $484,000 in assumed liabilities owed to Kadant. The purchase price included $1,123,000 of cash acquired. CBTI was a long-time licensee of the Company's doctoring, cleaning, and filtration, and stock preparation products and is also a supplier of industrial drying systems. This acquisition furthers the Company's strategy of expanding its presence in emerging markets. At the closing date, approximately $3,550,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. Approximately $1,520,000 of the escrow fund will be released to the sellers on or about January 31, 2014, and the balance will be released on various dates over a five-year period ending on the fifth anniversary of the closing date, less the amount of any claims in each instance.

On May 3, 2013, the Company's Papermaking Systems segment acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for approximately $6,708,000 in cash and subject to adjustment for redundancy and certain employee benefit payments. As part of the purchase agreement, the Company retained approximately $1,170,000 to fund certain anticipated redundancy and certain employee benefit payments in Sweden. Any payments made in excess of this estimate will be reimbursed by the sellers and amounts unpaid below this estimate will be due to the sellers. This acquisition expands the Company's product offerings in its Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss has a large installed base and a high proportion of its revenues are parts and consumables products. At the closing date, approximately $1,970,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the first and second anniversaries of the closing date.

These acquisitions have been accounted for using the purchase method of accounting and the results of CBTI and Noss have been included in the accompanying financial statements from the date of the acquisitions. The Company recorded acquisition transaction costs of approximately $780,000 in the first nine months of 2013 in selling, general, and administrative expenses related to these acquisitions. The Company has made preliminary fair value assessments of the assets acquired and liabilities assumed, including identifiable intangible assets acquired of $1,938,000, which are being amortized using the straight-line method over a weighted-average period of 7 years. The excess of the acquisition purchase prices over the tangible and identifiable intangible assets were recorded as goodwill and totaled $2,159,000, a portion of which will be deductible for tax purposes. The fair values are subject to adjustment upon finalization of the valuations, and therefore the current measurements of intangible assets, acquired goodwill, and assumed assets and liabilities are subject to change.

The Company's acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due in part to expectations of synergies from combining the businesses. The Company anticipates several synergies in connection with these acquisitions, including consolidating manufacturing facilities and the use of the Company's existing distribution channels to expand sales of the products of the acquired businesses.

Pro forma disclosures of the results of operations are not required, as the acquisitions are not considered material business combinations as outlined in FASB Accounting Standards Codification 805, "Business Combinations."

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3.            Restructuring Costs and Other (Income) Expense, Net
The Company's restructuring costs and other (income) expense, net was $263,000 in the first nine months of 2013, including $2,003,000 of restructuring costs and a $1,740,000 gain on the sale of assets, and $307,000 in the first nine months of 2012.
Restructuring Costs
The Company recorded restructuring costs of $2,003,000 in the first nine months of 2013, including severance costs of $1,330,000 associated with the reduction of 22 employees and facility-related costs of $45,000 in Brazil and severance costs of $628,000 associated with the reduction of 25 employees in Sweden. These actions were taken to streamline the Company's operations as a result of the CBTI and Noss acquisitions. All of these items occurred in the Papermaking Systems segment.

A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Other Costs	Severance Costs	Total Costs
Provision	$45	$1,958	$2,003
Usage	(46)	(633)	(679)
Currency translation	1	(86)	(85)
Balance at September 28, 2013	$–	$1,239	$1,239

The Company expects to pay the remaining accrued restructuring costs by the end of 2014.

Other (Income) Expense
Other income consisted of a pre-tax gain of $1,740,000 from the sale of real estate in China in the second quarter of 2013. Other expense consisted of accelerated depreciation of $307,000 in the first nine months of 2012 associated with the disposal of equipment in China related to a facility consolidation.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands, except per share amounts)	2013	2012	2013	2012

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,461	$7,617	$17,546	$21,277
(Loss) Income from Discontinued Operation	(14)	844	(55)	780
Net Income	$6,447	$8,461	$17,491	$22,057

Basic Weighted Average Shares	11,153	11,341	11,165	11,523
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	212	150	156	110
Diluted Weighted Average Shares	11,365	11,491	11,321	11,633

Basic Earnings per Share:
Continuing Operations	$0.58	$0.67	$1.57	$1.85
Discontinued Operation	$–	$0.07	$–	$0.07
Net Income per Basic Share	$0.58	$0.75	$1.57	$1.91

Diluted Earnings per Share:
Continuing Operations	$0.57	$0.66	$1.55	$1.83
Discontinued Operation	$–	$0.07	$–	$0.07
Net Income per Diluted Share	$0.57	$0.74	$1.55	$1.90

Options to purchase approximately 92,900 and 164,400 shares of the Company's common stock for the third quarters of 2013 and 2012, respectively, and 99,000 and 145,300 shares of the Company's common stock for the first nine months of 2013 and 2012, respectively, were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 27,200 and 38,000 shares of common stock for the first nine months of 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

5.	Provision for Income Taxes

The provision for income taxes was $7,786,000 and $7,898,000 in the first nine months of 2013 and 2012, respectively, and represented 31% and 27% of pre-tax income. The effective tax rate of 31% in the first nine months of 2013 was lower than the Company's statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, the Company's effective tax rate in the first nine months of 2013 benefited from the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to projected profitability associated with the CBTI acquisition. Also contributing to the lower effective tax rate in the first nine months of 2013 were lower statutory tax rates in the Company's overseas operations and a more favorable distribution of the Company's worldwide earnings. The effective tax rate of 27% in the first nine months of 2012 was lower than the Company's statutory tax rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods, the latter of which was due to an increase in estimated 2012 income and foreign source income in the U.S.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Long-Term Obligations

Long-term obligations are as follows:

	September 28,	December 29,
(In thousands)	2013	2012

Revolving Credit Facility, due 2017	$8,000	$–
Variable Rate Term Loan, due from 2013 to 2016	6,500	6,875
Total Long-Term Obligations	14,500	6,875
Less: Current Maturities	(625)	(625)
Long-Term Obligations, less Current Maturities	$13,875	$6,250

The weighted average interest rate for the Company's long-term obligations was 3.51% as of September 28, 2013.

On August 3, 2012, the Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on August 3, 2017. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted domestic cash. There was $8,000,000 outstanding under the 2012 Credit Agreement at September 28, 2013.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25,000,000, and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of September 28, 2013, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of September 28, 2013, the Company had $91,290,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

See Note 14 for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Stock-Based Compensation

Stock-based compensation expense of $1,236,000 and $1,298,000 in the third quarters of 2013 and 2012, respectively, and $3,794,000 and $3,560,000 in the first nine months of 2013 and 2012, respectively, was recognized within selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $5,308,000 at September 28, 2013, and will be recognized over a weighted average period of 1.7 years.

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

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
	September 28, 2013		September 29, 2012
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$245	$54	$243	$34
Interest cost	289	69	331	56
Expected return on plan assets	(375)	(13)	(407)	–
Recognized net actuarial loss	127	23	160	8
Amortization of prior service cost	14	21	14	6
Net periodic benefit cost	$300	$154	$341	$104

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.89%	3.90%	4.28%	4.43%
Expected long-term return on plan assets	5.75%	–	6.25%	–
Rate of compensation increase	3.50%	3.65%	4.00%	3.45%

	Nine Months Ended		Nine Months Ended
	September 28, 2013		September 29, 2012
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$744	$160	$748	$107
Interest cost	873	208	982	171
Expected return on plan assets	(1,128)	(39)	(1,208)	–
Recognized net actuarial loss	393	66	474	25
Amortization of prior service cost	42	63	42	17
Net periodic benefit cost	$924	$458	$1,038	$320

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.89%	3.92%	4.28%	4.43%
Expected long-term return on plan assets	5.75%	–	6.25%	–
Rate of compensation increase	3.50%	3.66%	4.00%	3.46%

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.	Employee Benefit Plans (continued)

The Company made cash contributions of $810,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first nine months of 2013 and expects to make cash contributions of $270,000 over the remainder of 2013. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

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

The change in accumulated other comprehensive items (AOCI) by component, net of tax, in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 29, 2012	$8,124	$(748)	$(9,645)	$(1,046)	$(3,315)
Other comprehensive income (loss) before reclassifications	1,143	–	(6)	(81)	1,056
Reclassifications from AOCI	–	68	300	431	799
Net current period other comprehensive income	1,143	68	294	350	1,855
Balance at September 28, 2013	$9,267	$(680)	$(9,351)	$(696)	$(1,460)

Amounts reclassified out of accumulated other comprehensive items are as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 28, 2013	September 28, 2013	Income Statement Line Item
Pension and Other Post-retirement Plans: (1)
Amortization of prior service cost	$(35)	$(105)	Selling, general, and administrative expenses
Amortization of actuarial losses	(150)	(459)	Selling, general, and administrative expenses
Total expense before income taxes	(185)	(564)
Income tax benefit	65	196	Provision for income taxes
	(120)	(368)
Cash Flow Hedges: (2)
Interest rate swap agreements	(91)	(287)	Interest expense
Forward currency-exchange contracts	(70)	(153)	Revenues
Total expense before income taxes	(161)	(440)
Income tax benefit	56	9	Provision for income taxes
	(105)	(431)
Total reclassifications	$(225)	$(799)

(1)	Included in the computation of net periodic benefit costs. See Note 8 for additional information.
(2)	See Note 10 for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Derivatives

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

Interest Rate Swaps

The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding variable rate term loan from a floating to a fixed rate of interest. The swap agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value for this instrument as of September 28, 2013 is included in other long-term liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreement to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreement is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25,000,000 (see Note 14 for further information), and a minimum consolidated interest coverage ratio of 3 to 1. As of September 28, 2013, the Company was in compliance with these covenants. The unrealized loss of $853,000 as of September 28, 2013, represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.
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

The Company recognized a gain of $37,000 and a loss of $14,000 in the third quarters of 2013 and 2012, respectively, and a gain of $50,000 and a loss of $39,000 in the first nine months of 2013 and 2012, respectively, included in selling, general, and administrative expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		September 28, 2013		December 29, 2012
		Asset	Notional	Asset	Notional
(In thousands)	Balance Sheet Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$–	$–	$5	$269
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(42)	$1,340	$(161)	$3,180
Interest rate swap agreement	Other Current Liabilities	$–	$–	$(19)	$–
Interest rate swap agreement	Other Long-Term Liabilities	$(853)	$6,500	$(1,029)	$6,875

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$37	$1,463	$24	$1,013
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$–	$–	$(12)	$815

(a)	See Note 11 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first nine months of 2013.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended September 28, 2013:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 29, 2012	$(939)	$(107)	$(1,046)
Loss reclassified to earnings (a)	329	102	431
Loss recognized in OCI	(58)	(23)	(81)
Unrealized loss, net of tax, at September 28, 2013	$(668)	$(28)	$(696)

(a)   Included in interest expense and provision for income taxes for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying condensed consolidated statement of income.

As of September 28, 2013, $298,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

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

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of September 28, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$33,004	$–	$–	$33,004
Banker's acceptance drafts (a)	$–	$10,577	$–	$10,577
Forward currency-exchange contracts	$–	$37	$–	$37

Liabilities:
Forward currency-exchange contracts	$–	$42	$–	$42
Interest rate swap agreement	$–	$853	$–	$853

	Fair Value as of December 29, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$19,768	$–	$–	$19,768
Banker's acceptance drafts (a)	$–	$9,794	$–	$9,794
Forward currency-exchange contracts	$–	$29	$–	$29

Liabilities:
Forward currency-exchange contracts	$–	$173	$–	$173
Interest rate swap agreements	$–	$1,048	$–	$1,048

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2013. The Company's financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker's acceptance drafts approximates their fair value due to their short-term nature. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.	Fair Value Measurements (continued)

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	September 28, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$13,875	$13,875	$6,250	$6,250

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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands)	2013	2012	2013	2012

Revenues:
Papermaking Systems	$89,465	$85,211	$241,115	$245,322
Fiber-based Products	1,850	1,390	8,569	8,374
	$91,315	$86,601	$249,684	$253,696

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$14,210	$14,385	$35,975	$38,261
Corporate and Fiber-based Products (a)	(4,298)	(4,471)	(10,266)	(8,542)
Total Operating Income	9,912	9,914	25,709	29,719
Interest Expense, Net	(84)	(156)	(229)	(393)
	$9,828	$9,758	$25,480	$29,326

Capital Expenditures:
Papermaking Systems	$1,427	$578	$3,825	$1,339
Corporate and Fiber-based Products	150	95	324	175
	$1,577	$673	$4,149	$1,514

(a) Corporate primarily includes general and administrative expenses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.	Contingencies and Litigation

Right of Recourse

 In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of September 28, 2013 and December 29, 2012, the Company had $5,683,000 and $4,170,000, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

14.	Subsequent Events

Acquisition
On November 6, 2013, the Company acquired all the outstanding shares of Carmanah Design and Manufacturing Inc. (Carmanah) for approximately Canadian dollars (CAD) 54,000,000 in cash, or approximately $52,000,000, subject to a post-closing adjustment. Carmanah is a designer and manufacturer of stranders and related equipment used in the production of oriented strand board, an engineered wood panel product used primarily in home construction. At the closing date, CAD 7,000,000 of the purchase price was deposited into an escrow fund to secure certain tax, environmental, and other indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the 12-month and 18-month anniversaries of the closing. The Company recorded acquisition-related transaction costs of $333,000 in selling, general, and administrative expenses in the third quarter of 2013 related to this acquisition. The acquisition of Carmanah will extend Kadant's presence into the forest products industry and advance the Company's strategy of increasing its parts and consumables business.

Revolving Credit Facility

On November 1, 2013, the Company entered into a first amendment and limited consent to its 2012 Credit Agreement (First Amendment). The First Amendment extends the maturity date of the revolving credit facility to November 1, 2018, adds Kadant Canada Corp. as an additional foreign subsidiary borrower, and eliminates the financial covenant limiting the Company's capital expenditures. In addition, the First Amendment adds Canadian dollars as a currency and the Canadian Dollar Banker's Acceptance Rate as an index for borrowing in Canadian dollars. In November 2013, the Company borrowed approximately $33,200,000 from available funds under its 2012 Credit Agreement, as amended, to fund the acquisition of Carmanah.

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
Recent Acquisitions
On April 12, 2013, we acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8.1 million in cash and $0.5 million in assumed liabilities owed to us. CBTI was a long-time licensee of our doctoring, cleaning, and filtration products and stock-preparation products and is also a supplier of industrial drying systems. This acquisition furthers our strategy of expanding our presence in emerging markets.
On May 3, 2013, we acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for approximately $6.7 million in cash and subject to adjustment for redundancy and certain employee benefit payments. As part of the purchase agreement, we retained approximately $1.2 million to fund anticipated redundancy and certain employee benefit payments in Sweden. This acquisition expands our product offerings in our Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss has a large installed base and a high proportion of its revenues are parts and consumables products.
On November 6, 2013, we acquired all the outstanding shares of Carmanah Design and Manufacturing Inc. (Carmanah) for approximately Canadian dollars (CAD) 54 million in cash, or approximately $52 million, subject to a post-closing adjustment. Carmanah is a designer and manufacturer of stranders and related equipment used in the production of oriented strand board, an engineered wood panel product used primarily in home construction. At the closing date, CAD 7.0 million of the purchase price was deposited into an escrow fund to secure certain tax, environmental, and other indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the 12-month and 18-month anniversaries of the closing. We recorded acquisition-related transaction costs of $0.3 million in selling, general, and administrative expenses in the third quarter of 2013 related to this acquisition. The acquisition of Carmanah will extend Kadant's presence into the forest products industry and advance our strategy of increasing our parts and consumables business.
International Sales
During both the first nine months of 2013 and 2012, approximately 61% of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook
Our products are primarily sold to the global pulp and paper industry. The paper industry in North America has remained relatively consistent in the first three quarters of 2013 with good performance in some grades, such as containerboard, while demand for printing and writing grades continues to struggle. That said, the relatively strong containerboard sector saw downward pressure in operating rates at the end of the third quarter of 2013, finishing September at just under 94% compared to the year-to-date average operating rate of 97%. Our bookings in North America were $38 million in the third quarter of 2013, up 17% compared to the same period last year and 4% sequentially. Europe continues to be weak, but investments in upgrades to papermaking equipment are continuing, albeit at a moderate pace. Germany, the United Kingdom, and Eastern Europe are relatively strong, while the rest of Western Europe is somewhat weaker. Recently, financing has become a significant problem for paper and board producers in Russia, which has caused us to delay the booking of some pending orders. Our bookings in Europe were $19 million in the third quarter of 2013, up 31% compared to the prior year and 4% sequentially. In China, while the economy has seen a slight improvement in the third quarter of 2013, there continues to be over-capacity, which has a negative effect on new investments. Consequently, we are seeing a shift in customer focus towards machine optimization projects rather than capacity additions, which has created opportunities to sell our spare parts and consumables to help equipment run at peak levels. Our bookings in China were $14 million in the third quarter of 2013, up 12% compared to the third quarter of last year, but down 5% sequentially.

We expect to achieve GAAP (generally accepted accounting principles) diluted earnings per share (EPS) from continuing operations of $0.47 to $0.49 in the fourth quarter of 2013 on revenues of $86 to $88 million. Our fourth quarter guidance includes estimated restructuring costs of $0.01. For the full year, we expect revenues of $336 to $338 million, revised from our previous guidance of $340 to $345 million. We expect to achieve GAAP diluted EPS from continuing operations of $2.02 to $2.04 in 2013, which includes a gain of $0.12 on the sale of assets and restructuring costs of $0.13. This guidance does not include any results from the acquisition of Carmanah, which is expected to be dilutive in the fourth quarter of 2013 due to purchase accounting adjustments.

KADANT INC.

Results of Operations

Third Quarter 2013 Compared With Third Quarter 2012

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2013 and 2012. The results of operations for the fiscal quarter ended September 28, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	September 28,	September 29,
	2013	2012

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	57
Selling, general, and administrative expenses	31	30
Research and development expenses	2	2
Restructuring costs	–	–
	89	89

Operating Income	11	11

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	11	11
Provision for Income Taxes	4	2

Income from Continuing Operations	7%	9%

Revenues
Revenues for the third quarters of 2013 and 2012 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Three Months Ended
	September 28,	September 29,
(In thousands)	2013	2012

Revenues:
Papermaking Systems	$89,465	$85,211
Fiber-based Products	1,850	1,390
	$91,315	$86,601

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues increased $4.2 million, or 5%, to $89.4 million in the third quarter of 2013 from $85.2 million in the third quarter of 2012 primarily due to the inclusion of $7.0 million in revenues from acquisitions and a $1.5 million increase from the favorable effects of currency translation, offset in part by a decrease in revenues in both our Fluid-Handling and Stock-Preparation product lines.

Fiber-based Products. Revenues increased $0.5 million, or 33%, to $1.9 million in the third quarter of 2013 from $1.4 million in the third quarter of 2012 primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the third quarters of 2013 and 2012, and the changes in revenues by product line between the third quarters of 2013 and 2012 excluding the effect of currency translation. The decrease in revenues excluding the effect of currency translation represents the decrease resulting from the conversion of third quarter of 2013 revenues in local currency into U.S. dollars at the third quarter of 2012 exchange rates, and then comparing this result to the actual revenues in the third quarter of 2012. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
	Three Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	September 28, 2013	September 29, 2012	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$38.8	$34.5	$4.3	$3.2
Doctoring, Cleaning, & Filtration	28.8	27.1	1.7	1.5
Fluid-Handling	21.8	23.6	(1.8)	(2.0)
	$89.4	$85.2	$4.2	$2.7

Revenues in our Stock-Preparation product line in the third quarter of 2013 increased $3.2 million, or 9%, excluding a $1.1 million favorable effect of currency translation, compared to the third quarter of 2012 primarily due to the inclusion of $4.9 million of revenues from acquisitions in 2013. These increases were offset in part by a decrease in demand for our products in China and North America. Revenues from our Doctoring, Cleaning, & Filtration product line in the third quarter of 2013 increased $1.5 million, or 5%, excluding a $0.2 million favorable effect of currency translation, compared to the prior year period. This increase was primarily due to the inclusion of $2.1 million in revenues from acquisitions and an increase in demand for our capital products in North America, offset in part by decreased demand for our capital products at our Chinese and European operations. Revenues from our Fluid-Handling product line in the third quarter of 2013 decreased $2.0 million, or 8%, excluding a $0.2 million favorable effect of currency translation, compared to the prior year period primarily due to decreased demand for our products at our Chinese and European operations.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
        Gross profit margins for the third quarters of 2013 and 2012 are as follows:

	Three Months Ended
	September 28,	September 29,
	2013	2012

Gross Profit Margin:
Papermaking Systems	44.3%	43.6%
Fiber-based Products	26.7	30.4
	43.9%	43.4%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 44.3% in the third quarter of 2013 from 43.6% in the third quarter of 2012. The increase in the gross profit margin in the Papermaking Systems segment resulted from a higher proportion of parts and consumables products sold in the quarter, offset in part by lower gross profit margins for our capital products, particularly in our Stock-Preparation product line.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 26.7% in the third quarter of 2013 from 30.4% in the third quarter of 2012 primarily due to an increase in revenues from lower-margin biodegradable granular products.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues were 31% and 30% in the third quarters of 2013 and 2012, respectively. Selling, general, and administrative expenses increased $2.4 million, or 9%, to $28.6 million in the third quarter of 2013 from $26.2 million in the third quarter of 2012 primarily due to the inclusion of $3.2 million of operating, due diligence, and other expenses from acquisitions.

Total stock-based compensation expense was $1.2 million and $1.3 million in the third quarters of 2013 and 2012, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.6 million and $1.5 million in the third quarters of 2013 and 2012, respectively, and represented 2% of revenues in both periods.

Restructuring Costs
Restructuring costs were $45 thousand in the third quarter of 2013 due to additional costs related to our 2013 restructuring plan.

Interest Income
Interest income increased to $0.2 million in the third quarter of 2013 from $0.1 million in the third quarter of 2012 primarily due to higher average interest rates, and to a lesser extent, higher invested cash balances in the third quarter of 2013.

Interest Expense
Interest expense was $0.2 million in both the third quarters of 2013 and 2012.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes was $3.3 million and $2.1 million in the third quarters of 2013 and 2012, respectively, and represented 34% and 21% of pre-tax income. The effective tax rate of 34% in the third quarter of 2013 was lower than our statutory tax rate primarily due to lower statutory tax rates in our overseas operations and a more favorable distribution of our worldwide earnings. The effective tax rate of 21% in the third quarter of 2012 was lower than our statutory tax rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods, the latter of which was due to an increase in estimated 2012 income and foreign source income in the U.S.

Income from Continuing Operations
Income from continuing operations decreased $1.2 million to $6.5 million in the third quarter of 2013 from $7.7 million in the third quarter of 2012. This decrease was primarily due to an increase in our provision for income taxes of $1.2 million (see Provision for Income Taxes discussed above).

(Loss) Income from Discontinued Operation
Loss from the discontinued operation was $14 thousand in the third quarter of 2013 compared to income of $0.8 million in the third quarter of 2012. The income in the 2012 period was primarily due to adjustments associated with the reserve for the payment of claims under the class action settlement related to products manufactured by the discontinued operation.

First Nine Months 2013 Compared With First Nine Months 2012

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first nine months of 2013 and 2012. The results of operations for the first nine months of 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	September 28,	September 29,
	2013	2012

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	54	56
Selling, general, and administrative expenses	34	30
Research and development expenses	2	2
Restructuring costs and other (income) expense, net	–	–
	90	88

Operating Income	10	12

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	10	12
Provision for Income Taxes	3	3

Income from Continuing Operations	7%	9%

KADANT INC.

Results of Operations (continued)

Revenues
Revenues for the first nine months of 2013 and 2012 from our Papermaking Systems segment and Fiber-based Products business are as follows:

	Nine Months Ended
	September 28,	September 29,
(In thousands)	2013	2012

Revenues:
Papermaking Systems	$241,115	$245,322
Fiber-based Products	8,569	8,374
	$249,684	$253,696

Papermaking Systems Segment. Revenues decreased $4.2 million to $241.1 million in the first nine months of 2013 from $245.3 million in the first nine months of 2012. Increases due to the inclusion of $13.1 million in revenues from acquisitions and the favorable effects of currency translation of $2.4 million were more than offset by decreased demand for capital products primarily in our Stock-Preparation product line.

Fiber-based Products. Revenues increased $0.2 million, or 2%, to $8.6 million in the first nine months of 2013 from $8.4 million in the first nine months of 2012 primarily due to increased demand for our cat box filler products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first nine months of 2013 and 2012, and the changes in revenues by product line between the first nine months of 2013 and 2012 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first nine months of 2013 revenues in local currency into U.S. dollars at the first nine months of 2012 exchange rates, and then comparing this result to the actual revenues in the first nine months of 2012. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Nine Months Ended		Increase (Decrease) Excluding Effect of
(In millions)	September 28, 2013	September 29, 2012	Increase (Decrease)	Currency Translation

Papermaking Systems Product Lines:
Stock-Preparation	$90.3	$95.9	$(5.6)	$(7.0)
Doctoring, Cleaning, & Filtration	82.3	79.7	2.6	1.8
Fluid-Handling	68.5	69.7	(1.2)	(1.4)
	$241.1	$245.3	$(4.2)	$(6.6)

KADANT INC.

Results of Operations (continued)
Revenues in our Stock-Preparation product line in the first nine months of 2013 decreased $7.0 million, or 7%, excluding a $1.4 million favorable effect of currency translation, compared to the first nine months of 2012 primarily due to decreased demand for our capital products, offset in part by the inclusion of $8.9 million in revenues from acquisitions in 2013. Revenues from our Doctoring, Cleaning, & Filtration product line in the first nine months of 2013 increased $1.8 million, or 2%, excluding a $0.8 million favorable effect of currency translation, compared to the prior year period. This increase was primarily due to the inclusion of $3.9 million in revenues from acquisitions in 2013 and an increase in demand for our parts and consumables products in North America. These increases were offset in part by a decrease in demand for capital products in the first nine months of 2013 compared to the 2012 period. In our Fluid-Handling product line, revenues in the first nine months of 2013 decreased $1.4 million, or 2%, excluding a $0.2 million favorable effect of currency translation compared to the prior year period primarily due to decreased demand for capital products, offset in part by the inclusion of $0.3 million in revenues from acquisitions in 2013.

Gross Profit Margin
Gross profit margins for the first nine months of 2013 and 2012 are as follows:

	Nine Months Ended
	September 28,	September 29,
	2013	2012

Gross Profit Margin:
Papermaking Systems	46.5%	44.0%
Fiber-based Products	46.1	50.7
	46.5%	44.3%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 46.5% in the first nine months of 2013 from 44.0% in the first nine months of 2012. This increase resulted primarily from higher gross profit margins in our Stock-Preparation product line due to better pricing and an increase in the proportion of higher-margin parts and consumables products to total revenues compared to the first nine months of 2012.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 46.1% in the first nine months of 2013 from 50.7% in the first nine months of 2012 primarily as a result of decreased manufacturing efficiency due to lower production volumes and revenues in the first nine months of 2013.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues were 34% and 30% in the first nine months of 2013 and 2012, respectively. Selling, general, and administrative expenses increased $7.2 million, or 9%, to $85.0 million in the first nine months of 2013 from $77.8 million in the first nine months of 2012 primarily due to higher selling expenses and increased selling, general, and administrative expenses from the inclusion of operating, due diligence, and other expenses from our acquisitions.

Total stock-based compensation expense was $3.8 million and $3.6 million in the first nine months of 2013 and 2012, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses increased $0.7 million to $5.1 million in the first nine months of 2013 compared to $4.4 million in the first nine months of 2012 and represented 2% of revenues in both periods.

KADANT INC.

Results of Operations (continued)

Restructuring Costs and Other (Income) Expense, net
Restructuring costs and other (income) expense, net was $0.3 million in both the first nine months of 2013 and 2012.

The first nine months of 2013 included restructuring costs of $2.0 million, net of a gain on the sale of assets of $1.7 million. The restructuring costs included severance costs of $1.3 million associated with the reduction of 22 employees in Brazil and $0.6 million associated with the reduction of 25 employees in Sweden. We estimate annualized savings of $1.3 million in selling, general, and administrative expenses and $1.7 million in cost of revenues once these restructuring actions have been completed. These actions were taken to streamline our operations as a result of our recent acquisitions. All of these items occurred in the Papermaking Systems segment.

The first nine months of 2012 included other expense related to accelerated depreciation of $0.3 million from the disposal of equipment in China related to a facility consolidation.

Interest Income
Interest income increased to $0.4 million in the first nine months of 2013 from $0.2 million in the first nine months of 2012 primarily due to higher average interest rates, and to a lesser extent, higher invested cash balances in the first nine months of 2013.

Interest Expense
Interest expense was $0.6 million in both the first nine months of 2013 and 2012.

Provision for Income Taxes
Our provision for income taxes was $7.8 million and $7.9 million in the first nine months of 2013 and 2012, respectively, and represented 31% and 27% of pre-tax income. The effective tax rate of 31% in the first nine months of 2013 was lower than our statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, our effective tax rate in the first nine months of 2013 benefited from the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to projected profitability associated with the CBTI acquisition. Also contributing to the lower effective tax rate in the first nine months of 2013 were lower statutory tax rates in our overseas operations and a more favorable distribution of our worldwide earnings. The effective tax rate of 27% in the first nine months of 2012 was lower than our statutory tax rate primarily due to the distribution of worldwide earnings and the expected utilization of foreign tax credits that were fully reserved in prior periods, the latter of which was due to an increase in estimated 2012 income and foreign source income in the U.S.

Income from Continuing Operations
Income from continuing operations decreased $3.7 million to $17.7 million in the first nine months of 2013 from $21.4 million in the first nine months of 2012. The decrease in the 2013 period was primarily due to a decrease in operating income of $4.0 million (see Revenues, Gross Profit Margin, and Operating Expenses discussed above).

(Loss) Income from Discontinued Operation
Loss from the discontinued operation was $55 thousand in the first nine months of 2013 compared to income of $0.8 million in the first nine months of 2012. The income in the 2012 period was primarily due to adjustments associated with the reserve for the payment of claims under the class action settlement related to products manufactured by the discontinued operation.

KADANT INC.

Results of Operations (continued)

Recent Accounting Pronouncements
Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11. Currently, GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. We have not yet adopted this ASU and we are currently evaluating the effect it will have on our consolidated financial statements.

Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the FASB issued ASU No. 2013-10. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government treasury obligation rate and the London Interbank Offered Rate (LIBOR). This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted this ASU in the third quarter of 2013, which did not have an effect on our consolidated financial statements. We will consider the guidance in this ASU for future transactions in which we elect to apply hedge accounting of the benchmark interest rate.

Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. In April 2013, the FASB issued ASU No. 2013-07. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The ASU requires an organization to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. This ASU is effective for reporting periods beginning after December 15, 2013, although early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital, including the discontinued operation, was $119.9 million at September 28, 2013, compared with $100.3 million at December 29, 2012. Included in working capital are cash and cash equivalents of $73.0 million and restricted cash of $0.2 million at September 28, 2013, compared with cash and cash equivalents of $54.6 million at December 29, 2012. At September 28, 2013, $68.3 million of cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2013
Our operating activities provided cash of $30.5 million in the first nine months of 2013, including $30.7 million of cash provided by our continuing operations and $0.2 million of cash used in our discontinued operation. Working capital provided cash of $4.9 million in the first nine months of 2013, including $3.9 million from other current liabilities, $3.6 million from accounts receivable and $2.3 million from accounts payable. Cash provided by an increase in other current liabilities primarily related to customer deposits on stock-preparation contracts. Cash provided by a decrease in accounts receivable and an increase in accounts payable was primarily due to the timing of billings and payments. These sources of cash were offset in part by an increase in inventory, which used cash of $2.2 million in the first nine months of 2013, related to increased production. In addition, other current assets used cash of $1.9 million in the first nine months of 2013 primarily due to an increase in refundable income taxes and prepaid expenses associated with advance payments to suppliers.

Our investing activities used cash of $14.4 million in the first nine months of 2013, including $14.2 million for the acquisitions of CBTI and Noss and $4.1 million for the purchase of property, plant, and equipment. These uses of cash were offset in part by $3.3 million of proceeds received from the sale of property, plant, and equipment, primarily from the sale of real estate in China.

Our financing activities provided cash of $1.8 million in the first nine months of 2013, primarily from proceeds received from borrowings under our 2012 Credit Agreement of $18.9 million. This source of cash was largely offset by cash used for principal payments on our debt obligations of $11.3 million, repurchases of our common stock on the open market of $3.5 million, and the payment of $2.8 million in cash dividends to stockholders.

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
Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and as amended on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. There were $8.0 million of borrowings outstanding under the 2012 Credit Agreement at September 28, 2013. In November 2013, we borrowed approximately $33.2 million from available funds under the 2012 Credit Agreement to fund the acquisition of Carmanah.

KADANT INC.

Liquidity and Capital Resources (continued)

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of September 28, 2013, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.
Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of September 28, 2013, the remaining balance on the 2006 Commercial Real Estate Loan was $6.5 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) three-month LIBOR plus a .75% margin.

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
Interest Rate Swap Agreement
We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of September 28, 2013, the interest rate swap agreement had an unrealized loss of $0.9 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.

KADANT INC.

Liquidity and Capital Resources (continued)

The counterparty to the 2006 Swap Agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, maximum annual capital expenditures of $25 million, and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $0.9 million associated with the swap agreement as of September 28, 2013, represents the estimated amount that we would pay to the counterparty in the event of an early termination.
Additional Liquidity and Capital Resources
On October 29, 2012, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. Through September 28, 2013, we had repurchased 319,733 shares of our common stock for $8.2 million under this authorization. On November 4, 2013, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014.

We paid quarterly cash dividends totaling $2.8 million in the first nine months of 2013. On September 19, 2013, our board of directors approved a quarterly cash dividend of $0.125 per outstanding share of our common stock, or approximately $1.4 million, to be paid on November 7, 2013 to all stockholders of record on October 10, 2013. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.
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

On May 3, 2013, we acquired certain assets of Noss, a Sweden-based supplier of high-efficiency cleaners and approach flow systems, for approximately $6.7 million in cash and subject to adjustment for redundancy and certain employee benefit payments. At the closing date, approximately $2.0 million of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the first and second anniversaries of the closing date.

On November 6, 2013, we acquired all the outstanding shares of Carmanah for approximately CAD 54 million in cash, or approximately $52 million, subject to a post-closing adjustment. Carmanah is a designer and manufacturer of stranders and related equipment used in the production of oriented strand board, an engineered wood product used primarily in home construction. At the closing date, CAD 7 million of the purchase price was deposited into an escrow fund to secure certain tax, environmental, and other indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the 12-month and 18-month anniversaries of the closing.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through September 28, 2013, we have not provided for U.S. income taxes on approximately $138.8 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $1.9 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $1 to $2 million during the remainder of 2013 for property, plant, and equipment.

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

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2013. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of September 28, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our financial performance will be negatively impacted if there are delays in customers securing financing or our customers become unable to secure such financing, due to any number of factors including a tightening of monetary policy. Recently, financing has become a significant problem for pulp and paper producers in Russia, which has caused us to delay the booking of some pending orders. The inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, which are required in some cases to guarantee performance, during periods of economic uncertainty.

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
Carmanah manufactures equipment used in the production of oriented strand board (OSB) and its financial performance may be adversely affected by lower levels of residential construction activity.
On November 6, 2013, we acquired all the outstanding shares of Carmanah, a manufacturer of stranders and related equipment used in the production of oriented strand board (OSB), an engineered wood panel product used primarily in home construction. Carmanah's customers produce OSB principally for new residential construction, home repair and remodeling activities. Carmanah's operating results correlate to a significant degree to the level of this residential construction activity, primarily in North America and to a lesser extent Europe. Residential construction activity is influenced by a number of factors, including the supply of and demand for new and existing homes, new housing starts, unemployment rates, interest rate levels, availability of mortgage financing, mortgage foreclosure rates, seasonal and unusual weather conditions, general economic conditions and consumer confidence. In the U.S., the residential housing industry has been in a prolonged down cycle that began in 2006, although the housing market has shown signs of improvement beginning in the latter half of 2012. A significant increase in long-term interest rates, tightened lending standards, continued high unemployment rates and other factors that reduce levels of residential construction activity could have a material adverse effect on the financial performance of Carmanah, and in turn, on our consolidated financial results.

KADANT INC.

The OSB market is highly concentrated and the market for building products is highly competitive. The loss of a significant customer or our customers' reductions in capital spending or OSB production could have a material adverse effect on our financial performance.
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. The loss of one or more of these customers to a competitor could adversely affect Carmanah's revenues and profitability. In addition, the market for building products is highly competitive. Competitive products to OSB include other wood panel products and substitutes for wood building products, such as nonfiber based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy, chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on the financial performance of Carmanah, and in turn, on our consolidated financial results.
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
We are dependent upon certain suppliers for components and raw materials.
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
Our newly-acquired Carmanah business uses a single supplier for certain components used in its stranders. Carmanah has entered into a long-term agreement with the supplier and has had no difficulty to date obtaining sufficient supplies of these components. Although we believe our relationship with the supplier to be good, if the supplier were to terminate the agreement, we would be forced to find an alternative source of supply. Alternative sources of supply could be more expensive, which could have an adverse effect on our operating results.
Our business is subject to economic, currency, political, and other risks associated with international sales and operations.
During both the first nine months of 2013 and 2012, approximately 61% of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including operations in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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
Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:
–	competition with other prospective buyers resulting in our inability to complete an acquisition or in us paying a substantial premium over the fair value of the net assets of the acquired business,
–	inability to obtain regulatory approvals, including antitrust approvals,
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
–	inability to retain key management of the acquired business,
–	diversion of management's attention away from other business concerns,
–	inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquisition,
–	assumption of significant liabilities, some of which may be unknown at the time,
–	potential future impairment of the value of goodwill and intangible assets acquired, and
–	identification of internal control deficiencies of the acquired business.
We are required to record transaction and acquisition-related costs in the period incurred. Once completed, acquisitions may involve significant integration costs. These acquisition-related costs could be significant in a reporting period and have an adverse effect on our results of operations.
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
Some of the markets in which we compete are mature and have lower growth rates. We pursue a number of strategies to improve our internal growth, including:
–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities;
–	focusing on parts and consumables sales;
–	using low cost manufacturing bases, such as China and Mexico;
–	allocating research and development funding to products with higher growth prospects;
–	developing new applications for our technologies;
–	combining sales and marketing operations in appropriate markets to compete more effectively;
–	finding new markets for our products; and
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth in product offerings.
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
We entered into a five year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and as amended on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. We have borrowed amounts under the 2012 Credit Agreement and under another agreement to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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
Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of September 28, 2013, a portion of our outstanding floating rate debt was hedged through an interest rate swap agreement. The unrealized loss associated with this swap agreement was $0.9 million as of September 28, 2013. This unrealized loss represents the estimated amount for which the swap agreement could be settled. The counterparty to the swap agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. If this swap agreement were to be terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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
Furthermore, our 2012 Credit Agreement requires that any amounts borrowed under the facility be repaid before the maturity date in 2018. If we are unable to roll over the amounts borrowed into a new credit facility and we do not have sufficient cash in the United States to repay our borrowings, we may need to repatriate cash from our overseas operations to fund the repayment and we would be required to pay taxes on the repatriated amounts. Such repatriation would have an adverse effect on our effective tax rate and cash flows.

KADANT INC.

We have not independently verified the results of third-party research or confirmed assumptions or judgments on which they may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties.
         We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as RISI, FEA (Forest Economic Advisors), and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information, and with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which such information is based. Forecasted and other forward-looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.
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

KADANT INC.

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

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the third quarter of 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
6/30/13 – 7/31/13	–	–	–	$12,591,884
8/1/13 – 8/31/13	25,000	$30.63	25,000	$11,826,131
9/1/13 – 9/28/13	–	–	–	$11,826,131
Total:	25,000	$30.63	25,000

(1)
On October 29, 2012, our board of directors authorized and announced the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the third quarter of 2013, we repurchased 25,000 shares of our common stock for $0.8 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of November, 2013.

KADANT INC.

/s/ Thomas M. O'Brien
Thomas M. O'Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Form of Amendment to Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers applicable to outstanding restricted stock unit awards effective on September 18, 2013.

10.2	Form of Amendment to Stock Option Agreement between the Company and its executive officers applicable to outstanding stock option awards effective on September 18, 2013.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at September 28, 2013 and December 29, 2012, (ii) Condensed Consolidated Statement of Income for the three months and nine months ended September 28, 2013 and September 29, 2012, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 28, 2013 and September 29, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012, (v) Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 28, 2013 and September 29, 2012, and (vi) Notes to Condensed Consolidated Financial Statements.