Form 10-K
period 2013-12-28
KADANT INC
filed 2014-03-12
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of June 29, 2013, was approximately $328,122,000.
As of February 14, 2014, the Registrant had 11,119,726 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended December 28, 2013

Kadant Inc.	2013 Annual Report

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of this Report.

Item 1.	Business
The terms "we," "us," "our," "Registrant," or "Company" in this Report refer to Kadant Inc. and its consolidated subsidiaries.

Description of Our Business
We are a leading global supplier of equipment used in process industries, including papermaking, paper recycling, and oriented strand board (OSB). In addition, we manufacture granules made from papermaking byproducts. We have a large customer base that includes most of the world's major paper and OSB manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business.
Our continuing operations are comprised of two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, and process industries. Through our Wood Processing Systems segment, we design, manufacture, and market stranders and related equipment used in the production of OSB, an engineered wood panel product used primarily in home construction, and sell debarking and wood chipping equipment used in the forest products and the pulp and paper industries. Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

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
In 2013*, our Papermaking Systems segment acquired a long-time Brazilian licensee of our doctoring, cleaning, filtration, and stock preparation products for approximately $8.1 million in cash and $0.5 million in assumed liabilities owed to us. In addition, in 2013, our Papermaking Systems segment acquired certain assets of a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems for approximately $7.1 million in cash. This acquisition expanded our product offerings in our Stock-Preparation product line, particularly for virgin pulp and approach flow applications.
Our Papermaking Systems segment consists of the following product lines: Stock-Preparation; Doctoring, Cleaning, & Filtration; and Fluid-Handling.

___________________________________
*            Unless otherwise noted, references to 2013, 2012, and 2011 in this Annual Report on Form 10-K are for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Kadant Inc.	2013 Annual Report

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

Doctoring, Cleaning, & Filtration
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

Fluid-Handling
We develop, manufacture and market rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food. Our principal fluid-handling systems include:
–	Rotary joints: Our mechanical devices, used with rotating shafts, allow the transfer of pressurized fluid from a stationary source into and out of rotating machinery for heating, cooling, or the transfer of fluid power.
–	Syphons: Our devices, installed primarily inside the rotating cylinders of paper machines, are used to remove condensate from the drying cylinders through rotary joints located on either end of the cylinder.
–	Turbulator® bars: Our steel or stainless steel axial bars, installed on the inside of cylinders, are used to induce turbulence in the condensate layer to improve the uniformity and rate of heat transfer through the cylinders.
–	Engineered steam and condensate systems: Our steam systems control the flow of steam from the boiler to the paper drying cylinders, collect condensed steam, and return it to the boiler to improve energy efficiency during the paper drying process. Our systems and equipment are also used to efficiently and effectively distribute steam in a wide variety of industrial processing applications.

Kadant Inc.	2013 Annual Report

Wood Processing Systems Segment
On November 6, 2013, we acquired all the outstanding shares of Carmanah Design and Manufacturing Inc. (Carmanah) for $51.6 million, subject to a post-closing adjustment. Carmanah, located in Surrey, British Columbia, Canada is a global leader in the design and manufacture of stranders and related equipment used in the production of OSB, an engineered wood panel product used primarily in home construction. Carmanah also supplies debarking and wood chipping equipment used in the forest products and the pulp and paper industries. The acquisition of Carmanah extends our presence into the forest products industry and will advance our strategy of increasing our parts and consumables business. Our principal wood-processing products include:
–	Stranders: Our disc and ring stranders cut tree length or batch fed logs into strands for OSB production and are used to manage strands in real time using our patented conveying and feeding equipment.
–	Rotary Debarkers: Our rotary debarkers employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species.
–	Chippers: Our disc, drum, and veneer chippers are high quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, sawmill, and planer mill sites.

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
On October 24, 2011, we, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. In 2012, we paid $0.6 million with respect to approved claims under the class action settlement.

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
Our research and development expenses were $6.7 million, $6.0 million, and $5.7 million in 2013, 2012, and 2011, respectively.

Raw Materials
The primary raw materials used in our Papermaking Systems segment are steel, stainless steel, ductile iron, brass, and bronze, which have generally been available through a number of suppliers. To date, we have not needed to maintain raw material inventories in excess of our current needs to ensure availability.
The primary raw materials used in our Wood Processing Systems segment are steel and stainless steel, which have generally been available through a number of suppliers.
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

Kadant Inc.	2013 Annual Report

Papermaking Systems Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2014 to 2033. From time to time, we enter into licenses of products with other companies that serve the pulp, papermaking, converting, and paper recycling industries.

Wood Processing Systems Segment
We currently hold several U.S. and Canadian patents, expiring on various dates ranging from 2014 to 2032, related to wood processing and debarking equipment.

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
Wood Processing Systems Segment
Our newly acquired Wood Processing Systems business is subject to seasonal variations, with demand for many of our products tending to be greater during the building season, which generally occurs in the second and third quarters in North America.
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

Dependency on a Single Customer
No single customer accounted for more than 10% of our consolidated revenues in any of the past three years. In addition, revenues in our Papermaking Systems and Wood Processing Systems segments were not dependent on any one customer. During 2013, 2012, and 2011, approximately 63%, 61%, and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and China.

Backlog
Our backlog of firm orders for the Papermaking Systems segment was $84.5 million and $77.0 million at year-end 2013 and 2012, respectively. The total consolidated backlog of firm orders was $97.6 million and $77.5 million at year-end 2013 and 2012, respectively. We anticipate that substantially all of the backlog at year-end 2013 will be shipped or completed during the next 12 months. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

Competition
We are a leading supplier of systems and equipment in each of our product lines within our Papermaking Systems segment and there are several global and numerous local competitors in each market. In our Wood Processing Systems segment, we compete with one primary global competitor in the OSB market for stranding equipment and several global and local competitors for our other products. Because of the diversity in our products, we face many different types of competitors and competition. We compete primarily on the basis of technical expertise, product innovation, and product performance. We believe the reputation that we have established for high-performance, high-reliability products supported by our in-depth process knowledge and application expertise provides us with a competitive advantage. In addition, a significant portion of our business is generated from our worldwide customer base. To maintain this base, we have emphasized our global presence, local support, and a problem-solving relationship with our customers. Our success primarily depends on the following factors:
–	Technical expertise and process knowledge;
–	Product innovation;
–	Product quality, reliability, and performance;
–	Operating efficiency of our products;
–	Customer service and support; and
–	Relative price of our products.

Kadant Inc.	2013 Annual Report

Environmental Protection Regulations
We believe that our compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees
As of year-end 2013, we had approximately 1,800 employees worldwide.

Financial Information
Financial information concerning our segment and product lines is summarized in Note 12 to the consolidated financial statements, which begin on page F-1 of this Report.
Financial information about exports by domestic operations and about foreign operations is summarized in Note 12 to the consolidated financial statements, which begin on page F-1 of this Report.

Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. The public also may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we make available free of charge through our website at www.kadant.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to these Reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We are not including the information contained on our website as part of this Report nor are we incorporating the information on our website into this Report by reference.

Executive Officers of the Registrant
The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2014:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Jonathan W. Painter	55	President and Chief Executive Officer (1997)
Eric T. Langevin	51	Executive Vice President and Chief Operating Officer (2006)
Thomas M. O'Brien	62	Executive Vice President and Chief Financial Officer (1994)
Jeffrey L. Powell	55	Executive Vice President (2009)
Sandra L. Lambert	58	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	52	Vice President, Finance and Chief Accounting Officer (2002)

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
Mr. Langevin has been an executive vice president and our chief operating officer since January 2010. Prior to January 2010, Mr. Langevin had been a senior vice president since March 2007 and had supervisory responsibility for our paperline business, consisting of our Fluid-Handling and our Doctoring, Cleaning, & Filtration product lines. He served as vice president, with responsibility for our Doctoring, Cleaning, & Filtration product lines, from 2006 to 2007. From 2001 to 2006, Mr. Langevin was president of Kadant Web Systems Inc. (now our Kadant Solutions division) and before that served as its senior vice president and vice president of operations. Prior to 2001, Mr. Langevin managed several product groups and departments within Kadant Web Systems after joining us in 1986 as a product development engineer.
Mr. O'Brien has been an executive vice president since 1998 and our chief financial officer since 2001. He served as our treasurer from 2001 to February 2005 and also as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O'Brien held various finance positions at Racal Interlan, Inc., Prime Computer, Compugraphic Corporation, and the General Electric Company.
Mr. Powell has been an executive vice president since March 2013 and has supervisory responsibility for our stock-preparation and fiber-based products businesses. From September 2009 to March 2013, he was a senior vice president. From January 2008 to September 2009, Mr. Powell was vice president, new ventures, with principal responsibility for acquisition-related activities.

Kadant Inc.	2013 Annual Report

Prior to joining us, Mr. Powell was the chairman and chief executive officer of Castion Corporation from April 2003 through December 2007.
Ms. Lambert has been a vice president and our general counsel since 2001, and our secretary since our incorporation in 1991. Prior to joining us, she was a vice president and the secretary of Thermo Electron from 1999 and 1990, respectively, to 2001 and before that was a member of Thermo Electron's legal department.
Mr. McKenney has been our vice president, finance and chief accounting officer since January 2002 and served as our corporate controller from 1997 to 2007. Mr. McKenney was controller of our Kadant AES division (now part of our Kadant Solutions division) from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International Corp.

Item 1A.                          Risk Factors
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results in 2014 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.
Our business is dependent on worldwide and local economic conditions as well as the condition of the pulp and paper industry.
We sell products worldwide primarily to the pulp and paper industry, which is a cyclical industry. Generally, the financial condition of the global pulp and paper industry corresponds to general worldwide economic conditions, as well as to a number of other factors, including pulp and paper production capacity relative to demand in the geographic markets in which we compete. A significant portion of our revenues are from customers based in Europe and China. Economic downturns and uncertainty in Europe, including recent uncertainties in Russia, can adversely affect our revenues and bookings in Europe. In addition, slowing economic growth rates in China can adversely affect our business. The timing for the addition of new capacity in the paper markets in China remains uncertain and is highly dependent on the markets' ability to absorb existing capacity. These uncertainties in the global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products, and as a consequence, our products and services, especially our capital equipment systems and products, and our financial results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in the pulp and paper industry, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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

Kadant Inc.	2013 Annual Report

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
In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer's specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. For this reason, we generally do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is cancelled prior to the receipt of a down payment in the event we commence engineering or other work associated with the contract. We typically have inventory awaiting shipment to customers. We could incur a loss if contracts are cancelled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is cancelled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract, which could represent 80% or more of the total order.
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
Carmanah manufactures equipment used in the production of OSB and its financial performance may be adversely affected by lower levels of residential construction activity.
In November 2013, we acquired all the outstanding shares of Carmanah, a manufacturer of stranders and related equipment used in the production of OSB, an engineered wood panel product used primarily in home construction. Carmanah's customers produce OSB principally for new residential construction, home repair and remodeling activities. Carmanah's operating results correlate to a significant degree to the level of this residential construction activity, primarily in North America and to a lesser extent in Europe. Residential construction activity is influenced by a number of factors, including the supply of and demand for new and existing homes, new housing starts, unemployment rates, interest rate levels, availability of mortgage financing, mortgage foreclosure rates, seasonal and unusual weather conditions, general economic conditions and consumer confidence. In the U.S., the residential housing industry has been in a prolonged down cycle that began in 2006, although the housing market has shown signs of improvement beginning in the latter half of 2012. A significant increase in long-term interest rates, tightened lending standards, continued high unemployment rates and other factors that reduce levels of residential construction activity could have a material adverse effect on the financial performance of Carmanah, and in turn, on our consolidated financial results.
The OSB market is highly concentrated and the market for building products is highly competitive. The loss of a significant customer or our customers' reductions in capital spending or OSB production could have a material adverse effect on our financial performance.
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. The loss of one or more of these customers to a competitor could adversely affect Carmanah's revenues and profitability. In addition, the market for building products is highly competitive. Competitive products with OSB include other wood panel products and substitutes for wood building products, such as nonfiber-based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy, chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on the financial performance of Carmanah, and in turn, on our consolidated financial results.
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

Kadant Inc.	2013 Annual Report

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
During 2013 and 2012, approximately 63% and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate several manufacturing operations worldwide, including operations in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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
Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:
–	competition with other prospective buyers resulting in our inability to complete an acquisition or in us paying a substantial premium over the fair value of the net assets of the acquired business,
–	inability to obtain regulatory approvals, including antitrust approvals,
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business,
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers,
–	inability to retain key management of the acquired business,
–	diversion of management's attention from other business concerns,
–	inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquisition,
–	assumption of significant liabilities, some of which may be unknown at the time,
–	potential future impairment of the value of goodwill and intangible assets acquired, and
–	identification of internal control deficiencies of the acquired business.
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

Kadant Inc.	2013 Annual Report

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
Some of the markets in which we compete are mature and have lower growth rates. We pursue a number of strategies to improve our internal growth, including:
–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities;
–	focusing on parts and consumables sales;
–	using low cost manufacturing bases, such as China and Mexico;
–	allocating research and development funding to products with higher growth prospects;
–	developing new applications for our technologies;
–	combining sales and marketing operations in appropriate markets to compete more effectively;
–	finding new markets for our products; and
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth of product offerings.
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

Kadant Inc.	2013 Annual Report

including: changes in tax rates in various jurisdictions; unanticipated changes in the amount of profit in jurisdictions with low statutory tax rates; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including impairments of goodwill in connection with acquisitions; changes in available tax credits or our ability to utilize foreign tax credits; and changes in tax laws or the interpretation of such tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from that of prior periods or current expectations, which could have an adverse effect on our results of operations or cash flows.
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
We entered into a five year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. We have borrowed amounts under the 2012 Credit Agreement and under another agreement to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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
Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of December 28, 2013, a portion of our outstanding floating rate debt was hedged through an interest rate swap agreement entered into in 2006. The unrealized loss associated with this swap agreement was $0.8 million as of December 28, 2013. This unrealized loss represents the estimated amount for which the swap agreement could be settled. The counterparty to the swap agreement could demand an early termination of the swap agreement if we were in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we were unable to cure the default. If this swap agreement were to be terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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

Kadant Inc.	2013 Annual Report

ability to fund our operations and grow our business. If we were unable to service our debt and fund our business, we could be forced to reduce or delay capital expenditures or research and development expenditures, seek additional financing or equity capital, restructure or refinance our debt, curtail or eliminate our cash dividend to stockholders, or sell assets.
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
Furthermore, our 2012 Credit Agreement requires that any amounts borrowed under the facility be repaid by the maturity date in 2018. If we are unable to roll over the amounts borrowed into a new credit facility and we do not have sufficient cash in the United States to repay our borrowings, we may need to repatriate cash from our overseas operations to fund the repayment and we would be required to pay taxes on the repatriated amounts. Such repatriation would have an adverse effect on our effective tax rate and cash flows.
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

Kadant Inc.	2013 Annual Report

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
Stock markets in general and our common stock in particular experienced significant price and volume volatility during the 2008 to 2009 economic recession and in the second half of 2011, and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer, particularly in Asia, to comply with an order's contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the pulp and paper industry,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors' announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	changes in the estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, or expenses,
–	the impact of new acquisition accounting, including the treatment of acquisition and restructuring costs as period costs,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

Kadant Inc.	2013 Annual Report

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
We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of year-end 2013 are as follows:

Papermaking Systems Segment
We own approximately 1,846,000 square feet and lease approximately 166,000 square feet, under leases expiring on various dates ranging from 2014 to 2018, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2049 to 2061. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Valinhos, Brazil; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Theodore, Alabama, U.S.A; Weesp, The Netherlands; Wuxi, China; Hindas, Sweden; Guadalajara, Mexico; Bury, England; Norrkoping, Sweden; Mason, Ohio, U.S.A; Huskvarna, Sweden; and Summerstown, Ontario, Canada.

Wood Processing Systems Segment
We lease approximately 56,000 square feet of manufacturing and office space located in Surrey, British Columbia, Canada.

Fiber-based Products
We own approximately 31,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 50,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.

Corporate
We lease approximately 12,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2017.

Item 3.	Legal Proceedings
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Kadant Inc.	2013 Annual Report

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI". The closing market price on the New York Stock Exchange for our common stock on February 14, 2014 was $35.90 per share.

The following table sets forth the high and low sales prices of our common stock for 2013 and 2012, as reported in the consolidated transaction reporting system.

	2013		2012
Quarter	High	Low	High	Low
First	$28.74	$24.10	$26.00	$21.49
Second	32.20	24.15	27.10	21.00
Third	35.04	30.32	25.19	20.50
Fourth	41.95	31.11	26.97	21.59

We did not declare or pay any dividends on our common stock in 2012. The following table sets forth the per share dividends declared on our common stock for 2013.

Quarter	2013
First	$0.125
Second	0.125
Third	0.125
Fourth	0.125

On March 5, 2014, our board of directors raised our quarterly cash dividend to $0.15 per share and we expect to pay comparable cash dividends in the future. Nonetheless, the payment of dividends in the future will be at the discretion of the board of directors and will depend upon, among other factors, our earnings, capital requirements, and financial condition. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

Holders of Common Stock
As of February 14, 2014, we had approximately 3,789 holders of record of our common stock. This does not include holdings in street or nominee name.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us of our common stock during the fourth quarter of 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
9/29/13 – 10/31/13	–	–	–	$11,826,131
11/1/13 – 11/30/13	50,000	$37.73	50,000	$18,113,497
12/1/13 – 12/28/13	–	$–	–	$18,113,497
Total	50,000	$37.73	50,000
___________________________________
(1)	On October 29, 2012, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. In the fourth quarter of 2013, no shares were repurchased under this authorization.

(2)	On November 4, 2013, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the fourth quarter of 2013, we repurchased 50,000 shares of our common stock for $1.9 million under this authorization.

Kadant Inc.	2013 Annual Report

Performance Graph
This performance graph compares the cumulative, five-year total shareholder return assuming an investment of $100 (and the reinvestment of dividends) in our common stock, the Russell 3000 Stock Index and the Dow Jones U.S. Paper Total Stock Market (TSM) Index. Our common stock trades on the New York Stock Exchange under the ticker symbol "KAI." Because our fiscal year ends on a Saturday, the graph values are calculated using the last trading day prior to the end of our fiscal year.

	1/3/09	1/2/10	1/1/11	12/31/11	12/29/12	12/28/13
Kadant Inc.	100.00	117.53	173.56	166.49	193.37	304.18
Russell 3000	100.00	124.57	145.66	147.16	168.42	227.86
Dow Jones U.S. Paper Total Stock Market	100.00	219.38	251.35	266.35	330.67	451.57

Kadant Inc.	2013 Annual Report

Item 6.	Selected Financial Data

(In thousands, except per share amounts)	2013 (a)	2012	2011 (b)	2010 (c)	2009 (d)
Statement of Operations Data
Revenues	$344,499	$331,751	$335,460	$270,029	$225,565
Operating Income (Loss)	33,303	36,444	38,710	24,949	(474)

Amounts Attributable to Kadant:
Income (Loss) from Continuing Operations	23,481	30,880	33,584	18,409	(5,906)
(Loss) Income from Discontinued Operation	(62)	743	(9)	98	(18)
Net Income (Loss)	$23,419	$31,623	$33,575	$18,507	$(5,924)

Earnings (Loss) per Share for Continuing Operations:
Basic	$2.11	$2.70	$2.77	$1.49	$(0.48)
Diluted	$2.07	$2.66	$2.74	$1.48	$(0.48)

Earnings (Loss) per Share:
Basic	$2.10	$2.76	$2.77	$1.50	$(0.48)
Diluted	$2.07	$2.73	$2.74	$1.48	$(0.48)

Cash Dividend Declared per Common Share	$0.50	$–	$–	$–	$–

Balance Sheet Data
Working Capital (e)	$106,486	$100,301	$78,499	$79,006	$66,917
Total Assets	442,168	358,948	358,398	336,772	307,656
Long-Term Obligations	38,010	6,250	11,750	17,250	22,750
Stockholders' Equity	270,421	249,967	223,630	207,301	194,031
______________________
(a)	Reflects a $1.7 million pre-tax gain on the sale of real estate and $1.8 million of pre-tax restructuring costs.
(b)	Reflects a $2.3 million pre-tax gain on the sale of real estate and $0.4 million of pre-tax restructuring costs.
(c)	Reflects a $1.0 million pre-tax gain on the sale of real estate, a $0.2 million pre-tax curtailment gain, and $0.2 million of pre-tax restructuring costs.
(d)	Reflects $4.4 million of pre-tax restructuring costs.
(e)	Includes ($0.1) million, $0.1 million, ($2.0) million, ($2.0) million, and ($1.9) million in 2013, 2012, 2011, 2010, and 2009, respectively, associated with the discontinued operation.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Reference is made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations to Notes included in our consolidated financial statements beginning on page F-1 of this Report.

Overview
Company Overview
We are a leading global supplier of equipment used in process industries, including papermaking, paper recycling, and OSB. In addition, we manufacture granules made from papermaking byproducts. We have a large customer base that includes most of the world's major paper and OSB manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business.
Our continuing operations are comprised of two reportable operating segments: Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, and process industries. Through our Wood Processing Systems segment, we design, manufacture, and market stranders and related equipment used in the production of oriented strand board, an engineered wood panel product used primarily in home construction, and sell debarking and wood chipping equipment used in the forest products and the pulp and paper industries. The 2013 results for the Wood Processing Systems segment are included in "Other" within management's discussion and analysis of financial condition and results of operations. Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Kadant Inc.	2013 Annual Report

2013 Acquisitions
Our Papermaking Systems segment acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8.1 million in cash and $0.5 million in assumed liabilities owed to us. CBTI was a long-time licensee of our doctoring, cleaning, filtration, and stock preparation products. In addition, our Papermaking Systems segment acquired certain assets of a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems for approximately $7.1 million in cash. This acquisition expanded our product offerings in our Stock-Preparation product line, particularly for virgin pulp and approach flow applications.
We acquired all the outstanding shares of Carmanah for $51.6 million, subject to a post-closing adjustment. Carmanah, located in Surrey, British Columbia, Canada is a global leader in the design and manufacture of stranders and related equipment used in the production of oriented strand board. Carmanah also supplies debarking and wood chipping equipment used in the forest products and the pulp and paper industries. The results for Carmanah are included in our Wood Processing Systems segment.

International Sales
During 2013 and 2012, approximately 63% and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.
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
•	Revenue Recognition Methods. We recognize revenue under Accounting Standards Codification (ASC) 605, "Revenue Recognition" (ASC 605), when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Under ASC 605, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, we recognize revenues upon such acceptance. Provisions for discounts, warranties, returns, and other adjustments are provided for in the period in which the related sales are recorded.
Most of our revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements, such as equipment and installation, we consider the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting based on the following criteria: the delivered item has value to the customer on a stand-alone basis, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially under our control. Revenue is allocated to each unit of accounting or element based on relative selling prices. We determine relative selling prices by using either vendor-specific objective evidence (VSOE) if that exists, or third-party evidence of selling price. When neither VSOE or third-party evidence of selling price exists for a deliverable, we use our best estimate of the selling price for that deliverable. In cases in which elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes.

Kadant Inc.	2013 Annual Report

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
•	Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to ASC 605 were $19.8 million in 2013, $42.2 million in 2012, and $29.2 million in 2011. We determine the percentage of completion by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our actual results were to differ from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.
•	Completed Contract Method. For long-term contracts that do not meet the criteria under ASC 605-35 to be accounted for under the percentage-of-completion method, we recognize revenue using the completed contract method. When using the completed contract method, we recognize revenue when the contract has been substantially completed, the product has been delivered, and, if applicable, the customer acceptance criteria have been met.
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

Kadant Inc.	2013 Annual Report

We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Our tax valuation allowance was $13.9 million at year-end 2013. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2013, we continued to maintain a valuation allowance in the U.S. against our state operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions in the U.S. As of year-end 2013, we maintained a full valuation allowance in certain foreign jurisdictions because of the uncertainty of future profitability. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At year-end 2013, we believe that we have appropriately accounted for any liability for unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We reinvest certain earnings of our international subsidiaries indefinitely, and accordingly, we do not provide for U.S. income taxes that could result from the remittance of such foreign earnings. Through year-end 2013, we have not provided for U.S. income taxes on approximately $145.9 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit these foreign earnings to the U.S., would be approximately $2.0 million.
Valuation of Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a significant decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. In 2011, we adopted an Accounting Standards Update (ASU) that allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 28, 2013 and December 29, 2012, we performed a qualitative goodwill impairment analysis. These impairment analyses included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We considered the qualitative factors and weighed the evidence obtained, and we determined that it is not more likely than not that the fair value of any of the reporting units is less than its carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result.
If, after assessing the qualitative factors, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform a two-step impairment test (a quantitative analysis). In the first step of the two-step impairment test, fair values are primarily established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on our long-range forecasts and requires assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels, and other market participant assumptions. The revenue growth rates included in the forecasts are our best estimates based on current and anticipated market conditions, and the profitability assumptions are projected based on current and anticipated cost structures. Long-range forecasting involves uncertainty which increases with each successive period. Key assumptions, such as revenue growth rates and profitability, especially in the outer years involve a greater degree of uncertainty.
At December 28, 2013 and December 29, 2012, we performed a quantitative impairment analysis on our indefinite-lived intangible asset and determined that the asset was not impaired.
Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No indicators of impairment were identified in 2013 or 2012.
Our judgments and assumptions regarding the determination of the fair value of an intangible asset or goodwill associated with an acquired business could change as future events impact such fair values. A prolonged economic downturn, weakness in demand for our products, especially capital equipment products, or contraction in capital spending by paper companies or OSB manufacturers in our key markets could negatively affect the revenue and profitability assumptions used in our assessment of goodwill and intangible assets, which could result in additional impairment charges. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which an impairment is determined to exist.

Kadant Inc.	2013 Annual Report

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
Pension and Other Retiree Benefits. We sponsor a noncontributory defined benefit retirement plan for the benefit of eligible employees at our Kadant Solutions division and the corporate office. Our unfunded benefit obligation related to this plan totaled $1.7 million at year-end 2013 and the fair value of plan assets totaled $26.1 million. In addition, several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans with an aggregate unfunded benefit obligation of $5.6 million at year-end 2013.
The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans' measurement dates. The fair value of plan assets is determined based on quoted market prices and observable market inputs. The unrecognized actuarial loss associated with these plans totaled $6.9 million at year-end 2013, $0.4 million of which we expect to recognize in 2014. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. The projected benefit obligation and expense associated with these plans are sensitive to changes in the discount rate. For the noncontributory benefit retirement plan at our Kadant Solutions division, a 50 basis point decrease in the 2013 discount rate would have resulted in an increase in pension expense of $0.2 million and an increase in the projected benefit obligation of $2.1 million.

Industry and Business Outlook
Our products are primarily sold in global process industries, including papermaking, paper recycling, and OSB. Our bookings were $343 million in 2013, including $25 million from acquisitions, compared to $300 million in 2012. The paper industry in North America has remained relatively stable in 2013 with good performance in some grades, such as containerboard, while demand for printing, writing, and newsprint grades continues to decline. Operating rates in the relatively strong containerboard sector were 96% for 2013, while printing and writing grades in North America were 86%. The housing market in North America continues to show signs of recovery. Our bookings in North America were $162 million in 2013, up 10% compared to 2012. The paper industry in Europe continues to be weak, but investments in upgrades to papermaking equipment are continuing, albeit at a moderate pace. Our bookings in Europe were $84 million in 2013, up 12% compared to 2012. Our bookings in China were $50 million in 2013, up 27% compared to 2012; however, the overall economy in China has been slowing with 2013 economic growth at 7.7% and over-capacity in the paper industry negatively impacting investments. In South America, the Brazilian economy advanced slightly in 2013 and industrial production grew only 1.2%. Despite this current slowdown, tissue and containerboard demand is expected to grow in Brazil at a rate of five to seven percent per year over the next five years based on forecasts by Resource Information Systems Inc. analysts. Our bookings in South America benefited from our acquisition of our Brazilian licensee in 2013 increasing 53% to $28 million in 2013 compared to $18 million in 2012.
We expect to achieve GAAP (generally accepted accounting principles) diluted earnings per share (EPS) from continuing operations of $0.38 to $0.40 in the first quarter of 2014 on revenues of $94 to $96 million. Our first quarter guidance includes estimated restructuring costs of $0.02 per share and estimated expense of $0.15 per share associated with acquired profit in inventory and backlog from our acquisitions in 2013. For the full year, we expect to achieve GAAP diluted EPS of $2.60 and $2.70 on revenues of $405 to $415 million. The full year guidance includes estimated restructuring costs of $0.02 per share and estimated expense of $0.19 per share associated with acquired profit in inventory and backlog from our acquisitions in 2013. We expect the first quarter of 2014 to be our weakest quarter of the year due to relatively lower revenues and the impact of expenses associated with acquired profit in inventory and backlog. We are projecting improved bookings in the first half of 2014 and expect an increase in revenues and earnings in the second quarter of 2014 and for the remaining quarters of the year.

Kadant Inc.	2013 Annual Report

Results of Operations
2013 Compared to 2012
The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2013	2012
Revenues	100%	100%
Costs and Operating Expenses:
Cost of revenues	54	56
Selling, general, and administrative expenses	34	31
Research and development expenses	2	2
Restructuring costs and other expense (income), net	–	–
	90	89
Operating Income	10	11
Interest Income (Expense), Net	–	–
Income from Continuing Operations Before Provision for Income Taxes	10	11
Provision for Income Taxes	3	2
Income from Continuing Operations	7%	9%

Revenues
Revenues for 2013 and 2012 are as follows:

(In thousands)	2013	2012
Revenues:
Papermaking Systems	$328,708	$321,026
Other	15,791	10,725
	$344,499	$331,751

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $7.7 million, or 2%, to $328.7 million in 2013 from $321.0 million in 2012. The 2013 period included $20.8 million in revenues from acquisitions and an increase of $3.8 million from the favorable effects of currency translation, largely offset by decreased demand for our capital products in our Stock-Preparation product line.

Other. Revenues from our other businesses increased $5.1 million, or 47%, to $15.8 million in 2013 from $10.7 million in 2012 due to the inclusion of $4.6 million in revenues from our acquisition of Carmanah in the fourth quarter of 2013.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2013 and 2012, and the changes in revenues by product line between 2013 and 2012 excluding the effect of currency translation. The increase (decrease) in revenues excluding the effect of currency translation represents the increase (decrease) resulting from the conversion of 2013 revenues in local currency into U.S. dollars at the 2012 exchange rates, and then comparing this result to the actual revenues in 2012. The presentation of the changes in revenues by product line excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods or forecasts. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

(In millions)	2013	2012	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$122.7	$123.9	$(1.2)	$(3.6)
Doctoring, Cleaning, & Filtration	112.6	104.5	8.1	7.1
Fluid-Handling	93.4	92.6	0.8	0.4
	$328.7	$321.0	$7.7	$3.9

Kadant Inc.	2013 Annual Report

Revenues in our Stock-Preparation product line in 2013 included $13.1 million in revenues from acquisitions and an increase of $2.4 million from the favorable effect of currency translation compared to 2012. Excluding revenues from acquisitions and the favorable effect of currency translation, revenues in our Stock-Preparation product line decreased $16.7 million, or 13%, due to lower demand for capital products at our North American, and to a lesser extent, Chinese operations. Revenues in our Doctoring, Cleaning, & Filtration product line in 2013 included $6.4 million in revenues from acquisitions and an increase of $1.0 million from the favorable effect of currency translation compared to 2012. Excluding revenues from acquisitions and the favorable effect of currency translation, revenues from our Doctoring, Cleaning, & Filtration product line in 2013 increased $0.7 million, or 1%, compared to 2012 primarily due to increased demand for our parts and consumables products. Revenues in our Fluid-Handling product line increased $0.8 million, or 1%, in 2013 compared to 2012, including $1.3 million from acquisitions and an increase of $0.4 million from the favorable effect of currency translation.

Gross Profit Margin
Gross profit margins for 2013 and 2012 are as follows:

	2013	2012
Gross Profit Margin:
Papermaking Systems	46.1%	43.7%
Other	38.9%	50.1%
	45.8%	43.9%

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 46.1% in 2013 from 43.7% in 2012 due to the sale of an increased proportion of parts and consumables products as well as higher margins achieved on our parts and consumables products.

Other. The gross profit margin at our other businesses decreased to 38.9% in 2013 from 50.1% in 2012 primarily due to the inclusion of a relatively low gross profit margin from our Carmanah acquisition in 2013 as a result of $1.1 million of expense related to acquired profit in inventory.

 Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues were 34% and 31% in 2013 and 2012, respectively. Selling, general, and administrative expenses increased $14.5 million, or 14%, to $117.6 million in 2013 from $103.1 million in 2012, including increases of $11.2 million from selling, general, and administrative expenses from our acquisitions as well as transaction-related expenses, and $1.0 million from the unfavorable effect of foreign currency translation.
             Total stock-based compensation expense was $5.2 million and $4.8 million in 2013 and 2012, respectively, and is included in selling, general, and administrative expenses.
              Research and development expenses increased $0.7 million, or 13%, to $6.7 million in 2013 from $6.0 million in 2012 and represented 2% of revenues in both periods. The increase in research and development expenses in 2013 primarily related to product development costs in our Stock-Preparation product line.

Restructuring Costs and Other Expense (Income), Net
Restructuring costs and other expense (income), net were costs of $0.1 million and $0.3 million in 2013 and 2012, respectively.
We recorded net costs of $0.1 million in 2013, including restructuring charges of $1.8 million, net of a pre-tax gain of $1.7 million on the sale of assets in China. The restructuring costs included severance costs of $1.1 million associated with the reduction of 22 employees in Brazil and severance costs of $0.5 million associated with the reduction of 25 employees in Sweden. Also included in restructuring costs were facility-related costs of $0.2 million. We estimate annualized savings of $1.3 million in selling, general, and administrative expenses and $1.7 million in cost of revenues once these restructuring actions have been completed. These actions were taken to streamline our operations as a result of our recent acquisitions. All of these items occurred in the Papermaking Systems segment.
We recorded other expense of $0.3 million in 2012 resulting from accelerated depreciation associated with the disposal of equipment in China related to a facility consolidation.

Interest Income
Interest income increased $0.3 million, or 95%, to $0.6 million in 2013 from $0.3 million in 2012 primarily due to higher average interest rates in 2013.

Kadant Inc.	2013 Annual Report

Interest Expense
Interest expense increased $0.1 million, or 8%, to $0.9 million in 2013 from $0.8 million in 2012 primarily due to higher average outstanding borrowings in 2013.

Provision for Income Taxes
Our provision for income taxes was $9.3 million and $4.9 million in 2013 and 2012, respectively, and represented 28% and 14% of pre-tax income. The effective tax rate of 28% in 2013 included a recurring rate of 31%, offset in part by a 3% discrete tax benefit primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, our effective tax rate in 2013 benefited from the release of valuation allowances in the U.S. and several foreign jurisdictions due to an increase in current year and projected future income. The effective tax rate of 14% in 2012 included a recurring rate of 26%, offset in part by a 12% discrete tax benefit primarily associated with the reversal of the valuation allowance related to U.S. foreign tax credits. The reversal of the valuation allowance related to a change in our judgment with respect to the future utilization of the credits due to expected profitability and foreign source income in the U.S. We expect our effective tax rate in 2014 will increase slightly compared to 2013, including increases related to the U.S. tax cost of foreign earnings and research and development tax credits, both due to the expiration of U.S. tax legislation at the end of 2013, and the reversal of valuation allowances in 2013. These increases will be partially offset by tax benefits related to the worldwide distribution of earnings, the reversal of certain tax reserves, and a decrease in nondeductible expenses.

Income from Continuing Operations
Income from continuing operations decreased $7.4 million, or 24%, to $23.7 million in 2013 from $31.1 million in 2012, including a decrease in operating income of $3.1 million and an increase in provision for income taxes of $4.5 million (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

(Loss) Income from Discontinued Operation
(Loss) income from the discontinued operation included a loss of $0.1 million in 2013 compared to income of $0.7 million in 2012. The 2012 period included pre-tax income of $1.2 million from the discontinued operation primarily due to a benefit of $1.6 million from the reduction in the estimated claims associated with the class action lawsuit, partially offset by legal and associated costs of $0.4 million.

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
Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the FASB issued ASU No. 2013-10. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government treasury obligation rate and the London Interbank Offered Rate (LIBOR). This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted this ASU in the third quarter of 2013 and the adoption did not have an effect on our consolidated financial statements. We will consider the guidance in this ASU for future transactions in which we elect to apply hedge accounting of the benchmark interest rate.

Kadant Inc.	2013 Annual Report

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
Revenues for 2012 and 2011 are as follows:

(In thousands)	2012	2011
Revenues:
Papermaking Systems	$321,026	$324,865
Fiber-based Products	10,725	10,595
	$331,751	$335,460

Papermaking Systems Segment. Revenues at the Papermaking Systems segment decreased $3.8 million, or 1%, to $321.0 million in 2012 from $324.8 million in 2011, including a decrease of $8.4 million from the unfavorable effects of currency translation. Revenues in our Doctoring, Cleaning, & Filtration product line increased $12.2 million, or 13%, primarily due to the sale of products from M-Clean, a European-based supplier of equipment used to clean paper machine fabrics and rolls that we acquired in May 2011, and higher demand for our capital products. Offsetting this increase were decreases in revenues of $8.0 million in our Fluid-Handling product line and $8.0 million in our Stock-Preparation product line primarily due to decreased demand for our capital products.

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

Kadant Inc.	2013 Annual Report

(In millions)	2012	2011	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$123.9	$131.9	$(8.0)	$(5.6)
Doctoring, Cleaning, & Filtration	104.5	92.3	12.2	14.7
Fluid-Handling	92.6	100.6	(8.0)	(4.5)
	$321.0	$324.8	$(3.8)	$4.6

Revenues in our Stock-Preparation product line in 2012 decreased $5.6 million, or 4%, excluding a $2.4 million unfavorable effect of currency translation, compared to 2011 due to lower demand for capital products at our Chinese operations. Partially offsetting this decrease was an increase in demand for capital products at our European operations and products at our North American operations. Revenues from our Doctoring, Cleaning, & Filtration product line in 2012 increased $14.7 million, or 16%, excluding a $2.5 million unfavorable effect of currency translation, compared to the prior year period primarily due to the sale of products from our M-Clean business, which was acquired in May 2011, and increased demand for our capital products. In our Fluid-Handling product line, revenues in 2012 decreased $4.5 million, or 5%, excluding a $3.5 million unfavorable effect of currency translation, compared to 2011 primarily due to decreased demand for capital products at our European operations.

Gross Profit Margin
Gross profit margins for 2012 and 2011 are as follows:

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

Kadant Inc.	2013 Annual Report

Interest Expense
Interest expense decreased $0.3 million, or 22%, to $0.8 million in 2012 from $1.1 million in 2011 primarily due to lower average outstanding borrowings in 2012.

Provision for Income Taxes
Our provision for income taxes was $4.9 million and $4.3 million in 2012 and 2011, respectively, and represented 14% and 11% of pre-tax income. The effective tax rate of 14% in 2012 included a recurring rate of 26%, offset in part by a 12% discrete tax benefit primarily associated with the reversal of the valuation allowance related to U.S. foreign tax credits. The reversal of the valuation allowance related to a change in our judgment with respect to the future utilization of the credits due to expected profitability and foreign source income in the U.S. The effective tax rate of 11% in 2011 included a recurring rate of 27%, offset in part by a 16% discrete tax benefit primarily associated with the reversal of certain tax reserves and valuation allowances.

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

Liquidity and Capital Resources
Consolidated working capital was $106.5 million and $100.3 million at year-end 2013 and year-end 2012, respectively. Included in working capital are cash and cash equivalents of $50.0 million and $54.6 million at year-end 2013 and year-end 2012, respectively. At year-end 2013, $46.4 million of cash and cash equivalents was held by our foreign subsidiaries.

2013
Our operating activities provided cash of $40.1 million in 2013, including $39.9 million provided by our continuing operations and $0.2 million provided by our discontinued operation. Changes in working capital provided cash of $3.5 million in 2013, including $5.9 million from other current liabilities and $2.6 million from accounts payable. Cash provided by an increase in other current liabilities primarily related to customer deposits on stock-preparation contracts. Cash provided by an increase in accounts payable is primarily due to the timing of payments. These sources of cash were offset in part by increases in accounts receivable and inventory, which used cash of $2.2 million and $2.0 million, respectively, primarily due to the timing of payments and production in 2013.
Our investing activities used cash of $68.2 million in 2013, including $65.6 million for acquisitions and $6.3 million for purchases of property, plant, and equipment. These uses of cash were offset in part by proceeds of $3.5 million from the sale of property, plant, and equipment, primarily from the sale of real estate in China.
Our financing activities provided cash of $22.6 million in 2013 including $53.6 million of proceeds from borrowings under our 2012 Credit Agreement. This source of cash was offset in part by cash used for principal payments on our outstanding debt obligations of $21.8 million, repurchases of our common stock on the open market of $5.4 million, and the payment of $4.2 million in cash dividends to stockholders.

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

Kadant Inc.	2013 Annual Report

Our financing activities used cash of $19.3 million in 2012, including $14.5 million for the repurchase of our common stock on the open market and $10.4 million for principal payments on our outstanding debt obligations. These uses of cash were offset in part by borrowings of $5.0 million made under our revolving credit facility in 2012.

2011
Our operating activities provided cash of $34.3 million in 2011 primarily from our continuing operations. Increases in accounts receivable and inventory used cash of $16.9 million in 2011 as a result of higher sales and increased order activity compared to 2010. Increases in other current liabilities and accounts payable provided cash of $13.8 million in 2011. The increase in other current liabilities in 2011 was largely due to increases in billings in excess of costs and fees due to the timing of billings and accrued incentive and commission expenses related to improved operating performance worldwide. The increase in accounts payable in 2011 primarily related to raw material purchases that resulted from an increase in business volume.
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

Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to EBITDA, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted U.S. cash.
In November 2013, we borrowed 28.8 million Canadian dollars, or approximately $27.1 million, under the 2012 Credit Agreement to partially fund the acquisition of Carmanah.
Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of December 28, 2013, we were in compliance with these covenants.
Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of December 28, 2013, the remaining balance on the 2006 Commercial Real Estate Loan was $6.4 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin.
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

Kadant Inc.	2013 Annual Report

Interest Rate Swap Agreement
We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of December 28, 2013, the interest rate swap agreement had an unrealized loss of $0.8 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.
The counterparty to the 2006 Swap Agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $0.8 million associated with the swap agreement as of December 28, 2013 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources
On October 29, 2012, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 7, 2012 to November 7, 2013. We repurchased 319,733 shares of our common stock for $8.2 million under this authorization. On November 4, 2013, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. Through year-end 2013, we had repurchased 50,000 shares of our common stock for $1.9 million under this authorization.
We paid cash dividends of $4.2 million in 2013 and on December 10, 2013, we declared a quarterly cash dividend totaling $1.4 million, which was paid on February 6, 2014. In addition, on March 5, 2014, we declared a quarterly cash dividend totaling approximately $1.7 million, which will be paid on May 7, 2014. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.
After year-end, 2013, we paid $2.6 million for the acquisition of a European producer of creping and coating blades.
As of year-end 2013, we had cash and cash equivalents of $50.0 million, of which $46.4 million was held by our foreign subsidiaries. It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through year-end 2013, we have not provided for U.S. income taxes on approximately $145.9 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $2.0 million.
It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 28, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of interest and penalties totaling $7.2 million. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $9 to $10 million during 2014 for property, plant, and equipment.
In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy debt repayments, capital projects, dividends, stock repurchases, or additional acquisitions. We believe that our existing resources, together with the cash available from our credit facilities and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

Kadant Inc.	2013 Annual Report

Contractual Obligations and Other Commercial Commitments
The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of year-end 2013, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Letters of credit and bank guarantees	$8.6	$1.9	$–	$–	$10.5
Retirement obligations on balance sheet	1.3	1.3	1.2	3.5	7.3
Long-term debt obligations	0.6	5.7	32.3	–	38.6
Operating lease obligations	3.1	3.1	0.5	–	6.7
Purchase obligations	0.6	0.6	–	–	1.2
Interest (c)	1.1	2.0	1.5	–	4.6
Acquisition consideration	3.3	–	–	–	3.3
Total (d)(e)	$18.6	$14.6	$35.5	$3.5	$72.2
_________________________________
(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.
(b)	In the ordinary course of business, certain contracts contain limited performance guarantees, which do not require letters of credit, relating to our equipment and systems. We typically limit our liability under these guarantees to amounts that would not exceed the value of the contract. We believe that we have adequate reserves for any potential liability in connection with such guarantees. These guarantees are not included in this table.
(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of year-end 2013.
(d)	This table excludes $0.6 million of accrued restructuring costs. In addition, the table excludes an unrealized loss of $0.8 million associated with our interest rate swap agreement as this amount would only be owed if the counterparty were to demand an early termination of the agreement in the event of a default under our 2012 Credit Agreement.
(e)	This table excludes a liability for unrecognized tax benefits and an accrual for the related interest and penalties totaling $7.2 million. Due to the uncertain nature of these income tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity.
We do not have special-purpose entities nor do we use off-balance-sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We entered into "receive-variable pay-fixed" swap agreements in 2006 and 2008 to hedge our exposure to variable rate long-term debt. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. We do not engage in extensive foreign currency hedging activities; however, the purpose of our foreign currency hedging activities is to protect our local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward currency-exchange contracts hedge transactions primarily denominated in U.S. dollars and euros. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rates
Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in an immaterial impact on net income in both 2013 and 2012.
Our outstanding debt and interest rate swap agreements are sensitive to changes in interest rates. A portion of our outstanding debt at year-end 2013 and all our outstanding debt at year-end 2012 was hedged with "receive-variable pay-fixed" swap agreements. The fair values of the swap agreements are sensitive to changes in the 3-month LIBOR forward curve. A 10% decrease in the 3-month LIBOR forward curve would have resulted in an immaterial impact on unrealized losses at year-end 2013 and 2012.

Kadant Inc.	2013 Annual Report

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish kroner. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies at year-end 2013 and 2012, relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $21.0 million and $18.3 million, respectively.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% decrease in year-end 2013 and 2012 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward currency-exchange contracts of $0.3 million and $0.6 million in 2013 and 2012, respectively. Since we use forward currency-exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward currency-exchange contracts resulting from changes in foreign currency exchange rates would be offset primarily by corresponding changes in the fair value of the hedged items.

Item 8.	Financial Statements and Supplementary Data
This data is submitted as a separate section to this Report. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of December 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of December 28, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that as of December 28, 2013 our internal control over financial reporting is effective based on the criteria issued by COSO.
In 2013, we acquired all the outstanding shares of CBTI and Carmanah. Our audited consolidated financial statements include the results of CBTI and Carmanah since the acquisition dates, including in aggregate total assets of $77.9 million as of December 28, 2013 and total revenues of $16.1 million in 2013, but management's assessment does not include an assessment of the internal controls over financial reporting of CBTI and Carmanah.
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

Kadant Inc.	2013 Annual Report

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
This information will be included under the heading "Election of Directors" in our 2014 proxy statement for our 2014 Annual Meeting of Shareholders and is incorporated in this Report by reference, except for the information concerning executive officers, which is included under the heading "Executive Officers of the Registrant" in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance" in our 2014 proxy statement and is incorporated in this Report by reference.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2014 proxy statement and is incorporated in this Report by reference.

Item 11.	Executive Compensation
This information will be included under the headings "Executive Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation", and "Compensation Discussion and Analysis" in our 2014 proxy statement and is incorporated in this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information concerning equity compensation plans, this information will be included under the heading "Stock Ownership" in our 2014 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 28, 2013:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	735,476	(1)	$22.06	(1)	386,435	(2)
Equity compensation plans not approved by security holders	–		$–		–
Total	735,476	(1)	$22.06	(1)	386,435	(2)
__________________________________
(1)	Excludes an aggregate of 111,514 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.
(2)	Includes an aggregate of 111,514 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan. Excludes 2,569 shares reserved for issuance pursuant to our deferred compensation plan for directors.

Kadant Inc.	2013 Annual Report

Item 13.	Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2014 proxy statement and is incorporated in this Report by reference.

Item 14.	Principal Accountant Fees and Services
This information will be included under the heading "Independent Registered Public Accounting Firm" in our 2014 proxy statement and is incorporated in this Report by reference.

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
Consolidated Statement of Cash Flows
Consolidated Statement of Stockholders' Equity
Notes to Consolidated Financial Statements
(2)            Consolidated Financial Statement Schedule (see Index on Page F-1 of this Report):
 Schedule II: Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.
(3)	Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 34. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.
(b)	Exhibits
See the Exhibit Index beginning on page 34.

Kadant Inc.	2013 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KADANT INC.

Date: March 12, 2014	By:	/s/ Jonathan W. Painter
Jonathan W. Painter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 12, 2014.

	Signature	Title

By:	/s/ Jonathan W. Painter	Chief Executive Officer, President and Director
	Jonathan W. Painter	(Principal Executive Officer)

By:	/s/ Thomas M. O'Brien	Executive Vice President and Chief Financial Officer
	Thomas M. O'Brien	(Principal Financial Officer)

By:	/s/ Michael J. McKenney	Vice President, Finance and Chief Accounting Officer
	Michael J. McKenney	(Principal Accounting Officer)

By:	/s/ William A. Rainville	Director and Chairman of the Board
William A. Rainville

By:	/s/ John M. Albertine	Director
John M. Albertine

By:	/s/ Scott P. Brown	Director
Scott P. Brown

By:	/s/ Thomas C. Leonard	Director
Thomas C. Leonard

By:	/s/ William P. Tully	Director
William P. Tully

Exhibit Index

Exhibit Number	Description of Exhibit

2.1
Purchase Agreement dated October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on October 27, 2005 and incorporated in this document by reference). (1)

2.2
First Amendment dated as of October 10, 2006 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of the Buyer (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1-11406] and incorporated in this document by reference).

2.3
Second Amendment dated as of May 1, 2009 to the Asset Purchase Agreement dated as of October 21, 2005, among the Registrant, its Kadant Composites LLC subsidiary, LDI Composites Co., a Minnesota corporation, and Liberty Diversified Industries, Inc., a Minnesota corporation, and parent corporation of LDI Composites Co. (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 [File No. 1-11406] and incorporated in this document by reference).

2.4
Share Purchase Agreement dated November 1, 2013, among Birch Hill Equity Partners II (QLP) L.P., Birch Hill Equity Partners II (Entrepreneurs) L.P., Birch Hill Equity Partners II (Barbados) L.P., TD Capital Group Limited, James Best, Robert McNicol, Ritchie McDonald, David Evans, Patrick Hinds, Michael Colwell, Stephen Lee, Birch Hill Equity Partners II Ltd., and Kadant Canada Corp. (1)

3.1
Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2
Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.1*
Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

10.2*
Form of Amended and Restated Executive Retention Agreement (change in control agreement) between the Company and its executive officers, as amended and restated on December 9, 2008 (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.3*
Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.4*
2001 Employees Equity Incentive Plan of the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.5*
Kadant Inc. Amended and Restated 2006 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 2011 [File No. 1-11406] and incorporated in this document by reference).

10.6*
Cash Incentive Plan of the Registrant (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.7*
Summary of non-employee director compensation of the Registrant (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2012 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit

10.8*
Form of Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for change-in-control restricted stock unit awards (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.9*
Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards granted in 2010 through 2013 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.10*
Notice of Amendment to Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 [File No. 1-11406] and incorporated in this document by reference).

10.11*
Form of Stock Option Agreement between the Company and its executive officers used for stock option awards (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.12*
Notice of Amendment to Stock Option Agreements between the Company and its executive officers used for stock option awards (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 [File No. 1-11406] and incorporated in this document by reference).

10.13
Credit Agreement dated August 3, 2012, among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, RBS Citizens, N.A., as Administrative Agent and Multi-currency Administrative Agent (filed as Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q [File No. 1-11406] filed with the Commission on August 8, 2012 and incorporated in this document by reference).

10.14
First Amendment to Credit Agreement dated November 1, 2013, among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, RBS Citizens, N.A., as Administrative Agent and Multi-currency Administrative Agent.

10.15
Guarantee Agreement dated August 3, 2012, among Kadant Inc. and the Subsidiary Guarantors, in favor of RBS Citizens, N.A., as Administrative Agent for the several banks and other financial institutions or entities from time to time parties to the Credit Agreement dated as of August 3, 2012 (filed as Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q [File No. 1-11406] filed with the Commission on August 8, 2012 and incorporated in this document by reference).

10.16
International Swap Dealers Association, Inc. Master Agreement dated May 13, 2005 between the Registrant and Citizens Bank of Massachusetts and Swap Confirmation dated May 18, 2005 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 [File No. 1-11406] and incorporated in this document by reference).

10.17
Promissory Note in the principal amount of $10,000,000 dated May 4, 2006, between the Registrant and Citizens Bank of Massachusetts (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.18
Limited Guaranty Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit

10.19
Limited Guaranty Agreement dated May 4, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts (filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.20
Mortgage and Security Agreement dated May 4, 2006 between Kadant Black Clawson Inc., a Delaware corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Theodore, Alabama (filed as Exhibit 99.7 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

10.21
Mortgage and Security Agreement dated May 9, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Three Rivers, Michigan (filed as Exhibit 99.8 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet as of December 28, 2013 and December 29, 2012, (ii) Consolidated Statement of Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, (iii) Consolidated Statement of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011,  (iv) Consolidated Statement of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, (v) Consolidated Statement of Stockholders' Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, and (vi) Notes to Consolidated Financial Statements.

Kadant Inc.
Annual Report on Form 10-K
Index to Consolidated Financial Statements and Schedule
The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Schedule	F-3

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-4

Consolidated Balance Sheet as of December 28, 2013 and December 29, 2012	F-5

Consolidated Statement of Income for the years ended December 28, 2013, December 29, 2012, and December 31, 2011	F-6

Consolidated Statement of Comprehensive Income for the years ended December 28, 2013, December 29, 2012, and December 31, 2011	F-7

Consolidated Statement of Cash Flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011	F-8

Consolidated Statement of Stockholders' Equity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011	F-9

Notes to Consolidated Financial Statements	F-10

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts	F-43

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Kadant Inc.:
We have audited the accompanying consolidated balance sheets of Kadant Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the years then ended. Our audit also included the financial statement schedule for the years ended December 28, 2013 and December 29, 2012 listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kadant Inc. as of December 28, 2013 and December 29, 2012 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 28, 2013 and December 29, 2012, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
March 12, 2014

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements and Schedule
To the Board of Directors and Shareholders of Kadant Inc.:
We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the fiscal year ended December 31, 2011. Our audit also included the financial statement schedule for the fiscal year ended December 31, 2011 listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Kadant Inc.'s operations and its cash flows for the fiscal year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the fiscal year ended December 31, 2011, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP
Boston, Massachusetts
March 12, 2014

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
To the Board of Directors and Shareholders of Kadant Inc.:
We have audited Kadant Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kadant Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Kadant Inc. acquired Companhia Brasileira de Tecnologia Industrial (CBTI) and Carmanah Design and Manufacturing Inc. (Carmanah) during 2013. Management excluded from its assessment of the effectiveness of Kadant Inc.'s internal control over financial reporting as of December 28, 2013, CBTI's and Carmanah's internal control over financial reporting associated with total assets of $77.9 million and total revenues of $16.1 million included in the consolidated financial statements of Kadant Inc. as of and for the year ended December 28, 2013. Our audit of internal control over financial reporting of Kadant Inc. also excluded an evaluation of the internal control over financial reporting of CBTI and Carmanah.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Kadant Inc. and our report dated March 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
March 12, 2014

Kadant Inc.	2013 Financial Statements
Consolidated Balance Sheet

(In thousands, except share amounts)	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$50,032	$54,553
Restricted cash	168	–
Accounts receivable, less allowances of $2,689 and $2,306	70,271	59,359
Inventories	62,805	42,077
Unbilled contract costs and fees	3,679	2,800
Other current assets	19,189	16,291
Assets of discontinued operation	144	513
Total Current Assets	206,288	175,593
Property, Plant, and Equipment, at Cost, Net	44,885	39,168
Other Assets	11,230	10,145
Intangible Assets	47,850	26,095
Goodwill	131,915	107,947
Total Assets	$442,168	$358,948

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$625	$625
Accounts payable	28,388	23,124
Accrued payroll and employee benefits	19,116	16,358
Customer deposits	28,174	14,811
Accrued warranty costs	4,571	4,462
Deferred revenue	4,402	3,918
Other current liabilities	14,313	11,615
Liabilities of discontinued operation	213	379
Total Current Liabilities	99,802	75,292
Long-Term Deferred Income Taxes (Note 5)	17,457	8,793
Other Long-Term Liabilities (Note 3)	16,478	18,646
Long-Term Obligations (Note 6)	38,010	6,250

Commitments and Contingencies (Note 7)
Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	96,809	95,448
Retained earnings	248,170	230,329
Treasury stock at cost, 3,524,742 and 3,493,546 shares	(76,339)	(74,025)
Accumulated other comprehensive items (Note 14)	710	(3,315)
Total Kadant Stockholders' Equity	269,496	248,583
Noncontrolling interest	925	1,384
Total Stockholders' Equity	270,421	249,967
Total Liabilities and Stockholders' Equity	$442,168	$358,948

 The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2013 Financial Statements
Consolidated Statement of Income

(In thousands, except per share amounts)	2013	2012	2011

Revenues (Note 12)	$344,499	$331,751	$335,460
Costs and Operating Expenses:
Cost of revenues	186,795	185,949	190,247
Selling, general, and administrative expenses	117,581	103,101	102,660
Research and development expenses	6,717	5,950	5,717
Restructuring and other expense (income), net (Note 8)	103	307	(1,874)
	311,196	295,307	296,750
Operating Income	33,303	36,444	38,710
Interest Income	623	319	499
Interest Expense	(900)	(833)	(1,066)
Income from Continuing Operations Before Provision for Income Taxes	33,026	35,930	38,143
Provision for Income Taxes (Note 5)	9,316	4,852	4,285
Income from Continuing Operations	23,710	31,078	33,858
(Loss) Income from Discontinued Operation (net of income tax benefit (expense) of $34, $(451), and $1,511 in 2013, 2012, and 2011, respectively; Note 9)	(62)	743	(9)
Net Income	23,648	31,821	33,849
Net Income Attributable to Noncontrolling Interest	(229)	(198)	(274)
Net Income Attributable to Kadant	$23,419	$31,623	$33,575
Amounts Attributable to Kadant:
Income from Continuing Operations	$23,481	$30,880	$33,584
(Loss) Income from Discontinued Operation	(62)	743	(9)
Net Income Attributable to Kadant	$23,419	$31,623	$33,575

Earnings per Share from Continuing Operations Attributable to Kadant (Note 13)
Basic	$2.11	$2.70	$2.77
Diluted	$2.07	$2.66	$2.74
Earnings per Share Attributable to Kadant (Note 13)
Basic	$2.10	$2.76	$2.77
Diluted	$2.07	$2.73	$2.74
Weighted Average Shares (Note 13)
Basic	11,153	11,456	12,124
Diluted	11,340	11,590	12,261

Cash Dividend Declared per Common Share	$0.50	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2013 Financial Statements

Consolidated Statement of Comprehensive Income

(In thousands)	2013	2012	2011

Comprehensive Income
Net Income	$23,648	$31,821	$33,849
Other Comprehensive Items:
Foreign currency translation gain (loss)	838	4,324	(1,808)
Pension and other post-retirement liability adjustments, net (net of tax of $1,564, $28, and $1,331 in 2013, 2012, and 2011, respectively)	2,817	(35)	(2,374)
Deferred gain (loss) on hedging instruments (net of tax of $1, $206, and $89 in 2013, 2012, and 2011, respectively)	413	387	(193)
Other Comprehensive Items	4,068	4,676	(4,375)
Comprehensive Income	27,716	36,497	29,474
Comprehensive Income Attributable to Noncontrolling Interest	(272)	(234)	(268)
Comprehensive Income Attributable to Kadant	$27,444	$36,263	$29,206

 The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2013 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2013	2012	2011

Operating Activities
Net income attributable to Kadant	$23,419	$31,623	$33,575
Net income attributable to noncontrolling interest	229	198	274
Loss (income) from discontinued operation	62	(743)	9
Income from continuing operations	23,710	31,078	33,858
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,775	8,384	7,936
Stock-based compensation expense	5,216	4,766	3,934
Gain on sale of property, plant and equipment	(2,012)	(214)	(2,294)
Provision (benefit) for losses on accounts receivable	374	(14)	1,249
Deferred income tax benefit	(1,061)	(4,868)	(1,886)
Other items, net	1,485	1,107	(809)
Contributions to pension plan	(1,080)	(960)	(900)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,197)	1,157	(9,909)
Unbilled contract costs and fees	(840)	236	(1,753)
Inventories	(2,005)	9,156	(6,966)
Other current assets	113	(696)	(1,897)
Accounts payable	2,552	(5,868)	4,469
Other current liabilities	5,905	(12,808)	9,330
Net cash provided by continuing operations	39,935	30,456	34,362
Net cash provided by (used in) discontinued operation	141	(1,348)	(47)
Net cash provided by operating activities	40,076	29,108	34,315

Investing Activities
Acquisitions, net of cash acquired	(65,594)	85	(15,694)
Purchases of property, plant, and equipment	(6,261)	(4,250)	(8,030)
Proceeds from sale of property, plant, and equipment	3,459	803	2,360
Dividend paid to noncontrolling interest	(731)	-	(579)
Other, net	971	(3)	58
Net cash used in continuing operations for investing activities	(68,156)	(3,365)	(21,885)

Financing Activities
Proceeds from issuance of long-term obligations	53,609	5,000	5,000
Repayments of short- and long-term obligations	(21,849)	(10,375)	(16,017)
Purchases of Company common stock	(5,367)	(14,491)	(16,088)
Dividends paid	(4,189)	-	-
Change in restricted cash	(168)	700	(700)
Payment of debt issuance costs	(154)	(644)	-
Proceeds from issuance of Company common stock	337	358	390
Excess tax benefits from stock-based compensation awards	351	132	371
Net cash provided by (used in) continuing operations for financing activities	22,570	(19,320)	(27,044)
Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	989	1,180	(241)
(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(4,521)	7,603	(14,855)
Cash and Cash Equivalents at Beginning of Year	54,553	46,950	61,805
Cash and Cash Equivalents at End of Year	$50,032	$54,553	$46,950

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2013 Financial Statements

Consolidated Statement of Stockholders' Equity

							Accumulated
			Capital in				Other		Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Interest	Equity

Balance at January 1, 2011	14,624,159	$146	$92,935	$165,131	2,369,422	$(48,786)	$(3,586)	$1,461	$207,301
Net income	–	–	–	33,575	–	–	–	274	33,849
Activity under stock plans	–	–	395	–	(133,411)	2,756	–	–	3,151
Tax benefits related to employees' and directors' stock plans	–	–	371	–	–	–	–	–	371
Purchases of Company common stock	–	–	–	–	747,706	(16,088)	–	–	(16,088)
Dividend paid to noncontrolling interest	–	–	–	–	–	–	–	(579)	(579)
Other comprehensive items	–	–	–	–	–	–	(4,369)	(6)	(4,375)
Balance at December 31, 2011	14,624,159	$146	$93,701	$198,706	2,983,717	$(62,118)	$(7,955)	$1,150	$223,630
Net income	–	–	–	31,623	–	–	–	198	31,821
Activity under stock plans	–	–	1,615	–	(123,752)	2,584	–	–	4,199
Tax benefits related to employees' and directors' stock plans	–	–	132	–	–	–	–	–	132
Purchases of Company common stock	–	–	–	–	633,581	(14,491)	–	–	(14,491)
Other comprehensive items	–	–	–	–	–	–	4,640	36	4,676
Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967
Net income	–	–	–	23,419	–	–	–	229	23,648
Dividends declared	–	–	–	(5,578)	–	–	–	–	(5,578)
Dividend paid to noncontrolling interest	–	–	–	–	–	–	–	(731)	(731)
Activity under stock plans	–	–	1,010	–	(143,804)	3,053	–	–	4,063
Tax benefits related to employees' and directors' stock plans	–	–	351	–	–	–	–	–	351
Purchases of Company common stock	–	–	–	–	175,000	(5,367)	–	–	(5,367)
Other comprehensive items	–	–	–	–	–	–	4,025	43	4,068
Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Kadant Inc. was incorporated in Delaware in November 1991 and currently trades on the New York Stock Exchange under the ticker symbol "KAI."
Kadant Inc. and its subsidiaries' (collectively, the Company) continuing operations include two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products.
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
Through its Wood Processing Systems segment, the Company designs and manufactures stranders and related equipment used in the production of oriented strand board (OSB), an engineered wood panel product used primarily in home construction. This segment also supplies debarking and wood chipping equipment used in the forest products and the pulp and paper industries.
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
On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. In 2012, the Company paid $647,000 in approved claims under the class action settlement.

Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year
The Company has adopted a fiscal year ending on the Saturday nearest to December 31. References to 2013, 2012, and 2011 are for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

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

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of goodwill and intangible assets, inventories, and pension obligations. A discussion on the application of these and other accounting policies is included in Notes 1 and 3.
Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its consolidated financial statements or in the application of accounting policies, if business conditions were different, or if the Company used different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's consolidated financial statements.

Revenue Recognition and Accounts Receivable
The Company recognizes revenue under Accounting Standards Codification (ASC) 605, "Revenue Recognition," (ASC 605) when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. When the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. The Company includes in revenue amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenues. Provisions for discounts, warranties, returns and other adjustments are provided for in the period in which the related sales are recorded.
Most of the Company's revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements, such as equipment and installation, the Company considers the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting based on the following criteria: the delivered item has value to the customer on a stand-alone basis, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially under the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either vendor-specific objective evidence (VSOE) if that exists, or third-party evidence of selling price. When neither VSOE or third-party evidence of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable. In cases in which elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes.
In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method or the completed contract method of accounting pursuant to ASC 605. Revenues recorded under the percentage-of-completion method were $19,758,000 in 2013, $42,190,000 in 2012, and $29,207,000 in 2011. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire estimated loss. The Company's contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions. For long-term contracts that do not meet the criteria under ASC 605-35 to be accounted for under the percentage-of-completion method, the Company recognizes revenue using the completed contract method. When using the completed contract method, the Company recognizes revenue when the contract has been substantially completed, the product has been delivered, and, if applicable, the customer acceptance criteria have been met.
Accounts receivable are recorded at invoiced amount and do not bear interest. The Company exercises judgment in determining its allowance for bad debts, which is based on its historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, the Company looks at historical writeoffs of its receivables. The Company also looks at current trends in the credit quality of its customer base as well as changes in its credit policies. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer's current creditworthiness. The Company continuously monitors collections and payments from its customers. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. In some instances, the Company utilizes letters of credit as a way to mitigate its credit exposure.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount or transfer the drafts in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $10,765,000 and $9,794,000 at year-end 2013 and year-end 2012, respectively, are reflected in accounts receivable in the accompanying consolidated balance sheet until the subsidiary discounts or transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity or obtains cash payment on the scheduled maturity date.

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

The changes in the carrying amount of accrued warranty costs are as follows:

(In thousands)	2013	2012
Balance at Beginning of Year	$4,462	$4,129
Provision charged to income	1,565	1,775
Usage	(2,114)	(1,544)
Acquired	567	–
Currency translation	91	102
Balance at End of Year	$4,571	$4,462

Income Taxes
In accordance with ASC 740, "Income Taxes," (ASC 740), the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which these differences are expected to reverse. A tax valuation allowance is established, as needed, to reduce deferred tax assets to the amount expected to be realized. In the period in which it becomes more likely than not that some or all of the deferred tax assets will be realized, the valuation allowance will be adjusted.
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 28, 2013, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

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

Cash and Cash Equivalents
At year-end 2013 and 2012, the Company's cash equivalents included investments in money market funds and other marketable securities, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Restricted Cash
At year-end 2013, the Company had approximately $168,000 of restricted cash. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees will expire in 2014.

Supplemental Cash Flow Information

(In thousands)	2013	2012	2011
Cash Paid for Interest	$961	$856	$1,106
Cash Paid for Income Taxes	$8,375	$9,326	$6,677

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$88,398	$–	$21,808
Cash Paid for Acquired Businesses	(67,453)	–	(16,104)
Liabilities Assumed of Acquired Businesses	$20,945	$–	$5,704

Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,677	$2,106	$2,296
Dividends Declared but Unpaid	$1,389	$–	$–

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

 The components of inventories are as follows:

(In thousands)	2013	2012
Raw Materials and Supplies	$20,836	$19,561
Work in Process	21,051	8,371
Finished Goods (includes $2,941 and $2,310 at customer locations)	20,918	14,145
	$62,805	$42,077

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

 Property, plant, and equipment consist of the following:

(In thousands)	2013	2012
Land	$4,797	$3,968
Buildings	38,363	36,823
Machinery, Equipment, and Leasehold Improvements	74,837	68,255
	117,997	109,046
Less: Accumulated Depreciation and Amortization	73,112	69,878
	$44,885	$39,168

Depreciation and amortization expense related to property, plant, and equipment was $5,088,000, $5,015,000, and $4,953,000 in 2013, 2012, and 2011, respectively.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible Assets
Intangible assets in the accompanying balance sheet include the costs of acquired intellectual property, tradenames, patents, customer relationships, non-compete agreements and other specifically identifiable intangible assets. An intangible asset of $8,100,000 associated with the acquisition of the Johnson tradename as part of the Company's acquisition of The Johnson Corporation in 2005 has an indefinite life and is not being amortized. The remaining intangible assets have been amortized as the underlying economic benefits are realized with a weighted-average amortization period of 11 years. The intangible asset lives have been determined based on the anticipated period over which the Company will derive future cash flow benefits from the intangible assets. The Company has considered the effects of legal, regulatory, contractual, competitive, and other economic factors in determining these useful lives.

Acquired intangible assets are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
December 28, 2013
Customer relationships	$37,964	$1,074	$(11,446)	$27,592
Intellectual property	20,350	(225)	(12,276)	7,849
Tradenames	10,198	(60)	(252)	9,886
Non-compete agreements	3,388	(10)	(3,203)	175
Distribution network	2,400	–	(1,238)	1,162
Licensing agreements	400	–	(173)	227
Other	2,809	(65)	(1,785)	959
	$77,509	$714	$(30,373)	$47,850
December 29, 2012
Customer relationships	$19,054	$1,433	$(9,825)	$10,662
Intellectual property	15,690	(60)	(10,838)	4,792
Tradenames	8,879	(30)	(125)	8,724
Non-compete agreements	3,362	(9)	(3,159)	194
Distribution network	2,400	–	(1,094)	1,306
Licensing agreements	400	–	(153)	247
Other	689	(27)	(492)	170
	$50,474	$1,307	$(25,686)	$26,095

Amortization of acquired intangible assets was $4,687,000 in 2013, $3,369,000 in 2012, and $2,983,000 in 2011. The estimated future amortization expense of acquired intangible assets is $5,513,000 in 2014; $4,588,000 in 2015; $4,296,000 in 2016; $4,058,000 in 2017; $3,979,000 in 2018; and $17,316,000 in the aggregate thereafter.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance as of December 31, 2011:
Gross Balance	$191,468	$–	$191,468
Accumulated Impairment Losses	(85,509)	–	(85,509)
Net Balance	105,959	–	105,959
Increase due to acquisitions	–	–	–
Currency translation adjustment	1,988	–	1,988
Total 2012 Adjustments	1,988	–	1,988
Balance at December 29, 2012:
Gross Balance	193,456	–	193,456
Accumulated Impairment Losses	(85,509)	–	(85,509)
Net Balance	107,947	–	107,947
Increase due to acquisitions	2,545	21,480	24,025
Currency translation adjustment	338	(395)	(57)
Total 2013 Adjustments	2,883	21,085	23,968
Balance at December 28, 2013:
Gross Balance	196,339	21,085	217,424
Accumulated Impairment Losses	(85,509)	–	(85,509)
Net Balance	$110,830	$21,085	$131,915

Impairment of Long-Lived Assets
The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a significant decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. In 2011, the Company adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, that includes the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test as required in ASC 350, Intangibles – Goodwill and Other. At December 28, 2013 and December 29, 2012, the Company performed a qualitative goodwill impairment analysis. These impairment analyses included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained, and determined that it is not more likely than not that the fair value of any of the reporting units is less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could produce a different result. Additionally, at December 28, 2013 and December 29, 2012, the Company performed a quantitative impairment analysis on our indefinite-lived intangible asset, the Johnson tradename totaling $8,100,000, and determined that the asset was not impaired.

 Goodwill by reporting unit is as follows:

(In thousands)	2013	2012
Stock-Preparation	$18,290	$17,583
Doctoring, Cleaning, & Filtration	34,658	33,081
Fluid-Handling	57,882	57,283
Wood Processing Systems	21,085	-
	$131,915	$107,947

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company assesses its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows were less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts and the fair values of the assets. No indicators of impairment were identified in 2013 or 2012.

Foreign Currency Translation and Transactions
All assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for each quarter in accordance with ASC 830, "Foreign Currency Matters." Resulting translation adjustments are reflected in the "accumulated other comprehensive items" component of stockholders' equity (see Note 14). Foreign currency transaction gains and losses are included in the accompanying consolidated statement of income and are not material for the three years presented.

Stock-Based Compensation
The Company recognizes compensation cost for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The Company uses the grant date trading price of the Company's common stock to determine the fair value for restricted stock units (RSUs) and the Black-Scholes option-pricing model to determine the fair value for stock option grants. For stock options and time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known.

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
ASC 815, "Derivatives and Hedging," requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items (AOCI). These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the consolidated statement of income.

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

Kadant Inc.	2013 Financial Statements
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
Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the FASB issued ASU No. 2013-10. This ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government treasury obligation rate and the London Interbank Offered Rate (LIBOR). This ASU also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company adopted this ASU in the third quarter of 2013 and the adoption did not have an effect on its consolidated financial statements. The Company will consider the guidance in this ASU for future transactions in which the Company elects to apply hedge accounting of the benchmark interest rate.
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

On April 12, 2013, the Company acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8,140,000 in cash and $484,000 in assumed liabilities owed to Kadant. CBTI was a long-time licensee of the Company's doctoring, cleaning, filtration, and stock preparation products and is also a supplier of industrial drying systems. This acquisition furthers the Company's strategy of expanding its presence in emerging markets. At the closing date, approximately $3,550,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. Approximately $1,248,000 of the escrow fund was released to the sellers in February 2014, and the balance will be released on various dates over a five-year period ending on the fifth anniversary of the closing date, less the amount of any claims.
On May 3, 2013, the Company acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for approximately $7,094,000 in cash. This acquisition expands the Company's product offerings in its Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss has a large installed base and a high proportion of its revenues are parts and consumables products. At the closing date, approximately $1,970,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the first and second anniversaries of the closing date.
On November 6, 2013, the Company acquired all the outstanding shares of Carmanah Design and Manufacturing Inc. (Carmanah) for approximately $51,564,000 in cash and $171,000 of assumed liabilities owed to Kadant. The purchase price is subject to a post-closing adjustment. Carmanah is a designer and manufacturer of stranders and related equipment used in the production of oriented strand board, an engineered wood panel product used primarily in home construction. At the closing date, $6,705,000 of the purchase price was deposited into an escrow fund to secure certain tax, environmental, and other indemnification obligations of the sellers. The escrow fund, less any claims made, will be released to the sellers in two installments on the 12-month and 18-month anniversaries of the closing. The acquisition of Carmanah will extend Kadant's presence into the forest products industry and advance the Company's strategy of increasing its parts and consumables business.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
2.	Acquisitions (continued)

The following table summarizes the purchase method of accounting for the acquisitions made in 2013 and the estimated fair values of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$1,966
Accounts receivable	8,523
Inventories	18,169
Other current assets	1,726
Property, plant & equipment	5,891
Other assets	1,063
Intangibles	27,035
Goodwill	24,025
Total assets acquired	88,398

Accounts payable	2,238
Customer deposits	7,064
Long-term deferred tax liabilities	6,062
Other liabilities	5,581
Total liabilities assumed	20,945
Net assets acquired	$67,453

Consideration:
Cash	$39,717
Cash paid to seller borrowed under the 2012 Credit Agreement	27,081
Short-term obligations	655
Total consideration	$67,453

The allocation of the purchase price for each acquisition was based on estimates of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Intangibles of $27,035,000 relate primarily to customer relationships and intellectual property and are being amortized over a weighted-average period of 10 years. The excess of the purchase price for the acquisitions made in 2013 over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $24,025,000, the majority of which is not deductible for tax purposes.
These acquisitions have been accounted for using the purchase method of accounting and the results have been included in the accompanying financial statements from the dates of the acquisitions. The Company recorded acquisition transaction costs of approximately $1,802,000 in 2013 in selling, general, and administrative expenses related to acquisitions. The fair values are subject to adjustment upon finalization of the valuations, and therefore the current measurements of intangible assets, acquired goodwill, and assumed assets and liabilities are subject to change.
On May 27, 2011, a subsidiary in the Company's Papermaking Systems segment acquired all of the stock of m-clean papertech holding AB (M-Clean), a European-based supplier of equipment used to clean paper machine fabrics and rolls. The aggregate purchase price for this acquisition was $16,072,000, net of post-closing adjustments. The purchase price included $910,000 of cash acquired and $517,000 of debt assumed.
This acquisition has been accounted for using the purchase method of accounting and the results of M-Clean have been included in the accompanying financial statements from the date of its acquisition. The Company recorded acquisition transaction costs of approximately $249,000 in 2011 in selling, general, and administrative expenses. Allocation of the purchase price for the acquisition was based on estimates of the fair values of the net assets acquired. The purchase price allocation includes identifiable intangible assets acquired of $5,777,000, which are being amortized over a weighted-average period of 8 years. The excess of the acquisition purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $9,641,000, none of which is deductible for tax purposes.
The Company's acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies from combining the businesses. The Company anticipates several synergies in connection with these acquisitions, including the use of the Company's existing distribution channels to expand sales of the products of the acquired businesses.
Pro forma disclosures of the results of operations are not required, as the acquisitions are not considered material business combinations as outlined in FASB ASC 805, "Business Combinations."

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.	Employee Benefit Plans

Stock-Based Compensation Plans
The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, restricted stock units, nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 274,921 shares available for grant under stock-based compensation plans at year-end 2013. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
The Company recognizes compensation cost for all stock-based awards granted to employees based on the grant date estimate of fair value for those awards. Total stock-based compensation expense was $5,216,000, $4,766,000, and $3,934,000 in 2013, 2012, and 2011, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of income.

The components of pre-tax stock-based compensation expense are as follows:

(In thousands)	2013	2012	2011
Restricted Stock Unit Awards	$4,102	$3,731	$3,212
Stock Option Awards	1,015	954	628
Employee Stock Purchase Plan Awards	99	81	94
Total	$5,216	$4,766	$3,934

The Company has elected to recognize excess income tax benefits from stock option exercises and the vesting of restricted stock units in capital in excess of par value using the tax return ordering approach. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The Company recognized income tax benefits in capital in excess of par value of $351,000, $132,000, and $371,000 in 2013, 2012, and 2011, respectively, associated with stock-based compensation.

Non-Employee Director Restricted Stock Units
In general, the Company grants 5,000 restricted stock units (RSUs) to each of its non-employee directors in the first quarter of each fiscal year. The shares vest ratably on the last day of each fiscal quarter within the year. In addition, the Company has granted 10,000 RSUs to each of its non-employee directors, which will only vest and compensation expense will only be recognized upon a change in control as defined in the Company's 2006 equity incentive plan. These RSUs, which total 50,000 outstanding in the aggregate and have a grant date fair value of $1,009,000, will be forfeited if a change in control does not occur before the last day of the first quarter of 2015.
The Company grants restricted stock units to non-employee directors, and certain employees. Holders of restricted stock units have no voting rights and are not entitled to receive cash dividends.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.            Employee Benefit Plans (continued)

Performance-Based Restricted Stock Units
The Company grants performance-based RSUs to executive officers of the Company. Each performance-based RSU represents the right to receive one share of the Company's common stock upon vesting. The RSUs are subject to adjustment based on the achievement of a performance measure selected for the fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (adjusted EBITDA) generated from continuing operations. Following adjustment, the RSUs are subject to additional time-based vesting, and vest in three equal annual installments, provided that the executive officer is employed by the Company on the applicable vesting dates.
The Company recognizes compensation expense associated with performance-based RSUs ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value. Compensation expense recognized is net of forfeitures and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,441,000 at year-end 2013, and will be recognized over a weighted average period of 1.4 years.
The performance-based RSU agreements provide for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability or a change in control of the Company. If death, disability, or a change in control occurs prior to the end of the performance period, the officer will receive the target RSU amount; otherwise, the officer will receive the number of deliverable RSUs based on the achievement of the performance goal, as stated in the RSU agreements.

Time-Based Restricted Stock Units
The Company grants time-based RSUs to certain employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value and net of forfeitures. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled approximately $1,760,000 at year-end 2013, and will be recognized over a weighted average period of 1.7 years.

A summary of the activity of the Company's unvested restricted stock units for 2011, 2012, and 2013 is as follows:

Unvested Restricted Stock Units	Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested RSUs at January 1, 2011	312	$16.77
Granted	184	$24.91
Vested	(159)	$19.90
Forfeited / Expired	(8)	$8.81
Unvested RSUs at December 31, 2011	329	$20.02
Granted	179	$21.95
Vested	(144)	$19.97
Forfeited / Expired	(1)	$27.74
Unvested RSUs at December 29, 2012	363	$20.98
Granted	176	$25.53
Vested	(182)	$22.84
Forfeited / Expired	(14)	$16.97
Unvested RSUs at December 28, 2013	343	$22.50

The total fair value of shares vested was $4,997,000, $3,321,000, and $4,071,000 in 2013, 2012, and 2011, respectively.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.            Employee Benefit Plans (continued)

Stock Options
Options granted from 2011 through 2013 have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The stock options vest in three equal annual installments beginning on the first anniversary of the grant date, provided that the recipient remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense associated with these stock options ratably over the requisite service period for the entire award based on the grant date fair value and net of forfeitures. Unrecognized compensation expense related to these stock options totaled approximately $1,219,000 at December 28, 2013, and will be recognized over a weighted average period of 1.8 years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Weighted-average Exercise Price	$25.98	$21.91	$24.90
Weighted-average Grant Date Fair Value	$11.33	$11.69	$12.85
Volatility	51%	50%	45%
Expected Annual Dividend	1.92%	–	–
Risk-Free Interest Rate	1.25%	1.38%	2.86%
Expected Life of Options	7.6 years	7.6 years	7.4 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Expected stock price volatility was calculated based on a review of the Company's actual historic stock prices commensurate with the expected life of the award. The expected option life was derived based on a review of the Company's historic option holding periods, including consideration of the holding period inherent in currently vested but unexercised options. The expected annual dividend rate was calculated by dividing the Company's annual dividend by the closing stock price on the grant date. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the option. The compensation expense recognized for all equity-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

A summary of the Company's stock option activity for 2011, 2012, and 2013 is as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Options Outstanding at January 1, 2011	161	$14.82
Granted	82	$24.90
Exercised	(8)	$20.01
Options Outstanding at December 31, 2011	235	$18.15
Granted	83	$21.91
Exercised	(18)	$17.54
Options Outstanding at December 29, 2012	300	$19.23
Granted	93	$25.98
Options Outstanding at December 28, 2013	393	$20.82	7.5 years	$7,841
Vested and Unvested Expected to Vest, End of Year	393	$20.82	7.5 years	$7,841
Options Exercisable, End of Year	217	$17.84	6.7 years	$4,992

(a)	The closing price per share on the last trading day prior to December 28, 2013 was $40.79.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.            Employee Benefit Plans (continued)

A summary of the Company's stock option exercises in 2013, 2012, and 2011 is as follows.

(In thousands)	2013	2012	2011
Total intrinsic value of options exercised	$-	$119	$39
Cash received from options exercised	$-	$319	$150

Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. For the 2013, 2012, and 2011 plan years, the Company issued 16,325, 17,490, and 12,509 shares, respectively, of its common stock under this plan.

401(k) Savings and Other Defined Contribution Plans
The Company's U.S. subsidiaries participate in the Kadant Inc. 401(k) Retirement Savings Plan sponsored by the Company. Contributions to the plan are made by both the employee and the Company and are immediately vested. Company contributions are based upon the level of employee contributions.
Certain of the Company's subsidiaries offer other retirement plans, the majority of which are defined contribution plans. Company contributions to these plans are based on formulas determined by the Company.
For these plans, the Company contributed and charged to expense approximately $2,607,000, $2,466,000, and $2,294,000 in 2013, 2012, and 2011, respectively.

Defined Benefit Pension Plan and Post-Retirement Welfare Benefits Plans
The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees at its Kadant Solutions division and the corporate office. Benefits under the plan are based on years of service and employee compensation. Funds are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Effective December 31, 2005, this plan was closed to new participants. The Company also has a post-retirement welfare benefits plan for the benefit of eligible employees at its Kadant Solutions division (included in the table below in "Other Benefits"). No future retirees are eligible for this post-retirement welfare benefits plan, and the plans include limits on the employer's contributions.
In March 2011, the Company approved a Restoration Plan (included in the table below in "Other Benefits") for the benefit of certain executive officers who are also participants of the noncontributory defined benefit retirement plan. This plan provides a benefit equal to the benefits lost under the noncontributory defined benefit retirement plan as a consequence of applicable Internal Revenue Service limits on the levels of contributions and benefits.
The Company's Kadant Lamort subsidiary sponsors a defined benefit pension plan (included in the table below in "Other Benefits"). Benefits under this plan are based on years of service and projected employee compensation.
The Company's Kadant Johnson subsidiary also offers a post-retirement welfare benefits plan (included in the table below in "Other Benefits") to its U.S. employees upon attainment of eligible retirement age. This plan was closed to employees who did not meet its retirement eligibility requirements on January 1, 2012.
 In accordance with ASC 715, "Compensation–Retirement Benefits," (ASC 715), an employer is required to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The actuarial loss and prior service loss included in accumulated other comprehensive items and expected to be recognized in net periodic pension cost in 2014 are $368,000 and $142,000, respectively.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.            Employee Benefit Plans (continued)

The following table summarizes the change in benefit obligation; the change in plan assets; the unfunded status; and the amounts recognized in the balance sheet for the Company's pension benefits and other benefits plans. The measurement date for all items set forth below is the last day of the fiscal year presented.

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$31,743	$31,594	$5,968	$5,402
Service cost	892	991	171	143
Interest cost	1,167	1,313	207	225
Actuarial (gain) loss	(4,617)	1,046	(551)	425
Benefits paid	(1,394)	(3,201)	(299)	(275)
Effect of currency translation	–	–	87	48
Benefit obligation at end of year	$27,791	$31,743	$5,583	$5,968
Change in Plan Assets:
Fair value of plan assets at beginning of year	$26,728	$26,393	$–	$–
Actual return on plan assets	(358)	2,576	–	–
Employer contribution	1,080	960	299	275
Benefits paid	(1,394)	(3,201)	(299)	(275)
Fair value of plan assets at end of year	$26,056	$26,728	$–	$–
Unfunded status	$(1,735)	$(5,015)	$(5,583)	$(5,968)
Accumulated benefit obligation as of year-end	$23,494	$26,270	$1,876	$1,777
Amounts Recognized in the Balance Sheet Consist of:
Current liability	$–	$–	$(233)	$(251)
Non-current liability	$(1,735)	$(5,015)	$(5,350)	$(5,717)
Amounts Recognized in Accumulated Other Comprehensive Items Before Tax Consist of:
Unrecognized net actuarial loss	$(6,264)	$(9,656)	$(662)	$(1,251)
Unrecognized prior service cost	(218)	(273)	(799)	(882)
Total	$(6,482)	$(9,929)	$(1,461)	$(2,133)
Changes in Amounts Recognized in Accumulated Other Comprehensive Items Before Tax:
Current year unrecognized net actuarial gain (loss)	$2,859	$(85)	$551	$(425)
Amortization of unrecognized prior service cost	55	56	85	28
Amortization of unrecognized net actuarial loss	533	634	62	36
Effect of currency translation	–	–	(26)	(7)
Total	$3,447	$605	$672	$(368)

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.            Employee Benefit Plans (continued)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.79%	3.89%	4.04%	3.52%
Rate of compensation increase	3.50%	3.50%	3.00%	3.15%

The projected benefit obligations and fair value of plan assets for the Company's pension plans with projected benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets:
Projected benefit obligation	$27,791	$31,743	$2,469	$2,456
Fair value of plan assets	$26,056	$26,728	$–	$–

The accumulated benefit obligations and fair values of plan assets for the Company's pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:
Accumulated benefit obligation	$–	$–	$1,876	$1,777
Fair value of plan assets	$–	$–	$–	$–

The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
(In thousands)	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$998	$991	$855	$171	$143	$187
Interest cost	1,167	1,313	1,298	207	225	237
Expected return on plan assets	(1,506)	(1,616)	(1,429)	–	–	–
Recognized net actuarial loss	533	634	433	62	36	28
Amortization of prior service cost	55	56	55	85	28	15
Net periodic benefit cost	$1,247	$1,378	$1,212	$525	$432	$467

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.89%	4.28%	5.25%	3.53%	4.44%	5.04%
Expected long-term return on plan assets	5.75%	6.25%	6.25%	–	–	–
Rate of compensation increase	3.50%	4.00%	4.00%	3.25%	3.57%	3.28%

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

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.            Employee Benefit Plans (continued)

Assumed weighted-average healthcare cost trend rates as of year-end were as follows:

	2013	2012
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Ultimate healthcare cost trend rate	0.00%	0.00%
Year assumed rate reaches ultimate rate	2018	2018

A one-percentage point increase or decrease in assumed healthcare cost trend rates would have had an immaterial effect on service and interest cost components in 2013 and the post-retirement obligation at year-end 2013.

Plan Assets

The fair values of the Company's noncontributory defined benefit retirement plan assets at year-end 2013 and 2012 by asset category are as follows:

	2013 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,205	$–	$–	$3,205
International Equity (a)	817	–	–	817
Fixed Income (b)	14,374	7,660	–	22,034
Total Assets	$18,396	$7,660	$–	$26,056

	2012 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,331	$–	$–	$3,331
International Equity (a)	848	–	–	848
Fixed Income (b)	14,641	7,908	–	22,549
Total Assets	$18,820	$7,908	$–	$26,728
______________________________
(a)	Common stock index funds.
(b)	Investments in commingled funds that invest in a diversified blend of investment and non-investment grade fixed income securities.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.            Employee Benefit Plans (continued)

Description of Fair Value Measurements
Level 1 – Quoted, active market prices for identical assets. Share prices of the funds, referred to as a fund's Net Asset Value (NAV), are calculated daily based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds occur by contract at the respective fund's redemption date NAV.
Level 2 – Observable inputs other than Level 1 prices, based on model-derived valuations in which all significant inputs are observable in active markets. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund's total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual funds occur by contract at the respective fund's redemption date NAV.
Level 3 – Unobservable inputs based on the Company's own assumptions.

The Company has developed an investment policy for its noncontributory defined benefit retirement plan. The investment strategy is to emphasize total return, that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plan's assets is the emphasis on consistent growth, specifically, growth in a manner that protects the plan's assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.

The primary objective for the noncontributory defined benefit retirement plan is to provide long-term capital appreciation through investment in equity and debt securities. The following target asset allocation has been established for the plan:

Asset Category	Minimum	Neutral	Maximum
Equity securities	10%	15%	20%
Debt securities	80%	85%	90%
Total		100%

All equity securities must be drawn from recognized securities exchanges. Debt securities must be weighted to reflect a portfolio average maturity of not more than ten years, with average benchmark duration of five years. The credit quality must equal or exceed high investment grade quality ("Baa" or better).

Cash Flows
Contributions
The Company expects to make cash contributions of $1,080,000 to its noncontributory defined benefit retirement plan in 2014. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2014.
Estimated Future Benefit Payments
The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at year-end 2013.

(In thousands)	Pension Benefits	Other Benefits
2014	$1,143	$234
2015	1,237	425
2016	1,286	202
2017	2,668	753
2018	2,034	433
2019-2023	11,269	1,977

Information and Assumptions for the Post-Retirement Welfare Benefits Plan
All eligible retirees of the Company's Kadant Solutions division are currently participating in a post-retirement welfare benefits plan, with no future retirees eligible to participate. Effective September 1, 2003, the monthly contribution to the plan was capped at $358 per participant. For the majority of the retirees in the plan, no healthcare cost trend rate is assumed, as the Company cap applies. For the remainder, the healthcare cost trend rate is assumed to be 8% in 2014 and an ultimate rate of 0% in 2018, at which time the plan caps on benefits are expected to apply to all benefits.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
3.            Employee Benefit Plans (continued)

All eligible retirees of the Company's Kadant Johnson Inc. subsidiary are currently participating in a post-retirement welfare benefits plan. Kadant Johnson pays 75% of all plan costs for retirees with a retirement date prior to January 1, 2005, and 50% of all plan costs for retirees with a retirement date after January 1, 2005, with no limits on its contributions up to annual employee and plan stop loss limitations. This plan was closed to employees who did not meet its retirement eligibility requirements on January 1, 2012. The medical healthcare cost trend rate no longer affects the amounts reported for the health care benefits in this plan.

4.	Stockholders' Equity

Preferred Stock
The Company's Certificate of Incorporation authorizes up to 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's board of directors without further shareholder approval.

Common Stock
At year-end 2013, the Company had reserved 1,124,480 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.	Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In thousands)	2013	2012	2011
Domestic	$8,913	$11,445	$9,823
Foreign	24,113	24,485	28,320
	$33,026	$35,930	$38,143

The components of the provision for income taxes from continuing operations are as follows:

(In thousands)	2013	2012	2011
Current Provision:
Federal	$1,986	$1,798	$123
Foreign	7,955	7,363	5,575
State	436	559	473
	10,377	9,720	6,171

Deferred (Benefit) Provision:
Federal	1,325	(3,980)	(317)
Foreign	(2,354)	(782)	(1,309)
State	(32)	(106)	(260)
	(1,061)	(4,868)	(1,886)
	$9,316	$4,852	$4,285

The provision for income taxes included in the accompanying statement of income is as follows:

(In thousands)	2013	2012	2011
Continuing Operations	$9,316	$4,852	$4,285
Discontinued Operation	(34)	451	(1,511)
	$9,282	$5,303	$2,774

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
5.            Income Taxes (continued)

The Company receives a tax deduction upon the exercise of nonqualified stock options and the vesting of restricted stock units. The current provision for income taxes in the consolidated statement of income does not reflect $351,000, $132,000, and $371,000 of such excess tax benefits in 2013, 2012, and 2011, respectively, from the exercise of stock options and vesting of restricted stock units.
The provision for income taxes from continuing operations in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In thousands)	2013	2012	2011
Provision for Income Taxes at Statutory Rate	$11,559	$12,576	$13,350
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	304	295	(140)
U.S. tax (benefit) cost of foreign earnings	(119)	791	(53)
Foreign tax rate differential	(2,681)	(2,298)	(3,094)
Provision (reversal) of tax benefit reserves, net	853	624	(1,596)
Change in valuation allowance	(968)	(7,051)	(4,183)
Nondeductible expenses	1,580	775	746
Research and development tax credits	(638)	(623)	(324)
Other	(574)	(237)	(421)
	$9,316	$4,852	$4,285

Net deferred tax (liability) asset in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2013	2012
Deferred Tax Asset:
Foreign and alternative minimum tax credit carryforwards	$3,819	$5,659
Reserves and accruals	5,125	6,493
Net operating loss carryforwards	16,452	15,147
Inventory basis difference	2,797	2,468
Research and development	1,017	1,193
Employee compensation	3,199	2,229
Allowance for doubtful accounts	595	486
Revenue recognition	253	286
Other	209	88
Deferred Tax Asset, Gross	33,466	34,049
Less: Valuation Allowance	(13,905)	(14,315)
Deferred Tax Asset, Net	19,561	19,734
Deferred Tax Liability:
Goodwill and intangible assets	(20,923)	(15,393)
Fixed asset basis difference	(3,619)	(2,974)
Reserves and accruals	(207)	(342)
Other	(65)	(107)
Deferred Tax Liability	(24,814)	(18,816)
Net Deferred Tax (Liability) Asset	$(5,253)	$918

The deferred tax assets and liabilities are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and long-term deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
5.            Income Taxes (continued)

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2013 was $13,905,000, consisting of $950,000 in the U.S. and $12,955,000 in foreign jurisdictions. The decrease in the valuation allowance in 2013 of $410,000 related primarily to the release of valuation allowances in the U.S. and several foreign jurisdictions due to an increase in current year income and expected future income. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2013, the Company continued to maintain a valuation allowance in the U.S. against its state operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions. As of year-end 2013, the Company maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability.
At year-end 2013, the Company had domestic state and foreign net operating loss carryforwards of $28,963,000 and $59,708,000, respectively, U.S. foreign tax credit carryforwards of $2,182,000, U.S. research and development tax credits of $467,000, and U.S. alternative minimum tax credits of $1,154,000. The domestic state loss carryforwards will expire in the years 2014 through 2032. Their utilization is limited to future taxable income from the Company's domestic subsidiaries. Of the foreign net operating loss carryforwards, $11,790,000 will expire in the years 2014 through 2032, and the remainder do not expire. The U.S. foreign tax credits will expire in the years 2018 through 2019. The research and development tax credits will expire in the years 2030 through 2033 and the alternative minimum tax credits may be carried forward indefinitely.
The Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the stock of its domestic subsidiaries, related primarily to unremitted earnings of subsidiaries, because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its investment in its domestic subsidiaries tax-free. It is the Company's intention to reinvest indefinitely the earnings of its international subsidiaries in order to support the current and future capital needs of their operations in the foreign jurisdictions. Through year-end 2013, the Company has not provided for U.S. income taxes on approximately $145,926,000 of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company were to remit these foreign earnings to the U.S., would be approximately $2,000,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
5.            Income Taxes (continued)

As of year-end 2013, the Company had $5,423,000 of unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2013 and 2012 is as follows:

(In thousands)	2013	2012
Unrecognized tax benefits, beginning of year	$4,194	$3,308
Gross increases—tax positions in prior periods	449	185
Gross decreases—tax positions in prior periods	-	(41)
Gross increases—current-period tax positions	1,086	1,231
Settlements	(6)	(182)
Lapses of statutes of limitations	(158)	(367)
Currency translation	(142)	60
Unrecognized tax benefits, end of year	$5,423	$4,194

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $1,776,000 and $1,196,000 for the potential payment of interest and penalties at year-end 2013 and 2012, respectively. The interest and penalties included in the consolidated statement of income was an expense (benefit) of $205,000 and $(6,000) in 2013 and 2012, respectively.
The Company is currently under audit in certain non-U.S. taxing jurisdictions. It is reasonably possible that over the next fiscal year the amount of liability for unrecognized tax benefits may be reduced by up to $842,000 due to the re-evaluation of current uncertain tax positions as a result of examinations or from the expiration of tax statutes of limitations.
The Company remains subject to U.S. Federal income tax examinations for the tax years 2010 through 2013, and to non-U.S. income tax examinations for the tax years 2006 through 2013. In addition, the Company remains subject to state and local income tax examinations in the U.S. for the tax years 2002 through 2013.

6.	Long-Term Obligations

Long-term obligations at year-end 2013 and 2012 are as follows:

(In thousands)	2013	2012
Revolving Credit Facility, due 2018	$32,260	$–
Variable Rate Term Loan, due from 2014 to 2016	6,375	6,875
Total Long-Term Obligations	38,635	6,875
Less: Current Maturities	(625)	(625)
Long-Term Obligations, less Current Maturities	$38,010	$6,250

The annual payment requirements for long-term obligations are as follows:

(In thousands)
2014	$625
2015	500
2016	5,250
2017	-
2018	32,260

The weighted average interest rate for long-term obligations was 2.74% and 6.38% at year-end 2013 and 2012, respectively.
See Note 11 for the fair value information related to the Company's long-term obligations.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
6.            Long-Term Obligations (continued)

Revolving Credit Facility
The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to EBITDA, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash.
The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of December 28, 2013, the Company was in compliance with these covenants.
Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.
As of year-end 2013, the outstanding balance on the 2012 Credit Agreement was $32,260,000, which was primarily used to fund the acquisition of Carmanah. As of December 28, 2013, the Company had $66,911,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

2006 Commercial Real Estate Loan
On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan; pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of year-end 2013, the outstanding balance on the 2006 Commercial Real Estate Loan was $6,375,000.
The Company's obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the Mortgage and Security Agreements, which include customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2012 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Debt Issuance Costs
Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of year-end 2013, unamortized debt issuance costs, included in other assets in the accompanying consolidated balance sheet, were approximately $668,000.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
7.	Commitments and Contingencies

Operating Leases
The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of income includes expenses from operating leases of $2,545,000, $2,137,000, and $2,043,000 in 2013, 2012, and 2011, respectively. The future minimum payments due under noncancelable operating leases at year-end 2013 are $3,058,000 in 2014; $2,015,000 in 2015; $1,116,000 in 2016; $396,000 in 2017; $113,000 in 2018 and $20,000 thereafter. Total future minimum lease payments are $6,718,000.

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company as applicant, principally relating to performance obligations and customer deposit guarantees, totaled $10,533,000 at year-end 2013. Certain of the Company's contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. At year-end 2013, the Company had $5,688,000 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

Purchase Obligations
The Company has entered into an unconditional purchase obligation, in the ordinary course of business, for business network services, which includes minimum purchase obligations of $600,000 in each of 2014 and 2015.

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

Litigation
From time to time, the Company is subject to various claims and legal proceedings covering a range of matters that arise in the ordinary course of business. Such litigation may include claims and counterclaims by and against the Company for breach of contract or warranty, canceled contracts, product liability, or bankruptcy-related claims. For legal proceedings in which a loss is probable and estimable, the Company accrues a loss based on the low end of the range of estimated loss when there is no better estimate within the range. If the Company were found to be liable for any of the claims or counterclaims against it, the Company would incur a charge against earnings for amounts in excess of legal accruals.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements

8.	Restructuring Costs and Other Expense (Income), Net

Other Expense (Income)
In 2013, other income consisted of a pre-tax gain of $1,740,000 from the sale of real estate in China.
In 2012, other expense consisted of accelerated depreciation of $307,000 associated with the disposal of equipment in China related to a facility consolidation.
In 2011, other income consisted of a pre-tax gain of $2,282,000 from the sale of real estate in China.

2013 Restructuring Plan
The Company recorded restructuring costs of $1,843,000, including severance costs of $1,158,000 associated with the reduction of 22 employees in Brazil and severance costs of $508,000 associated with the reduction of 25 employees in Sweden. Also included in restructuring costs were facility-related costs of $177,000. These actions were taken to streamline the Company's operations as a result of the CBTI and Noss acquisitions. All of these items occurred in the Papermaking Systems segment.

2011 Restructuring Plan
The Company recorded restructuring costs of $408,000 in 2011 in its Papermaking Systems segment consisting of severance and associated costs related to the reduction of 73 employees in China to adjust our cost structure and streamline our operations.

2008 Restructuring Plan
The Company recorded total restructuring costs of $4,507,000 in 2008 through 2012 associated with its 2008 Restructuring Plan. These restructuring costs included facility-related costs of $385,000 and severance and associated costs of $4,122,000 related to the reduction of 329 employees in China, North America, Latin America, and Europe, all in its Papermaking Systems segment. The Company took these actions to adjust its cost structure and streamline its operations in response to the weak economic environment at the time.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
8.            Restructuring Costs and Other Expense (Income), Net (continued)

 A summary of the changes in accrued restructuring costs are as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
2013 Restructuring Plan
Provision	$1,666	$177	$1,843
Usage	(1,038)	(177)	(1,215)
Currency translation	(161)	–	(161)
Balance at December 28, 2013	$467	$–	$467
2011 Restructuring Plan
Balance at January 1, 2011	$–	$–	$–
Provision	408	–	408
Balance at December 31, 2011	$408	$–	$408
Provision reversal	(67)	–	(67)
Usage	(256)	–	(256)
Currency translation	3	–	3
Balance at December 29, 2012	$88	$–	$88
Usage	(38)	–	(38)
Currency translation	2	–	2
Balance at December 28, 2013	$52	$–	$52

2008 Restructuring Plan
Balance at January 1, 2011	$433	$–	$433
Usage	(94)	–	(94)
Currency translation	15	–	15
Balance at December 31, 2011	$354	$–	$354
Provision reversal	(8)	–	(8)
Usage	(182)	–	(182)
Currency translation	2	–	2
Balance at December 29, 2012	$166	$–	$166
Usage	(141)	–	(141)
Currency translation	6	–	6
Balance at December 28, 2013	$31	$–	$31

The Company expects to pay the remaining accrued restructuring costs from 2014 to 2016.

9.	Discontinued Operation

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

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
9.            Discontinued Operation (continued)

On October 24, 2011, the Company, Composites LLC, and other co-defendants entered into an agreement to settle a nationwide class action lawsuit related to allegedly defective composites decking building products manufactured by Composites LLC between April 2002 and October 2003. As of December 31, 2011, the Company had accrued $2,577,000 for the estimated payment of claims, which was reduced by $1,574,000 in 2012. In 2012, the Company paid $647,000 in approved claims under the class action settlement.
The discontinued operation had a pre-tax operating loss of $96,000 in 2013, pre-tax operating income of $1,194,000 in 2012 and a pre-tax operating loss of $1,520,000 in 2011.

10.	Derivatives

Interest Rate Swaps
The Company entered into interest rate swap agreements in 2008 and 2006 to hedge its exposure to variable-rate debt and has designated these agreements as cash flow hedges. On February 13, 2008, the Company entered into a swap agreement (2008 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2008 Swap Agreement had a five-year term and a $15,000,000 notional value, which decreased to $10,000,000 on December 31, 2010, and to $5,000,000 on December 30, 2011. Under the 2008 Swap Agreement, on a quarterly basis the Company received a three-month LIBOR rate and paid a fixed rate of interest of 3.265% plus the applicable margin. The 2008 Swap Agreement expired on February 13, 2013.
The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value of the 2006 Swap Agreement as of December 28, 2013 is included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet.
The Company has structured the interest rate swap agreements to be 100% effective, and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreement is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreement.
The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. As of December 28, 2013, the Company was in compliance with these covenants. The unrealized loss associated with the swap agreement was $773,000 as of December 28, 2013, which represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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
Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized gains of $146,000, $12,000 and $4,000 in 2013, 2012 and 2011, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
10.            Derivatives (continued)

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the consolidated balance sheet:

		2013		2012
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount (b)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$–	$–	$5	$269
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(22)	$1,340	$(161)	$3,180
Interest rate swap agreement	Other Current Liabilities	$–	$–	$(19)	$5,000
Interest rate swap agreement	Other Long-Term Liabilities	$(773)	$6,375	$(1,029)	$6,875

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$97	$1,419	$24	$1,013
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(1)	$288	$(12)	$815

(a)	See Note 11 for the fair value measurements relating to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company's derivative activity during 2013 and 2012.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended December 28, 2013:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 29, 2012	$939	$107	$1,046
Loss reclassified to earnings (a)	(383)	(102)	(485)
Loss recognized in OCI	62	10	72
Unrealized loss, net of tax, at December 28, 2013	$618	$15	$633

(a)	Included in interest expense for interest rate swap agreements and in revenues for forward currency-exchange contracts in the accompanying consolidated statement of income.

As of December 28, 2013, $281,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements

11.	Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of December 28, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$17,090	$–	$–	$17,090
Forward currency-exchange contracts	$–	$97	$–	$97
Banker's acceptance drafts (a)	$–	$10,765	$–	$10,765
Liabilities:
Forward currency-exchange contracts	$–	$23	$–	$23
Interest rate swap agreement	$–	$773	$–	$773

	Fair Value as of December 29, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$19,768	$–	$–	$19,768
Forward currency-exchange contracts	$–	$29	$–	$29
Banker's acceptance drafts (a)	$–	$9,794	$–	$9,794
Liabilities:
Forward currency-exchange contracts	$–	$173	$–	$173
Interest rate swap agreements	$–	$1,048	$–	$1,048

(a)	Included in accounts receivable in the accompanying consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2013. The Company's financial assets and liabilities carried at fair value comprise cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents include money market funds and bank deposits which are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying amount and fair value of the Company's debt obligations are as follows:

	2013		2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt obligations	$38,010	$38,010	$6,250	$6,250

The carrying amounts of long-term debt obligations approximate fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements

12.	Business Segment and Geographical Information

The Company has combined its operating entities into two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. In classifying operational entities into a particular segment, the Company aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.
The Company's Papermaking Systems segment develops, manufactures, and markets stock-preparation systems and equipment; fluid-handling systems; and doctoring, cleaning, and filtration systems and related consumables for the pulp and paper industry worldwide. Principal products manufactured by this segment include: custom-engineered systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls. The Wood Processing Systems segment designs and manufactures stranders and related equipment used in the production of oriented strand board, an engineered wood panel product used primarily in home construction. This segment also supplies debarking and wood chipping equipment used in the forest products and the pulp and paper industries. The Fiber-based Products business produces biodegradable absorbent granules from papermaking byproducts. These granules are primarily used as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

(In thousands)	2013	2012	2011
Business Segment Information
Revenues by Product Line:
Papermaking Systems:
Stock-Preparation	$122,704	$123,952	$131,914
Doctoring, Cleaning, & Filtration	112,600	104,493	92,333
Fluid-Handling	93,404	92,581	100,618
Papermaking Systems	$328,708	$321,026	$324,865
Wood Processing Systems	4,573	–	–
Fiber-based Products	11,218	10,725	10,595
	$344,499	$331,751	$335,460
Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems (a)	$47,144	$48,618	$50,869
Wood Processing Systems	(382)	–	–
Corporate and Fiber-based Products	(13,459)	(12,174)	(12,159)
Total operating income	33,303	36,444	38,710
Interest expense, net	(277)	(514)	(567)
	$33,026	$35,930	$38,143

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
12.            Business Segment and Geographical Information (continued)

(In thousands)	2013	2012	2011
Total Assets:
Papermaking Systems	$364,102	$347,540	$340,227
Wood Processing Systems	63,493	-	-
Corporate and Fiber-based Products (b)	14,429	10,895	16,496
Total Assets from Continuing Operations	442,024	358,435	356,723
Total Assets from Discontinued Operation	144	513	1,675
	$442,168	$358,948	$358,398
Depreciation and Amortization:
Papermaking Systems	$8,434	$7,903	$7,455
Other	1,341	481	481
	$9,775	$8,384	$7,936
Capital Expenditures:
Papermaking Systems	$5,843	$3,982	$7,751
Other	418	268	279
	$6,261	$4,250	$8,030
Geographical Information
Revenues (c):
United States	$129,131	$128,663	$123,614
China	50,678	53,242	62,615
Other	164,690	149,846	149,231
	$344,499	$331,751	$335,460
Long-lived Assets (d):
United States	$14,118	$13,702	$14,578
China	14,603	15,136	15,789
Other	16,164	10,330	9,728
	$44,885	$39,168	$40,095
Export Revenues Included in United States Revenues Above (e)	$9,685	$20,871	$16,512

(a)	Includes restructuring costs and other expense (income), net, including costs of $0.1 million and $0.3 million in 2013 and 2012, respectively, and income of $1.9 million in 2011 (see Note 8).
(b)	Primarily includes cash and cash equivalents and property, plant, and equipment.
(c)	Revenues are attributed to countries based on customer location.
(d)	Represents property, plant, and equipment, net.
(e)	In general, export revenues are denominated in U.S. dollars.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements

13.	Earnings per Share

Basic and diluted earnings per share were calculated as follows:

(In thousands, except per share amounts)	2013	2012	2011
Amounts Attributable to Kadant:
Income from Continuing Operations	$23,481	$30,880	$33,584
(Loss) Income from Discontinued Operation	(62)	743	(9)
Net Income	$23,419	$31,623	$33,575
Basic Weighted Average Shares	11,153	11,456	12,124
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	187	134	137
Diluted Weighted Average Shares	11,340	11,590	12,261
Basic Earnings per Share:
Continuing Operations	$2.11	$2.70	$2.77
Discontinued Operation	$(0.01)	$0.06	$–
Net Income per Basic Share	$2.10	$2.76	$2.77
Diluted Earnings per Share:
Continuing Operations	$2.07	$2.66	$2.74
Discontinued Operation	$(0.01)	$0.06	$–
Net Income per Diluted Share	$2.07	$2.73	$2.74

Options to purchase 74,300 shares, 150,000 shares, and 67,500 shares of common stock were not included in the computation of diluted earnings per share for 2013, 2012, and 2011, respectively, because the options' exercise prices were greater than the average market price for the common stock and the effect would have been antidilutive. In addition, the dilutive effect of restricted stock units totaling 20,400, 28,500, and 45,700 shares of common stock was not included in the computation of diluted earnings per share in 2013, 2012, and 2011, respectively, as the effect would have been antidilutive or, for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting periods during the year.

14.	Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying consolidated balance sheet, including foreign currency translation adjustments, deferred losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred losses on hedging instruments.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post-Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 29, 2012	$8,124	$(748)	$(9,645)	$(1,046)	$(3,315)
Other comprehensive income (loss) before reclassifications	795	-	2,320	(72)	3,043
Reclassifications from AOCI	–	91	406	485	982
Net current period other comprehensive income	795	91	2,726	413	4,025
Balance at December 28, 2013	$8,919	$(657)	$(6,919)	$(633)	$710

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements
14.            Accumulated Other Comprehensive Items (continued)

Amounts reclassified out of accumulated other comprehensive items were as follows:

(In thousands)	2013	2012	2011	Income Statement Line Item
Pension and Other Post-retirement Plans
Amortization of prior service costs (1)	$(141)	$(85)	$(72)	Selling, General and Administrative
Amortization of actuarial losses (1)	(620)	(683)	(467)	Selling, General and Administrative
Total expense before income taxes	(761)	(768)	(539)
Income tax benefit	264	274	192	Provision for income taxes
	(497)	(494)	(347)
Cash Flow Hedges
Interest rate swap agreements (2)	(374)	(513)	(706)	Interest expense
Forward currency-exchange contracts (2)	(153)	(396)	253	Revenues
Total expense before income taxes	(527)	(909)	(453)
Income tax benefit	42	317	36	Provision for income taxes
	(485)	(592)	(417)
Total Reclassifications	$(982)	$(1,086)	$(764)

(1)	Included in the computation of net periodic pension costs. See Note 3 for additional information.
(2)	See Note 10 for additional information.

Kadant Inc.	2013 Financial Statements
Notes to Consolidated Financial Statements

15.	Unaudited Quarterly Information

2013 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$76,204	$82,165	$91,315	$94,815
Gross Profit	36,026	39,940	40,121	41,617
Amounts Attributable to Kadant:
Income from Continuing Operations	5,313	5,772	6,461	5,935
Loss from Discontinued Operation	(29)	(12)	(14)	(7)
Net Income Attributable to Kadant	$5,284	$5,760	$6,447	$5,928
Basic Earnings per Share:
Continuing Operations	$0.48	$0.52	$0.58	$0.53
Net Income Attributable to Kadant	$0.47	$0.52	$0.58	$0.53
Diluted Earnings per Share:
Continuing Operations	$0.47	$0.51	$0.57	$0.52
Net Income Attributable to Kadant	$0.47	$0.51	$0.57	$0.52

Cash Dividend Declared per Common Share	$0.125	$0.125	$0.125	$0.125

2012 (In thousands, except per share amounts)	First	Second	Third	Fourth
Revenues	$84,113	$82,982	$86,601	$78,055
Gross Profit	38,372	36,298	37,596	33,536
Amounts Attributable to Kadant:
Income from Continuing Operations	7,114	6,546	7,617	9,603
(Loss) Income from Discontinued Operation (a)	(61)	(3)	844	(37)
Net Income Attributable to Kadant	$7,053	$6,543	$8,461	$9,566
Basic Earnings per Share:
Continuing Operations	$0.61	$0.57	$0.67	$0.85
Net Income Attributable to Kadant	$0.61	$0.57	$0.75	$0.85
Diluted Earnings per Share:
Continuing Operations	$0.61	$0.56	$0.66	$0.84
Net Income Attributable to Kadant	$0.60	$0.56	$0.74	$0.83

(a)	Includes a $1.5 million reduction to the estimated liability for the claims under the class action lawsuit in the third quarter of 2012.

16.	Subsequent Event

On December 30, 2013, the Company acquired all of the outstanding shares of a European producer of creping and coating blades for approximately $2,627,000. An additional 1,000,000 euros, or approximately $1,369,000, of contingent consideration is due to the sellers within two years of the closing date if certain conditions are met, as defined in the purchase agreement.

Kadant Inc.
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense (Income)	Accounts Recovered	Accounts Written Off	Currency Translation	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 28, 2013	$2,306	$374	$109	$(152)	$52	$2,689
Year Ended December 29, 2012	$2,308	$(14)	$30	$(56)	$38	$2,306
Year Ended December 31, 2011	$2,185	$1,249	$92	$(1,213)	$(5)	$2,308

Description	Balance at Beginning of Year	Provision Charged to Expense (Income)	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (a)
Year Ended December 28, 2013	$254	$1,843	$(1,394)	$(153)	$550
Year Ended December 29, 2012	$762	$(75)	$(438)	$5	$254
Year Ended December 31, 2011	$433	$408	$(94)	$15	$762
_________________________________
(a)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.