Form 10-Q
period 2014-03-29
KADANT INC
filed 2014-05-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, $.01 par value	11,174,583

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	March 29,	December 28,
(In thousands)	2014	2013

Current Assets:
Cash and cash equivalents	$57,024	$50,032
Restricted cash (Note 1)	162	168
Accounts receivable, less allowances of $2,695 and $2,689 (Note 1)	69,258	70,271
Inventories (Note 1)	61,962	62,805
Unbilled contract costs and fees	1,621	3,679
Other current assets	19,280	19,189
Assets of discontinued operation	137	144
Total Current Assets	209,444	206,288

Property, Plant, and Equipment, at Cost	118,290	117,997
Less: accumulated depreciation and amortization	74,024	73,112
	44,266	44,885

Other Assets	10,687	11,230

Intangible Assets, Gross	77,690	78,223
Less: accumulated amortization	31,998	30,373
	45,692	47,850

Goodwill	134,809	131,915

Total Assets	$444,898	$442,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	March 29,	December 28,
(In thousands, except share amounts)	2014	2013

Current Liabilities:
Current maturities of long-term obligations (Note 6)	$648	$625
Accounts payable	26,172	28,388
Accrued payroll and employee benefits	17,956	19,116
Customer deposits	25,977	28,174
Other current liabilities	26,342	23,286
Liabilities of discontinued operation	213	213
Total Current Liabilities	97,308	99,802

Other Long-Term Liabilities	33,246	33,935

Long-Term Obligations (Note 6)	42,290	38,010

Commitments and Contingencies (Note 13)	–	–

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	94,731	96,809
Retained earnings	251,547	248,170
Treasury stock at cost, 3,449,576 and 3,524,742 shares	(75,544)	(76,339)
Accumulated other comprehensive items (Note 9)	116	710
Total Kadant Stockholders' Equity	270,996	269,496
Noncontrolling interest	1,058	925
Total Stockholders' Equity	272,054	270,421

Total Liabilities and Stockholders' Equity	$444,898	$442,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 29,	March 30,
(In thousands, except per share amounts)	2014	2013

Revenues	$93,367	$76,204

Costs and Operating Expenses:
Cost of revenues	51,187	40,178
Selling, general, and administrative expenses	32,482	26,950
Research and development expenses	1,749	1,704
Restructuring costs (Note 3)	328	–
	85,746	68,832

Operating Income	7,621	7,372

Interest Income	222	109
Interest Expense	(306)	(165)

Income from Continuing Operations Before Provision for Income Taxes	7,537	7,316
Provision for Income Taxes (Note 5)	2,352	1,967

Income from Continuing Operations	5,185	5,349
Loss from Discontinued Operation (net of income tax benefit of $3 and $17 in 2014 and 2013, respectively)	(5)	(29)

Net Income	5,180	5,320

Net Income Attributable to Noncontrolling Interest	(127)	(36)

Net Income Attributable to Kadant	$5,053	$5,284

Amounts Attributable to Kadant:
Income from Continuing Operations	$5,058	$5,313
Loss from Discontinued Operation	(5)	(29)
Net Income Attributable to Kadant	$5,053	$5,284

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$0.45	$0.48
Diluted	$0.45	$0.47

Earnings per Share Attributable to Kadant (Note 4):
Basic	$0.45	$0.47
Diluted	$0.45	$0.47

Weighted Average Shares (Note 4):
Basic	11,132	11,163
Diluted	11,314	11,267

Cash Dividends Declared per Common Share	$0.15	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 29,	March 30,
(In thousands)	2014	2013

Net Income	$5,180	$5,320

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(757)	(3,108)
Pension and Other Post-Retirement Liability Adjustments, net (net of tax provision of $43 and $77 in 2014 and 2013, respectively)	77	137
Deferred Gain on Hedging Instruments (net of tax provision of $49 and $29 in 2014 and 2013, respectively)	92	195
	(588)	(2,776)
Comprehensive Income	4,592	2,544
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(133)	12
Comprehensive Income Attributable to Kadant	$4,459	$2,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 29,	March 30,
(In thousands)	2014	2013

Operating Activities:
Net income attributable to Kadant	$5,053	$5,284
Net income attributable to noncontrolling interest	127	36
Loss from discontinued operation	5	29
Income from continuing operations	5,185	5,349
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,045	1,953
Stock-based compensation expense	1,395	1,269
Provision (benefit) for losses on accounts receivable	85	(158)
Gain on the sale of property, plant, and equipment	(96)	(78)
Other items, net	(197)	(210)
Contributions to pension plan	(270)	(270)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,187	1,092
Unbilled contract costs and fees	2,065	(621)
Inventories	312	(592)
Other current assets	(813)	(829)
Accounts payable	(2,290)	83
Other current liabilities	(3,406)	(7)
Net cash provided by continuing operations	6,202	6,981
Net cash provided by (used in) discontinued operation	1	(106)
Net cash provided by operating activities	6,203	6,875

Investing Activities:
Acquisitions, net of cash acquired	(2,035)	–
Purchases of property, plant, and equipment	(539)	(1,178)
Proceeds from sale of property, plant, and equipment	139	222
Other, net	1	–
Net cash used in continuing operations for investing activities	(2,434)	(956)

Financing Activities:
Proceeds from issuance of long-term obligations	5,354	4,500
Repayments of long-term obligations	(131)	(4,750)
Purchases of Company common stock	(1,918)	(1,334)
Dividends paid	(1,389)	–
Proceeds from issuance of Company common stock	514	337
Other, net	683	303
Net cash provided by (used in) continuing operations for financing activities	3,113	(944)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	110	(1,126)

Increase in Cash and Cash Equivalents from Continuing Operations	6,992	3,849
Cash and Cash Equivalents at Beginning of Period	50,032	54,553
Cash and Cash Equivalents at End of Period	$57,024	$58,402

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share	Common Stock		Capital in Excess of Par	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
amounts)	Shares	Amount	Value	Earnings	Shares	Amount	Items	Interest	Equity

Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967

Net income	–	–	–	5,284	–	–	–	36	5,320

Dividend declared	–	–	–	(1,401)	–	–	–	–	(1,401)

Activity under stock plans	–	–	(2,535)	–	(125,054)	2,651	–	–	116

Tax benefits related to employees' and directors' stock plans	–	–	303	–	–	–	–	–	303

Purchases of Company common stock	–	–	–	–	50,000	(1,334)	–	–	(1,334)

Other comprehensive items	–	–	–	–	–	–	(2,728)	(48)	(2,776)

Balance at March 30, 2013	14,624,159	$146	$93,216	$234,212	3,418,492	$(72,708)	$(6,043)	$1,372	$250,195

Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421

Net income	–	–	–	5,053	–	–	–	127	5,180

Dividend declared	–	–	–	(1,676)	–	–	–	–	(1,676)

Activity under stock plans	–	–	(2,761)	–	(125,166)	2,713	–	–	(48)

Tax benefits related to employees' and directors' stock plans	–	–	683	–	–	–	–	–	683

Purchases of Company common stock	–	–	–	–	50,000	(1,918)	–	–	(1,918)

Other comprehensive items	–	–	–	–	–	–	(594)	6	(588)

Balance at March 29, 2014	14,624,159	$146	$94,731	$251,547	3,449,576	$(75,544)	$116	$1,058	$272,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Kadant Inc. and its subsidiaries' (collectively, "we," Kadant," "the Company," or "the Registrant") continuing operations include two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products.

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

Interim Financial Statements

The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at March 29, 2014 and its results of operations, comprehensive income, cash flows, and stockholders' equity for the three-month periods ended March 29, 2014 and March 30, 2013. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 28, 2013 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC.

Fiscal Year

Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter in the case of the Company's fiscal quarters and on the Saturday closest to December 31 in the case of the Company's fourth fiscal quarter and fiscal year. As a result, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ending January 3, 2015 (fiscal 2014) contains 53 weeks and the Company's fiscal year ending December 28, 2013 (fiscal 2013) contains 52 weeks. Each quarter of fiscal 2014 and 2013 contains 13 weeks, except the fourth quarter of 2014, which will contain 14 weeks.

Critical Accounting Policies

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of goodwill and intangible assets, inventories and pension obligations. A discussion of the application of these and other accounting policies is included in Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$5,610	$–
Cash Paid for Acquired Businesses	(2,709)	–
Liabilities Assumed of Acquired Businesses	$2,901	$–

Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,480	$2,191
Dividends Declared but Unpaid	$1,676	$1,401

Restricted Cash
 As of March 29, 2014 and December 28, 2013, the Company had restricted cash of $162,000 and $168,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by the end of 2014.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $6,947,000 and $10,765,000 at March 29, 2014 and December 28, 2013, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary obtains cash payment on the scheduled maturity date or upon the sale or transfer of the drafts prior to maturity.

Inventories

The components of inventories are as follows:

	March 29,	December 28,
(In thousands)	2014	2013

Raw Materials and Supplies	$21,042	$20,836
Work in Process	20,980	21,051
Finished Goods	19,940	20,918
	$61,962	$62,805

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013

Balance at beginning of period	$4,571	$4,462
Provision	559	291
Usage	(697)	(555)
Currency translation	(9)	(79)
Balance at end of period	$4,424	$4,119

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

Recent Accounting Pronouncements

Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11. Currently, GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company adopted this ASU in the first quarter of 2014, which did not have an impact on its consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Acquisitions

On December 30, 2013, the Company acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2,627,000 in cash, including $674,000 of cash acquired and $53,000 of debt assumed. An additional 1,000,000 euros, or approximately $1,377,000, of contingent consideration is due to the sellers within two years of the closing date if certain conditions are met, as defined in the purchase agreement.

This acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from the date of the acquisition. The Company has made a preliminary fair value assessment of the assets acquired and liabilities assumed, including identifiable intangible assets acquired of $1,800,000, which are being amortized using the straight-line method over 12 years. The excess of the acquisition purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $1,590,000, which is not deductible for tax purposes. The fair values are subject to adjustment upon finalization of the valuation, and therefore the current measurements of intangible assets, acquired goodwill, and assumed assets and liabilities are subject to change.

Pro forma disclosures of the results of operations are not required, as the acquisition is not considered a material business combination as outlined in FASB Accounting Standards Codification 805, "Business Combinations."

The Company recorded acquisition transaction costs of approximately $156,000 in the first three months of 2014 in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. During the first three months of 2014, the Company made a post-closing adjustment payment of $82,000 related to an acquisition completed prior to 2014.

3.            Restructuring Costs
2013 Restructuring Plan
The Company's Papermaking Systems Segment recorded net restructuring costs of $328,000 in the first three months of 2014 related to the 2013 restructuring plan, including additional facility-related costs of $339,000, net of income from a reduction in severance and associated costs of $11,000.

A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
Balance at December 28, 2013	$467	$–	$467
Provision	(11)	339	328
Usage	(206)	(338)	(544)
Currency translation	6	(1)	5
Balance at March 29, 2014	$256	$–	$256

The Company expects to pay the remaining accrued restructuring costs by the end of 2014.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 29,	March 30,
(In thousands, except per share amounts)	2014	2013

Amounts Attributable to Kadant:
Income from Continuing Operations	$5,058	$5,313
Loss from Discontinued Operation	(5)	(29)
Net Income	$5,053	$5,284

Basic Weighted Average Shares	11,132	11,163
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	182	104
Diluted Weighted Average Shares	11,314	11,267

Basic Earnings per Share:
Continuing Operations	$0.45	$0.48
Discontinued Operation	$–	$–
Net Income per Basic Share	$0.45	$0.47

Diluted Earnings per Share:
Continuing Operations	$0.45	$0.47
Discontinued Operation	$–	$–
Net Income per Diluted Share	$0.45	$0.47

Options to purchase approximately 111,000 shares of the Company's common stock for the first quarter of 2013 were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 57,000 and 81,000 shares of common stock for the first quarters of 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

5.	Provision for Income Taxes

The provision for income taxes was $2,352,000 and $1,967,000 in the first quarters of 2014 and 2013, respectively, and represented 31% and 27% of pre-tax income. The effective tax rate of 31% in the first quarter of 2014 was lower than the Company's statutory tax rate primarily due to the release of tax reserves that resulted from the expiration of tax statutes of limitations in jurisdictions outside the U.S. and the distribution of the Company's worldwide earnings. These tax benefits were offset in part by tax expense associated with a reduction in deferred tax assets and an increase in nondeductible expenses. The effective tax rate of 27% in the first quarter of 2013 was lower than the Company's statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. Also, the effective tax rate was lower due to a statutory tax rate change in the Company's overseas operations and the distribution of the Company's worldwide earnings.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Long-Term Obligations

Long-term obligations are as follows:

	March 29,	December 28,
(In thousands)	2014	2013

Revolving Credit Facility, due 2018	$36,640	$32,260
Variable Rate Term Loan, due from 2014 to 2016	6,250	6,375
Other	48	–
Total Long-Term Obligations	42,938	38,635
Less: Current Maturities	(648)	(625)
Long-Term Obligations, less Current Maturities	$42,290	$38,010

The weighted average interest rate for the Company's long-term obligations was 2.54% as of March 29, 2014.

The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash. There was $36,640,000 outstanding under the 2012 Credit Agreement at March 29, 2014.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of March 29, 2014, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of March 29, 2014, the Company had $62,194,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

In the first quarter of 2014, the Company assumed $53,000 of debt as part of an acquisition, of which $48,000 was outstanding at March 29, 2014.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Stock-Based Compensation

Stock-based compensation expense of $1,395,000 and $1,269,000 in the first quarters of 2014 and 2013, respectively, was recognized within selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $8,390,000 at March 29, 2014, and will be recognized over a weighted average period of 1.9 years.

On March 5, 2014, the Company granted to executive officers of the Company performance-based restricted stock units (RSUs), which represented, in aggregate, the right to receive 56,445 shares (the target RSU amount), subject to adjustment, with a grant date fair value of $38.81 per share. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2014 fiscal year, which is a specified target for adjusted EBITDA generated from continuing operations for the 2014 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2014 fiscal year, all performance-based RSUs will be forfeited. In the first quarter of 2014, the Company recognized compensation expense based on the probable number of performance-based RSUs expected to vest, which was 100% of the target RSU amount. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2015, 2016, and 2017, provided that the executive officer is employed by the Company on the applicable vesting dates. In March 2014, the Company also granted time-based RSUs representing 85,122 shares to its executive officers, employees, and non-employee directors.

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

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
	March 29, 2014		March 30, 2013
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$213	$69	$263	$53
Interest cost	321	72	301	70
Expected return on plan assets	(370)	(12)	(381)	(13)
Recognized net actuarial loss	79	9	151	21
Amortization of prior service cost	14	21	14	21
Net periodic benefit cost	$257	$159	$348	$152

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.79%	4.23%	3.89%	3.92%
Expected long-term return on plan assets	5.75%	–	5.75%	–
Rate of compensation increase	3.50%	3.19%	3.50%	3.67%

The Company made cash contributions of $270,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first quarter of 2014 and expects to make cash contributions of $810,000 over the remainder of 2014. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

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

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 28, 2013	$8,919	$(657)	$(6,919)	$(633)	$710
Other comprehensive (loss) income before reclassifications	(763)	–	(3)	38	(728)
Reclassifications from AOCI	–	22	58	54	134
Net current period other comprehensive (loss) income	(763)	22	55	92	(594)
Balance at March 29, 2014	$8,156	$(635)	$(6,864)	$(541)	$116

Balance at December 29, 2012	$8,124	$(748)	$(9,645)	$(1,046)	$(3,315)
Other comprehensive (loss) income before reclassifications	(3,060)	2	–	(47)	(3,105)
Reclassifications from AOCI	–	22	113	242	377
Net current period other comprehensive (loss) income	(3,060)	24	113	195	(2,728)
Balance at March 30, 2013	$5,064	$(724)	$(9,532)	$(851)	$(6,043)

Amounts reclassified out of accumulated other comprehensive items are as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013	Statement of Income Line Item
Pension and Other Post-retirement Plans: (1)
Amortization of prior service cost	$(35)	$(35)	Selling, general, and administrative expenses
Amortization of actuarial losses	(88)	(172)	Selling, general, and administrative expenses
Total expense before income taxes	(123)	(207)
Income tax benefit	43	72	Provision for income taxes
	(80)	(135)
Cash Flow Hedges: (2)
Interest rate swap agreements	(84)	(106)	Interest expense
Forward currency-exchange contracts	–	(43)	Revenues
Total expense before income taxes	(84)	(149)
Income tax benefit (provision)	30	(93)	Provision for income taxes
	(54)	(242)
Total reclassifications	$(134)	$(377)

(1)	Included in the computation of net periodic benefit costs. See Note 8 for additional information.
(2)	See Note 10 for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Derivatives

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

Accounting Standards Codification 815, "Derivatives and Hedging," requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of accumulated other comprehensive items. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge are recorded in the condensed consolidated statement of income.

Interest Rate Swaps

The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding variable rate term loan from a floating to a fixed rate of interest. The swap agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value for this instrument as of March 29, 2014, is included in other long-term liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreement to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreement is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, and a minimum consolidated interest coverage ratio of 3 to 1. As of March 29, 2014, the Company was in compliance with these covenants. The unrealized loss of $690,000 as of March 29, 2014, represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.
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

The Company recognized a gain of $36,000 and a loss of $2,000 in the first quarters of 2014 and 2013, respectively, included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		March 29, 2014		December 28, 2013
Balance Sheet		Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$44	$840	$–	$–
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(8)	$500	$(22)	$1,340
Interest rate swap agreement	Other Long-Term Liabilities	$(690)	$6,250	$(773)	$6,375

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$–	$–	$97	$1,419
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$–	$–	$(1)	$288

(a)	See Note 11 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first three months of 2014.

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended March 29, 2014:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 28, 2013	$(618)	$(15)	$(633)
Loss reclassified to earnings	54	–	54
Gain recognized in OCI	–	38	38
Unrealized (loss) gain, net of tax, at March 29, 2014	$(564)	$23	$(541)

As of March 29, 2014, $237,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

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

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of March 29, 2014
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$15,665	$–	$–	$15,665
Banker's acceptance drafts (a)	$–	$6,947	$–	$6,947
Forward currency-exchange contracts	$–	$44	$–	$44

Liabilities:
Forward currency-exchange contracts	$–	$8	$–	$8
Interest rate swap agreement	$–	$690	$–	$690
Contingent consideration (b)	$–	$–	$1,377	$1,377

	Fair Value as of December 28, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$17,090	$–	$–	$17,090
Banker's acceptance drafts (a)	$–	$10,765	$–	$10,765
Forward currency-exchange contracts	$–	$97	$–	$97

Liabilities:
Forward currency-exchange contracts	$–	$23	$–	$23
Interest rate swap agreement	$–	$773	$–	$773

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(b)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2014. The Company's financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker's acceptance drafts approximates their fair value due to their short-term nature. The fair values of the Company's interest rate swap agreement are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreement are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration is based on the present value of the estimated future cash flows.

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	March 29, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$42,290	$42,290	$38,010	$38,010

The carrying value of long-term debt obligations approximates fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Business Segment Information

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

	Three Months Ended
	March 29,	March 30,
(In thousands)	2014	2013

Revenues:
Papermaking Systems	$78,184	$72,397
Wood Processing Systems	11,273	–
Fiber-based Products	3,910	3,807
	$93,367	$76,204

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$9,410	$9,944
Wood Processing Systems	1,354	–
Corporate and Fiber-based Products (a)	(3,143)	(2,572)
Total Operating Income	7,621	7,372
Interest Expense, Net	(84)	(56)
	$7,537	$7,316

Capital Expenditures:
Papermaking Systems	$517	$1,172
Other	22	6
	$539	$1,178

(a) Corporate primarily includes general and administrative expenses.

13.	Contingencies and Litigation

Right of Recourse

 In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of March 29, 2014 and December 28, 2013, the Company had $3,821,000 and $5,688,000, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Overview

Company Background
We are a leading global supplier of equipment used in process industries, including papermaking, paper recycling, and oriented strand board (OSB), an engineered wood panel product used primarily in home construction. In addition, we manufacture granules made from papermaking byproducts. We have a large customer base that includes most of the world's major paper and OSB manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business.

Our continuing operations are comprised of two reportable operating segments: Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, and process industries. Through our Wood Processing Systems segment, we design, manufacture, and market stranders and related equipment used in the production of OSB, and sell debarking and wood chipping equipment used in the forest products and the pulp and paper industries. Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

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

In the first quarter of 2014, our Papermaking Systems segment acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2.6 million in cash, including $0.7 million of cash acquired. An additional 1 million euros, or approximately $1.4 million, of contingent consideration is due to the sellers within two years of the closing date if certain conditions are met, as defined in the purchase agreement.

Wood Processing Systems Segment
Our principal wood-processing products include:
-	Stranders: disc and ring stranders that cut trees into strands for OSB production;
-	Rotary Debarkers: rotary debarkers that employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species; and
-	Chippers: disc, drum, and veneer chippers that are high quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, sawmill, and planer mill sites.

KADANT INC.

Overview (continued)

Fiber-based Products
We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.
International Sales
During the first quarters of 2014 and 2013, approximately 51% and 58%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial position depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2013 that warrant disclosure.

Industry and Business Outlook
Our products are primarily sold in global process industries, including papermaking, paper recycling, and OSB. Our bookings increased to $115 million in the first quarter of 2014, including $16 million from acquisitions, compared to $90 million in the first quarter of 2013. The paper industry in North America has remained relatively stable in the first quarter of 2014 with good performance in some grades, such as containerboard, while printing, writing and newsprint grades continue to decline. Operating rates in the relatively strong containerboard sector were healthy at 95% in the first quarter of 2014. Our bookings in North America were $70 million in the first quarter of 2014, up 60% sequentially and 61% compared to the first quarter of 2013. The European market is showing signs of improvement compared to prior quarters, although the outlook is tempered by the political uncertainty in the Ukraine and its potential effect on the European and Russian economies. Our bookings in Europe were $25 million in the first quarter of 2014, up 27% sequentially, but down 9% compared to the first quarter of 2013. In China, we are seeing active project activity, despite the sluggish economic environment. Our bookings in China were $9 million in the first quarter of 2014, up 5% sequentially, but down 22% compared to the first quarter of 2013. In South America, the weakness in the overall economy, particularly in Brazil, has tempered economic activity. That said, demand for containerboard and tissue in Brazil is expected to grow over the next five years. Our bookings in South America benefited from our acquisition of our Brazilian licensee in 2013, increasing to $6 million in the first quarter of 2014 compared to $3 million in the first quarter of 2013. Sequentially, our bookings in South America were down 11%.

We expect to achieve GAAP (generally accepted accounting principles) diluted earnings per share (EPS) from continuing operations of $0.66 to $0.68 in the second quarter of 2014, including $0.04 of expense associated with the amortization of acquired profit in inventory and backlog, on revenues of $104 to $106 million. For the full year, we expect revenues of $410 to $420 million, revised from our previous guidance of $405 to $415 million. We expect to achieve GAAP diluted EPS from continuing operations of $2.60 to $2.70 in 2014, which includes $0.17 of expense associated with the amortization of acquired profit in inventory and backlog.

KADANT INC.

Results of Operations

First Quarter 2014 Compared With First Quarter 2013

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2014 and 2013. The results of operations for the fiscal quarter ended March 29, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	March 29,	March 30,
	2014	2013

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	53
Selling, general, and administrative expenses	35	35
Research and development expenses	2	2
Restructuring costs	–	–
	92	90

Operating Income	8	10

Interest Income	–	–
Interest Expense	–	–

Income from Continuing Operations Before Provision for Income Taxes	8	10
Provision for Income Taxes	2	3

Income from Continuing Operations	6%	7%

Revenues
Revenues for the first quarters of 2014 and 2013 are as follows:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2014	2013

Revenues:
Papermaking Systems	$78,184	$72,397
Wood Processing Systems	11,273	–
Fiber-based Products	3,910	3,807
	$93,367	$76,204

Papermaking Systems Segment. Revenues increased $5.8 million, or 8%, to $78.2 million in the first quarter of 2014 from $72.4 million in the first quarter of 2013 primarily due to the inclusion of $7.6 million in revenues from acquisitions and a $0.5 million increase from the favorable effects of currency translation, offset in part by a decrease in revenues in our Stock-Preparation product line, excluding acquisitions.

Wood Processing Systems Segment. Revenues of $11.3 million in the first quarter of 2014 are from our acquisition of Kadant Carmanah Design (Carmanah) in November 2013.

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2014 and 2013, and the changes in revenues by product line between the first quarters of 2014 and 2013 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first quarter of 2014 revenues in local currency into U.S. dollars at the first quarter of 2013 exchange rates, and then comparing this result to the actual revenues in the first quarter of 2013. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
	Three Months Ended		Increase Excluding Effect of
(In millions)	March 29, 2014	March 30, 2013	Increase	Currency Translation

Papermaking Systems Product Lines:
Doctoring, Cleaning, & Filtration	$27.0	$25.9	$1.1	$1.0
Stock-Preparation	26.2	23.0	3.2	2.8
Fluid-Handling	25.0	23.5	1.5	1.5
	$78.2	$72.4	$5.8	$5.3

Revenues from our Doctoring, Cleaning, & Filtration product line in the first quarter of 2014 increased $1.0 million, or 4%, excluding a $0.1 million favorable effect of currency translation, compared to the prior year period. This increase was primarily due to the inclusion of $1.9 million in revenues from acquisitions, offset in part by a decrease in demand for our capital products at our European operations. Revenues in our Stock-Preparation product line in the first quarter of 2014 increased $2.8 million, or 12%, excluding a $0.4 million favorable effect of currency translation, compared to the first quarter of 2013. This increase was primarily due to the inclusion of $5.7 million of revenues from acquisitions, offset in part by a decrease in demand for our products at our European and Chinese operations. Revenues from our Fluid-Handling product line in the first quarter of 2014 increased $1.5 million, or 6%, compared to the prior year period primarily due to increased demand for our products at our North American operations.

Gross Profit Margin
Gross profit margins for the first quarters of 2014 and 2013 are as follows:

	Three Months Ended
	March 29,	March 30,
	2014	2013

Gross Profit Margin:
Papermaking Systems	47.5%	46.9%
Wood Processing Systems	28.3	–
Fiber-based Products	46.7	54.7
	45.2%	47.3%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 47.5% in the first quarter of 2014 from 46.9% in the first quarter of 2013. The increase in the gross profit margin in the Papermaking Systems segment resulted from higher gross profit margins for our parts and consumables products, particularly in our Stock-Preparation product line.

Wood Processing Systems Segment. The relatively low gross profit margin of 28.3% in our Wood Processing Systems segment in the first quarter of 2014 was primarily due to the inclusion of $1.6 million of expense related to the amortization of acquired profit in inventory. We expect the acquired profit in inventory to be fully amortized by the second quarter of 2014.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 46.7% in the first quarter of 2014 from 54.7% in the first quarter of 2013 primarily due to the higher cost of natural gas used in the production process.

KADANT INC.

Results of Operations (continued)

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues were 35% in both the first quarters of 2014 and 2013. Selling, general, and administrative expenses increased $5.5 million, or 21%, to $32.5 million in the first quarter of 2014 from $27.0 million in the first quarter of 2013 primarily due to the inclusion of $4.9 million of operating, due diligence, and other expenses from acquisitions and a $0.3 million increase from the unfavorable effects of foreign currency translation.

Total stock-based compensation expense was $1.4 million and $1.3 million in the first quarters of 2014 and 2013, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.7 million in both the first quarters of 2014 and 2013, and represented 2% of revenues in both periods.

Restructuring Costs
Restructuring costs were $0.3 million in the first quarter of 2014 due to additional costs related to our 2013 restructuring plan.

Interest Income
Interest income increased to $0.2 million in the first quarter of 2014 from $0.1 million in the first quarter of 2013 primarily due to higher average interest rates in the first quarter of 2014.

Interest Expense
Interest expense increased to $0.3 million in the first quarter of 2014 from $0.2 million in the first quarter of 2013 primarily due to higher average outstanding borrowings in the first quarter of 2014.

Provision for Income Taxes
Our provision for income taxes was $2.4 million and $2.0 million in the first quarters of 2014 and 2013, respectively, and represented 31% and 27% of pre-tax income. The effective tax rate of 31% in the first quarter of 2014 was lower than our statutory tax rate primarily due to the release of tax reserves that resulted from the expiration of tax statutes of limitations in jurisdictions outside of the U.S. and the distribution of our worldwide earnings. These tax benefits were offset in part by tax expense associated with a reduction in deferred tax assets and an increase in nondeductible expenses. The effective tax rate of 27% in the first quarter of 2013 was lower than our statutory rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. Also, the effective tax rate was lower due to a statutory tax rate change in our overseas operations and the distribution of our worldwide earnings. We expect our effective tax rate in 2014 will increase compared to 2013, including increases related to the U.S. tax cost of foreign earnings and research and development tax credits, both due to U.S. tax legislation that expired at the end of 2013, and the reversal of valuation allowances in 2013. These increases will be partially offset by tax benefits related to the reversal of certain tax reserves and a decrease in nondeductible expenses.

Income from Continuing Operations
Income from continuing operations decreased $0.1 million to $5.2 million in the first quarter of 2014 from $5.3 million in the first quarter of 2013. This decrease was primarily due to an increase in our operating income offset by an increase in our provision for income taxes (see Revenues, Operating Expenses, and Provision for Income Taxes discussed above).

Loss from Discontinued Operation
Loss from the discontinued operation was $5 thousand and $29 thousand in the first quarter of 2014 and 2013, respectively.
Recent Accounting Pronouncements
Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11. Currently, GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. We adopted this ASU in the first quarter of 2014, which did not have an impact on our consolidated financial statements.

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital was $112.1 million at March 29, 2014, compared with $106.5 million at December 28, 2013. Included in working capital are cash and cash equivalents of $57.0 million and $50.0 million at March 29, 2014 and December 28, 2013, respectively. At March 29, 2014, $50.9 million of cash and cash equivalents were held by our foreign subsidiaries.

First Quarter 2014
Our operating activities provided cash of $6.2 million in the first quarter of 2014. Working capital used cash of $2.9 million in the first quarter of 2014, including $3.4 million for other current liabilities related primarily to incentive payments and $2.3 million for accounts payable. These uses of cash were offset in part by cash provided by decreases in accounts receivable and unbilled contract cost and fees of $1.2 million and $2.1 million, respectively, due to the timing of billings.

Our investing activities used cash of $2.4 million in the first quarter of 2014, including $2.0 million for acquisition consideration and $0.5 million to purchase property, plant, and equipment.

Our financing activities provided cash of $3.1 million in the first quarter of 2014. We received cash of $5.4 million in the first quarter of 2014 from borrowings under the 2012 Credit Agreement and $0.5 million from the issuance of our common stock, offset in part by $1.9 million paid to repurchase our common stock on the open market and $1.4 million of cash dividends paid to stockholders.

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

Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and as amended on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. There were $36.6 million of borrowings outstanding under the 2012 Credit Agreement at March 29, 2014, of which $18.8 million was repaid in April 2014.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of March 29, 2014, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

KADANT INC.

Liquidity and Capital Resources (continued)

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of March 29, 2014, the remaining balance on the 2006 Commercial Real Estate Loan was $6.3 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) three-month LIBOR plus a .75% margin.

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
Interest Rate Swap Agreement
We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of March 29, 2014, the interest rate swap agreement had an unrealized loss of $0.7 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the 2006 Swap Agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $0.7 million associated with the swap agreement as of March 29, 2014, represents the estimated amount that we would pay to the counterparty in the event of an early termination.
Additional Liquidity and Capital Resources
On November 4, 2013, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. Through March 29, 2014, we had repurchased 100,000 shares of our common stock for $3.8 million under this authorization.

We paid quarterly cash dividends totaling $1.4 million in the first quarter of 2014. On March 3, 2014, our board of directors approved a quarterly cash dividend of $0.15 per outstanding share of our common stock, or approximately $1.7 million, which was paid on May 7, 2014. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.
In the first quarter of 2014, we acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2.6 million in cash, including $0.7 million of cash acquired. An additional 1 million euros, or approximately $1.4 million, of contingent consideration is due to the sellers within two years of the closing date if certain conditions are met, as defined in the purchase agreement.
It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through March 29, 2014, we have not provided for U.S. income taxes on approximately $151.3 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $2.1 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $8 to $9 million during the remainder of 2014 for property, plant, and equipment.

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

KADANT INC.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2013 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2014. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 29, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business is dependent on worldwide and local economic conditions as well as the condition of process industries.
We sell products worldwide to global process industries, primarily papermaking, paper recycling, and OSB, which can be cyclical. Generally, the financial condition of process industries corresponds to general worldwide and regional economic conditions, as well as to a number of other factors. A significant portion of our revenues are from customers based in Europe and China. Economic downturns and uncertainty in Europe, including recent uncertainties in Russia, can adversely affect our revenues and bookings in Europe. In addition, slowing economic growth rates in China can adversely affect our business. The timing for the addition of new capacity in the paper markets in China remains uncertain and is highly dependent on the markets' ability to absorb existing capacity. Uncertainties in the global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products, and as a consequence, our products and services, especially our capital equipment systems and products, and our financial results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other process industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in process industries, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
Our financial performance will be negatively impacted if there are delays in customers securing financing or our customers become unable to secure such financing, due to any number of factors including a tightening of monetary policy. Recently, financing has become a significant problem for customers in Russia, and has caused us to delay the booking of some pending orders. The inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, which are required in some cases to guarantee performance, during periods of economic uncertainty.
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

KADANT INC.

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
During the first quarters of 2014 and 2013, approximately 51% and 58%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate multiple manufacturing operations worldwide, including operations in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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
Some of the markets in which we compete are mature and have lower growth rates. We pursue a number of strategies to improve our internal growth, including:
–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities;
–	focusing on parts and consumables sales;
–	using low-cost manufacturing bases, such as China and Mexico;
–	allocating research and development funding to products with higher growth prospects;
–	developing new applications for our technologies;
–	combining sales and marketing operations in appropriate markets to compete more effectively;
–	finding new markets for our products; and
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth of product offerings.
We may not be able to successfully implement these strategies and these strategies may not result in the expected growth of our business.

KADANT INC.

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
We entered into a five year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. We have borrowed amounts under the 2012 Credit Agreement and under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:
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
Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of March 29, 2014, a portion of our outstanding floating rate debt was hedged through an interest rate swap agreement entered into in 2006. The unrealized loss associated with this swap agreement was $0.7 million as of March 29, 2014. This unrealized loss represents the estimated amount for which the swap agreement could be settled. The counterparty to the swap agreement could demand an early termination of the swap agreement if we were in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we were unable to cure the default. If this swap agreement were to be terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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
We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as Resource Information Systems Inc., Forest Economic Advisors, and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information, and with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which such information is based. Forecasted and other forward-looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

KADANT INC.

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
We operate a geographically dispersed business and rely on the electronic storage and transmission of proprietary and confidential information, including technical and financial information, among our operations, customers and suppliers. In addition, for some of our operations, we rely on information systems controlled by third parties. As part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. System failures, network disruptions and breaches of data security could limit our ability to conduct business as usual, including our ability to communicate and transact business with our customers and suppliers; result in the loss or misuse of this information, the loss of business or customers, or damage to our brand or reputation; or interrupt or delay reporting our financial results. Such system failures or unauthorized access could be caused by external theft or attack, misconduct by our employees, suppliers, or competitors, or natural disasters. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Our share price fluctuates and experiences price and volume volatility.
Stock markets in general and our common stock in particular experienced significant price and volume volatility during the 2008 to 2009 economic recession and in the second half of 2011, and may experience significant price and volume volatility from time to time in the future. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:
–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer, particularly in Asia, to comply with an order's contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the process industries we serve,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors' announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	changes in the estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, or expenses,
–	the impact of acquisition accounting, including the treatment of acquisition and restructuring costs as period costs,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the first quarter of 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
12/29/13 – 1/31/14	–	–	–	$18,113,497
2/1/14 – 2/28/14	–	–	–	$18,113,497
3/1/14 – 3/29/14	50,000	$38.35	50,000	$16,195,995
Total:	50,000	$38.35	50,000

(1)
On November 4, 2013, we announced that our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the first quarter of 2014, we repurchased 50,000 shares of our common stock for $1.9 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May, 2014.

KADANT INC.

/s/ Thomas M. O'Brien
Thomas M. O'Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards on or after March 5, 2014.

10.2	Form of Time-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards on or after March 5, 2014.

10.3	Amended and Restated 2006 Equity Incentive Plan of the Registrant effective as of March 6, 2014.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at March 29, 2014 and December 28, 2013, (ii) Condensed Consolidated Statement of Income for the three months ended March 29, 2014 and March 30, 2013, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended March 29, 2014 and March 30, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2014 and March 30, 2013, (v) Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 29, 2014 and March 30, 2013, and (vi) Notes to Condensed Consolidated Financial Statements.