Form 10-Q
period 2014-06-28
KADANT INC
filed 2014-08-06
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2014
Common Stock, $.01 par value	10,928,698

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	June 28,	December 28,
(In thousands)	2014	2013

Current Assets:
Cash and cash equivalents	$37,510	$50,032
Restricted cash (Note 1)	167	168
Accounts receivable, less allowances of $2,486 and $2,689 (Note 1)	67,233	70,271
Inventories (Note 1)	60,087	62,805
Unbilled contract costs and fees	3,344	3,679
Other current assets	19,893	19,189
Assets of discontinued operation	130	144
Total Current Assets	188,364	206,288

Property, Plant, and Equipment, at Cost	119,035	117,997
Less: accumulated depreciation and amortization	75,156	73,112
	43,879	44,885

Other Assets	10,894	11,230

Intangible Assets, Gross	79,691	78,223
Less: accumulated amortization	33,386	30,373
	46,305	47,850

Goodwill	134,098	131,915

Total Assets	$423,540	$442,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	June 28,	December 28,
(In thousands, except share amounts)	2014	2013

Current Liabilities:
Current maturities of long-term obligations (Note 6)	$625	$625
Accounts payable	29,254	28,388
Accrued payroll and employee benefits	16,385	19,116
Customer deposits	21,187	28,174
Other current liabilities	23,435	23,286
Liabilities of discontinued operation	213	213
Total Current Liabilities	91,099	99,802

Other Long-Term Liabilities	33,809	33,935

Long-Term Obligations (Note 6)	27,569	38,010

Commitments and Contingencies (Note 13)	–	–

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	95,998	96,809
Retained earnings	257,766	248,170
Treasury stock at cost, 3,695,461 and 3,524,742 shares	(84,665)	(76,339)
Accumulated other comprehensive items (Note 9)	642	710
Total Kadant Stockholders' Equity	269,887	269,496
Noncontrolling interest	1,176	925
Total Stockholders' Equity	271,063	270,421

Total Liabilities and Stockholders' Equity	$423,540	$442,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	June 28,	June 29,
(In thousands, except per share amounts)	2014	2013

Revenues	$104,835	$82,165

Costs and Operating Expenses:
Cost of revenues	59,753	42,225
Selling, general, and administrative expenses	31,588	29,445
Research and development expenses	1,392	1,852
Restructuring costs and other income, net	66	218
	92,799	73,740

Operating Income	12,036	8,425

Interest Income	82	142
Interest Expense	(250)	(231)

Income from Continuing Operations Before Provision for Income Taxes	11,868	8,336
Provision for Income Taxes	3,870	2,492

Income from Continuing Operations	7,998	5,844
Loss from Discontinued Operation (net of income tax benefit of $5 and $8)	(9)	(12)

Net Income	7,989	5,832

Net Income Attributable to Noncontrolling Interest	(131)	(72)

Net Income Attributable to Kadant	$7,858	$5,760

Amounts Attributable to Kadant:
Income from Continuing Operations	$7,867	$5,772
Loss from Discontinued Operation	(9)	(12)
Net Income Attributable to Kadant	$7,858	$5,760

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$0.71	$0.52
Diluted	$0.70	$0.51

Earnings per Share Attributable to Kadant (Note 4):
Basic	$0.71	$0.52
Diluted	$0.70	$0.51

Weighted Average Shares (Note 4):
Basic	11,049	11,178
Diluted	11,246	11,331

Cash Dividends Declared per Common Share	$0.15	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	June 28,	June 29,
(In thousands, except per share amounts)	2014	2013

Revenues	$198,202	$158,369

Costs and Operating Expenses:
Cost of revenues	110,940	82,403
Selling, general, and administrative expenses	64,070	56,395
Research and development expenses	3,141	3,556
Restructuring costs and other income, net (Note 3)	394	218
	178,545	142,572

Operating Income	19,657	15,797

Interest Income	304	251
Interest Expense	(556)	(396)

Income from Continuing Operations Before Provision for Income Taxes	19,405	15,652
Provision for Income Taxes (Note 5)	6,222	4,459

Income from Continuing Operations	13,183	11,193
Loss from Discontinued Operation (net of income tax benefit of $8 and $25)	(14)	(41)

Net Income	13,169	11,152

Net Income Attributable to Noncontrolling Interest	(258)	(108)

Net Income Attributable to Kadant	$12,911	$11,044

Amounts Attributable to Kadant:
Income from Continuing Operations	$12,925	$11,085
Loss from Discontinued Operation	(14)	(41)
Net Income Attributable to Kadant	$12,911	$11,044

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$1.17	$0.99
Diluted	$1.15	$0.98

Earnings per Share Attributable to Kadant (Note 4):
Basic	$1.16	$0.99
Diluted	$1.14	$0.98

Weighted Average Shares (Note 4):
Basic	11,091	11,170
Diluted	11,280	11,299

Cash Dividends Declared per Common Share	$0.30	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013

Net Income	$7,989	$5,832	$13,169	$11,152

Other Comprehensive Items:
Foreign Currency Translation Adjustment	579	(381)	(178)	(3,489)
Pension and Other Post-Retirement Liability Adjustments (net of tax of $18 and $61 in the three and six months ended June 28, 2014, respectively, and $63 and $140 in the three and six months ended June 29, 2013, respectively)	33	120	110	257
Deferred (Loss) Gain on Hedging Instruments (net of tax of $3 and $52 in the three and six months ended June 28, 2014, respectively, and $51 and $80 in the three and six months ended June 29, 2013, respectively)	(99)	94	(7)	289
	513	(167)	(75)	(2,943)
Comprehensive Income	8,502	5,665	13,094	8,209
Comprehensive Income Attributable to Noncontrolling Interest	(118)	(97)	(251)	(85)
Comprehensive Income Attributable to Kadant	$8,384	$5,568	$12,843	$8,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 28,	June 29,
(In thousands)	2014	2013

Operating Activities:
Net income attributable to Kadant	$12,911	$11,044
Net income attributable to noncontrolling interest	258	108
Loss from discontinued operation	14	41
Income from continuing operations	13,183	11,193
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,874	4,428
Stock-based compensation expense	2,811	2,558
Recovery of losses on accounts receivable	(29)	(193)
Gain on the sale of property, plant, and equipment	(122)	(1,862)
Other items, net	308	10
Contributions to pension plan	(540)	(540)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,461	1,225
Unbilled contract costs and fees	299	1,781
Inventories	2,309	(6,852)
Other current assets	(753)	(451)
Accounts payable	874	2,715
Other current liabilities	(12,480)	4,059
Net cash provided by continuing operations	15,195	18,071
Net cash used in discontinued operation	(1)	(173)
Net cash provided by operating activities	15,194	17,898

Investing Activities:
Acquisitions, net of cash acquired	(2,770)	(14,209)
Purchases of property, plant, and equipment	(1,442)	(2,572)
Proceeds from sale of property, plant, and equipment	171	3,309
Other, net	-	849
Net cash used in continuing operations for investing activities	(4,041)	(12,623)

Financing Activities:
Proceeds from issuance of long-term obligations	11,401	18,900
Repayments of long-term obligations	(21,724)	(9,750)
Purchases of Company common stock	(11,250)	(2,715)
Dividends paid	(3,064)	(1,401)
Proceeds from issuance of Company common stock	557	337
Change in restricted cash	1	(165)
Other, net	703	311
Net cash (used in) provided by continuing operations for financing activities	(23,376)	5,517

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(299)	(1,023)

(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(12,522)	9,769
Cash and Cash Equivalents at Beginning of Period	50,032	54,553
Cash and Cash Equivalents at End of Period	$37,510	$64,322

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share	Common Stock		Capital in Excess of Par	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
amounts)	Shares	Amount	Value	Earnings	Shares	Amount	Items	Interest	Equity

Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967

Net income	–	–	–	11,044	–	–	–	108	11,152

Dividends declared	–	–	–	(2,796)	–	–	–	–	(2,796)

Activity under stock plans	–	–	(1,379)	–	(131,304)	2,784	–	–	1,405

Tax benefits related to employees' and directors' stock plans	–	–	312	–	–	–	–	–	312

Purchases of Company common stock	–	–	–	–	100,000	(2,715)	–	–	(2,715)

Other comprehensive items	–	–	–	–	–	–	(2,920)	(23)	(2,943)

Balance at June 29, 2013	14,624,159	$146	$94,381	$238,577	3,462,242	$(73,956)	$(6,235)	$1,469	$254,382

Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421

Net income	–	–	–	12,911	–	–	–	258	13,169

Dividends declared	–	–	–	(3,315)	–	–	–	–	(3,315)

Activity under stock plans	–	–	(1,514)	–	(134,416)	2,924	–	–	1,410

Tax benefits related to employees' and directors' stock plans	–	–	703	–	–	–	–	–	703

Purchases of Company common stock	–	–	–	–	305,135	(11,250)	–	–	(11,250)

Other comprehensive items	–	–	–	–	–	–	(68)	(7)	(75)

Balance at June 28, 2014	14,624,159	$146	$95,998	$257,766	3,695,461	$(84,665)	$642	$1,176	$271,063

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

Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking, paper recycling, and process industries. The Company's principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls.

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at June 28, 2014 and its results of operations and comprehensive income for the three and six month periods ended June 28, 2014 and June 29, 2013, and its cash flows and stockholders' equity for the six month periods ended June 28, 2014 and June 29, 2013. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 28, 2013 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC.

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for the Company's fiscal quarters and on the Saturday closest to December 31 for the Company's fourth fiscal quarter and fiscal year. As a result, a 53rd week is added to the Company's fiscal year every five or six years.  In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ending January 3, 2015 (fiscal 2014) contains 53 weeks and the Company's fiscal year ending December 28, 2013 (fiscal 2013) contains 52 weeks. Each quarter of fiscal 2014 and 2013 contains 13 weeks, except the fourth quarter of 2014, which will contain 14 weeks.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$5,602	$22,812
Cash Paid for Acquired Businesses	(3,444)	(15,332)
Liabilities Assumed of Acquired Businesses	$2,158	$7,480

Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,718	$2,353
Dividends Declared but Unpaid	$1,640	$1,395

Restricted Cash
As of June 28, 2014 and December 28, 2013, the Company had restricted cash of $167,000 and $168,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by the end of 2014.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $9,267,000 and $10,765,000 at June 28, 2014 and December 28, 2013, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary obtains cash payment on the scheduled maturity date or upon the sale or transfer of the drafts prior to maturity.

Inventories
The components of inventories are as follows:

	June 28,	December 28,
(In thousands)	2014	2013

Raw Materials and Supplies	$22,368	$20,836
Work in Process	16,587	21,051
Finished Goods	21,132	20,918
	$60,087	$62,805

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013

Balance at beginning of period	$4,571	$4,462
Provision	1,284	505
Usage	(1,600)	(996)
Acquired	–	138
Currency translation	(6)	(44)
Balance at end of period	$4,249	$4,065

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.            Nature of Operations and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for the Company beginning in fiscal 2015. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for the Company beginning in fiscal 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification (ASC) 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The new guidance is effective for the Company beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.	Acquisitions

On December 30, 2013, the Company acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2,627,000 in cash, including $674,000 of cash acquired and $53,000 of debt assumed. An additional 1,000,000 euros, or approximately $1,362,000, of contingent consideration is due to the sellers within two years of the closing date if certain conditions are met, as defined in the purchase agreement.

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

Pro forma disclosures of the results of operations are not required, as the acquisition is not considered a material business combination as outlined in FASB ASC 805, "Business Combinations."

During the first six months of 2014, the Company made post-closing adjustment payments of $817,000 related to acquisitions completed prior to 2014.

3.            Restructuring Costs and Other Income, Net

2013 Restructuring Plan
In 2013 and the first six months of 2014, the Company recorded restructuring costs totaling $2,237,000 related to its 2013 restructuring plan, including severance costs of $1,158,000 associated with the reduction of 22 employees in Brazil and severance costs of $497,000 associated with the reduction of 25 employees in Sweden. Also included in total restructuring costs were facility-related costs of $582,000. These actions were taken to streamline the Company's operations as a result of the acquisitions of Companhia Brasileira de Tecnologia Industrial (CBTI) and certain assets of the Noss Group in 2013. These restructuring charges all occurred in the Papermaking Systems segment.

Included in these restructuring costs were $394,000 of restructuring costs recorded in the first six months of 2014, including facility-related costs of $405,000, net of income from a reduction in severance and associated costs of $11,000 in Sweden.

Also included in these restructuring costs were $1,958,000 of restructuring costs recorded in the first six months of 2013, including $1,330,000 associated with severance and associated costs in Brazil and $628,000 related to severance and associated costs in Sweden.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3.            Restructuring Costs and Other Income, Net (continued)

A summary of the changes in accrued restructuring costs included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
Balance at December 28, 2013	$467	$–	$467
Provision	(11)	405	394
Usage	(370)	(403)	(773)
Currency translation	(12)	(2)	(14)
Balance at June 28, 2014	$74	$–	$74

The Company expects to pay the remaining accrued restructuring costs by the end of 2014.

Other Income
The Company recorded other income of $1,740,000 in the second quarter of 2013 related to a pre-tax gain from the sale of real estate in China.

4.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share amounts)	2014	2013	2014	2013

Amounts Attributable to Kadant:
Income from Continuing Operations	$7,867	$5,772	$12,925	$11,085
Income from Discontinued Operation	(9)	(12)	(14)	(41)
Net Income	$7,858	$5,760	$12,911	$11,044

Basic Weighted Average Shares	11,049	11,178	11,091	11,170
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	197	153	189	129
Diluted Weighted Average Shares	11,246	11,331	11,280	11,299

Basic Earnings per Share:
Continuing Operations	$0.71	$0.52	$1.17	$0.99
Discontinued Operation	$–	$–	$–	$–
Net Income per Basic Share	$0.71	$0.52	$1.16	$0.99

Diluted Earnings per Share:
Continuing Operations	$0.70	$0.51	$1.15	$0.98
Discontinued Operation	$–	$–	$–	$–
Net Income per Diluted Share	$0.70	$0.51	$1.14	$0.98

Options to purchase approximately 93,000 and 102,000 shares of the Company's common stock in the second quarter and first six months of 2013, respectively, were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 69,000 shares of common stock for the second quarter of 2014 and approximately 63,000 and 41,000 shares of common stock for the first six months of 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

5.	Provision for Income Taxes

The provision for income taxes was $6,222,000 and $4,459,000 in the first six months of 2014 and 2013, respectively, and represented 32% and 28% of pre-tax income. The effective tax rate of 32% in the first six months of 2014 was lower than the Company's statutory tax rate primarily due to the release of tax reserves that resulted from the expiration of tax statutes of limitations in jurisdictions outside the U.S., the release of state tax reserves in the U.S., and the distribution of the Company's worldwide earnings. These tax benefits were offset in part by tax expense associated with a reduction in deferred tax assets and an increase in nondeductible expenses. The effective tax rate of 28% in the first six months of 2013 was lower than the Company's statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, the Company's effective tax rate in the first six months of 2013 benefited from the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to increased projected profitability associated with the CBTI acquisition. Also contributing to the lower effective tax rate in the first six months of 2013 were lower statutory tax rates in the Company's overseas operations and a more favorable distribution of the Company's worldwide earnings.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Long-Term Obligations

Long-term obligations are as follows:

	June 28,	December 28,
(In thousands)	2014	2013

Revolving Credit Facility, due 2018	$22,069	$32,260
Variable Rate Term Loan, due from 2014 to 2016	6,125	6,375
Total Long-Term Obligations	28,194	38,635
Less: Current Maturities	(625)	(625)
Long-Term Obligations, less Current Maturities	$27,569	$38,010

The weighted average interest rate for the Company's long-term obligations was 2.56% as of June 28, 2014.

The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash. There was $22,069,000 outstanding under the 2012 Credit Agreement at June 28, 2014.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of June 28, 2014, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of June 28, 2014, the Company had $75,817,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

7.	Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,416,000 and $1,289,000 in the second quarters of 2014 and 2013, respectively, and $2,811,000 and $2,558,000 in the first six months of 2014 and 2013, respectively, within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $7,036,000 at June 28, 2014, and will be recognized over a weighted average period of 1.8 years.

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

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended		Three Months Ended
	June 28, 2014		June 29, 2013
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$213	$81	$236	$53
Interest cost	321	74	283	69
Expected return on plan assets	(370)	(12)	(372)	(13)
Recognized net actuarial loss	79	9	115	22
Amortization of prior service cost	14	24	14	21
Net periodic benefit cost	$257	$176	$276	$152

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.79%	4.30%	3.89%	4.00%
Expected long-term return on plan assets	5.75%	–	5.75%	–
Rate of compensation increase	3.50%	3.24%	3.50%	3.73%

	Six Months Ended		Six Months Ended
	June 28, 2014		June 29, 2013
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$426	$150	$499	$106
Interest cost	642	146	584	139
Expected return on plan assets	(740)	(24)	(753)	(26)
Recognized net actuarial loss	158	18	266	43
Amortization of prior service cost	28	45	28	42
Net periodic benefit cost	$514	$335	$624	$304

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.79%	4.28%	3.89%	3.97%
Expected long-term return on plan assets	5.75%	–	5.75%	–
Rate of compensation increase	3.50%	3.23%	3.50%	3.71%

The Company made cash contributions of $540,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first six months of 2014 and expects to make cash contributions of $540,000 over the remainder of 2014. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

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

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:
(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 28, 2013	$8,919	$(657)	$(6,919)	$(633)	$710
Other comprehensive loss before reclassifications	(171)	(51)	(1)	(356)	(579)
Reclassifications from AOCI	–	47	115	349	511
Net current period other comprehensive (loss) income	(171)	(4)	114	(7)	(68)
Balance at June 28, 2014	$8,748	$(661)	$(6,805)	$(640)	$642

Balance at December 29, 2012	$8,124	$(748)	$(9,645)	$(1,046)	$(3,315)
Other comprehensive (loss) income before reclassifications	(3,466)	–	9	(37)	(3,494)
Reclassifications from AOCI	–	46	202	326	574
Net current period other comprehensive (loss) income	(3,466)	46	211	289	(2,920)
Balance at June 29, 2013	$4,658	$(702)	$(9,434)	$(757)	$(6,235)

Amounts reclassified out of accumulated other comprehensive items are as follows:

	Three Months Ended		Six Months Ended		Statement of Income
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	Line Item
Pension and Other Post-retirement Plans: (1)
Amortization of prior service cost	$(38)	$(35)	$(73)	$(70)	SG&A expenses
Amortization of actuarial losses	(88)	(137)	(176)	(309)	SG&A expenses
Total expense before income taxes	(126)	(172)	(249)	(379)
Income tax benefit	44	59	87	131	Provision for income taxes
	(82)	(113)	(162)	(248)
Cash Flow Hedges: (2)
Interest rate swap agreements	(84)	(90)	(168)	(196)	Interest expense
Forward currency-exchange contracts	–	(40)	–	(83)	Revenues
Forward currency-exchange contract	(278)	–	(278)	–	SG&A expenses
Total expense before income taxes	(362)	(130)	(446)	(279)
Income tax benefit (expense)	67	46	97	(47)	Provision for income taxes
	(295)	(84)	(349)	(326)
Total reclassifications	$(377)	$(197)	$(511)	$(574)

(1)	Included in the computation of net periodic benefit costs. See Note 8 for additional information.
(2)	See Note 10 for additional information.

10.	Derivatives

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.	Derivatives (continued)

Interest Rate Swaps
The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding variable rate term loan from a floating to a fixed rate of interest. The swap agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value for this instrument as of June 28, 2014, is included in other long-term liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreement to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreement is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, and a minimum consolidated interest coverage ratio of 3 to 1. As of June 28, 2014, the Company was in compliance with these covenants. The unrealized loss of $619,000 as of June 28, 2014, represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.
Forward Currency-Exchange Contracts
The Company uses forward currency-exchange contracts primarily to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result primarily from portions of the Company's operations and assets and liabilities that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets and liabilities. The Company typically manages its level of exposure to the risk of currency-exchange fluctuations by hedging a portion of its currency exposures anticipated over the ensuing 24-month period, using forward currency-exchange contracts that have maturities of 24 months or less.

Forward currency-exchange contracts that hedge forecasted foreign currency exposures are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities and other long-term liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings.

The Company recognized a gain of $15,000 in the second quarter of 2013, and a gain of $36,000 and $13,000 in the first six months of 2014 and 2013, respectively, included in selling, general, and administrative expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		June 28, 2014		December 28, 2013
	Balance Sheet	Asset	Notional	Asset	Notional
(In thousands)	Location	(Liability) (a)	Amount (b)	(Liability) (a)	Amount
Derivatives Designated as Hedging Instruments:
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(31)	$1,340	$(22)	$1,340
Forward currency-exchange contract	Other Long-Term Liabilities	$(384)	$16,571	$–	$–
Interest rate swap agreement	Other Long-Term Liabilities	$(619)	$6,125	$(773)	$6,375

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$–	$–	$97	$1,419
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$–	$–	$(1)	$288

(a)	See Note 11 for the fair value measurements related to these financial instruments.
(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first six months of 2014.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.	Derivatives (continued)

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended June 28, 2014:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 28, 2013	$(618)	$(15)	$(633)
Loss reclassified to earnings	108	241	349
Loss recognized in OCI	(8)	(348)	(356)
Unrealized loss, net of tax, at June 28, 2014	$(518)	$(122)	$(640)

As of June 28, 2014, $327,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

11.	Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of June 28, 2014
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$5,992	$–	$–	$5,992
Banker's acceptance drafts (a)	$–	$9,267	$–	$9,267

Liabilities:
Forward currency-exchange contracts	$–	$415	$–	$415
Interest rate swap agreement	$–	$619	$–	$619
Contingent consideration (b)	$–	$–	$1,362	$1,362

	Fair Value as of December 28, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$17,090	$–	$–	$17,090
Banker's acceptance drafts (a)	$–	$10,765	$–	$10,765
Forward currency-exchange contracts	$–	$97	$–	$97

Liabilities:
Forward currency-exchange contracts	$–	$23	$–	$23
Interest rate swap agreement	$–	$773	$–	$773

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.
(b)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2014. The Company's financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker's acceptance drafts approximates their fair value due to their short-term nature. The fair values of the Company's interest rate swap agreement are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreement are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration is based on the present value of the estimated future cash flows.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.	Fair Value Measurements (continued)

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	June 28, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Long-term debt obligations	$27,569	$27,569	$38,010	$38,010

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013

Revenues:
Papermaking Systems	$91,975	$79,253	$170,159	$151,650
Wood Processing Systems	9,837	–	21,110	–
Fiber-based Products	3,023	2,912	6,933	6,719
	$104,835	$82,165	$198,202	$158,369

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$13,803	$11,821	$23,213	$21,765
Wood Processing Systems	1,495	–	2,849	–
Corporate and Fiber-based Products (a)	(3,262)	(3,396)	(6,405)	(5,968)
Total Operating Income	12,036	8,425	19,657	15,797
Interest Expense, Net	(168)	(89)	(252)	(145)
	$11,868	$8,336	$19,405	$15,652

Capital Expenditures:
Papermaking Systems	$772	$1,226	$1,289	$2,398
Other	131	168	153	174
	$903	$1,394	$1,442	$2,572

(a) Corporate primarily includes general and administrative expenses.

13.	Contingencies and Litigation

Right of Recourse
 In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of June 28, 2014 and December 28, 2013, the Company had $4,865,000 and $5,688,000, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Overview
Company Background
We are a leading global supplier of equipment used in process industries, including papermaking, paper recycling, and oriented strand board (OSB), an engineered wood panel product used primarily in home construction. In addition, we manufacture granules made from papermaking byproducts. We have a large customer base that includes most of the world's major paper and OSB manufacturers. We believe our large installed base provides us with a spare parts and consumables business that has lower volatility and yields higher margins than our capital equipment business.

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

KADANT INC.
Overview (continued)
International Sales
During the first six months of 2014 and 2013, approximately 56% and 58%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook
Our products are primarily sold in global process industries, including papermaking, paper recycling, and OSB. Our bookings increased to $115 million in the second quarter of 2014, including $14 million from acquisitions, compared to $87 million in the second quarter of 2013. The paper industry in North America has remained relatively stable in the second quarter of 2014 with containerboard mills continuing to run at high operating rates. For the first half of 2014, containerboard mill operating rates were 96% while printing, writing and newsprint grades continued to experience declining performance year-over-year. Our bookings in North America increased 43% to $52 million in the second quarter of 2014, including $8 million from acquisitions, compared to the second quarter of 2013. Sequentially, bookings in North America were down 26% due to the inclusion of a large stock-preparation system order for $11 million in the first quarter of 2014. The European market is showing signs of improvement compared to prior quarters, although the outlook is tempered by geo-political uncertainty in the Ukraine and expanding economic sanctions against Russia. Our bookings in Europe increased 18% to $22 million in the second quarter of 2014 compared to the second quarter of 2013, but were down 12% sequentially. In China, investments in new capacity and efficiency upgrades in the paper industry appear to be on a better trajectory with industrial production reported to be up 9% in the first six months of 2014 compared to the corresponding prior year period. Our bookings in China increased 96% to $29 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to the inclusion of several large orders for stock-preparation systems with a combined value of $15 million. In addition, our Wood Processing Systems segment booked two orders in China for OSB strander systems totaling $4 million. Our bookings in China can be quite variable and we anticipate a sequential decline in China bookings compared to the strong bookings in the second quarter of 2014. In South America, the weakness in the overall economy, particularly in Brazil, has tempered economic activity. That said, demand for containerboard and tissue in Brazil is expected to grow over the next five years. Our bookings in South America decreased to $5 million in the second quarter of 2014 compared to $11 million in the second quarter of 2013. Sequentially, our bookings in South America were down 15%.

We had record bookings in the first and second quarters of 2014 and overall market conditions remain healthy. However, it is not unusual for customers with larger capital projects, particularly in China, to delay shipment for any number of reasons, and we saw several of these being deferred from the third to the fourth quarter of 2014 and also into early 2015. As a result of the change in the timing of these large capital projects, we are lowering our full year 2014 guidance. We expect revenues of $400 to $410 million in 2014, lowered from our previous guidance of $410 to $420 million. We expect to achieve GAAP (generally accepted accounting principles) diluted earnings per share (EPS) from continuing operations of $2.50 to $2.60 in 2014, lowered from our previous guidance of $2.60 to $2.70. The 2014 guidance includes $0.17 of expense associated with the amortization of acquired profit in inventory and backlog and $0.03 of restructuring costs. We expect to achieve GAAP diluted EPS from continuing operations of $0.52 to $0.54 in the third quarter of 2014, on revenues of $94 to $96 million.

KADANT INC.
Results of Operations

Second Quarter 2014 Compared With Second Quarter 2013

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2014 and 2013. The results of operations for the fiscal quarter ended June 28, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	June 28,	June 29,
	2014	2013

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	57	52
Selling, general, and administrative expenses	30	36
Research and development expenses	1	2
Restructuring costs and other income, net	–	–
	88	90
Operating Income	12	10
Interest Income	–	–
Interest Expense	–	–
Income from Continuing Operations Before Provision for Income Taxes	12	10
Provision for Income Taxes	4	3
Income from Continuing Operations	8%	7%

Revenues
Revenues for the second quarters of 2014 and 2013 are as follows:

	Three Months Ended
	June 28,	June 29,
(In thousands)	2014	2013

Revenues:
Papermaking Systems	$91,975	$79,253
Wood Processing Systems	9,837	–
Fiber-based Products	3,023	2,912
	$104,835	$82,165

Papermaking Systems Segment. Revenues increased $12.7 million, or 16%, to $92.0 million in the second quarter of 2014 from $79.3 million in the second quarter of 2013 primarily due to an increase in demand for our products at our Stock-Preparation product line, especially in Europe and China. Also contributing to the revenue increase was increased demand for our products at our Fluid-Handling product line in Europe and North America and a $1.2 million increase from the favorable effects of currency translation.
Wood Processing Systems Segment. Revenues of $9.8 million in the second quarter of 2014 are from our recent acquisition.
Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2014 and 2013, and the changes in revenues by product line between the second quarters of 2014 and 2013 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of second quarter of 2014 revenues in local currency into U.S. dollars at the second quarter of 2013 exchange rates, and then comparing this result to the actual revenues in the second quarter of 2013. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
	Three Months Ended		Increase Excluding Effect of
(In thousands)	June 28, 2014	June 29, 2013	Increase	Currency Translation

Papermaking Systems Segment Product Lines:
Stock-Preparation	$36,248	$28,493	$7,755	$7,089
Doctoring, Cleaning, & Filtration	28,180	27,666	514	363
Fluid-Handling	27,547	23,094	4,453	4,071
	$91,975	$79,253	$12,722	$11,523

KADANT INC.
Results of Operations (continued)

Revenues from our Stock-Preparation product line in the second quarter of 2014 increased $7.1 million, or 25%, excluding a $0.7 million favorable effect of currency translation, compared to the second quarter of 2013. This increase was primarily due to a large capital project in Europe and an increase in demand for our capital products in China. In addition, revenue in our Stock-Preparation product line for our parts and consumables products increased 4% in the second quarter of 2014 compared to the prior year period. Revenues from our Doctoring, Cleaning, & Filtration product line in the second quarter of 2014 increased $0.4 million, or 1%, excluding a $0.1 million favorable effect of currency translation, compared to the prior year period primarily due to an increase in demand for our capital products at our Chinese operation, partially offset by decreased demand at our European operations. Revenues from our Fluid-Handling product line in the second quarter of 2014 increased $4.1 million, or 18%, excluding a $0.4 million favorable effect of currency translation, compared to the prior year period primarily due to increased demand for our products at our European and North American operations.

Gross Profit Margin
Gross profit margins for the second quarters of 2014 and 2013 are as follows:

	Three Months Ended
	June 28,	June 29,
	2014	2013

Gross Profit Margin:
Papermaking Systems	43.5%	48.7%
Wood Processing Systems	36.3	–
Fiber-based Products	48.2	47.1
	43.0%	48.6%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 43.5% in the second quarter of 2014 from 48.7% in the second quarter of 2013. The decrease in the gross profit margin in the Papermaking Systems segment resulted primarily from lower gross profit margin at our Stock-Preparation product line and, to a lesser extent, a decrease in the proportion of higher-margin parts and consumables products.

Wood Processing Systems Segment. The gross profit margin of 36.3% in our Wood Processing Systems segment in the second quarter of 2014 included $0.5 million of expense related to the amortization of acquired profit in inventory. This amortization associated with the acquisition was completed in the second quarter of 2014.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 48.2% in the second quarter of 2014 from 47.1% in the second quarter of 2013 primarily due to improved operating efficiencies.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues decreased to 30% in the second quarter of 2014 compared to 36% in the second quarter of 2013 due to better operating leverage. Selling, general, and administrative expenses increased $2.2 million, or 7%, to $31.6 million in the second quarter of 2014 from $29.4 million in the second quarter of 2013 primarily due to the inclusion of $2.0 million of operating expenses from acquisitions and a $0.2 million increase from the unfavorable effects of foreign currency translation.

Total stock-based compensation expense was $1.4 million and $1.3 million in the second quarters of 2014 and 2013, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.4 million and $1.9 million in the second quarters of 2014 and 2013, respectively, and represented 1% and 2% of revenues.

Restructuring Costs and Other Income, Net
Restructuring costs were $66 thousand in the second quarter of 2014 due to additional costs related to our 2013 restructuring plan. Restructuring costs and other income, net was $0.2 million in the second quarter of 2013, including $1.9 million of restructuring costs and a $1.7 million gain on the sale of assets. The restructuring costs of $1.9 million included $1.3 million associated with the reduction of 22 employees in Brazil and $0.6 million associated with the reduction of 25 employees in Sweden. All of these items occurred in the Papermaking Systems segment.

Interest Expense
Interest expense increased to $0.3 million in the second quarter of 2014 from $0.2 million in the second quarter of 2013 primarily due to higher average outstanding borrowings in the second quarter of 2014.

Provision for Income Taxes
Our provision for income taxes was $3.9 million and $2.5 million in the second quarters of 2014 and 2013, respectively, and represented 33% and 30% of pre-tax income. The effective tax rate of 33% in the second quarter of 2014 was lower than our statutory tax rate primarily due to the release of state tax reserves in the U.S. and the distribution of our worldwide earnings. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses. The effective tax rate of 30% in the second quarter of 2013 was lower than our statutory tax rate primarily due to the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to increased projected profitability associated with the Companhia Brasileira de Tecnologia Industrial (CBTI) acquisition. Also, the effective tax rate was lower due to a more favorable distribution of our worldwide earnings.

KADANT INC.
Results of Operations (continued)

Income from Continuing Operations
Income from continuing operations increased $2.2 million to $8.0 million in the second quarter of 2014 from $5.8 million in the second quarter of 2013. This increase was primarily due to an increase in our operating income offset in part by an increase in our provision for income taxes (see Revenues, Operating Expenses, and Provision for Income Taxes discussed above).

First Six Months 2014 Compared With First Six Months 2013

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first six months of 2014 and 2013. The results of operations for the first six months of 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	June 28,	June 29,
	2014	2013

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	52
Selling, general, and administrative expenses	32	36
Research and development expenses	2	2
Restructuring costs and other income, net	–	–
	90	90
Operating Income	10	10
Interest Income	–	–
Interest Expense	–	–
Income from Continuing Operations Before Provision for Income Taxes	10	10
Provision for Income Taxes	3	3
Income from Continuing Operations	7%	7%

Revenues
Revenues for the first six months of 2014 and 2013 are as follows:

	Six Months Ended
	June 28,	June 29,
(In thousands)	2014	2013

Revenues:
Papermaking Systems	$170,159	$151,650
Wood Processing Systems	21,110	–
Fiber-based Products	6,933	6,719
	$198,202	$158,369

Papermaking Systems Segment. Revenues increased $18.5 million, or 12%, to $170.2 million in the first six months of 2014 from $151.7 million in the first six months of 2013 due to the inclusion of $7.9 million in revenues from acquisitions and increases of $8.9 million from internal growth and $1.7 million from the favorable effects of currency translation. Our internal growth was led by increased demand for our products at our Fluid-Handling product line, particularly in North America and Europe.

Wood Processing Systems Segment. Revenues of $21.1 million in the first six months of 2014 are from our recent acquisition.

KADANT INC.
Results of Operations (continued)

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2014 and 2013, and the changes in revenues by product line between the first six months of 2014 and 2013 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first six months of 2014 revenues in local currency into U.S. dollars at the first six months of 2013 exchange rates, and then comparing this result to the actual revenues in the first six months of 2013. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
	Six Months Ended		Increase Excluding Effect of
(In thousands)	June 28, 2014	June 29, 2013	Increase	Currency Translation

Papermaking Systems Segment Product Lines:
Stock-Preparation	$62,422	$51,495	$10,927	$9,875
Doctoring, Cleaning, & Filtration	55,189	53,528	1,661	1,348
Fluid-Handling	52,548	46,627	5,921	5,585
	$170,159	$151,650	$18,509	$16,808

Revenues from our Stock-Preparation product line in the first six months of 2014 increased $9.9 million, or 19%, excluding a $1.1 million favorable effect of currency translation, compared to the first six months of 2013. This increase was primarily due to the inclusion of $5.7 million of revenues from acquisitions and a large capital project in Europe. Revenues from our Doctoring, Cleaning, & Filtration product line in the first six months of 2014 increased $1.3 million, or 3%, excluding a $0.3 million favorable effect of currency translation, compared to the prior year period. This increase was primarily due to the inclusion of $2.1 million in revenues from acquisitions, offset in part by a decrease in demand for our products at our European operations. Revenues from our Fluid-Handling product line in the first six months of 2014 increased $5.6 million, or 12%, excluding a $0.3 million favorable effect of currency translation, compared to the prior year period primarily due to increased demand for our parts and consumables products at our European and North American operations.

Gross Profit Margin
Gross profit margins for the first six months of 2014 and 2013 are as follows:

	Six Months Ended
	June 28,	June 29,
	2014	2013

Gross Profit Margin:
Papermaking Systems	45.4%	47.8%
Wood Processing Systems	32.0	–
Fiber-based Products	47.4	51.4
	44.0%	48.0%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 45.4% in the first six months of 2014 from 47.8% in the first six months of 2013. The decrease in the gross profit margin in the Papermaking Systems segment resulted primarily from lower gross profit margin at our Stock-Preparation product line, principally related to our capital products.

Wood Processing Systems Segment. The gross profit margin of 32.0% in our Wood Processing Systems segment in the first six months of 2014 included $2.1 million of expense related to the amortization of acquired profit in inventory. This amortization associated with the acquisition was completed in the second quarter of 2014.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 47.4% in the first six months of 2014 from 51.4% in the first six months of 2013 primarily due to the higher cost of natural gas used in the production process.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues decreased to 32% in the first six months of 2014 compared to 36% in the first six months of 2013 due to better operating leverage. Selling, general, and administrative expenses increased $7.7 million, or 14%, to $64.1 million in the first six months of 2014 from $56.4 million in the first six months of 2013 primarily due to the inclusion of $6.8 million of operating expenses from acquisitions and a $0.5 million increase from the unfavorable effects of foreign currency translation.

KADANT INC.
Results of Operations (continued)

Total stock-based compensation expense was $2.8 million and $2.6 million in the first six months of 2014 and 2013, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $3.1 million and $3.6 million in the first six months of 2014 and 2013, respectively, and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net
Restructuring costs were $0.4 million in the first six months of 2014 due to additional costs related to our 2013 restructuring plan. Restructuring costs and other income, net was $0.2 million in the first six months of 2013, consisting of $1.9 million of restructuring costs and $1.7 million of income from a gain on the sale of assets. The restructuring costs of $1.9 million in the first six months of 2013 included $1.3 million associated with the reduction of 22 employees in Brazil and $0.6 million associated with the reduction of 25 employees in Sweden. All of these items occurred in the Papermaking Systems segment.

Interest Expense
Interest expense increased to $0.6 million in the first six months of 2014 from $0.4 million in the first six months of 2013 primarily due to higher average outstanding borrowings in the first six months of 2014.

Provision for Income Taxes
Our provision for income taxes was $6.2 million and $4.5 million in the first six months of 2014 and 2013, respectively, and represented 32% and 28% of pre-tax income. The effective tax rate of 32% in the first six months of 2014 was lower than our statutory tax rate primarily due to the release of tax reserves that resulted from the expiration of tax statutes of limitations in jurisdictions outside of the U.S., the release of state tax reserves in the U.S., and the distribution of our worldwide earnings. These tax benefits were offset in part by tax expense associated with a reduction in deferred tax assets and an increase in nondeductible expenses. The effective tax rate of 28% in the first six months of 2013 was lower than our statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, our effective tax rate in the first six months of 2013 benefited from the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to increased projected profitability associated with the CBTI acquisition. Also contributing to the lower effective tax rate in the first six months of 2013 were lower statutory tax rates in our overseas operations and a more favorable distribution of our worldwide earnings.

Income from Continuing Operations
Income from continuing operations increased $2.0 million to $13.2 million in the first six months of 2014 from $11.2 million in the first six months of 2013. This increase was primarily due to an increase in our operating income offset in part by an increase in our provision for income taxes (see Revenues, Operating Expenses, and Provision for Income Taxes discussed above).

Recent Accounting Pronouncements
Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for us beginning in fiscal 2015. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new guidance is effective for us beginning in fiscal 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The new guidance is effective for us beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

KADANT INC.
Liquidity and Capital Resources

Consolidated working capital was $97.3 million at June 28, 2014, compared with $106.5 million at December 28, 2013. Included in working capital are cash and cash equivalents of $37.5 million and $50.0 million at June 28, 2014 and December 28, 2013, respectively. At June 28, 2014, $34.7 million of cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2014
Our operating activities provided cash of $15.2 million in the first six months of 2014. Working capital used cash of $6.3 million in the first six months of 2014, including $12.5 million for other current liabilities primarily resulting from a decrease in customer deposits and, to a lesser extent, from incentive payments made in the first six months of 2014. These uses of cash were offset in part by cash provided by a decrease in accounts receivable of $3.5 million due to the timing of billings and collections and a decrease in inventories of $2.3 million primarily due to the shipment of several large stock-preparation equipment contracts.

Our investing activities used cash of $4.0 million in the first six months of 2014, including $2.8 million for acquisition consideration and $1.4 million for purchases of property, plant, and equipment.

Our financing activities used cash of $23.4 million in the first six months of 2014. This use of cash resulted primarily from principal payments on our outstanding debt obligations of $21.7 million, $11.3 million for the repurchase of our common stock on the open market, and $3.1 million for cash dividends paid to stockholders. These uses of cash were offset in part by $11.4 million of cash received from borrowings in the first six months of 2014.

First Six Months of 2013
Our operating activities provided cash of $17.9 million in the first six months of 2013, including $18.1 million of cash provided by our continuing operations and $0.2 million of cash used in our discontinued operation. Working capital provided cash of $2.5 million in the first six months of 2013, including $4.1 million in other current liabilities, $2.7 million in accounts payable and $3.0 million in accounts receivable and unbilled contract costs and fees. The increase in other current liabilities was primarily due to an increase in customer deposits. The increase in accounts payable was primarily related to inventory purchases for several large projects, and the decrease in accounts receivable and unbilled contract costs and fees was primarily due to the timing of billings. These sources of cash were largely offset by an increase in inventories, which used cash of $6.9 million in the first six months of 2013 primarily due to an increase in work in process inventories associated with several major projects at our European operations.

Our investing activities used cash of $12.6 million in the first six months of 2013, including $14.2 million for the acquisitions of CBTI and certain assets of the Noss Group and $2.6 million for the purchase of property, plant, and equipment. These uses of cash were offset in part by $3.3 million of proceeds received from the sale of property, plant, and equipment, primarily from the sale of real estate in China.

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
Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. There were $22.1 million of borrowings outstanding under the 2012 Credit Agreement at June 28, 2014.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of June 28, 2014, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

As of June 28, 2014, we had $75.8 million of borrowing capacity available under the committed portion of the 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

KADANT INC.
Liquidity and Capital Resources (continued)

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of June 28, 2014, the remaining balance on the 2006 Commercial Real Estate Loan was $6.1 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) three-month LIBOR plus a .75% margin.
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
Interest Rate Swap Agreement
We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of June 28, 2014, the interest rate swap agreement had an unrealized loss of $0.6 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.
The counterparty to the 2006 Swap Agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $0.6 million associated with the swap agreement as of June 28, 2014, represents the estimated amount that we would pay to the counterparty in the event of an early termination.
Additional Liquidity and Capital Resources
On November 4, 2013, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. Through June 28, 2014, we had repurchased 355,135 shares of our common stock for $13.1 million under this authorization. On July 28, 2014, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015.

We paid quarterly cash dividends totaling $3.1 million in the first six months of 2014. On May 20, 2014, our board of directors approved a quarterly cash dividend of $0.15 per outstanding share of our common stock, or approximately $1.6 million, which will be paid on August 13, 2014. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through June 28, 2014, we have not provided for U.S. income taxes on approximately $156.6 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $2.1 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $7 to $8 million during the remainder of 2014 for property, plant, and equipment.
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

KADANT INC.
Liquidity and Capital Resources (continued)
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2013 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2014. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 28, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We sell products worldwide to global process industries, primarily papermaking, paper recycling, and OSB, which can be cyclical. Generally, the financial condition of process industries corresponds to general worldwide and regional economic conditions, as well as to a number of other factors. A significant portion of our revenues are from customers based in Europe and China. Economic downturns and uncertainty in Europe, including the effect of recent economic sanctions imposed against Russia, may adversely affect our revenues and bookings in Europe. In addition, slower economic growth rates in China may adversely affect our business. Uncertainties in the global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products, and as a consequence, our products and services, especially our capital equipment systems and products, and our financial results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other process industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in process industries, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular, due to political or economic developments could cause the expectations for our business to differ materially in the future.
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

KADANT INC.
Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by a period of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Capacity growth and investment can be uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This has negatively affected our bookings and revenues in China in the past, and may negatively affect our bookings and revenues in China in the future.
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
We manufacture equipment used in the production of OSB and our financial performance may be adversely affected by lower levels of residential construction activity.
In November 2013, we acquired all the outstanding shares of a manufacturer of stranders and related equipment used in the production of OSB, an engineered wood panel product used primarily in home construction. Our customers produce OSB principally for new residential construction, home repair and remodeling activities. As such, the operating results for our Wood Processing Systems segment correlate to a significant degree to the level of this residential construction activity, primarily in North America and to a lesser extent in Europe. Residential construction activity is influenced by a number of factors, including the supply of and demand for new and existing homes, new housing starts, unemployment rates, interest rate levels, availability of mortgage financing, mortgage foreclosure rates, seasonal and unusual weather conditions, general economic conditions and consumer confidence. In the U.S., the residential housing industry experienced a prolonged down cycle that began in 2006, although it has substantially improved in the last two years. A significant increase in long-term interest rates, tightened lending standards, continued high unemployment rates and other factors that reduce levels of residential construction activity could have a material adverse effect on our financial performance.
The OSB market is highly concentrated and the market for building products is highly competitive. The loss of a significant customer or our customers' reductions in capital spending or OSB production could have a material adverse effect on our financial performance.
The OSB market is highly concentrated and there are a limited number of OSB manufacturers. The loss of one or more of these customers to a competitor could adversely affect our revenues and profitability. In addition, the market for building products is highly competitive. Competitive products with OSB include other wood panel products and substitutes for wood building products, such as nonfiber-based alternatives. For example, plastic, wood/plastic or composite materials may be used by builders as alternatives to OSB products. Changes in component prices, such as energy, chemicals, wood-based fibers, and nonfiber alternatives can change the competitive position of OSB relative to other available alternatives and could increase substitution. Our customers' OSB production can be adversely affected by lower-cost producers of other wood panel products and substitutes for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on our financial performance.
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

KADANT INC.
We use a single supplier for certain components of our stranders. We have entered into a long-term agreement with the supplier and have had no difficulty to date obtaining sufficient supplies of these components. Although we believe our relationship with the supplier to be good, if the supplier were to terminate the agreement, we would be forced to find an alternative source of supply. Alternative sources of supply could be more expensive, which could have an adverse effect on our operating results.
Our business is subject to economic, currency, political, and other risks associated with international sales and operations.
During the first six months of 2014 and 2013, approximately 56% and 58%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate multiple manufacturing operations worldwide, including operations in China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:
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
Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of June 28, 2014, a portion of our outstanding floating rate debt was hedged through an interest rate swap agreement entered into in 2006. The unrealized loss associated with this swap agreement was $0.6 million as of June 28, 2014. This unrealized loss represents the estimated amount for which the swap agreement could be settled. The counterparty to the swap agreement could demand an early termination of the swap agreement if we were in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we were unable to cure the default. If this swap agreement were to be terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.

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

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the second quarter of 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
3/30/14 – 4/30/14	–	–	–	$16,195,995
5/1/14 – 5/31/14	238,723	$36.50	238,723	$7,482,474
6/1/14 – 6/28/14	16,412	$37.73	16,412	$6,863,175
Total:	255,135	$36.58	255,135

(1)
On November 4, 2013, we announced that our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the second quarter of 2014, we repurchased 255,135 shares of our common stock for $9.3 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August, 2014.

KADANT INC.

/s/ Thomas M. O'Brien
Thomas M. O'Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Amendments to the Restoration Plan of the Registrant effective as of May 20, 2014.

10.2	Amended and Restated 2006 Equity Incentive Plan of the Registrant effective as of May 20, 2014.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at June 28, 2014 and December 28, 2013, (ii) Condensed Consolidated Statement of Income for the three months and six months ended June 28, 2014 and June 29, 2013, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2014 and June 29, 2013, (v) Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 28, 2014 and June 29, 2013, and (vi) Notes to Condensed Consolidated Financial Statements.