Form 10-Q
period 2014-09-27
KADANT INC
filed 2014-11-05
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $.01 par value	10,886,873

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	September 27, 2014	December 28, 2013
(In thousands)

Current Assets:
Cash and cash equivalents	$41,121	$50,032
Restricted cash (Note 1)	598	168
Accounts receivable, less allowances of $2,715 and $2,689 (Note 1)	67,714	70,271
Inventories (Note 1)	57,707	62,805
Unbilled contract costs and fees	4,798	3,679
Other current assets	19,030	19,189
Assets of discontinued operation	123	144
Total Current Assets	191,091	206,288

Property, Plant, and Equipment, at Cost	118,017	117,997
Less: accumulated depreciation and amortization	74,565	73,112
	43,452	44,885

Other Assets	10,148	11,230

Intangible Assets, Net (Note 1)	43,744	47,850

Goodwill	129,880	131,915

Total Assets	$418,315	$442,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	September 27, 2014	December 28, 2013
(In thousands, except share amounts)

Current Liabilities:
Current maturities of long-term obligations (Note 6)	$625	$625
Accounts payable	27,873	28,388
Accrued payroll and employee benefits	18,421	19,116
Customer deposits	23,178	28,174
Other current liabilities	25,122	23,286
Liabilities of discontinued operation	213	213
Total Current Liabilities	95,432	99,802

Other Long-Term Liabilities	32,260	33,935

Long-Term Obligations (Note 6)	22,375	38,010

Commitments and Contingencies (Note 13)	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	97,241	96,809
Retained earnings	262,778	248,170
Treasury stock at cost, 3,737,286 and 3,524,742 shares	(86,386)	(76,339)
Accumulated other comprehensive items (Note 9)	(6,715)	710
Total Kadant Stockholders' Equity	267,064	269,496
Noncontrolling interest	1,184	925
Total Stockholders' Equity	268,248	270,421

Total Liabilities and Stockholders' Equity	$418,315	$442,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
(In thousands, except per share amounts)

Revenues	$98,719	$91,315

Costs and Operating Expenses:
Cost of revenues	54,607	51,194
Selling, general, and administrative expenses	31,872	28,606
Research and development expenses	1,555	1,558
Restructuring costs (Note 3)	534	45
	88,568	81,403

Operating Income	10,151	9,912

Interest Income	42	155
Interest Expense	(210)	(239)

Income from Continuing Operations Before Provision for Income Taxes	9,983	9,828
Provision for Income Taxes	3,246	3,327

Income from Continuing Operations	6,737	6,501
Loss from Discontinued Operation (net of income tax benefit of $3 and $8)	(4)	(14)

Net Income	6,733	6,487

Net Income Attributable to Noncontrolling Interest	(86)	(40)

Net Income Attributable to Kadant	$6,647	$6,447

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,651	$6,461
Loss from Discontinued Operation	(4)	(14)
Net Income Attributable to Kadant	$6,647	$6,447

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$0.61	$0.58
Diluted	$0.60	$0.57

Earnings per Share Attributable to Kadant (Note 4):
Basic	$0.61	$0.58
Diluted	$0.60	$0.57

Weighted Average Shares (Note 4):
Basic	10,898	11,153
Diluted	11,133	11,365

Cash Dividends Declared per Common Share	$0.15	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
(In thousands, except per share amounts)

Revenues	$296,921	$249,684

Costs and Operating Expenses:
Cost of revenues	165,547	133,597
Selling, general, and administrative expenses	95,942	85,001
Research and development expenses	4,696	5,114
Restructuring costs and other income, net (Note 3)	928	263
	267,113	223,975

Operating Income	29,808	25,709

Interest Income	346	406
Interest Expense	(766)	(635)

Income from Continuing Operations Before Provision for Income Taxes	29,388	25,480
Provision for Income Taxes (Note 5)	9,468	7,786

Income from Continuing Operations	19,920	17,694
Loss from Discontinued Operation (net of income tax benefit of $11 and $33)	(18)	(55)

Net Income	19,902	17,639

Net Income Attributable to Noncontrolling Interest	(344)	(148)

Net Income Attributable to Kadant	$19,558	$17,491

Amounts Attributable to Kadant:
Income from Continuing Operations	$19,576	$17,546
Loss from Discontinued Operation	(18)	(55)
Net Income Attributable to Kadant	$19,558	$17,491

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$1.78	$1.57
Diluted	$1.74	$1.55

Earnings per Share Attributable to Kadant (Note 4):
Basic	$1.77	$1.57
Diluted	$1.74	$1.55

Weighted Average Shares (Note 4):
Basic	11,026	11,165
Diluted	11,231	11,321

Cash Dividends Declared per Common Share	$0.45	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
(In thousands)

Net Income	$6,733	$6,487	$19,902	$17,639

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(7,474)	4,678	(7,652)	1,189
Pension and Other Post-Retirement Liability Adjustments (net of tax of $57 and $118 in the three and nine months ended September 27, 2014, respectively, and $58 and $198 in the three and nine months ended September 28, 2013, respectively)	105	105	215	362
Deferred (Loss) Gain on Hedging Instruments (net of tax of $41 and $93 in the three and nine months ended September 27, 2014, respectively, and $30 and $110 in the three and nine months ended September 28, 2013, respectively)	(66)	61	(73)	350
Other Comprehensive Items	(7,435)	4,844	(7,510)	1,901
Comprehensive (Loss) Income	(702)	11,331	12,392	19,540
Comprehensive Income Attributable to Noncontrolling Interest	(8)	(109)	(259)	(194)
Comprehensive (Loss) Income Attributable to Kadant	$(710)	$11,222	$12,133	$19,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
(In thousands)

Operating Activities:
Net income attributable to Kadant	$19,558	$17,491
Net income attributable to noncontrolling interest	344	148
Loss from discontinued operation	18	55
Income from continuing operations	19,920	17,694
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,558	6,730
Stock-based compensation expense	4,251	3,794
Provision (benefit) for losses on accounts receivable	283	(40)
Gain on the sale of property, plant, and equipment	(158)	(1,908)
Other items, net	473	309
Contributions to pension plan	(810)	(810)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	935	3,563
Unbilled contract costs and fees	(1,414)	(780)
Inventories	3,189	(2,176)
Other current assets	(272)	(1,871)
Accounts payable	459	2,276
Other current liabilities	(5,012)	3,916
Net cash provided by continuing operations	30,402	30,697
Net cash provided by (used in) discontinued operation	2	(191)
Net cash provided by operating activities	30,404	30,506

Investing Activities:
Acquisitions, net of cash acquired	(2,974)	(14,209)
Purchases of property, plant, and equipment	(3,145)	(4,149)
Proceeds from sale of property, plant, and equipment	231	3,320
Other, net	—	646
Net cash used in continuing operations for investing activities	(5,888)	(14,392)

Financing Activities:
Proceeds from issuance of long-term obligations	15,401	18,900
Repayments of long-term obligations	(30,709)	(11,275)
Purchases of Company common stock	(13,159)	(3,481)
Dividends paid	(4,706)	(2,796)
Proceeds from issuance of Company common stock	639	337
Change in restricted cash	(437)	(166)
Other, net	711	327
Net cash (used in) provided by continuing operations for financing activities	(32,260)	1,846

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(1,167)	488

(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(8,911)	18,448
Cash and Cash Equivalents at Beginning of Period	50,032	54,553
Cash and Cash Equivalents at End of Period	$41,121	$73,001

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967

Net income	—	—	—	17,491	—	—	—	148	17,639

Dividends declared	—	—	—	(4,189)	—	—	—	—	(4,189)

Dividend paid to minority shareholder	—	—	—	—	—	—	—	(206)	(206)

Activity under stock plans	—	—	(276)	—	(137,554)	2,918	—	—	2,642

Tax benefits related to employees' and directors' stock plans	—	—	327	—	—	—	—	—	327

Purchases of Company common stock	—	—	—	—	125,000	(3,481)	—	—	(3,481)

Other comprehensive items	—	—	—	—	—	—	1,855	46	1,901

Balance at September 28, 2013	14,624,159	$146	$95,499	$243,631	3,480,992	$(74,588)	$(1,460)	$1,372	$264,600

Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421

Net income	—	—	—	19,558	—	—	—	344	19,902

Dividends declared	—	—	—	(4,950)	—	—	—	—	(4,950)

Activity under stock plans	—	—	(280)	—	(142,591)	3,112	—	—	2,832

Tax benefits related to employees' and directors' stock plans	—	—	712	—	—	—	—	—	712

Purchases of Company common stock	—	—	—	—	355,135	(13,159)	—	—	(13,159)

Other comprehensive items	—	—	—	—	—	—	(7,425)	(85)	(7,510)

Balance at September 27, 2014	14,624,159	$146	$97,241	$262,778	3,737,286	$(86,386)	$(6,715)	$1,184	$268,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1
1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Kadant Inc. and its subsidiaries' (collectively, "we," "Kadant," "the Company," or "the Registrant") continuing operations include two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products.

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 27, 2014 and its results of operations and comprehensive income for the three and nine month periods ended September 27, 2014 and September 28, 2013, and its cash flows and stockholders' equity for the nine month periods ended September 27, 2014 and September 28, 2013. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$5,635	$22,688
Cash Paid for Acquired Businesses	(3,648)	(15,332)
Liabilities Assumed of Acquired Businesses	$1,987	$7,356
Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,957	$2,515
Dividends Declared but Unpaid	$1,634	$1,393

Restricted Cash
As of September 27, 2014 and December 28, 2013, the Company had restricted cash of $598,000 and $168,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by the end of 2015.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $9,988,000 and $10,765,000 at September 27, 2014 and December 28, 2013, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary obtains cash payment on the scheduled maturity date or upon the sale or transfer of the drafts prior to maturity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories
The components of inventories are as follows:

	September 27, 2014	December 28, 2013
(In thousands)

Raw Materials and Supplies	$24,063	$20,836
Work in Process	15,598	21,051
Finished Goods	18,046	20,918
	$57,707	$62,805

Intangible Assets, Net
Acquired intangible assets are as follows:

	September 27, 2014	December 28, 2013
(In thousands)

Indefinite-Lived Intangible Assets	$8,100	$8,100

Finite-Lived Intangible Assets, Gross	$71,193	$69,409
Accumulated Amortization	(34,668)	(30,373)
Currency Translation	(881)	714
Finite-Lived Intangible Assets, Net	$35,644	$39,750

Total Intangible Assets, Net	$43,744	$47,850

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013

Balance at beginning of period	$4,571	$4,462
Provision	1,681	969
Usage	(2,016)	(1,366)
Acquired	—	138
Currency translation	(190)	62
Balance at end of period	$4,046	$4,265

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
Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for the Company beginning in fiscal 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15, which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for the Company beginning in fiscal 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU; however, management does not currently believe that the Company will meet the conditions that would subject its financial statements to additional disclosure.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Acquisitions

In the first quarter of 2014, the Company acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2,627,000 in cash, including $674,000 of cash acquired and $53,000 of debt assumed. The Company paid $40,000 of additional consideration in the third quarter of 2014. An additional 1,000,000 euros, or approximately $1,275,000 as of September 27, 2014, of contingent consideration is due to the sellers within two years of the closing date if certain conditions are met, as defined in the purchase agreement. The fair value of this contingent consideration was $1,175,000 as of September 27, 2014.

This acquisition has been accounted for using the purchase method of accounting and its results have been included in the accompanying financial statements from the date of the acquisition. The Company has made a preliminary fair value assessment of the assets acquired and liabilities assumed, including identifiable intangible assets acquired of $1,800,000, which are being amortized using the straight-line method over 12 years. The excess of the acquisition purchase price over the tangible and identifiable intangible assets was recorded as goodwill and totaled $1,459,000, which is not deductible for tax purposes. The fair values are subject to adjustment upon finalization of the valuation, and therefore the current measurements of intangible assets, acquired goodwill, and assumed assets and liabilities are subject to change.

Pro forma disclosures of the results of operations are not required, as the acquisition is not considered a material business combination as outlined in FASB ASC 805, "Business Combinations."

During the first nine months of 2014, the Company made post-closing adjustment payments of $981,000 related to other acquisitions.

3.    Restructuring Costs and Other Income, Net

In the third quarter of 2014, the Company recorded total restructuring costs of $534,000, including $493,000 related to its 2014 restructuring plans and $41,000 related to its 2013 restructuring plans.

In the first nine months of 2014, the Company recorded total restructuring costs of $928,000, including $493,000 related to its 2014 restructuring plans and $435,000 related to its 2013 restructuring plans. In the first nine months of 2013, the Company recorded total restructuring costs and other income, net of $263,000, including $2,003,000 of costs related to its 2013 restructuring plans and $1,740,000 of other income related to a pre-tax gain from the sale of real estate in China.

2014 Restructuring Plans
The Company recorded restructuring costs of $386,000 related to its 2014 restructuring plan for severance costs associated with the reduction of 9 employees in Brazil. This action was taken to further streamline the Company's operation in Brazil. In addition, the Company recorded $107,000 of facility-related costs associated with a recent acquisition in the U.S. These restructuring costs were included in the Papermaking Systems segment.

2013 Restructuring Plans
The Company recorded total restructuring costs of $2,278,000 related to its 2013 restructuring plans, including severance costs of $1,158,000 associated with the reduction of 22 employees in Brazil and severance costs of $497,000 associated with the reduction of 25 employees in Sweden. Also included in total restructuring costs were facility-related costs of $623,000. These actions were taken to streamline the Company's operations as a result of the acquisitions of Companhia Brasileira de Tecnologia Industrial and certain assets of the Noss Group in 2013. These restructuring charges all occurred in the Papermaking Systems segment.

The Company recorded total restructuring costs related to the 2013 restructuring plans of $435,000 in the first nine months of 2014, including additional facility-related costs of $446,000, net of income from a reduction in severance and associated costs of $11,000 in Sweden.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Restructuring Costs and Other Income, Net (continued)

A summary of the changes in accrued restructuring costs for the 2014 and 2013 restructuring plans included in other current liabilities in the accompanying condensed consolidated balance sheet is as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs

2014 Restructuring Plans
Provision	$386	$107	$493
Usage	(279)	(107)	(386)
Currency translation	(26)	—	(26)
Balance at September 27, 2014	$81	$—	$81

2013 Restructuring Plans
Balance at December 28, 2013	$467	$—	$467
Provision	(11)	446	435
Usage	(353)	(445)	(798)
Currency translation	(41)	(1)	(42)
Balance at September 27, 2014	$62	$—	$62

The Company expects to pay the remaining accrued restructuring costs by the end of 2014.

4.    Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
(In thousands, except per share amounts)

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,651	$6,461	$19,576	$17,546
Loss from Discontinued Operation	(4)	(14)	(18)	(55)
Net Income	$6,647	$6,447	$19,558	$17,491

Basic Weighted Average Shares	10,898	11,153	11,026	11,165
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	235	212	205	156
Diluted Weighted Average Shares	11,133	11,365	11,231	11,321

Basic Earnings per Share:
Continuing Operations	$0.61	$0.58	$1.78	$1.57
Discontinued Operation	$—	$—	$—	$—
Net Income per Basic Share	$0.61	$0.58	$1.77	$1.57

Diluted Earnings per Share:
Continuing Operations	$0.60	$0.57	$1.74	$1.55
Discontinued Operation	$—	$—	$—	$—
Net Income per Diluted Share	$0.60	$0.57	$1.74	$1.55

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Earnings per Share (continued)

Options to purchase approximately 93,000 and 99,000 shares of the Company's common stock in the third quarter and first nine months of 2013, respectively, were not included in the computation of diluted earnings per share as the effect of their inclusion would have been anti-dilutive. Unvested restricted stock units equivalent to approximately 6,000 shares of common stock in the third quarter of 2014 and 44,000 and 27,000 shares of common stock for the first nine months of 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

5.    Provision for Income Taxes

The provision for income taxes was $9,468,000 and $7,786,000, in the first nine months of 2014 and 2013, respectively, and represented 32% and 31% of pre-tax income. The effective tax rate of 32% in the first nine months of 2014 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings, the release of tax reserves that resulted from the expiration of tax statutes of limitations, and the release of state tax reserves in the U.S. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses and a reduction in deferred tax assets. The effective tax rate of 31% in the first nine months of 2013 was lower than the Company's statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which were recognized in the first nine months of 2013 as a result of U.S. tax legislation enacted in January 2013. In addition, the Company's effective tax rate in the first nine months of 2013 benefited from the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to increased projected profitability associated with the CBTI acquisition. Also contributing to the lower effective tax rate in the first nine months of 2013 were lower statutory tax rates in the Company's overseas operations and a more favorable distribution of the Company's worldwide earnings.

6.    Long-Term Obligations

Long-term obligations are as follows:

	September 27, 2014	December 28, 2013
(In thousands)

Revolving Credit Facility, due 2018	$17,000	$32,260
Variable Rate Term Loan, due from 2014 to 2016	6,000	6,375
Total Long-Term Obligations	23,000	38,635
Less: Current Maturities	(625)	(625)
Long-Term Obligations, less Current Maturities	$22,375	$38,010

The weighted average interest rate for the Company's long-term obligations was 2.56% as of September 27, 2014.

The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash. There were $17,000,000 of borrowings outstanding under the 2012 Credit Agreement at September 27, 2014.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Long-Term Obligations (continued)

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of September 27, 2014, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of September 27, 2014, the Company had $80,025,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

7.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,440,000 and $1,236,000 in the third quarters of 2014 and 2013, respectively, and $4,251,000 and $3,794,000 in the first nine months of 2014 and 2013, respectively, within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $5,789,000 at September 27, 2014, and will be recognized over a weighted average period of 1.4 years.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Employee Benefit Plans (continued)

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended September 27, 2014		Three Months Ended September 28, 2013
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$213	$73	$245	$54
Interest cost	321	74	289	69
Expected return on plan assets	(370)	(12)	(375)	(13)
Recognized net actuarial loss	79	9	127	23
Amortization of prior service cost	14	22	14	21
Net periodic benefit cost	$257	$166	$300	$154

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.79%	4.28%	3.89%	3.90%
Expected long-term return on plan assets	5.75%	—	5.75%	—
Rate of compensation increase	3.50%	3.23%	3.50%	3.65%

	Nine Months Ended September 27, 2014		Nine Months Ended September 28, 2013
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$639	$223	$744	$160
Interest cost	963	220	873	208
Expected return on plan assets	(1,110)	(36)	(1,128)	(39)
Recognized net actuarial loss	237	27	393	66
Amortization of prior service cost	42	67	42	63
Net periodic benefit cost	$771	$501	$924	$458

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.79%	4.28%	3.89%	3.92%
Expected long-term return on plan assets	5.75%	—	5.75%	—
Rate of compensation increase	3.50%	3.23%	3.50%	3.66%

The Company made cash contributions of $810,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first nine months of 2014 and expects to make cash contributions of $270,000 over the remainder of 2014. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

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
(Unaudited)

9.    Accumulated Other Comprehensive Items (continued)

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 28, 2013	$8,919	$(657)	$(6,919)	$(633)	$710
Other comprehensive (loss) income before reclassifications	(7,567)	(64)	21	153	(7,457)
Reclassifications from AOCI	—	86	172	(226)	32
Net current period other comprehensive (loss) income	(7,567)	22	193	(73)	(7,425)
Balance at September 27, 2014	$1,352	$(635)	$(6,726)	$(706)	$(6,715)

Balance at December 29, 2012	$8,124	$(748)	$(9,645)	$(1,046)	$(3,315)
Other comprehensive income (loss) before reclassifications	1,143	—	(6)	(81)	1,056
Reclassifications from AOCI	—	68	300	431	799
Net current period other comprehensive income	1,143	68	294	350	1,855
Balance at September 28, 2013	$9,267	$(680)	$(9,351)	$(696)	$(1,460)

Amounts reclassified out of accumulated other comprehensive items are as follows:

	Three Months Ended		Nine Months Ended		Statement of Income
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Line Item
Pension and Other Post-retirement Plans: (1)
Amortization of prior service cost	$(36)	$(35)	$(109)	$(105)	SG&A expenses
Amortization of actuarial losses	(88)	(150)	(264)	(459)	SG&A expenses
Total expense before income taxes	(124)	(185)	(373)	(564)
Income tax benefit	28	65	115	196	Provision for income taxes
	(96)	(120)	(258)	(368)
Cash Flow Hedges: (2)
Interest rate swap agreements	(83)	(91)	(251)	(287)	Interest expense
Forward currency-exchange contracts	31	(70)	31	(153)	Revenues
Forward currency-exchange contracts	701	—	423	—	SG&A expenses
Total income (expense) before income taxes	649	(161)	203	(440)
Income tax (expense) benefit	(74)	56	23	9	Provision for income taxes
	575	(105)	226	(431)
Total reclassifications	$479	$(225)	$(32)	$(799)

(1)	Included in the computation of net periodic benefit costs. See Note 8 for additional information.

(2)	See Note 10 for additional information.

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

Interest Rate Swaps
The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding variable rate term loan from a floating to a fixed rate of interest. The swap agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value for this instrument as of September 27, 2014, is included in other long-term liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreement to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreement is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, and a minimum consolidated interest coverage ratio of 3 to 1. As of September 27, 2014, the Company was in compliance with these covenants. The unrealized loss of $532,000 as of September 27, 2014, represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

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

The Company recognized a loss of $2,000 and a gain of $37,000 in the third quarters of 2014 and 2013, respectively, and gains of $34,000 and $50,000 in the first nine months of 2014 and 2013, respectively, included in selling, general, and administrative expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair values of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		September 27, 2014		December 28, 2013
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Long-Term Assets	$169	$17,811	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(22)	$1,340
Interest rate swap agreement	Other Long-Term Liabilities	$(532)	$6,000	$(773)	$6,375

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$97	$1,419
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(2)	$716	$(1)	$288

(a)	See Note 11 for the fair value measurements related to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first nine months of 2014.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

The following table summarizes the activity in accumulated other comprehensive items (OCI) associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended September 27, 2014:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 28, 2013	$(618)	$(15)	$(633)
Loss (gain) reclassified to earnings	161	(387)	(226)
(Loss) gain recognized in OCI	(6)	159	153
Unrealized loss, net of tax, at September 27, 2014	$(463)	$(243)	$(706)

As of September 27, 2014, $286,000 of the net unrealized loss included in OCI is expected to be reclassified to earnings over the next twelve months.

11.    Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of September 27, 2014
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$5,079	$—	$—	$5,079
Banker's acceptance drafts (a)	$—	$9,988	$—	$9,988
Forward currency-exchange contracts	$—	$169	$—	$169

Liabilities:
Forward currency-exchange contracts	$—	$2	$—	$2
Interest rate swap agreement	$—	$532	$—	$532
Contingent consideration (b)	$—	$—	$1,175	$1,175

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements (continued)

	Fair Value as of December 28, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$17,090	$—	$—	$17,090
Banker's acceptance drafts (a)	$—	$10,765	$—	$10,765
Forward currency-exchange contracts	$—	$97	$—	$97

Liabilities:
Forward currency-exchange contracts	$—	$23	$—	$23
Interest rate swap agreement	$—	$773	$—	$773

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

(b)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2014. The Company's financial assets and liabilities carried at fair value include cash equivalents and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker's acceptance drafts approximates their fair value due to their short-term nature. The fair values of the Company's interest rate swap agreement are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreement are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration is based on the present value of the estimated future cash flows. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration:

Nine Months Ended September 27, 2014
(In thousands)
Balance at beginning of period	$—
Acquisition	1,205
Current period expense	60
Currency translation	(90)
Balance at end of period	$1,175

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements (continued)

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	September 27, 2014		December 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Long-term debt obligations	$22,375	$22,375	$38,010	$38,010

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2014	2013	2014	2013

Revenues:
Papermaking Systems	$88,369	$89,465	$258,528	$241,115
Wood Processing Systems	8,480	—	29,590	—
Fiber-based Products	1,870	1,850	8,803	8,569
	$98,719	$91,315	$296,921	$249,684

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$13,006	$14,210	$36,219	$35,975
Wood Processing Systems	1,648	—	4,497	—
Corporate and Fiber-based Products (a)	(4,503)	(4,298)	(10,908)	(10,266)
Total Operating Income	10,151	9,912	29,808	25,709
Interest Expense, Net	(168)	(84)	(420)	(229)
	$9,983	$9,828	$29,388	$25,480

Capital Expenditures:
Papermaking Systems	$1,325	$1,427	$2,614	$3,825
Other	378	150	531	324
	$1,703	$1,577	$3,145	$4,149

(a) Corporate primarily includes general and administrative expenses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.    Contingencies and Litigation

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of September 27, 2014 and December 28, 2013, the Company had $5,480,000 and $5,688,000, respectively, of banker's acceptance drafts subject to customary right of recourse provisions, which were transferred to vendors and had not reached their scheduled maturity date. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

14.    Subsequent Event

On October 31, 2014, the Company acquired certain assets of the screen cylinder business of a U.S.-based company for approximately $9,183,000 in cash. This technology-based acquisition will serve to enhance the Company’s stock-preparation equipment product offerings to pulp and paper mills worldwide.

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

In the first quarter of 2014, our Papermaking Systems segment acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2.7 million in cash, including $0.7 million of cash acquired. An additional 1 million euros, or approximately $1.3 million as of September 27, 2014, of contingent consideration is due to the sellers within two years of the closing date if certain conditions are met, as defined in the purchase agreement.

KADANT INC.

Overview (continued)

Wood Processing Systems Segment
Our principal wood-processing products include:

-	Stranders: disc and ring stranders and related parts and consumables that cut trees into strands for OSB production;
-
Rotary Debarkers: rotary debarkers and related parts and consumables that employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species; and

-
Chippers: disc, drum, and veneer chippers and related parts and consumables that are high quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, sawmill, and planer mill sites.

Fiber-based Products
We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.
International Sales
During the first nine months of 2014 and 2013, approximately 57% and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Industry and Business Outlook
Our products are sold globally to process industries, principally to the pulp and paper, paper recycling, and OSB industries. Our bookings increased 23% to $100 million in the third quarter of 2014, including $9 million from acquisitions, compared to $82 million in the third quarter of 2013. Several large capital orders in our Stock-Preparation product line contributed to our internal growth in bookings. Bookings for our parts and consumables products represented 59% of our total bookings as of September 27, 2014. Bookings for our parts and consumables products were $59 million in the third quarter of 2014 compared to $54 million in the third quarter of 2013.

The North America market continues to be our most significant market. North American containerboard and tissue producers are reporting better returns and are reinvesting in their operations. In addition, RISI indicates that the market for OSB continues to be strong with expected demand growth of 10% per year or more for the next several years driven by the continued recovery of the U.S. housing market. Our bookings in North America increased 22% to $46 million in the third quarter of 2014, including $9 million from acquisitions, compared to the third quarter of 2013. Sequentially, bookings in North

KADANT INC.

Overview (continued)

America were down 11% compared to a relatively strong second quarter of 2014. The European market is showing signs of cautiousness due to growing uncertainty in the macro European economy. Our bookings in Europe decreased 2% to $19 million in the third quarter of 2014 compared to the third quarter of 2013 and were down 13% sequentially. In China, our bookings increased in the first nine months of 2014 compared to the corresponding prior year period despite the oversupply in the market. Our bookings in China increased 38% to $20 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to the inclusion of several large orders for stock-preparation systems with a combined value of $8 million. Sequentially, our bookings in China decreased 33% compared to a strong second quarter of 2014 and the current level of project activity appears to be softening due to the large capacity additions implemented this year and a slowing economy. In South America, the weakness in the overall economy, particularly in Brazil, continues to be hampered by sluggish global commodity markets and restrained consumer spending. Our bookings in South America were $7 million in the third quarter of 2014, down 4% compared to the third quarter of 2013. Sequentially, our bookings in South America increased 33% compared to $5 million in the second quarter of 2014.

Delays in capital shipments, weakening market conditions in Europe and South America, and an unfavorable effect from foreign currency exchange have adversely affected our outlook for the fourth quarter of 2014. We expect to achieve GAAP (generally accepted accounting principles) diluted EPS from continuing operations of $0.72 to $0.74 in the fourth quarter of 2014, on revenues of $104 to $106 million. For the full year, we expect revenues of $401 to $403 million in 2014, narrowed from our previous guidance of $400 to $410 million. We expect to achieve GAAP diluted EPS from continuing operations of $2.47 to $2.49 in 2014, revised from our previous guidance of $2.50 to $2.60. We are lowering our 2014 EPS guidance due to a $0.03 unfavorable effect from foreign currency exchange and $0.03 of restructuring costs, as well as our reduced expectations for the fourth quarter. The 2014 guidance also includes $0.17 of expense associated with the amortization of acquired profit in inventory and backlog from businesses acquired in 2013 and $0.06 of restructuring costs. The 2014 guidance does not include any results from the recent acquisition we completed on October 31, 2014.

Results of Operations

Third Quarter 2014 Compared With Third Quarter 2013

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2014 and 2013. The results of operations for the fiscal quarter ended September 27, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	September 27, 2014	September 28, 2013

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	56
Selling, general, and administrative expenses	32	31
Research and development expenses	2	2
Restructuring costs	1	—
	90	89
Operating Income	10	11
Interest Income	—	—
Interest Expense	—	—
Income from Continuing Operations Before Provision for Income Taxes	10	11
Provision for Income Taxes	3	4
Income from Continuing Operations	7%	7%

KADANT INC.

Results of Operations (continued)

Revenues
Revenues for the third quarters of 2014 and 2013 are as follows:

	Three Months Ended
	September 27, 2014	September 28, 2013
(In thousands)

Revenues:
Papermaking Systems	$88,369	$89,465
Wood Processing Systems	8,480	—
Fiber-based Products	1,870	1,850
	$98,719	$91,315

Papermaking Systems Segment. Revenues decreased $1.1 million, or 1%, to $88.4 million in the third quarter of 2014 from $89.5 million in the third quarter of 2013 primarily due to a decrease in demand for our capital products at our Stock-Preparation product line, especially at our operations in China and Europe. This decrease was offset in part by increased demand for our products at our Fluid-Handling and Doctoring, Cleaning, & Filtration product lines primarily at our North American operations and a $0.3 million increase from the favorable effects of currency translation.
Wood Processing Systems Segment. Revenues of $8.5 million in the third quarter of 2014 are from an acquisition completed in November 2013.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the third quarters of 2014 and 2013, and the changes in revenues by product line between the third quarters of 2014 and 2013 excluding the effect of currency translation. The increase (decrease) in revenues excluding the effect of currency translation represents the increase (decrease) resulting from the conversion of third quarter of 2014 revenues in local currency into U.S. dollars at third quarter of 2013 exchange rates, and then comparing this result to actual revenues in the third quarter of 2013. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended			Increase (Decrease) Excluding Effect of Currency Translation
(In thousands)	September 27, 2014	September 28, 2013	Increase (Decrease)

Papermaking Systems Segment Product Lines:
Stock-Preparation	$31,246	$38,827	$(7,581)	$(7,580)
Doctoring, Cleaning, & Filtration	31,703	28,801	2,902	2,680
Fluid-Handling	25,420	21,837	3,583	3,538
	$88,369	$89,465	$(1,096)	$(1,362)

Revenues from our Stock-Preparation product line in the third quarter of 2014 decreased $7.6 million, or 20%, compared to the third quarter of 2013 primarily due to decreased demand for our capital products in China and Europe. Revenues from our Doctoring, Cleaning, & Filtration product line in the third quarter of 2014 increased $2.7 million, or 9%, excluding a $0.2 million favorable effect of currency translation, compared to the prior year period, primarily due to an increase in demand for our capital products at our North American operations. Revenues from our Fluid-Handling product line in the third quarter of 2014 increased $3.5 million, or 16%, excluding a $0.1 million favorable effect of currency translation, compared to the prior year period, primarily due to increased demand for our products at our North and South American operations.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margins for the third quarters of 2014 and 2013 are as follows:

	Three Months Ended
	September 27, 2014	September 28, 2013

Gross Profit Margin:
Papermaking Systems	45.1%	44.3%
Wood Processing Systems	42.1	—
Fiber-based Products	34.9	26.7
	44.7%	43.9%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 45.1% in the third quarter of 2014 from 44.3% in the third quarter of 2013 due to an increase in the proportion of higher-margin parts and consumables products.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 34.9% in the third quarter of 2014 from 26.7% in the third quarter of 2013, primarily due to improved operating efficiencies associated with increased production.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues increased to 32% in the third quarter of 2014 compared to 31% in the third quarter of 2013. Selling, general, and administrative expenses increased $3.3 million, or 11%, to $31.9 million in the third quarter of 2014 from $28.6 million in the third quarter of 2013 primarily due to the inclusion of $2.0 million of operating expenses from acquired businesses.

Total stock-based compensation expense was $1.4 million and $1.2 million in the third quarters of 2014 and 2013, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.6 million in both the third quarters of 2014 and 2013 and represented 2% of revenues in both periods.

Restructuring Costs
Restructuring costs were $0.5 million and $45 thousand in the third quarters of 2014 and 2013, respectively. Restructuring costs in the third quarter of 2014 included $0.4 million of severance associated with the reduction of 9 employees in Brazil. This action was taken to further streamline our operation in Brazil. We anticipate annualized savings within our Papermaking Systems segment of $0.6 million in selling, general, and administrative expenses and $0.3 million in cost of revenues once these restructuring actions have been completed.

Interest Income
Interest income decreased to $42 thousand in the third quarter of 2014 from $0.2 million in the third quarter of 2013 primarily due to lower invested cash balances in the third quarter of 2014, and to a lesser extent, lower average interest rates.

Interest Expense
Interest expense was $0.2 million in both the third quarters of 2014 and 2013.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes was $3.2 million and $3.3 million in the third quarters of 2014 and 2013, respectively, and represented 33% and 34% of pre-tax income. The effective tax rate of 33% in the third quarter of 2014 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, the release of state tax reserves in the U.S., and the release of tax reserves from the expiration of tax statutes of limitations. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses. The effective tax rate of 34% in the third quarter of 2013 was lower than our statutory tax rate primarily due to lower statutory tax rates in our overseas operations and a more favorable distribution of our worldwide earnings.

Income from Continuing Operations
Income from continuing operations increased $0.2 million to $6.7 million in the third quarter of 2014 from $6.5 million in the third quarter of 2013. This increase was primarily due to an increase in our operating income (see Revenues and Operating Expenses discussed above).

First Nine Months 2014 Compared With First Nine Months 2013

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first nine months of 2014 and 2013. The results of operations for the first nine months of 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	September 27, 2014	September 28, 2013

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	56	54
Selling, general, and administrative expenses	32	34
Research and development expenses	2	2
Restructuring costs and other income, net	—	—
	90	90
Operating Income	10	10
Interest Income	—	—
Interest Expense	—	—
Income from Continuing Operations Before Provision for Income Taxes	10	10
Provision for Income Taxes	3	3
Income from Continuing Operations	7%	7%

Revenues
Revenues for the first nine months of 2014 and 2013 are as follows:

	Nine Months Ended
	September 27, 2014	September 28, 2013
(In thousands)

Revenues:
Papermaking Systems	$258,528	$241,115
Wood Processing Systems	29,590	—
Fiber-based Products	8,803	8,569
	$296,921	$249,684

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues increased $17.4 million, or 7%, to $258.5 million in the first nine months of 2014 from $241.1 million in the first nine months of 2013 due to the inclusion of $8.1 million in revenues from acquisitions and increases of $7.3 million from internal growth and $2.0 million from the favorable effects of currency translation. Our internal growth was led by increased demand for our products at our Fluid-Handling product line, particularly at our North American and European operations.
Wood Processing Systems Segment. Revenues of $29.6 million in the first nine months of 2014 are from an acquisition completed in November 2013.
Fiber-based Products. Revenues increased $0.2 million, or 3%, to $8.8 million in the first nine months of 2014 from $8.6 million in the first nine months of 2013 due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first nine months of 2014 and 2013, and the changes in revenues by product line between the first nine months of 2014 and 2013 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first nine months of 2014 revenues in local currency into U.S. dollars at first nine months of 2013 exchange rates, and then comparing this result to actual revenues in the first nine months of 2013. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Nine Months Ended			Increase Excluding Effect of Currency Translation
(In thousands)	September 27, 2014	September 28, 2013	Increase

Papermaking Systems Segment Product Lines:
Stock-Preparation	$93,668	$90,322	$3,346	$2,295
Doctoring, Cleaning, & Filtration	86,892	82,329	4,563	4,028
Fluid-Handling	77,968	68,464	9,504	9,123
	$258,528	$241,115	$17,413	$15,446

Revenues from our Stock-Preparation product line in the first nine months of 2014 increased $2.3 million, or 3%, excluding a $1.1 million favorable effect of currency translation, compared to the first nine months of 2013. This increase was primarily due to the inclusion of $5.7 million of revenues from acquisitions, offset in part by a decrease in demand for our products at our Chinese and North American operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the first nine months of 2014 increased $4.0 million, or 5%, excluding a $0.5 million favorable effect of currency translation, compared to the prior year period. This increase was primarily due to the inclusion of $2.3 million in revenues from acquisitions and increased demand for our capital products. Revenues from our Fluid-Handling product line in the first nine months of 2014 increased $9.1 million, or 13%, excluding a $0.4 million favorable effect of currency translation, compared to the prior year period, primarily due to increased demand for our products at our North American and European operations.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margins for the first nine months of 2014 and 2013 are as follows:

	Nine Months Ended
	September 27, 2014	September 28, 2013

Gross Profit Margin:
Papermaking Systems	45.3%	46.5%
Wood Processing Systems	34.9	—
Fiber-based Products	44.7	46.1
	44.2%	46.5%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 45.3% in the first nine months of 2014 from 46.5% in the first nine months of 2013. This decrease in gross profit margin resulted primarily from lower gross profit margin at our Stock-Preparation product line.

Wood Processing Systems Segment. The gross profit margin of 34.9% in our Wood Processing Systems segment in the first nine months of 2014 included $2.1 million of expense related to the amortization of acquired profit in inventory. This amortization associated with the acquisition was completed in the second quarter of 2014.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 44.7% in the first nine months of 2014 from 46.1% in the first nine months of 2013, primarily due to the higher cost of natural gas used in the production process.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues decreased to 32% in the first nine months of 2014 compared to 34% in the first nine months of 2013 due to the inclusion of acquisitions, which had lower selling, general, and administrative expenses as a percentage of revenues. Selling, general, and administrative expenses increased $10.9 million, or 13%, to $95.9 million in the first nine months of 2014 from $85.0 million in the first nine months of 2013 primarily due to the inclusion of $8.8 million of operating expenses from acquired businesses and a $0.5 million increase from the unfavorable effects of foreign currency translation.

Total stock-based compensation expense was $4.3 million and $3.8 million in the first nine months of 2014 and 2013, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $4.7 million and $5.1 million in the first nine months of 2014 and 2013, respectively, and represented 2% of revenues in both periods.

Restructuring Costs and Other Income, Net
Restructuring costs were $0.9 million in the first nine months of 2014, including $0.5 million of severance and facility-related costs related to our 2014 restructuring plans and $0.4 million of facility-related costs associated with our 2013 restructuring plans. Restructuring costs and other income, net was $0.3 million in the first nine months of 2013, consisting of $2.0 million of restructuring costs and $1.7 million of income from a gain on the sale of assets.

Interest Income
Interest income decreased to $0.3 million in the first nine months of 2014 from $0.4 million in the first nine months of 2013 primarily due to lower invested cash balances in the first nine months of 2014.

Interest Expense
Interest expense increased to $0.8 million in the first nine months of 2014 from $0.6 million in the first nine months of 2013 primarily due to higher average outstanding borrowings, largely offset by lower average interest rates on borrowings in the first nine months of 2014 compared to the first nine months of 2013.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes was $9.5 million and $7.8 million in the first nine months of 2014 and 2013, respectively, and represented 32% and 31% of pre-tax income. The effective tax rate of 32% in the first nine months of 2014 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, the release of tax reserves that resulted from the expiration of tax statutes of limitations, and the release of state tax reserves in the U.S. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses and a reduction in deferred tax assets. The effective tax rate of 31% in the first nine months of 2013 was lower than our statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which were recognized in the first nine months of 2013 as a result of U.S. tax legislation enacted in January 2013. In addition, our effective tax rate in the first nine months of 2013 benefited from the release of a valuation allowance against deferred tax assets related to net operating loss carryforwards. The release of the valuation allowance was due to increased projected profitability associated with the CBTI acquisition. Also contributing to the lower effective tax rate in the first nine months of 2013 were lower statutory tax rates in our overseas operations and a more favorable distribution of our worldwide earnings.

Income from Continuing Operations
Income from continuing operations increased $2.2 million to $19.9 million in the first nine months of 2014 from $17.7 million in the first nine months of 2013. This increase was primarily due to an increase in our operating income offset in part by an increase in our provision for income taxes (see Revenues, Operating Expenses, and Provision for Income Taxes discussed above).

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

Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for us beginning in fiscal 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

KADANT INC.

Results of Operations (continued)

Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15, which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for us beginning in fiscal 2017, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU; however, we do not currently believe that we will meet the conditions that would subject our financial statements to additional disclosure.

Liquidity and Capital Resources

Consolidated working capital was $95.7 million at September 27, 2014, compared with $106.5 million at December 28, 2013. Included in working capital are cash and cash equivalents of $41.1 million and $50.0 million at September 27, 2014 and December 28, 2013, respectively. At September 27, 2014, $37.3 million of our cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2014
Our operating activities provided cash of $30.4 million in the first nine months of 2014. Working capital used cash of $2.1 million in the first nine months of 2014, including $5.0 million for other current liabilities primarily resulting from a decrease in customer deposits. These uses of cash were offset in part by cash provided by a decrease in inventories of $3.2 million primarily due to the shipment of several large stock-preparation equipment contracts in the first nine months of 2014.

Our investing activities used cash of $5.9 million in the first nine months of 2014, including $3.0 million for acquisition consideration and $3.1 million for purchases of property, plant, and equipment.

Our financing activities used cash of $32.3 million in the first nine months of 2014. This use of cash resulted primarily from principal payments on our outstanding debt obligations of $30.7 million, $13.2 million for repurchases of our common stock on the open market, and $4.7 million for cash dividends paid to stockholders. These uses of cash were offset in part by $15.4 million of proceeds received from borrowings under our 2012 Credit Agreement in the first nine months of 2014.

First Nine Months of 2013
Our operating activities provided cash of $30.5 million in the first nine months of 2013, including $30.7 million of cash provided by our continuing operations and $0.2 million of cash used in our discontinued operation. Working capital provided cash of $4.9 million in the first nine months of 2013, including $3.9 million from other current liabilities, $3.6 million from accounts receivable and $2.3 million from accounts payable. Cash provided by an increase in other current liabilities primarily related to increased customer deposits on stock-preparation contracts. Cash provided by a decrease in accounts receivable and an increase in accounts payable was primarily due to the timing of billings and payments. These sources of cash were offset in part by an increase in inventory, which used cash of $2.2 million in the first nine months of 2013, related to increased production. In addition, other current assets used cash of $1.9 million in the first nine months of 2013 primarily due to an increase in refundable income taxes and prepaid expenses associated with advance payments to suppliers.

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

KADANT INC.

Liquidity and Capital Resources (continued)

Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. We had $17.0 million of borrowings outstanding under the 2012 Credit Agreement at September 27, 2014.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of September 27, 2014, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

As of September 27, 2014, we had $80.0 million of borrowing capacity available under the committed portion of the 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of September 27, 2014, the remaining balance on the 2006 Commercial Real Estate Loan was $6.0 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) three-month LIBOR plus a 0.75% margin.
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

Interest Rate Swap Agreement
We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of September 27, 2014, the interest rate swap agreement had an unrealized loss of $0.5 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.

KADANT INC.

Liquidity and Capital Resources (continued)
The counterparty to the 2006 Swap Agreement could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $0.5 million associated with the swap agreement as of September 27, 2014 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources
On November 4, 2013, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. Through September 27, 2014, we had repurchased 405,135 shares of our common stock for $15.0 million under this authorization. On July 28, 2014, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015.

We paid quarterly cash dividends totaling $4.7 million in the first nine months of 2014. On September 15, 2014, our board of directors approved a quarterly cash dividend of $0.15 per outstanding share of our common stock, or approximately $1.6 million, which will be paid on November 12, 2014. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through September 27, 2014, we have not provided for U.S. income taxes on approximately $161.0 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $2.8 million.

On October 31, 2014, we acquired certain assets of the screen cylinder business of a U.S.-based company for approximately $9.2 million in cash. This technology-based acquisition will serve to enhance our stock-preparation equipment product offerings to pulp and paper mills worldwide.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $4 to $5 million during the remainder of 2014 for property, plant, and equipment.
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

KADANT INC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2014. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 27, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our bookings activity from China tends to be more variable than in other geographic regions, as the China pulp and paper industry historically has experienced, and in the future may experience, periods of significant capacity expansion to meet demand followed by periods of stagnant activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand. As a consequence, our bookings and revenues in China tend to be uneven and difficult to predict. Capacity growth and investment can be uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This has negatively affected our bookings and revenues in China in the past, and may negatively affect our bookings and revenues in China in the future.
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

KADANT INC.

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
During the first nine months of 2014 and 2013, approximately 57% and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and China. In addition, we operate multiple manufacturing operations worldwide, including operations in Canada, China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks, including the following:

KADANT INC.

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

KADANT INC.

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

KADANT INC.

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
Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. As of September 27, 2014, a portion of our outstanding floating rate debt was hedged through an interest rate swap agreement entered into in 2006. The unrealized loss associated with this swap agreement was $0.5 million as of September 27, 2014. This unrealized loss represents the estimated amount for which the swap agreement could be settled. The counterparty to the swap agreement could demand an early termination of the swap agreement if we were in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we were unable to cure the default. If this swap agreement were to be terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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

KADANT INC.

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
Our future success is substantially dependent on the continued service of our senior management and other key employees.
Our future success is substantially dependent on the continued service of our senior management and other key employees. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing management, product development, sales, operational and other support personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the third quarter of 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
6/29/14 – 7/31/14	—	—	—	$26,863,175
8/1/14 – 8/31/14	50,000	$38.18	50,000	$24,954,172
9/1/14 – 9/27/14	—	$—	—	$24,954,172
Total:	50,000	$38.18	50,000

(1)
On November 4, 2013, we announced that our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the third quarter of 2014, we repurchased 50,000 shares of our common stock for $1.9 million under this authorization.

(2)
On July 28, 2014, we announced that our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015. No purchases have been made under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November, 2014.

KADANT INC.

/s/ Thomas M. O'Brien
Thomas M. O'Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit Number
Description of Exhibit

10.1*	Executive Transition Agreement between the Registrant and Thomas M. O'Brien as of September 15, 2014.

10.2*	Notice dated September 15, 2014 of the termination of the Amended and Restated Executive Retention Agreement dated December 8, 2008 between the Registrant and Thomas M. O’Brien.

10.3*	Notice dated September 15, 2014 of the amendment to the restricted stock unit award agreements granted by the Registrant to Thomas M. O’Brien.

10.4*	Notice dated September 15, 2014 of the amendment to the stock option agreements granted by the Registrant to Thomas M. O’Brien.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

*Management contract or compensatory plan or arrangement.
** Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at September 27, 2014 and December 28, 2013, (ii) Condensed Consolidated Statement of Income for the three months and nine months ended September 27, 2014 and September 28, 2013, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013, (v) Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 27, 2014 and September 28, 2013, and (vi) Notes to Condensed Consolidated Financial Statements.