Form 10-K
period 2015-01-03
KADANT INC
filed 2015-03-18
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of June 28, 2014, was approximately $409,324,000.
As of February 20, 2015, the Registrant had 10,864,140 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended January 3, 2015

Kadant Inc.	2014 Annual Report

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
Our continuing operations are comprised of two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, and other process industries. Through our Wood Processing Systems segment, we design, manufacture, and market stranders and related equipment used in the production of OSB and sell debarking and wood chipping equipment used in the forest products and the pulp and paper industries. Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

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
In 2014*, our Papermaking Systems segment acquired certain assets of the screen cylinder business of a U.S.-based company for approximately $9.2 million in cash. This technology-based acquisition enhances our stock-preparation equipment product offerings to pulp and paper mills worldwide. In 2013, our Papermaking Systems segment acquired a long-time Brazilian licensee of our doctoring, cleaning, filtration, and stock preparation products for approximately $8.1 million in cash and $0.5 million in assumed liabilities owed to us. In addition, in 2013, our Papermaking Systems segment acquired certain assets of a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems for approximately $7.2 million in cash. This acquisition expanded our product offerings in our Stock-Preparation product line, particularly for virgin pulp and approach flow applications.
Our Papermaking Systems segment consists of the following product lines: Stock-Preparation; Doctoring, Cleaning, & Filtration; and Fluid-Handling.
___________________________________
*            Unless otherwise noted, references to 2014, 2013, and 2012 in this Annual Report on Form 10-K are for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

Kadant Inc.	2014 Annual Report

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

–
Doctor blades: We manufacture doctor and scraper blades made of a variety of materials including metal, bi-metal, or synthetic materials that perform a variety of functions including cleaning, creping, web removal, flaking, and applying coatings. A typical doctor blade has a life ranging from eight hours to two months, depending on the application.

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

Kadant Inc.	2014 Annual Report

–
Engineered steam and condensate systems: Our steam systems control the flow of steam from the boiler to the paper drying cylinders, collect condensed steam, and return it to the boiler to improve energy efficiency during the paper drying process. Our systems and equipment are also used to efficiently and effectively distribute steam in a wide variety of industrial processing applications.

Wood Processing Systems Segment
In November 2013, we acquired all the outstanding shares of Carmanah Design and Manufacturing Inc. (Carmanah) for $52.3 million. Carmanah, located in Surrey, British Columbia, Canada is a global leader in the design and manufacture of stranders and related equipment used in the production of OSB. Carmanah also supplies debarking and wood chipping equipment used in the forest products and the pulp and paper industries. The acquisition of Carmanah extended our presence into the forest products industry and advances our strategy of increasing our parts and consumables business. Our principal wood-processing products include:

–	Stranders: Our disc and ring stranders cut tree-length or batch-fed logs into strands for OSB production and are used to manage strands in real time using our patented conveying and feeding equipment.

–	Rotary Debarkers: Our rotary debarkers employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species.

–	Chippers: Our disc, drum, and veneer chippers are high-quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, sawmill, and planer mill sites.

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

Fiscal Year
Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for our fiscal quarters and on the Saturday closest to December 31 for our fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to our fiscal year every five or six years. In a 53-week fiscal year, our fourth fiscal quarter contains 14 weeks. Our fiscal year ending January 3, 2015 (fiscal 2014) contains 53 weeks and our fiscal years ending December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012) contain 52 weeks. Each quarter of fiscal 2014, 2013 and 2012 contains 13 weeks, except the fourth quarter of 2014, which contains 14 weeks.

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
Our research and development expenses were $6.2 million, $6.7 million, and $6.0 million in 2014, 2013, and 2012, respectively.

Kadant Inc.	2014 Annual Report

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
The raw material used in the manufacture of our fiber-based granules is a by-product from the production of paper, which we obtain from two paper mills. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find one or more alternative suppliers for this raw material.

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

Papermaking Systems Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2015 to 2033. From time to time, we enter into licenses of products with other companies that serve the pulp, papermaking, converting, and paper recycling industries.

Wood Processing Systems Segment
We currently hold several U.S. and Canadian patents, expiring on various dates ranging from 2015 to 2032, related to wood processing and debarking equipment.

Fiber-based Products
We currently hold several U.S. patents, expiring on various dates ranging from 2015 to 2027, related to various aspects of the processing of fiber-based granules and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets.

Seasonal Influences
Papermaking Systems Segment
There are no material seasonal influences on this segment's sales of products and services.
Wood Processing Systems Segment
Our Wood Processing Systems business is subject to seasonal variations, with demand for many of our products tending to be greater during the building season, which generally occurs in the second and third quarters in North America.
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

Dependency on a Single Customer
No single customer accounted for more than 10% of our consolidated revenues in any of the past three years. In addition, revenues in our Papermaking Systems and Wood Processing Systems segments were not dependent on any one customer. During 2014, 2013, and 2012, approximately 57%, 63%, and 61%, respectively, of our sales were to customers outside the United States, principally in Europe and China.

Kadant Inc.	2014 Annual Report

Backlog
Our backlog of firm orders for the Papermaking Systems segment was $115.0 million and $84.5 million at year-end 2014 and 2013, respectively. The total consolidated backlog of firm orders was $124.2 million and $97.6 million at year-end 2014 and 2013, respectively. Our year-end 2014 backlog includes an order for $14.0 million for a large stock-preparation project in China that has been delayed until 2016 due to financing issues. We anticipate that approximately 89% of the backlog at year-end 2014 will be shipped or completed during 2015. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

Competition
We are a leading supplier of systems and equipment in each of our product lines within our Papermaking Systems segment and there are several global and numerous local competitors in each market. In our Wood Processing Systems segment, we compete with one primary global competitor in the OSB market for stranding equipment and several global and local competitors for our other products. Because of the diversity of our products, we face many different types of competitors and competition. We compete primarily on the basis of technical expertise, product innovation, and product performance. We believe the reputation that we have established for high-performance, high-reliability products supported by our in-depth process knowledge and application expertise provides us with a competitive advantage. In addition, a significant portion of our business is generated from our worldwide customer base. To maintain this base, we have emphasized our global presence, local support, and a problem-solving relationship with our customers. Our success primarily depends on the following factors:

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

Employees
As of year-end 2014, we had approximately 1,800 employees worldwide.

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

Kadant Inc.	2014 Annual Report

Executive Officers of the Registrant
The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2015:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Jonathan W. Painter	56	President and Chief Executive Officer (1997)
Eric T. Langevin	52	Executive Vice President and Chief Operating Officer (2006)
Thomas M. O'Brien	63	Executive Vice President and Chief Financial Officer (1994)
Jeffrey L. Powell	56	Executive Vice President (2009)
Sandra L. Lambert	59	Vice President, General Counsel, and Secretary (2001)
Michael J. McKenney	53	Vice President, Finance and Chief Accounting Officer (2002)

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
Mr. O'Brien has been an executive vice president since 1998 and our chief financial officer since 2001. He served as our treasurer from 2001 to February 2005 and also as vice president, finance, from 1991 to 1998. Prior to joining us, Mr. O'Brien held various finance positions at Racal Interlan, Inc., Prime Computer, Compugraphic Corporation, and the General Electric Company. The Company has announced that Mr. O'Brien will retire on June 30, 2015.
Mr. Powell has been an executive vice president since March 2013 and has supervisory responsibility for our stock-preparation, wood processing, and fiber-based products businesses. From September 2009 to March 2013, he was a senior vice president. From January 2008 to September 2009, Mr. Powell was vice president, new ventures, with principal responsibility for acquisition-related activities. Prior to joining us, Mr. Powell was the chairman and chief executive officer of Castion Corporation from April 2003 through December 2007.
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

Kadant Inc.	2014 Annual Report

Item 1A.    Risk Factors
Our business, results of operations and financial condition, and an investment in our securities, are subject to a number of risks. Among the risks that could materially negatively affect our results or cause our actual results to differ materially from those projected or indicated in any forward-looking statements are the following.
Adverse changes in global and local economic conditions may negatively affect our industry, business and results of operations.
We sell products worldwide to global process industries, and a significant portion of our revenues are from customers based in North America, Europe and China. Uncertainties in global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products and, as a consequence, our products and services, especially our capital equipment systems and products, and our operating results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other process industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in process industries, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular due to political or economic developments, could cause the expectations for our business to differ materially in the future.
Revenues from the sale of large capital equipment and systems projects are often difficult to predict accurately, especially in periods of economic uncertainty.
We manufacture capital equipment and systems used in process industries, including the paper industry. The demand for capital equipment is variable and depends on a number of factors, including consumer demand for end products, existing manufacturing capacity, and economic conditions. As a consequence, our bookings and revenues for capital projects tend to be uneven and difficult to predict. It is especially difficult to accurately forecast our operating results during periods of economic uncertainty. Paper and OSB companies curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. As paper and OSB companies consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity additions or expansion projects. Capacity growth and investment can be uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This has negatively affected our bookings and revenues in the past, particularly in China, and may negatively affect our operating results in the future.
Our sales of capital equipment in China tend to be more variable and are subject to a number of uncertainties.
Our bookings activity from China tends to be more variable than in other geographic regions, as the Chinese pulp and paper industry experiences periods of significant capacity expansion to meet demand followed by periods of reduced activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand.
In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer's specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. For this reason, we generally do not record signed contracts from customers in China for large stock-preparation systems as orders until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is canceled prior to the receipt of a down payment if we have commenced engineering or other work associated with the contract. We typically have inventory awaiting shipment to customers. We could incur a loss if contracts are canceled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is canceled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract, which could represent 80% or more of the total order.
A significant portion of our revenue in China is recognized upon shipment once we have secured final payment. In some cases, we will be unable to recognize any revenue on completed orders until after installation or acceptance of the equipment. Furthermore, customers in China often demand that deliveries of previously-ordered equipment be delayed to future periods for any number of reasons. As a result of these factors, our revenues recognized in China have varied, and will in the future vary, greatly from period to period and be difficult to predict.

Kadant Inc.	2014 Annual Report

Our results of operations may be adversely affected by currency fluctuations.
As a multinational corporation, we are exposed to fluctuations in currency exchange rates that impact our business in many ways. Although in general, our subsidiaries' costs are in the same currency as their revenues, changes in the relative values of currencies occur from time to time and can adversely affect our operating results. For example, the strengthening of the U.S. dollar relative to the euro and other currencies at the end of 2014 adversely affected our operating results, and may continue to adversely affect our operating results in 2015. Our major foreign currency exposures involve the currencies in Europe, China, Brazil, and Canada. While some risks can be hedged using derivatives or other financial instruments, or may be insurable, such attempts to mitigate these risks may be costly and not always successful.
The inability of our customers to obtain financing for capital equipment projects may affect our ability to recognize revenue and income.
Approximately 38% of our revenue in 2014 was from the sale of capital equipment to be used in process industries. Large capital equipment projects require a significant investment and may require our customers to secure financing from external sources. Our financial performance will be negatively impacted if there are delays in customers securing financing or our customers become unable to secure such financing due to any number of factors, including a tightening of monetary policy. For example, financing has recently become a significant problem for customers in Russia and China, and has caused us to delay the booking of some pending orders, as well as the shipment of some orders currently in our backlog. The inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, which are required in some cases to guarantee performance, during periods of economic uncertainty.
Our global operations subject us to economic risk as our results of operations may be adversely affected by changes in government regulations and policies.
Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks. Changes in government policies, political unrest, economic sanctions, trade embargoes, or other adverse trade regulations can negatively impact our business. For example, we operate significant manufacturing facilities and derive significant revenue from China. Changes in the policies of the Chinese government, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth to avoid inflation may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects.
We manufacture equipment used in the production of OSB and our financial performance may be adversely affected by lower levels of residential construction activity.
We manufacture stranders and related equipment used in the production of OSB, an engineered wood panel product used primarily in home construction. Our customers produce OSB principally for new residential construction, home repair and remodeling activities. As such, the operating results for our Wood Processing Systems segment correlate to a significant degree to the level of this residential construction activity, primarily in North America and, to a lesser extent, in Europe. Residential construction activity is influenced by a number of factors, including the supply of and demand for new and existing homes, new housing starts, unemployment rates, interest rate levels, availability of mortgage financing, mortgage foreclosure rates, seasonal and unusual weather conditions, general economic conditions and consumer confidence. In the U.S., the residential housing industry experienced a prolonged down cycle that began in 2006, although it has substantially improved in the last two years. A significant increase in long-term interest rates, tightened lending standards, continued high unemployment rates and other factors that reduce levels of residential construction activity could have a material adverse effect on our financial performance.
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

Kadant Inc.	2014 Annual Report

for wood building products. Lower demand for OSB products or a decline in the profitability of one or more of our customers could result in a reduction in spending on capital equipment or the shutdown or closure of an OSB mill, which could have a material adverse effect on our financial performance.
The development and increasing use of digital media has had, and will continue to have, an adverse impact on our Papermaking Systems segment.
Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, particularly in North America and Europe. Approximately 15% of our revenue in 2013 was to customers producing newsprint and printing and writing grades of paper. Significant declines in the production of printing and writing paper grades has also led to a drop in the construction of recycled tissue mills in North America and Europe, as those mills use printing and writing grades of waste paper as their fiber source. The increased use of digital media has had, and will continue to have, an adverse effect on demand for our products in those markets.
Price increases and shortages in raw materials and components could adversely impact our operating results.
We use a variety of raw materials and commodities to manufacture our products. Increases in the prices of such raw materials and commodities could adversely affect our operating results if we were unable to fully offset the effect of these increased costs through price increases, productivity improvements, or cost reduction programs.
We rely on suppliers to secure commodity and component products required for the manufacture of our products. A disruption in deliveries to or from suppliers or decreased availability of such components or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe our sources of raw materials and component products will generally be sufficient for our needs in the foreseeable future. However, our operating results could be negatively impacted if supply is insufficient for our operations.
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
We are dependent upon certain suppliers for components and raw materials.
Some of our businesses depend on certain suppliers to provide raw materials or other critical components of our equipment. If we could not obtain sufficient supplies of these components or these sources of supply ceased to be available to us, we could experience shortages in raw materials or be unable to meet our delivery commitments. Alternative sources of supply could be more expensive. Such events would have an adverse effect on our operating results.
Our business is subject to economic, currency, political, and other risks associated with international sales and operations.
We operate multiple manufacturing operations worldwide, including operations in Canada, China, Europe, Mexico, and Brazil, and sell our products globally. International revenues and operations are subject to a number of risks, including the following:

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

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages,
–	political unrest may disrupt commercial activities of ours or our customers,
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments, and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.

Kadant Inc.	2014 Annual Report

We operate manufacturing facilities throughout the world, which subjects us to varying risks of disrupted production.
We operate businesses with significant manufacturing facilities throughout the world. Our manufacturing facilities and operations could be disrupted by natural disaster, failure of equipment and operating systems, labor strike, war, political unrest, terrorist activity, or economic upheaval. Some of these conditions are more likely to occur in certain geographic regions in which we operate. In addition, equipment and operating systems necessary for our manufacturing businesses may break down, perform poorly or fail. Any such disruption could cause losses in efficiencies, delays in shipments of our products and the loss of sales and customers, and insurance proceeds may not adequately compensate us for our losses.
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
Any acquisition we complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired business. We are required to assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset, and our ability to realize the value of goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. We may incur impairment charges to write down the value of our goodwill and acquired intangible assets in the future if the assets are not deemed recoverable, which could have a material adverse effect on our operating results.
It may be difficult for us to implement our strategies for improving internal growth.
Some of the markets in which we compete are mature and have relatively low growth rates. We pursue a number of strategies to improve our internal growth, including:

–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities;
–	focusing on parts and consumables sales;
–	using low-cost manufacturing bases, such as China and Mexico;
–	allocating research and development funding to products with higher growth prospects;
–	developing new applications for our technologies;
–	combining sales and marketing operations in appropriate markets to compete more effectively;
–	finding new markets for our products; and
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth of product offerings.
We may not be able to successfully implement these strategies and these strategies may not result in the expected growth of our business.

Kadant Inc.	2014 Annual Report

We are subject to intense competition in all our markets.
We believe that the principal competitive factors affecting the markets for our products include technical expertise and process knowledge, product innovation, product quality, and price. Our competitors include a number of large multinational corporations that may have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products. Competitors' technologies may prove to be superior to ours. Our current products, those under development, and our ability to develop new technologies may not be sufficient to enable us to compete effectively. Competition, especially in China, has increased as new companies enter the market and existing competitors expand their product lines and manufacturing operations.
Adverse changes to the soundness of our suppliers and customers could affect our business and results of operations.
All of our businesses are exposed to risk associated with the creditworthiness of our key suppliers and customers, including pulp and paper manufacturers and other industrial customers, many of which may be adversely affected by volatile conditions in the financial markets, worldwide economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at any of our suppliers or customers. The consequences of such adverse effects could include the interruption of production at the facilities of our suppliers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products or pay amounts due, and bankruptcy of customers or other creditors. Any adverse changes to the soundness of our suppliers or customers may adversely affect our cash flows, profitability, or financial condition.
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
We have undertaken various restructuring measures in the past in response to changing market conditions in the countries in which we operate and we may engage in additional cost reduction programs in the future. The costs of these programs may be significant and we may not recoup the costs of these programs. In connection with any future plant closures, delays or failures in the transition of production from existing facilities to our other facilities in other geographic regions could also adversely affect our results of operations. In addition, it is difficult to accurately forecast our financial performance in periods of economic uncertainty in a region or globally, and the efforts we have made or may make to align our cost structure may not be sufficient or able to keep pace with rapidly changing business conditions. Our profitability may decline if our restructuring efforts do not sufficiently reduce our future costs and position us to maintain or increase our sales.
 Adverse changes to the soundness of financial institutions could affect us.
We have relationships with many financial institutions, including lenders under our credit facilities and insurance underwriters, and from time to time we execute transactions with counterparties in the financial industry, such as our interest rate swap arrangement and other hedging transactions. In addition, our subsidiaries in China often hold banker's acceptance drafts that are received from customers in the normal course of business. These drafts may be discounted or used to pay vendors prior to the scheduled maturity date or submitted to an acceptance bank for payment at the scheduled maturity date. These financial institutions or counterparties could be adversely affected by volatile conditions in the financial markets, economic downturns, and difficult economic conditions. These conditions could result in financial instability, bankruptcy, or other adverse effects at these financial institutions or counterparties. We may not be able to access credit facilities in the future, complete transactions as intended, or otherwise obtain the benefit of the arrangements we have entered into with such financial parties, which could adversely affect our business and results of operations.

Kadant Inc.	2014 Annual Report

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
Our existing indebtedness bears interest at floating rates and as a result, our interest payment obligations on our indebtedness will increase if interest rates increase. A portion of our variable rate interest payment obligations is hedged through interest rate swap agreements entered into in May 2006 and January 2015. The counterparty to the swap agreements could demand an early termination of the swap agreements if we were to be in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we were unable to cure the default. If either of these swap agreements were to be terminated prior to the scheduled maturity date and if we were required to pay cash for the value of the swap, we would incur a loss, which would adversely affect our financial results.
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

Kadant Inc.	2014 Annual Report

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
We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as Resource Information Systems Inc., Forest Economic Advisors, the U.S. Census Bureau, and various market news agencies that we believe to be reliable. However, we have not independently verified this information, and with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which such information is based. Forecasted and other forward-looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.
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

Kadant Inc.	2014 Annual Report

unauthorized access could be caused by external theft or attack, misconduct by our employees, suppliers, or competitors, or natural disasters. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Our share price fluctuates and experiences price and volume volatility.
Stock markets in general and our common stock in particular experience significant price and volume volatility from time to time. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines,
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting,
–	fluctuations in revenues due to customer-initiated delays in product shipments,
–	failure of a customer to comply with an order's contractual obligations or inability of a customer to provide financial assurances of performance,
–	adverse changes in demand for and market acceptance of our products,
–	competitive pressures resulting in lower sales prices for our products,
–	adverse changes in the process industries we serve,
–	delays or problems in our introduction of new products,
–	delays or problems in the manufacture of our products,
–	our competitors' announcements of new products, services, or technological innovations,
–	contractual liabilities incurred by us related to guarantees of our product performance,
–	increased costs of raw materials or supplies, including the cost of energy,
–	changes in the timing of product orders,
–	changes in the estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, or expenses,
–	the impact of acquisition accounting, including the treatment of acquisition and restructuring costs as period costs,
–	fluctuations in our effective tax rate,
–	the operating and share price performance of companies that investors consider to be comparable to us, and
–	changes in global financial markets and global economies and general market conditions.
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

Kadant Inc.	2014 Annual Report

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of year-end 2014 are as follows:

Papermaking Systems Segment
We own approximately 1,828,000 square feet and lease approximately 159,000 square feet, under leases expiring on various dates ranging from 2015 to 2023, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2049 to 2061. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Valinhos, Brazil; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Theodore, Alabama, U.S.A; Weesp, The Netherlands; Wuxi, China; Hindas, Sweden; Guadalajara, Mexico; Bury, England; Norrkoping, Sweden; Mason, Ohio, U.S.A; Huskvarna, Sweden; and Summerstown, Ontario, Canada.

Wood Processing Systems Segment
We lease approximately 56,000 square feet of manufacturing and office space located in Surrey, British Columbia, Canada under a lease expiring in 2016.

Fiber-based Products
We own approximately 31,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 54,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.

Corporate
We lease approximately 12,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2017.

Item 3.    Legal Proceedings
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI". The closing market price on the New York Stock Exchange for our common stock on March 6, 2015 was $46.28 per share.

Kadant Inc.	2014 Annual Report

The following table sets forth the high and low sales prices of our common stock for 2014 and 2013, as reported in the consolidated transaction reporting system.

	2014		2013
Quarter	High	Low	High	Low
First	$41.46	$33.37	$28.74	$24.10
Second	39.45	33.30	32.20	24.15
Third	40.99	36.97	35.04	30.32
Fourth	44.39	36.15	41.95	31.11

The following table sets forth the per share dividends declared on our common stock for 2014 and 2013.

Quarter	2014	2013
First	$0.15	$0.125
Second	$0.15	$0.125
Third	$0.15	$0.125
Fourth	$0.15	$0.125

On March 9, 2015, our board of directors raised our quarterly cash dividend to $0.17 per share and we expect to pay comparable cash dividends in the future. Nonetheless, the payment of dividends in the future will be at the discretion of the board of directors and will depend upon, among other factors, our earnings, capital requirements, and financial condition. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

Holders of Common Stock
As of February 20, 2015, we had approximately 3,478 holders of record of our common stock. This does not include holdings in street or nominee name.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us of our common stock during the fourth quarter of 2014:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
9/28/14 – 10/31/14	—	—	—	$24,954,172
11/1/14 – 11/30/14	—	—	—	$20,000,000
12/1/14 – 1/3/15	50,000	$39.53	50,000	$18,023,498
Total	50,000	$39.53	50,000
___________________________________

(1)
On November 4, 2013, we announced that our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. In the fourth quarter of 2014, no shares were repurchased under this authorization.

(2)
On July 28, 2014, we announced that our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015. Repurchases may be made in public or private transactions, including under Securities Exchange Act Rule 10b-5-1 trading plans. In the fourth quarter of 2014, we repurchased 50,000 shares of our common stock for $2.0 million under this authorization.

Kadant Inc.	2014 Annual Report

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

	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015
Kadant Inc.	100.00	147.68	141.67	164.54	258.82	273.08
Russell 3000	100.00	116.93	118.13	135.20	182.91	206.61
Dow Jones U.S. Paper Total Stock Market	100.00	114.57	121.41	150.73	205.84	226.43

Kadant Inc.	2014 Annual Report

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	2014 (a) (b)	2013 (c)	2012 (d)	2011 (e)	2010 (f)
Statement of Income Data
Revenues	$402,127	$344,499	$331,751	$335,460	$270,029
Operating Income	42,086	33,303	36,444	38,710	24,949
Amounts Attributable to Kadant:
Income from Continuing Operations	28,682	23,481	30,880	33,584	18,409
(Loss) Income from Discontinued Operation	(23)	(62)	743	(9)	98
Net Income	$28,659	$23,419	$31,623	$33,575	$18,507
Earnings per Share for Continuing Operations:
Basic	$2.61	$2.11	$2.70	$2.77	$1.49
Diluted	$2.56	$2.07	$2.66	$2.74	$1.48
Earnings per Share:
Basic	$2.61	$2.10	$2.76	$2.77	$1.50
Diluted	$2.56	$2.07	$2.73	$2.74	$1.48
Cash Dividend Declared per Common Share	$0.60	$0.50	$—	$—	$—
Balance Sheet Data
Working Capital (g)	$96,504	$106,486	$100,301	$78,499	$79,006
Total Assets	413,747	442,168	358,948	358,398	336,772
Long-Term Obligations	25,250	38,010	6,250	11,750	17,250
Stockholders' Equity	265,459	270,421	249,967	223,630	207,301
______________________

(a)	Includes $0.8 million of pre-tax restructuring costs.

(b)	Fiscal year 2014 contains 53 weeks and fiscal years 2013, 2012, 2011, and 2010 each contain 52 weeks.

(c)	Includes a $1.7 million pre-tax gain on the sale of real estate and $1.8 million of pre-tax restructuring costs.

(d)	Includes a $4.6 million discrete tax benefit primarily due to the reversal of valuation allowances on certain deferred tax assets.

(e)
Includes a $6.2 million discrete tax benefit primarily due to the reversal of valuation allowances on certain deferred tax assets, a $2.3 million pre-tax gain on the sale of real estate, and $0.4 million of pre-tax restructuring costs.

(f)	Includes a $1.0 million pre-tax gain on the sale of real estate, a $0.2 million pre-tax curtailment gain, and $0.2 million of pre-tax restructuring costs.

(g)	Includes ($0.1) million, ($0.1) million, $0.1 million, ($2.0) million, and ($2.0) million in 2014, 2013, 2012, 2011, and 2010, respectively, associated with the discontinued operation.

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
Our continuing operations are comprised of two reportable operating segments: Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, and other process industries. Through our Wood Processing Systems segment, we design, manufacture, and market stranders and related equipment used in the production of OSB and sell debarking and wood chipping equipment used in the forest products and the pulp and paper industries. Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers

Kadant Inc.	2014 Annual Report

for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

2014 Acquisitions
In October 2014, our Papermaking Systems segment acquired certain assets of the screen cylinder business of a U.S.-based company for approximately $9.2 million in cash. This technology-based acquisition enhances our stock-preparation equipment product offerings to pulp and paper mills worldwide. At the beginning of 2014, our Papermaking Systems segment acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2.7 million in cash. An additional 1 million euros, or approximately $1.2 million as of January 3, 2015, of contingent consideration is due to the sellers within two years after the closing date if certain conditions specified in the purchase agreement are met.

2013 Acquisitions
In April 2013, our Papermaking Systems segment acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8.1 million in cash and $0.5 million in assumed liabilities owed to us. CBTI was a long-time licensee of our doctoring, cleaning, filtration, and stock preparation products. In addition, in May 2013, our Papermaking Systems segment acquired certain assets of a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems for approximately $7.2 million in cash, including $0.1 million paid as a post-closing adjustment in 2014. This acquisition expanded our product offerings in our Stock-Preparation product line, particularly for virgin pulp and approach flow applications.
In November 2013, we acquired all the outstanding shares of Carmanah for $52.3 million, including $0.7 million paid as a post-closing adjustment in 2014. Carmanah, located in Surrey, British Columbia, Canada is a global leader in the design and manufacture of stranders and related equipment used in the production of oriented strand board. Carmanah also supplies debarking and wood chipping equipment used in the forest products and the pulp and paper industries. The results for Carmanah are included in our Wood Processing Systems segment.

International Sales
During 2014 and 2013, approximately 57% and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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

Kadant Inc.	2014 Annual Report

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

•
Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to ASC 605 were $19.1 million in 2014, $19.8 million in 2013, and $42.2 million in 2012. We determine the percentage of completion by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our actual results were to differ from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.

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
Warranty Obligations. We offer warranties of various durations to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate terms regarding warranty coverage and length of warranty depending on the products and their applications. Our standard mechanical warranties require us to repair or replace a defective product during the warranty period at no cost to the customer. We record an estimate for warranty-related costs at the time of sale based on our actual historical occurrence rates and repair costs, as well as knowledge of any specific warranty problems that indicate that projected warranty costs may vary from historical patterns. These estimates are revised for variances between actual and expected claims rates. While our warranty costs have historically been within our expectations and the provisions established, we may not continue to experience the same warranty return rates or repair costs that we have in the past.

Kadant Inc.	2014 Annual Report

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
We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Our tax valuation allowance was $13.0 million at year-end 2014. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2014, we continued to maintain a valuation allowance in the U.S. against certain of our state operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions in the U.S. As of year-end 2014, we maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At year-end 2014, we believe that we have appropriately accounted for any liability for unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We reinvest certain earnings of our international subsidiaries indefinitely, and accordingly, we do not provide for U.S. income taxes that could result from the remittance of such foreign earnings. Through year-end 2014, we have not provided for U.S. income taxes on approximately $169.2 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit these foreign earnings to the U.S., would be approximately $3.0 million.
Valuation of Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a significant decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, we have the option to first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
At January 3, 2015, we performed a quantitative goodwill impairment assessment for all of our reporting units, which indicated that the fair value of each reporting unit exceeded its carrying value and, as a result, the second step of the quantitative process was not required.
At January 3, 2015, we performed a quantitative impairment analysis on our indefinite-lived intangible asset and determined that the asset was not impaired.
Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No indicators of impairment were identified in 2014.
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

Kadant Inc.	2014 Annual Report

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
Pension and Other Retiree Benefits. We sponsor a noncontributory defined benefit retirement plan for the benefit of eligible employees at our Kadant Solutions division and the corporate office. Our unfunded benefit obligation related to this plan totaled $3.2 million at year-end 2014 and the fair value of plan assets totaled $29.0 million. In addition, several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans with an aggregate unfunded benefit obligation of $6.1 million at year-end 2014.
The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans' measurement dates. The fair value of plan assets is determined based on quoted market prices and observable market inputs. The unrecognized actuarial loss associated with these plans totaled $9.1 million at year-end 2014, $0.5 million of which we expect to recognize in 2015. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. The projected benefit obligation and expense associated with these plans are sensitive to changes in the discount rate. For the noncontributory benefit retirement plan at our Kadant Solutions division, a 50 basis point decrease in the 2014 discount rate would have resulted in an increase in pension expense of $0.2 million and an increase in the projected benefit obligation of $2.6 million.
Industry and Business Outlook
Our products are primarily sold in global process industries, including papermaking, paper recycling, and OSB. Our bookings increased $90 million, or 26%, to $433 million in 2014 compared to $343 million in 2013. This increase includes $40 million from acquisitions, offset in part by a $2 million decrease due to the unfavorable effect of currency translation. Our financial results were negatively affected by foreign currency translation in 2014 due to the strengthening of the U.S. dollar and we expect this trend to continue in 2015.
Our primary market is the papermaking and paper recycling industries, which have been negatively affected by the development and increasing use of digital media. While we expect the decline in the use of newsprint and writing paper grades to continue, we expect global containerboard and tissue production to be stable or increase. Our revenue and income tends to be variable as producer demand for our capital equipment products is highly dependent on regional economic conditions and industry perceptions. This compares to demand for our parts and consumables products, which tends to be more predictable. In 2014, approximately 38% of our revenue was from the sale of capital equipment and 62% was from the sale of parts and consumables products.
In 2014, the North American papermaking and paper recycling market continued to be our most significant market. Based on information provided by Resource Information Systems Inc., paper and board production in North America experienced a slight decline in 2014 attributed entirely to printing, writing, and newsprint grades which decreased 5.4% in 2014 compared to 2013. Board production, on the other hand, was up 1.5% in 2014 compared to 2013 led by containerboard production. Operating rates in the relatively strong containerboard sector were 95% for 2014 while paper mills ran at an average operating rate of 89% in 2014 and 2013. U.S. OSB production increased 4.1% in 2014 compared to 2013, while Canadian OSB production increased 9.7%. The outlook for U.S. lumber and structural wood panels, which includes OSB, is expected to see continued growth in 2015 due in large part to new housing starts and home sales expected to be the highest since 2007, according to Freddie Mac's U.S. Economic and Housing Market Outlook for March 2015. Our bookings in North America were $231 million in 2014, up 43% compared to 2013, including 14% from acquisitions.
The overall market in Europe continued to be weak but stable in 2014. Our bookings in Europe were $84 million in both 2014 and 2013. Our bookings in China were $70 million in 2014, up 40% compared to 2013; however, the overall economy in China continues to soften with news agencies reporting 2014 economic growth at 7.4% and over-capacity in the paper industry negatively impacting investments for capital equipment such as ours. In South America, the Brazilian economy remains sluggish with 2014 growth of less than 1%. Our bookings in South America reflected the general economic slowdown and were down 20% to $22 million in 2014 compared to $28 million in 2013.
We expect to achieve GAAP diluted earnings per share (EPS) from continuing operations of $3.05 to $3.15 in 2015 on revenue of $413 to $423 million. The 2015 guidance includes an unfavorable foreign currency translation effect of $17 million on revenue and $0.12 on diluted EPS compared to 2014. Due to the variability of order flow and shipments of capital projects, we expect the first quarter of 2015 to be weaker with stronger successive quarterly operating results for the remainder of the year. For the first quarter of 2015, we expect to achieve GAAP diluted EPS from continuing operations of $0.57 to $0.59, including $0.01 of restructuring costs and $0.01 of expense related to acquired inventory and backlog, on revenue of $94 to $96 million.

Kadant Inc.	2014 Annual Report

Results of Operations
2014 Compared to 2013
The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2014	2013
Revenues	100%	100%
Costs and Operating Expenses:
Cost of revenues	56	54
Selling, general, and administrative expenses	32	34
Research and development expenses	2	2
Restructuring costs and other income, net	—	—
	90	90
Operating Income	10	10
Interest Income (Expense), Net	—	—
Income from Continuing Operations Before Provision for Income Taxes	10	10
Provision for Income Taxes	3	3
Income from Continuing Operations	7%	7%

Revenues
Revenues for 2014 and 2013 are as follows:

(In thousands)	2014	2013
Revenues:
Papermaking Systems	$348,199	$328,708
Wood Processing Systems	41,647	4,573
Fiber-based Products	12,281	11,218
	$402,127	$344,499

Papermaking Systems Segment. Revenues at the Papermaking Systems segment increased $19.5 million, or 6%, to $348.2 million in 2014 from $328.7 million in 2013 primarily due to increased demand for our parts and consumables products in our Fluid-Handling product line and the inclusion of $8.5 million in revenues from acquisitions. These increases were offset in part by a decrease of $1.8 million from the unfavorable effects of currency translation. We expect to also have unfavorable effects of currency translation on revenues in 2015 compared to 2014.

Wood Processing Systems Segment. Revenues of $41.6 million in 2014 represent a full year of revenues from our acquired business compared to approximately two months of revenues totaling $4.6 million in 2013.

Fiber-based Products. Revenues increased $1.1 million, or 9%, to $12.3 million in 2014 from $11.2 million in 2013 due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2014 and 2013, and the changes in revenues by product line between 2014 and 2013 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of 2014 revenues in local currency into U.S. dollars at the 2013 exchange rates, and then comparing this result to the actual revenues in 2013. The presentation of the changes in revenues by product line excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods or forecasts. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

Kadant Inc.	2014 Annual Report

(In thousands)	2014	2013	Increase	Increase Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$127,496	$122,704	$4,792	$4,787
Doctoring, Cleaning, & Filtration	117,389	112,600	4,789	5,725
Fluid-Handling	103,314	93,404	9,910	10,799
	$348,199	$328,708	$19,491	$21,311

Revenues in our Stock-Preparation product line in 2014 increased $4.8 million, or 4%, due to the inclusion of $6.0 million in revenues from acquisitions and increased demand for our products at our North American operations, offset in part by decreased demand for our products at our South American and Chinese operations. Revenues in our Doctoring, Cleaning, & Filtration product line in 2014 included $2.5 million in revenues from acquisitions and a decrease of $0.9 million from the unfavorable effect of currency translation compared to 2013. Excluding revenues from acquisitions and the unfavorable effect of currency translation, revenues from our Doctoring, Cleaning, & Filtration product line in 2014 increased $3.3 million compared to 2013, primarily due to increased demand for our products at our North American operations. Excluding the unfavorable effect of currency translation, revenues in our Fluid-Handling product line increased $10.8 million, or 12%, in 2014 compared to 2013, primarily due to increased demand for our parts and consumables products at our European and North American operations.

Gross Profit Margin
Gross profit margins for 2014 and 2013 are as follows:

Gross Profit Margin:	2014	2013
Papermaking Systems	45.4%	46.1%
Wood Processing Systems	35.4%	20.0%
Fiber-based Products	45.7%	46.6%
	44.4%	45.8%

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment decreased to 45.4% in 2014 from 46.1% in 2013 primarily due to lower margins achieved on our capital products.

Wood Processing Systems Segment. The gross profit margin at the Wood Processing Systems segment increased to 35.4% in 2014, which included a full year of activity, compared to 20.0% in 2013, which included approximately two months of activity. The gross profit margin in both periods was reduced by amortization expense associated with acquired profit in inventory totaling $2.1 million and $1.1 million in 2014 and 2013, respectively. This expense had the effect of lowering the gross profit margin by 5.1 percentage points and 24.5 percentage points in 2014 and 2013, respectively.

Fiber-based Products. The gross profit margin decreased to 45.7% in 2014 from 46.6% in 2013 primarily due to the higher cost of natural gas used in the production process.

 Operating Expenses
Selling, general, and administrative expenses increased $11.7 million, or 10%, to $129.3 million in 2014 from $117.6 million in 2013, including increases of $8.0 million from selling, general, and administrative expenses from our acquisitions as well as transaction-related expenses, offset in part by $0.7 million from the favorable effect of foreign currency translation.
Total stock-based compensation expense was $5.8 million and $5.2 million in 2014 and 2013, respectively, and is included in selling, general, and administrative expenses.
Research and development expenses decreased $0.5 million, or 8%, to $6.2 million in 2014 from $6.7 million in 2013 and represented 2% of revenues in both periods. The decrease in research and development expenses in 2014 primarily related to a reduction in product development costs at our Stock-Preparation product line. This decrease was offset in part by an increase at our Wood Processing Systems segment due to a full year of costs in 2014 compared to approximately two months in 2013.

Kadant Inc.	2014 Annual Report

Restructuring Costs and Other Income, Net
Restructuring costs and other income, net were costs of $0.8 million and $0.1 million in 2014 and 2013, respectively.
The 2014 restructuring charges included severance costs of $0.3 million associated with the reduction of eight employees in Brazil and $0.1 million associated with the reduction of three employees in Sweden. In addition, we recorded facility-related costs of $0.4 million. We estimate annualized savings of $0.7 million in selling, general, and administrative expenses and $0.3 million in cost of revenues once these restructuring actions have been completed.
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
These actions were taken to streamline our operations as a result of our acquisitions in 2013 and 2014. All of these items occurred in the Papermaking Systems segment.

Interest Income
Interest income decreased $0.2 million, or 36%, to $0.4 million in 2014 from $0.6 million in 2013 primarily due to lower average interest rates in 2014.

Interest Expense
Interest expense increased $0.1 million, or 7%, to $1.0 million in 2014 from $0.9 million in 2013 primarily due to higher average outstanding borrowings, offset in part by lower average interest rates in 2014.

Provision for Income Taxes
Our provision for income taxes was $12.4 million and $9.3 million in 2014 and 2013, respectively, and represented 30% and 28% of pre-tax income. The effective tax rate of 30% in 2014 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, the release of tax reserves that resulted from the expiration of tax statutes of limitations, and the release of state tax reserves in the U.S. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses and a reduction in deferred tax assets. The effective tax rate of 28% in 2013 was lower than our statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, our effective tax rate in 2013 benefited from the release of valuation allowances in the U.S. and several foreign jurisdictions due to an increase in current year and projected future income. We expect our effective tax rate in 2015 will be approximately 33% to 34% compared to 30% in 2014, due in part to a shift in the geographic distribution of earnings and the expiration of U.S. tax legislation at the end of 2014.

Income from Continuing Operations
Income from continuing operations increased $5.4 million, or 23%, to $29.1 million in 2014 from $23.7 million in 2013, including an increase in operating income of $8.8 million offset in part by an increase in provision for income taxes of $3.1 million (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Recent Accounting Pronouncements
Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11. Currently, GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. We adopted this ASU in fiscal 2014 and it did not have an impact on our consolidated financial statements.

Kadant Inc.	2014 Annual Report

Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued ASU No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for us beginning in fiscal 2015. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for us beginning in fiscal 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification (ASC) 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The new guidance is effective for us beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15, which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for us beginning in fiscal 2017, and for annual periods and interim periods thereafter. Early adoption is permitted. We will evaluate the going concern considerations in this ASU; however, management does not currently believe that we will meet the conditions that would subject our financial statements to additional disclosure.
Business Combinations (Topic 805): Pushdown Accounting. In November 2014, the FASB issued ASU No. 2014-17, which provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred or in a subsequent period. If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with Topic 250, “Accounting Changes and Error Corrections.” The adoption of this ASU did not have an impact on our consolidated financial statements.
Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for us beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Kadant Inc.	2014 Annual Report

2013 Compared to 2012
The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2013	2012
Revenues	100%	100%
Costs and Operating Expenses:
Cost of revenues	54	56
Selling, general, and administrative expenses	34	31
Research and development expenses	2	2
Restructuring costs and other expense (income), net	—	—
	90	89
Operating Income	10	11
Interest Income (Expense), Net	—	—
Income from Continuing Operations Before Provision for Income Taxes	10	11
Provision for Income Taxes	3	2
Income from Continuing Operations	7%	9%

Revenues
Revenues for 2013 and 2012 are as follows:

(In thousands)	2013	2012
Revenues:
Papermaking Systems	$328,708	$321,026
Wood Processing Systems	4,573	—
Fiber-based Products	11,218	10,725
	$344,499	$331,751

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

Wood Processing Systems Segment. Revenues of $4.6 million in 2013 represent approximately two months of revenues from our acquired business.

Fiber-based Products. Revenues increased $0.5 million, or 5%, to $11.2 million in 2013 from $10.7 million in 2012.

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

Kadant Inc.	2014 Annual Report

(In thousands)	2013	2012	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$122,704	$123,952	$(1,248)	$(3,586)
Doctoring, Cleaning, & Filtration	112,600	104,493	8,107	7,080
Fluid-Handling	93,404	92,581	823	372
	$328,708	$321,026	$7,682	$3,866

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

Gross Profit Margin
Gross profit margins for 2013 and 2012 are as follows:

Gross Profit Margin:	2013	2012
Papermaking Systems	46.1%	43.7%
Wood Processing Systems	20.0%	—%
Fiber-based Products	46.6%	50.1%
	45.8%	43.9%

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 46.1% in 2013 from 43.7% in 2012 due to the sale of an increased proportion of parts and consumables products as well as higher margins achieved on our parts and consumables products.

Wood Processing Systems Segment. The gross profit margin of 20.0% in 2013 included amortization expense associated with acquired profit in inventory, which totaled $1.1 million and had the effect of lowering the gross profit margin by 24.5 percentage points.

Fiber-based Products. The gross profit margin decreased to 46.6% in 2013 from 50.1% in 2012 primarily due to the higher cost of natural gas used in the production process.

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

Kadant Inc.	2014 Annual Report

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

Loss (Income) from Discontinued Operation
Loss from the discontinued operation was $0.1 million in 2013 compared to income of $0.7 million in 2012. The 2012 period included pre-tax income of $1.2 million from the discontinued operation primarily due to a benefit of $1.6 million from the reduction in the estimated claims associated with the class action lawsuit settled on October 24, 2011, partially offset by legal and associated costs of $0.4 million.

Liquidity and Capital Resources
Consolidated working capital was $96.5 million and $106.5 million at year-end 2014 and year-end 2013, respectively. Included in working capital are cash and cash equivalents of $45.4 million and $50.0 million at year-end 2014 and year-end 2013, respectively. At year-end 2014, $42.6 million of cash and cash equivalents was held by our foreign subsidiaries.

2014
Our operating activities provided cash of $48.9 million in 2014. Changes in working capital provided cash of $0.2 million in 2014, including $8.4 million from accounts receivable and $5.1 million from inventory, primarily due to the timing of payments and the shipment of several large stock-preparation equipment contracts in 2014. These sources of cash were offset in large part by uses of cash of $11.1 million from other current liabilities due to a decrease in customer deposits and, to a lesser extent, $2.3 million from unbilled contract costs and fees due to the timing of billings.
Our investing activities used cash of $18.5 million in 2014, including $12.0 million for acquisitions and $6.8 million for purchases of property, plant, and equipment.

Kadant Inc.	2014 Annual Report

Our financing activities used cash of $32.3 million in 2014, including cash used for principal payments on our outstanding debt obligations of $37.0 million, repurchases of our common stock on the open market of $15.1 million, and the payment of $6.3 million in cash dividends to stockholders. These uses of cash were offset in part by $24.5 million of proceeds from borrowings under our 2012 Credit Agreement.

2013
Our operating activities provided cash of $40.1 million in 2013, including $39.9 million provided by our continuing operations and $0.2 million provided by our discontinued operation. Changes in working capital provided cash of $3.5 million in 2013, including $5.9 million from other current liabilities and $2.6 million from accounts payable. Cash provided by an increase in other current liabilities primarily related to customer deposits on stock-preparation contracts. Cash provided by an increase in accounts payable was primarily due to the timing of payments. These sources of cash were offset in part by increases in accounts receivable and inventory, which used cash of $2.2 million and $2.0 million, respectively, primarily due to the timing of payments and production in 2013.
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

2012
Our operating activities provided cash of $29.1 million in 2012, including $30.5 million provided by our continuing operations and $1.4 million used by our discontinued operation. A decrease in other current liabilities used cash of $12.8 million in 2012 largely due to decreases in billings in excess of costs and fees and customer deposits both due to timing. A decrease in accounts payable used cash of $5.9 million in 2012 primarily due to a reduction in raw material purchases. Decreases in inventory and accounts receivable contributed cash of $10.3 million in 2012. The decrease in inventory resulted primarily from lower inventory requirements in 2012 compared to the prior year period and the decrease in accounts receivable resulted primarily from lower revenues. A decrease in the accrued liabilities of our discontinued operation used cash of $1.4 million in 2012. This decrease was due to the payment of claims and associated costs related to the Composites LLC class action settlement on October 24, 2011.
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
As of year-end 2014, the outstanding balance under the 2012 Credit Agreement was $20 million. As of January 3, 2015, we had $77.5 million of borrowing capacity available under the committed portion of our 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.
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

Kadant Inc.	2014 Annual Report

contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of January 3, 2015, we were in compliance with these covenants.
Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of January 3, 2015, the remaining balance on the 2006 Commercial Real Estate Loan was $5.8 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin.
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

Interest Rate Swap Agreements
We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the 2006 Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the 2006 Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63%. As of January 3, 2015, the interest rate swap agreement had an unrealized loss of $0.4 million. Our management believes that any credit risk associated with the 2006 Swap Agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.
On January 16, 2015, we entered into a swap agreement (2015 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2015 Swap Agreement expires on March 27, 2020 and has a $10 million notional value. Under the 2015 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 1.50% plus an applicable margin.
The counterparty to the 2006 and 2015 Swap Agreements could demand an early termination of the swap agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1.

Additional Liquidity and Capital Resources
On November 4, 2013, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from November 8, 2013 to November 8, 2014. We repurchased 405,135 shares of our common stock for $15.0 million under this authorization. On July 28, 2014, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015. Through year-end 2014, we had repurchased 50,000 shares of our common stock for $2.0 million under this authorization.
We paid cash dividends of $6.3 million and $4.2 million in 2014 and 2013, respectively, and on November 20, 2014, we declared a quarterly cash dividend totaling $0.15 per outstanding share of our common stock, or approximately $1.6 million, which was paid on February 13, 2015. In addition, on March 9, 2015, we declared a quarterly cash dividend of $0.17 per outstanding share of our common stock totaling approximately $1.8 million, which will be paid on May 14, 2015. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.
In 2014, we paid $11.8 million in aggregate for the acquisitions of the screen cylinder business of a U.S.-based company and a European producer of creping and coating blades.

Kadant Inc.	2014 Annual Report

As of year-end 2014, we had cash and cash equivalents of $45.4 million, of which $42.6 million was held by our foreign subsidiaries. It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through year-end 2014, we have not provided for U.S. income taxes on approximately $169.2 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.0 million.
Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $7 to $8 million during 2015 for property, plant, and equipment.
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

Contractual Obligations and Other Commercial Commitments
The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of year-end 2014, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Letters of credit and bank guarantees	$7.3	$1.4	$—	$—	$8.7
Retirement obligations on balance sheet	1.5	3.0	0.7	4.2	9.4
Long-term debt obligations	0.6	5.3	20.0	—	25.9
Operating lease obligations	2.4	2.0	0.2	—	4.6
Purchase obligations	0.6	—	—	—	0.6
Interest (c)	0.6	0.6	0.2	—	1.4
Acquisition consideration	1.1	—	—	—	1.1
Total (d)(e)	$14.1	$12.3	$21.1	$4.2	$51.7
_________________________________

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.

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

(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of year-end 2014.

(d)
This table excludes $0.1 million of accrued restructuring costs. In addition, the table excludes an unrealized loss of $0.4 million associated with our interest rate swap agreement as this amount would only be owed if the counterparty were to demand an early termination of the agreement in the event of a default under our 2012 Credit Agreement.

(e)
This table excludes a liability for unrecognized tax benefits and an accrual for the related interest and penalties totaling $6.1 million. Due to the uncertain nature of these income tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity.
We do not have special-purpose entities nor do we use off-balance-sheet financing arrangements.

Kadant Inc.	2014 Annual Report

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We entered into "receive-variable pay-fixed" swap agreements in 2006 and 2008 to hedge our exposure to variable rate long-term debt. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. We do not engage in extensive foreign currency hedging activities; however, the purpose of our foreign currency hedging activities is to protect our local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward currency-exchange contracts hedge transactions primarily denominated in U.S. dollars, euros, and Chinese renminbi. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting from the transactions being hedged. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rates
Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in an immaterial impact on net income in both 2014 and 2013.
Our outstanding debt and interest rate swap agreements are sensitive to changes in interest rates. A portion of our outstanding debt at year-end 2014 and 2013 was hedged with "receive-variable pay-fixed" swap agreements. The fair values of the swap agreements are sensitive to changes in the 3-month LIBOR forward curve. A 10% decrease in the 3-month LIBOR forward curve would have resulted in an immaterial impact on unrealized losses at year-end 2014 and 2013.

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish krona. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies at year-end 2014 and 2013, relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $21.1 million and $21.0 million, respectively.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% adverse change in year-end 2014 and 2013 foreign currency exchange rates related to our contracts would have resulted in an increase in unrealized losses on forward currency-exchange contracts of $1.7 million and $0.3 million in 2014 and 2013, respectively. Since we use forward currency-exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward currency-exchange contracts resulting from changes in foreign currency exchange rates would be offset primarily by corresponding changes in the fair value of the hedged items.

Item 8.    Financial Statements and Supplementary Data
This data is submitted as a separate section to this Report. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2015. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated

Kadant Inc.	2014 Annual Report

to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of January 3, 2015, our Chief Executive Officer and Chief Financial Officer concluded that as of January 3, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2015. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that as of January 3, 2015 our internal control over financial reporting is effective based on the criteria issued by COSO.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
This information will be included under the heading "Election of Directors" in our 2015 proxy statement for our 2015 Annual Meeting of Shareholders and is incorporated in this Report by reference, except for the information concerning executive officers, which is included under the heading "Executive Officers of the Registrant" in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance" in our 2015 proxy statement and is incorporated in this Report by reference.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2015 proxy statement and is incorporated in this Report by reference.

Item 11.    Executive Compensation
This information will be included under the headings "Executive Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation", and "Compensation Discussion and Analysis" in our 2015 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2014 Annual Report

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information concerning equity compensation plans, this information will be included under the heading "Stock Ownership" in our 2015 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of January 3, 2015:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	684,058	(1)	$24.19	(1)	772,573	(2)
Equity compensation plans not approved by security holders	—		$—		—
Total	684,058	(1)	$24.19	(1)	772,573	(2)
__________________________________

(1)	Excludes an aggregate of 83,172 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

(2)	Includes an aggregate of 83,172 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2015 proxy statement and is incorporated in this Report by reference.

Item 14.    Principal Accountant Fees and Services
This information will be included under the heading "Independent Registered Public Accounting Firm" in our 2015 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2014 Annual Report

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):
Reports of Independent Registered Public Accounting Firm
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

(3)
Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 38. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b)	Exhibits
See the Exhibit Index beginning on page 38.

Kadant Inc.	2014 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KADANT INC.

Date: March 18, 2015	By:	/s/ Jonathan W. Painter
Jonathan W. Painter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 18, 2015.

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

2.1
Share Purchase Agreement dated November 1, 2013, among Birch Hill Equity Partners II (QLP) L.P., Birch Hill Equity Partners II (Entrepreneurs) L.P., Birch Hill Equity Partners II (Barbados) L.P., TD Capital Group Limited, James Best, Robert McNicol, Ritchie McDonald, David Evans, Patrick Hinds, Michael Colwell, Stephen Lee, Birch Hill Equity Partners II Ltd., and Kadant Canada Corp. (filed as Exhibit 2.4 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 [File No. 1-11406] and incorporated in this document by reference).

3.1
Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 1-11406] and incorporated in this document by reference).

3.2
Amended and Restated Bylaws of the Registrant effective November 20, 2014 (filed as Exhibit 3.1 to the Registrant's Form 8-K [File No. 1-11406] filed with the Commission on November 25, 2014 and incorporated in this document by reference).

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

10.4*
Amended and Restated 2006 Equity Incentive Plan of the Registrant effective as of May 20, 2014 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 [File No. 1-11406] and incorporated in this document by reference).

10.5*
Cash Incentive Plan of the Registrant (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

10.6*
Restoration Plan of the Registrant (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 [File No. 1-11406] and incorporated in this document by reference).

10.7*
Amendments to the Restoration Plan of the Registrant effective as of May 20, 2014 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 [File No. 1-11406] and incorporated in this document by reference).

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

10.11*
Notice of Amendment to Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 [File No. 1-11406] and incorporated in this document by reference).

10.12*
Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards on or after March 5, 2014 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 [File No. 1-11406] and incorporated in this document by reference).

10.13*
Form of Time-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards on or after March 5, 2014 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 [File No. 1-11406] and incorporated in this document by reference).

10.14*
Form of Stock Option Agreement between the Company and its executive officers used for stock option awards (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 2010 [File No. 1-11406] and incorporated in this document by reference).

10.15*
Notice of Amendment to Stock Option Agreements between the Company and its executive officers used for stock option awards (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 [File No. 1-11406] and incorporated in this document by reference).

10.16*
Executive Transition Agreement between the Registrant and Thomas M. O'Brien as of September 15, 2014 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 [File No. 1-11406] and incorporated in this document by reference).

10.17*
Notice dated September 15, 2014 of the termination of the Amended and Restated Executive Retention Agreement dated December 8, 2008 between the Registrant and Thomas M. O'Brien (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 [File No. 1-11406] and incorporated in this document by reference).

10.18*
Notice dated September 15, 2014 of the amendment to the restricted stock unit award agreements granted by the Registrant to Thomas M. O'Brien (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 [File No. 1-11406] and incorporated in this document by reference).

10.19*
Notice dated September 15, 2014 of the amendment to the stock option agreements granted by the Registrant to Thomas M. O'Brien (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 [File No. 1-11406] and incorporated in this document by reference).

10.20
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

10.21
First Amendment to Credit Agreement dated November 1, 2013, among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, RBS Citizens, N.A., as Administrative Agent and Multi-currency Administrative Agent (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 2013 [File No. 1-11406] and incorporated in this document by reference).

Exhibit Index

Exhibit Number	Description of Exhibit

10.22
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

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-15(e) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

Exhibit Index

Exhibit Number	Description of Exhibit

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

(1)
The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet as of January 3, 2015 and December 28, 2013, (ii) Consolidated Statement of Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, (iii) Consolidated Statement of Comprehensive Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012,  (iv) Consolidated Statement of Cash Flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, (v) Consolidated Statement of Stockholders' Equity for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, and (vi) Notes to Consolidated Financial Statements.

Kadant Inc.
Annual Report on Form 10-K
Index to Consolidated Financial Statements and Schedule
The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of January 3, 2015 and December 28, 2013	F-4

Consolidated Statement of Income for the years ended January 3, 2015, December 28, 2013, and December 29, 2012	F-5

Consolidated Statement of Comprehensive Income for the years ended January 3, 2015, December 28, 2013, and December 29, 2012	F-6

Consolidated Statement of Cash Flows for the years ended January 3, 2015, December 28, 2013, and December 29, 2012	F-7

Consolidated Statement of Stockholders' Equity for the years ended January 3, 2015, December 28, 2013, and December 29, 2012	F-8

Notes to Consolidated Financial Statements	F-9

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts	F-43

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kadant Inc.:
We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended January 3, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kadant Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
March 18, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kadant Inc.:
We have audited Kadant Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kadant Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kadant Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended January 3, 2015, and our report dated March 18, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
March 18, 2015

Kadant Inc.	2014 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$45,378	$50,032
Restricted cash	415	168
Accounts receivable, less allowances of $2,198 and $2,689	58,508	70,271
Inventories	55,223	62,805
Current deferred tax asset	9,536	10,361
Unbilled contract costs and fees	5,436	3,679
Other current assets	9,062	8,828
Assets of discontinued operation	116	144
Total Current Assets	183,674	206,288
Property, Plant, and Equipment, at Cost, Net	44,965	44,885
Other Assets	10,272	11,230
Intangible Assets	46,954	47,850
Goodwill	127,882	131,915
Total Assets	$413,747	$442,168

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations (Note 6)	$611	$625
Accounts payable	27,233	28,388
Accrued payroll and employee benefits	19,943	19,116
Customer deposits	18,452	28,174
Other current liabilities	20,718	23,286
Liabilities of discontinued operation	213	213
Total Current Liabilities	87,170	99,802
Long-Term Deferred Income Taxes (Note 5)	18,960	17,457
Other Long-Term Liabilities (Note 3)	16,908	16,478
Long-Term Obligations (Note 6)	25,250	38,010
Commitments and Contingencies (Note 7)
Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	98,769	96,809
Retained earnings	270,249	248,170
Treasury stock at cost, 3,760,019 and 3,524,742 shares	(87,727)	(76,339)
Accumulated other comprehensive items (Note 14)	(17,146)	710
Total Kadant Stockholders' Equity	264,291	269,496
Noncontrolling interest	1,168	925
Total Stockholders' Equity	265,459	270,421
Total Liabilities and Stockholders' Equity	$413,747	$442,168

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2014 Financial Statements

Consolidated Statement of Income

(In thousands, except per share amounts)	2014	2013	2012

Revenues (Note 12)	$402,127	$344,499	$331,751
Costs and Operating Expenses:
Cost of revenues	223,754	186,795	185,949
Selling, general, and administrative expenses	129,319	117,581	103,101
Research and development expenses	6,163	6,717	5,950
Restructuring and other expense (income), net (Note 8)	805	103	307
	360,041	311,196	295,307
Operating Income	42,086	33,303	36,444
Interest Income	398	623	319
Interest Expense	(966)	(900)	(833)
Income from Continuing Operations Before Provision for Income Taxes	41,518	33,026	35,930
Provision for Income Taxes (Note 5)	12,447	9,316	4,852
Income from Continuing Operations	29,071	23,710	31,078
(Loss) Income from Discontinued Operation (net of income tax benefit (expense) of $14, $34, and $(451) in 2014, 2013, and 2012, respectively; Note 9)	(23)	(62)	743
Net Income	29,048	23,648	31,821
Net Income Attributable to Noncontrolling Interest	(389)	(229)	(198)
Net Income Attributable to Kadant	$28,659	$23,419	$31,623

Amounts Attributable to Kadant:
Income from Continuing Operations	$28,682	$23,481	$30,880
(Loss) Income from Discontinued Operation	(23)	(62)	743
Net Income Attributable to Kadant	$28,659	$23,419	$31,623
Earnings per Share from Continuing Operations Attributable to Kadant (Note 13)
Basic	$2.61	$2.11	$2.70
Diluted	$2.56	$2.07	$2.66
Earnings per Share Attributable to Kadant (Note 13)
Basic	$2.61	$2.10	$2.76
Diluted	$2.56	$2.07	$2.73
Weighted Average Shares (Note 13)
Basic	10,988	11,153	11,456
Diluted	11,210	11,340	11,590
Cash Dividends Declared per Common Share	$0.60	$0.50	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2014 Financial Statements

Consolidated Statement of Comprehensive Income

(In thousands)	2014	2013	2012

Comprehensive Income
Net Income	$29,048	$23,648	$31,821
Other Comprehensive Items:
Foreign currency translation (loss) gain	(16,436)	838	4,324
Pension and other post-retirement liability adjustments, net (net of tax (benefit) provision of $(792), $1,564, and $28 in 2014, 2013, and 2012, respectively)	(1,407)	2,817	(35)
Deferred (loss) gain on hedging instruments (net of tax provision of $151, $1, and $206 in 2014, 2013, and 2012, respectively)	(159)	413	387
Other Comprehensive Items	(18,002)	4,068	4,676
Comprehensive Income	11,046	27,716	36,497
Comprehensive Income Attributable to Noncontrolling Interest	(243)	(272)	(234)
Comprehensive Income Attributable to Kadant	$10,803	$27,444	$36,263

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2014 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2014	2013	2012

Operating Activities
Net income attributable to Kadant	$28,659	$23,419	$31,623
Net income attributable to noncontrolling interest	389	229	198
Loss (income) from discontinued operation	23	62	(743)
Income from continuing operations	29,071	23,710	31,078
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	11,189	9,775	8,384
Stock-based compensation expense	5,813	5,216	4,766
Gain on sale of property, plant and equipment	(118)	(2,012)	(214)
Provision (benefit) for losses on accounts receivable	246	374	(14)
Deferred income tax provision (benefit)	2,951	(1,061)	(4,868)
Other items, net	547	1,485	1,107
Contributions to pension plan	(1,080)	(1,080)	(960)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,429	(2,197)	1,157
Unbilled contract costs and fees	(2,277)	(840)	236
Inventories	5,067	(2,005)	9,156
Other current assets	(563)	113	(696)
Accounts payable	652	2,552	(5,868)
Other current liabilities	(11,060)	5,905	(12,808)
Net cash provided by continuing operations	48,867	39,935	30,456
Net cash provided by (used in) discontinued operation	5	141	(1,348)
Net cash provided by operating activities	48,872	40,076	29,108
Investing Activities
Acquisitions, net of cash acquired	(11,984)	(65,594)	85
Purchases of property, plant, and equipment	(6,755)	(6,261)	(4,250)
Proceeds from sale of property, plant, and equipment	242	3,459	803
Dividend paid to noncontrolling interest	—	(731)	—
Other, net	—	971	(3)
Net cash used in continuing operations for investing activities	(18,497)	(68,156)	(3,365)
Financing Activities
Proceeds from issuance of short- and long-term obligations	24,512	53,609	5,000
Repayments of short- and long-term obligations	(36,953)	(21,849)	(10,375)
Purchases of Company common stock	(15,136)	(5,367)	(14,491)
Dividends paid	(6,339)	(4,189)	—
Change in restricted cash	(299)	(168)	700
Payment of debt issuance costs	—	(154)	(644)
Proceeds from issuance of Company common stock	1,119	337	358
Excess tax benefits from stock-based compensation awards	771	351	132
Net cash (used in) provided by continuing operations for financing activities	(32,325)	22,570	(19,320)
Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(2,704)	989	1,180
(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(4,654)	(4,521)	7,603
Cash and Cash Equivalents at Beginning of Year	50,032	54,553	46,950
Cash and Cash Equivalents at End of Year	$45,378	$50,032	$54,553

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2014 Financial Statements

Consolidated Statement of Stockholders' Equity

			Capital in				Accumulated Other		Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Interest	Equity
Balance at December 31, 2011	14,624,159	$146	$93,701	$198,706	2,983,717	$(62,118)	$(7,955)	$1,150	$223,630
Net income	—	—	—	31,623	—	—	—	198	31,821
Activity under stock plans	—	—	1,615	—	(123,752)	2,584	—	—	4,199
Tax benefits related to employees' and directors' stock plans	—	—	132	—	—	—	—	—	132
Purchases of Company common stock	—	—	—	—	633,581	(14,491)	—	—	(14,491)
Other comprehensive items	—	—	—	—	—	—	4,640	36	4,676
Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967
Net income	—	—	—	23,419	—	—	—	229	23,648
Dividends declared	—	—	—	(5,578)	—	—	—	—	(5,578)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(731)	(731)
Activity under stock plans	—	—	1,010	—	(143,804)	3,053	—	—	4,063
Tax benefits related to employees' and directors' stock plans	—	—	351	—	—	—	—	—	351
Purchases of Company common stock	—	—	—	—	175,000	(5,367)	—	—	(5,367)
Other comprehensive items	—	—	—	—	—	—	4,025	43	4,068
Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421
Net income	—	—	—	28,659	—	—	—	389	29,048
Dividends declared	—	—	—	(6,580)	—	—	—	—	(6,580)
Activity under stock plans	—	—	1,189	—	(169,858)	3,748	—	—	4,937
Tax benefits related to employees' and directors' stock plans	—	—	771	—	—	—	—	—	771
Purchases of Company common stock	—	—	—	—	405,135	(15,136)	—	—	(15,136)
Other comprehensive items	—	—	—	—	—	—	(17,856)	(146)	(18,002)
Balance at January 3, 2015	14,624,159	$146	$98,769	$270,249	3,760,019	$(87,727)	$(17,146)	$1,168	$265,459

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2014 Financial Statements
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
Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking, paper recycling and other process industries. The Company's principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls.
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

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for the Company's fiscal quarters and on the Saturday closest to December 31 for the Company's fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ending January 3, 2015 (fiscal 2014) contains 53 weeks and the Company's fiscal years ending December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012) contain 52 weeks. Each quarter of fiscal 2014, 2013 and 2012 contains 13 weeks, except the fourth quarter of 2014, which contains 14 weeks.

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
Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its consolidated financial statements or in the application of accounting policies, if business conditions were different, or if the Company were to use different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's consolidated financial statements.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Revenue Recognition and Accounts Receivable
The Company recognizes revenue under Accounting Standards Codification (ASC) 605, "Revenue Recognition," (ASC 605) when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. When the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. The Company includes in revenue amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenues. Provisions for discounts, warranties, returns and other adjustments are provided for in the period in which the related sales are recorded.
Most of the Company's revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements, such as equipment and installation, the Company considers the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting based on the following criteria: the delivered item has value to the customer on a stand-alone basis, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially under the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either vendor-specific objective evidence (VSOE) if that exists, or third-party evidence of selling price. When neither VSOE nor third-party evidence of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable. In cases in which elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes.
In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method or the completed contract method of accounting pursuant to ASC 605. Revenues recorded under the percentage-of-completion method were $19,078,000 in 2014, $19,758,000 in 2013, and $42,190,000 in 2012. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire estimated loss. The Company's contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions. For long-term contracts that do not meet the criteria under ASC 605-35 to be accounted for under the percentage-of-completion method, the Company recognizes revenue using the completed contract method. When using the completed contract method, the Company recognizes revenue when the contract has been substantially completed, the product has been delivered, and, if applicable, the customer acceptance criteria have been met.
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company exercises judgment in determining its allowance for bad debts, which is based on its historical collection experience, current trends, credit policies, specific customer collection issues, and accounts receivable aging categories. In determining this allowance, the Company looks at historical writeoffs of its receivables. The Company also looks at current trends in the credit quality of its customer base as well as changes in its credit policies. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer's current creditworthiness. The Company continuously monitors collections and payments from its customers. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. In some instances, the Company utilizes letters of credit as a way to mitigate its credit exposure.
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $6,334,000 and $10,765,000 at year-end 2014 and year-end 2013, respectively, are included in accounts receivable in the accompanying consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Warranty Obligations
The Company provides for the estimated cost of product warranties at the time of sale based on the actual historical occurrence rates and repair costs, as well as knowledge of any specific warranty problems that indicate that projected warranty costs may vary from historical patterns. The Company typically negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, repair costs, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, repair costs, service delivery costs, or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

The changes in the carrying amount of accrued warranty costs are as follows:

(In thousands)	2014	2013
Balance at Beginning of Year	$4,571	$4,462
Provision charged to income	2,075	1,565
Usage	(2,562)	(2,114)
Acquired	150	567
Currency translation	(359)	91
Balance at End of Year	$3,875	$4,571

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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At January 3, 2015, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.

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

Cash and Cash Equivalents
At year-end 2014 and 2013, the Company's cash equivalents included investments in money market funds and other marketable securities, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Restricted Cash
At year-end 2014 and 2013, the Company had approximately $415,000 and $168,000 of restricted cash, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees will expire by the end of 2015.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information

(In thousands)	2014	2013	2012
Cash Paid for Interest	$1,081	$961	$856
Cash Paid for Income Taxes	$10,035	$8,375	$9,326
Non-Cash Investing Activities:
Fair Value of Assets Acquired	$14,771	$88,398	$—
Cash Paid for Acquired Businesses	(12,658)	(67,453)	—
Liabilities Assumed of Acquired Businesses	$2,113	$20,945	$—

Non-Cash Financing Activities:
Issuance of Company Common Stock	$3,220	$2,677	$2,106
Dividends Declared but Unpaid	$1,630	$1,389	$—

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out; or weighted average basis) or market value and include materials, labor, and manufacturing overhead. The Company regularly reviews its quantities of inventories on hand and compares these amounts to the historical and forecasted usage of and demand for each particular product or product line. The Company records a charge to cost of revenues for excess and obsolete inventory to reduce the carrying value of inventories to net realizable value.

The components of inventories are as follows:

(In thousands)	2014	2013
Raw Materials and Supplies	$24,403	$20,836
Work in Process	11,259	21,051
Finished Goods (includes $1,394 and $2,941 at customer locations)	19,561	20,918
	$55,223	$62,805

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

Property, plant, and equipment consist of the following:

(In thousands)	2014	2013
Land	$4,315	$4,797
Buildings	38,067	38,363
Machinery, Equipment, and Leasehold Improvements	76,520	74,837
	118,902	117,997
Less: Accumulated Depreciation and Amortization	73,937	73,112
	$44,965	$44,885

Depreciation and amortization expense related to property, plant, and equipment was $5,661,000, $5,088,000, and $5,015,000 in 2014, 2013, and 2012, respectively.

Kadant Inc.	2014 Financial Statements
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
Acquired intangible assets are as follows:

(In thousands)	2014	2013

Indefinite-Lived Intangible Asset	$8,100	$8,100

Definite-Lived Intangible Assets, Gross	$77,052	$69,409
Accumulated Amortization	(35,901)	(30,373)
Currency Translation	(2,297)	714
Definite-Lived Intangible Assets, Net	$38,854	$39,750

Total Intangible Assets, Net	$46,954	$47,850

Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
January 3, 2015
Customer relationships	$43,271	$(1,022)	$(14,180)	$28,069
Intellectual property	22,899	(977)	(14,256)	7,666
Tradenames	10,269	(228)	(480)	9,561
Non-compete agreements	3,548	(37)	(3,239)	272
Distribution network	2,400	—	(1,360)	1,040
Licensing agreements	400	—	(193)	207
Other	2,365	(33)	(2,193)	139
	$85,152	$(2,297)	$(35,901)	$46,954
December 28, 2013
Customer relationships	$37,964	$1,074	$(11,446)	$27,592
Intellectual property	20,350	(225)	(12,276)	7,849
Tradenames	10,198	(60)	(252)	9,886
Non-compete agreements	3,388	(10)	(3,203)	175
Distribution network	2,400	—	(1,238)	1,162
Licensing agreements	400	—	(173)	227
Other	2,809	(65)	(1,785)	959
	$77,509	$714	$(30,373)	$47,850

Amortization of acquired intangible assets was $5,528,000 in 2014, $4,687,000 in 2013, and $3,369,000 in 2012. The estimated future amortization expense of acquired definite-lived intangible assets is $5,287,000 in 2015; $4,931,000 in 2016; $4,721,000 in 2017; $4,525,000 in 2018; $4,164,000 in 2019; and $15,226,000 in the aggregate thereafter.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance as of December 29, 2012
Gross Balance	$193,456	$—	$193,456
Accumulated Impairment Losses	(85,509)	—	(85,509)
Net Balance	107,947	—	107,947
Increase due to acquisitions	2,545	21,480	24,025
Currency translation adjustment	338	(395)	(57)
Total 2013 Adjustments	2,883	21,085	23,968
Balance at December 28, 2013
Gross Balance	196,339	21,085	217,424
Accumulated Impairment Losses	(85,509)	—	(85,509)
Net Balance	110,830	21,085	131,915
Increase due to acquisitions	3,288	894	4,182
Currency translation adjustment	(6,348)	(1,867)	(8,215)
Total 2014 Adjustments	(3,060)	(973)	(4,033)
Balance at January 3, 2015
Gross Balance	193,279	20,112	213,391
Accumulated Impairment Losses	(85,509)	—	(85,509)
Net Balance	$107,770	$20,112	$127,882

Impairment of Long-Lived Assets
The Company evaluates the recoverability of goodwill and intangible assets with indefinite useful lives as of the end of each fiscal year, or more frequently if events or changes in circumstances, such as a significant decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, the Company has the option to first perform an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
At January 3, 2015, the Company performed a quantitative goodwill impairment assessment for all of its reporting units, which indicated that the fair value of each reporting unit exceeded its carrying value and, as a result, the second step of the quantitative process was not required.
At December 28, 2013, the Company performed a qualitative goodwill impairment analysis. This impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained, and determined that it was not more likely than not that the fair value of any of the reporting units was less than its carrying amount. Although the Company believes the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result.
At January 3, 2015 and December 28, 2013, the Company performed a quantitative impairment analysis on its indefinite-lived intangible asset, the Johnson tradename totaling $8,100,000, and determined that the asset was not impaired.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill by reporting unit is as follows:

(In thousands)	2014	2013
Stock-Preparation	$20,081	$18,290
Doctoring, Cleaning, & Filtration	38,381	34,658
Fluid-Handling	49,308	57,882
Wood Processing Systems	20,112	21,085
	$127,882	$131,915

The Company assesses its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets or asset groups. If these projected cash flows were to be less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts and the fair values of the assets. No indicators of impairment were identified in 2014 or 2013.

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

Stock-Based Compensation
The Company recognizes compensation cost for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of restricted stock units (RSUs) is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. The fair value of stock options is based on the Black-Scholes option-pricing model. For stock options and time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. Compensation expense related to any modified stock-based awards is based on the fair value for those awards as of the modification date with any remaining incremental compensation expense recognized ratably over the remaining requisite service period.

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

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11. Currently, GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, although early adoption is permitted. This ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company adopted this ASU in fiscal 2014, which did not have an impact on its consolidated financial statements.
Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued ASU No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for the Company beginning in fiscal 2015. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for the Company beginning in fiscal 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification (ASC) 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The new guidance is effective for the Company beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued ASU No. 2014-15, which states that under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The new guidance is effective for the Company beginning in fiscal 2017, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will evaluate the going concern considerations in this ASU; however, management does not currently believe that the Company will meet the conditions that would subject its financial statements to additional disclosure.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Business Combinations (Topic 805): Pushdown Accounting. In November 2014, the FASB issued ASU No. 2014-17, which provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred or in a subsequent period. If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with Topic 250, “Accounting Changes and Error Corrections.” The adoption of this ASU did not have an impact on the Company's consolidated financial statements.
Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for the Company beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.	Acquisitions

The Company’s acquisitions have been accounted for using the purchase method of accounting and the acquired companies’ results have been included in the accompanying financial statements from the dates of the acquisitions. The Company incurred acquisition transaction costs of approximately $326,000 and $1,802,000 in 2014 and 2013, respectively, which are included in selling, general, and administrative expenses. The Company's acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to expectations of synergies from combining the businesses. The Company anticipates several synergies in connection with these acquisitions, including the use of the Company's existing distribution channels to expand sales of the products of the acquired businesses.

2014
On October 31, 2014, the Company acquired certain assets of the screen cylinder business of a U.S.-based company for approximately $9,174,000 in cash. This technology-based acquisition enhances the Company’s stock-preparation equipment product offerings to pulp and paper mills worldwide.
On December 30, 2013, the Company acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2,666,000 in cash, including $674,000 of cash acquired. An additional 1,000,000 euros, or approximately $1,210,000 as of January 3, 2015, of contingent consideration is due to the sellers within two years after the closing date if certain conditions specified in the purchase agreement are met. The fair value of this contingent consideration was $1,133,000 as of January 3, 2015.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

2.	Acquisitions (continued)

The following table summarizes the purchase method of accounting for the acquisitions made in 2014 and the estimated fair values of assets acquired and liabilities assumed:

2014 Acquisitions (In thousands)	Total

Net Assets Acquired:
Cash and cash equivalents	$674
Inventories	1,064
Other current assets	324
Property, plant & equipment	847
Intangibles
Customer relationships	4,700
Intellectual property	2,600
Other	360
Goodwill	3,463
Total assets acquired	14,032

Total liabilities assumed	1,001
Net assets acquired	$13,031

Purchase Price:
Cash	$11,840
Contingent consideration	1,191
Total purchase price	$13,031

The weighted-average amortization period for intangibles acquired in 2014 is 9 years. The excess of the purchase price for the acquisitions made in 2014 over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $3,463,000, of which $2,004,000 is deductible for tax purposes.
During 2014, the Company made post-closing adjustment payments of $818,000 related to acquisitions completed prior to 2014.

2013
On April 12, 2013, the Company acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8,140,000 in cash and $484,000 in assumed liabilities owed to Kadant. CBTI was a long-time licensee of the Company's doctoring, cleaning, filtration, and stock preparation products and is also a supplier of industrial drying systems. This acquisition furthers the Company's strategy of expanding its presence in emerging markets. At the closing date, approximately $3,550,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. Approximately $1,248,000 of the escrow fund was released to the sellers in February 2014, and the balance will be released on various dates ending on the fifth anniversary of the closing date, less the amount of any claims.
On May 3, 2013, the Company acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for approximately $7,196,000 in cash, including $101,000 of additional consideration paid as a post-closing adjustment in 2014. This acquisition expands the Company's product offerings in its Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss has a large installed base and a high proportion of its revenues are parts and consumables products. At the closing date, approximately $1,970,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. The escrow fund will be released to the sellers by the second anniversary of the closing date, less any claims made.
On November 6, 2013, the Company acquired all the outstanding shares of Carmanah Design and Manufacturing Inc. (Carmanah) for approximately $52,281,000 in cash, including $717,000 of additional consideration paid as a post-closing adjustment in 2014, and $171,000 of assumed liabilities owed to Kadant. Carmanah is a designer and manufacturer of stranders and related equipment used in the production of OSB. At the closing date, $6,705,000 of the purchase price was deposited into an escrow fund to secure certain tax, environmental, and other indemnification obligations of the sellers. Half of the escrow fund was released to the sellers in November 2014 and the balance will be released to the sellers on the 18-month anniversary of the closing, less any claims made. The acquisition of Carmanah extended Kadant's presence into the forest products industry and advanced the Company's strategy of increasing its parts and consumables business.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

2.	Acquisitions (continued)

The components of the purchase price and net assets acquired for 2013 acquisitions, as revised for the finalization of the valuation process and amounts paid in 2014, are as follows:

2013 Acquisitions (In thousands)	Total

Net Assets Acquired:
Cash and cash equivalents	$1,966
Accounts receivable	8,523
Inventories	17,757
Other assets	3,237
Property, plant & equipment	5,891
Intangibles
Intellectual property	18,786
Customer relationships	5,340
Other	2,893
Goodwill	24,744
Total assets acquired	89,137

Long-term deferred tax liabilities	6,032
Other liabilities	14,834
Total liabilities assumed	20,866
Net assets acquired	$68,271

Purchase Price:
Cash	$68,271

Pro forma disclosures of the results of operations are not required, as the acquisitions are not considered material business combinations.

3.    Employee Benefit Plans

Stock-Based Compensation Plans
The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, restricted stock units (RSUs), nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 689,401 shares available for grant under stock-based compensation plans at year-end 2014. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
The Company recognizes compensation cost for all stock-based awards granted to employees based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. The fair value of stock options is based on the Black-Scholes option-pricing model. Total stock-based compensation expense was $5,813,000, $5,216,000, and $4,766,000 in 2014, 2013, and 2012, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of income.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

The components of pre-tax stock-based compensation expense are as follows:

(In thousands)	2014	2013	2012
Restricted Stock Unit Awards	$4,904	$4,102	$3,731
Stock Option Awards	782	1,015	954
Employee Stock Purchase Plan Awards	127	99	81
Total	$5,813	$5,216	$4,766

The Company has elected to recognize excess income tax benefits from stock option exercises and the vesting of RSUs in capital in excess of par value using the tax return ordering approach. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The Company recognized income tax benefits in capital in excess of par value of $771,000, $351,000, and $132,000 in 2014, 2013, and 2012, respectively, associated with stock-based compensation.

The Company grants RSUs to non-employee directors and certain employees. Holders of RSUs have no voting rights and are not entitled to receive cash dividends.

Non-Employee Director Restricted Stock Units
In general, the Company grants 5,000 RSUs to each of its non-employee directors in the first quarter of each fiscal year. The shares vest ratably on the last day of each fiscal quarter within the year. In addition, the Company has granted 10,000 RSUs to each of its non-employee directors, which will only vest and for which compensation expense will only be recognized upon a change in control as defined in the Company's 2006 equity incentive plan. These RSUs, which total 50,000 outstanding in the aggregate and have a grant date fair value of $1,009,000, will expire and be forfeited if a change in control does not occur before the last day of the first quarter of 2015.

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
The Company recognizes compensation expense associated with performance-based RSUs ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value. Compensation expense recognized is net of forfeitures and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,413,000 at year-end 2014, and will be recognized over a weighted average period of 1.2 years.
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

Time-Based Restricted Stock Units
The Company grants time-based RSUs to certain executive officers and other employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company is recognizing compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value and net of forfeitures. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled approximately $2,265,000 at year-end 2014, and will be recognized over a weighted average period of 1.8 years.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

A summary of the activity of the Company's unvested restricted stock units for 2014 is as follows:

Unvested Restricted Stock Units	Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested RSUs at December 28, 2013	343	$22.50
Granted	155	$38.52
Vested	(173)	$26.08
Forfeited / Expired	(15)	$32.42
Unvested RSUs at January 3, 2015	310	$28.06

The weighted-average grant date fair value of RSUs granted was $38.52, $25.53, and $21.95 in 2014, 2013, and 2012, respectively. The total fair value of shares vested was $6,895,000, $4,997,000, and $3,321,000 in 2014, 2013, and 2012, respectively.

Stock Options
The Company grants nonqualified stock options to its executive officers. Stock options granted in 2012 and 2013 have been nonqualified options that vest over three years and are not exercisable until vested. To date, all options have been granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The stock options vest in three equal annual installments beginning on the first anniversary of the grant date, provided that the recipient remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense associated with these stock options ratably over the requisite service period for the entire award based on the grant date fair value and net of forfeitures. Unrecognized compensation expense related to these stock options totaled approximately $589,000 at January 3, 2015, and will be recognized over a weighted average period of 1.0 year.

The Company did not grant stock options in 2014. The fair value of each option granted in 2013 and 2012 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012
Weighted-average Exercise Price	$25.98	$21.91
Weighted-average Grant Date Fair Value	$11.33	$11.69
Volatility	51%	50%
Expected Annual Dividend	1.92%	—
Risk-Free Interest Rate	1.25%	1.38%
Expected Life of Options	7.6 years	7.6 years

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

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

A summary of the Company's stock option activity for 2014 is as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Options Outstanding at December 28, 2013	393	$20.82
Exercised	(19)	$17.68
Options Outstanding at January 3, 2015	374	$20.98	6.6 years	$7,842
Vested and Unvested Expected to Vest, End of Year	374	$20.98	6.6 years	$7,842
Options Exercisable, End of Year	284	$19.81	6.1 years	$5,629

(a)	The closing price per share on the last trading day prior to January 3, 2015 was $42.38.

A summary of the Company's stock option exercises in 2014, 2013, and 2012 is as follows.

(In thousands)	2014	2013	2012
Total intrinsic value of options exercised	$438	$—	$119
Cash received from options exercised	$336	$—	$319

Modified Awards
On September 15, 2014, the Company entered into an executive transition agreement with its Chief Financial Officer in connection with his planned retirement on June 30, 2015. This agreement included provisions for post-employment compensation and modifications to outstanding equity awards. The Company is recognizing $360,000 of post-employment compensation ratably through the retirement date. Pursuant to this agreement, any unvested stock options will become immediately vested on the retirement date. As of September 15, 2014, 5,201 stock options were remeasured at a grant date fair value of $17.96 per option based on the Black-Scholes option-pricing model. This agreement also provides that any unvested RSUs at the retirement date will vest on June 30, 2015 and be distributable on March 10, 2016. As of September 15, 2014, 12,313 RSUs were remeasured at a fair value of $39.94 per unit. The remaining compensation expense associated with the modified stock options and RSUs totaled $428,000 as of September 15, 2014, which is being recognized ratably through the retirement date.

Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. For the 2014, 2013, and 2012 plan years, the Company issued 12,017, 16,325, and 17,490 shares, respectively, of its common stock under this plan.

Kadant Inc.	2014 Financial Statements
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
For these plans, the Company contributed and charged to expense approximately $2,655,000, $2,607,000, and $2,466,000 in 2014, 2013, and 2012, respectively.

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
In accordance with ASC 715, "Compensation–Retirement Benefits," (ASC 715), an employer is required to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The actuarial loss and prior service loss included in accumulated other comprehensive items and expected to be recognized in net periodic pension cost in 2015 are $527,000 and $147,000, respectively.

Kadant Inc.	2014 Financial Statements
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

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$27,791	$31,743	$5,583	$5,968
Service cost	733	892	261	171
Interest cost	1,286	1,167	225	207
Actuarial loss (gain)	4,390	(4,617)	701	(551)
Benefits paid	(1,987)	(1,394)	(390)	(299)
Plan amendments	—	—	51	—
Effect of currency translation	—	—	(292)	87
Benefit obligation at end of year	$32,213	$27,791	$6,139	$5,583
Change in Plan Assets:
Fair value of plan assets at beginning of year	$26,056	$26,728	$—	$—
Actual return on plan assets	3,837	(358)	—	—
Employer contribution	1,080	1,080	390	299
Benefits paid	(1,987)	(1,394)	(390)	(299)
Fair value of plan assets at end of year	$28,986	$26,056	$—	$—
Unfunded status	$(3,227)	$(1,735)	$(6,139)	$(5,583)
Accumulated benefit obligation as of year-end	$27,738	$23,494	$1,894	$1,876
Amounts Recognized in the Balance Sheet Consist of:
Current liability	$—	$—	$(394)	$(233)
Non-current liability	$(3,227)	$(1,735)	$(5,745)	$(5,350)
Amounts Recognized in Accumulated Other Comprehensive Items Before Tax Consist of:
Unrecognized net actuarial loss	$(7,865)	$(6,264)	$(1,272)	$(662)
Unrecognized prior service cost	(163)	(218)	(751)	(799)
Total	$(8,028)	$(6,482)	$(2,023)	$(1,461)
Changes in Amounts Recognized in Accumulated Other Comprehensive Items Before Tax:
Current year unrecognized net actuarial (loss) gain	$(1,916)	$2,859	$(701)	$551
Amortization of unrecognized prior service cost	55	55	91	85
Amortization of unrecognized net actuarial loss	315	533	34	62
Effect of currency translation	—	—	14	(26)
Total	$(1,546)	$3,447	$(562)	$672

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	3.87%	4.79%	3.03%	4.04%
Rate of compensation increase	3.00%	3.50%	2.74%	3.00%

The discount rates for pension and post-retirement plans are based on market yields on high-quality corporate bonds currently available and expected to be available during the period to maturity of the benefits. For pension and post-retirement plans, which have been closed to new participants thereby shortening the duration, the discount rate is determined based on discounting the projected benefit streams against the Citigroup Pension discount curve.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

The projected benefit obligations and fair value of plan assets for the Company's pension plans with projected benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets:
Projected benefit obligation	$32,213	$27,791	$2,495	$2,469
Fair value of plan assets	$28,986	$26,056	$—	$—

The accumulated benefit obligations and fair values of plan assets for the Company's pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:
Accumulated benefit obligation	$—	$—	$1,894	$1,876
Fair value of plan assets	$—	$—	$—	$—

The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
(In thousands)	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost:
Service cost	$850	$998	$991	$261	$171	$143
Interest cost	1,286	1,167	1,313	225	207	225
Expected return on plan assets	(1,480)	(1,506)	(1,616)	—	—	—
Recognized net actuarial loss	315	533	634	34	62	36
Amortization of prior service cost	55	55	56	91	85	28
Net periodic benefit cost	$1,026	$1,247	$1,378	$611	$525	$432

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.79%	3.89%	4.28%	4.07%	3.53%	4.44%
Expected long-term return on plan assets	5.75%	5.75%	6.25%	—	—	—
Rate of compensation increase	3.50%	3.50%	4.00%	2.99%	3.25%	3.57%

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

Assumed weighted-average healthcare cost trend rates as of year-end were as follows:

	2014	2013
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Ultimate healthcare cost trend rate	8.00%	—%
Year assumed rate reaches ultimate rate	2014	2018

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

Plan Assets

The fair values of the Company's noncontributory defined benefit retirement plan assets at year-end 2014 and 2013 by asset category are as follows:

	2014 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,465	$—	$—	$3,465
International Equity (a)	819	—	—	819
Fixed Income (b)	15,988	8,714	—	24,702
Total Assets	$20,272	$8,714	$—	$28,986

	2013 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,205	$—	$—	$3,205
International Equity (a)	817	—	—	817
Fixed Income (b)	14,374	7,660	—	22,034
Total Assets	$18,396	$7,660	$—	$26,056
______________________________

(a)	Common stock index funds.

(b)	Investments in commingled funds that invest in a diversified blend of investment and non-investment grade fixed income securities.

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
Level 3 – Unobservable inputs based on the Company's own assumptions.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

The Company has developed an investment policy for its noncontributory defined benefit retirement plan. The investment strategy is to emphasize total return, that is, the aggregate return from capital appreciation and dividend and interest income. The primary objective of the investment management for the plan's assets is the emphasis on consistent growth; specifically, growth in a manner that protects the plan's assets from excessive volatility in market value from year to year. The investment policy takes into consideration the benefit obligations, including timing of distributions.
The primary objective for the noncontributory defined benefit retirement plan is to provide long-term capital appreciation through investment in equity and debt securities. The following target asset allocation has been established for the plan:

Asset Category	Minimum	Neutral	Maximum
Equity securities	5%	15%	30%
Debt securities	70%	85%	95%
Total		100%

All equity securities must be drawn from recognized securities exchanges. Debt securities must be weighted to reflect a portfolio average maturity of not more than ten years, with average benchmark duration of five years. The credit quality must equal or exceed high investment grade quality ("Baa" or better).

Cash Flows
Contributions
The Company expects to make cash contributions of $1,080,000 to its noncontributory defined benefit retirement plan in 2015. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2015.
Estimated Future Benefit Payments
The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at year-end 2014.

(In thousands)	Pension Benefits	Other Benefits
2015	$1,156	$393
2016	1,167	198
2017	2,827	704
2018	2,099	385
2019	1,445	295
2020-2024	13,722	3,367

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

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

4.     Stockholders' Equity

Preferred Stock
The Company's Certificate of Incorporation authorizes up to 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's board of directors without further shareholder approval.

Common Stock
At year-end 2014, the Company had reserved 1,452,251 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

5.    Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In thousands)	2014	2013	2012
Domestic	$10,951	$8,913	$11,445
Foreign	30,567	24,113	24,485
	$41,518	$33,026	$35,930

The components of the provision for income taxes from continuing operations are as follows:

(In thousands)	2014	2013	2012
Current Provision:
Federal	$1,080	$1,986	$1,798
Foreign	7,703	7,955	7,363
State	713	436	559
	9,496	10,377	9,720
Deferred Provision (Benefit):
Federal	2,179	1,325	(3,980)
Foreign	418	(2,354)	(782)
State	354	(32)	(106)
	2,951	(1,061)	(4,868)
	$12,447	$9,316	$4,852

The provision for income taxes included in the accompanying statement of income is as follows:

(In thousands)	2014	2013	2012
Continuing Operations	$12,447	$9,316	$4,852
Discontinued Operation	(14)	(34)	451
	$12,433	$9,282	$5,303

The Company receives a tax deduction upon the exercise of nonqualified stock options and the vesting of restricted stock units. The current provision for income taxes in the consolidated statement of income does not reflect $771,000, $351,000, and $132,000 of such excess tax benefits in 2014, 2013, and 2012, respectively, from the exercise of stock options and vesting of restricted stock units.
The provision for income taxes from continuing operations in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

5.    Income Taxes (continued)

(In thousands)	2014	2013	2012
Provision for Income Taxes at Statutory Rate	$14,531	$11,559	$12,576
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	694	304	295
U.S. tax cost (benefit) of foreign earnings	206	(119)	791
Foreign tax rate differential	(3,026)	(2,681)	(2,298)
(Reversal) provision of tax benefit reserves, net	(1,017)	853	624
Change in valuation allowance	125	(968)	(7,051)
Nondeductible expenses	1,398	1,580	775
Research and development tax credits	(274)	(638)	(623)
Other	(190)	(574)	(237)
	$12,447	$9,316	$4,852

Net deferred tax liability in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2014	2013
Deferred Tax Asset:
Foreign and alternative minimum tax credit carryforwards	$725	$3,819
Reserves and accruals	5,206	5,125
Net operating loss carryforwards	13,937	16,452
Inventory basis difference	3,150	2,797
Research and development	422	1,017
Employee compensation	4,664	3,199
Allowance for doubtful accounts	555	595
Revenue recognition	299	253
Other	94	209
Deferred Tax Asset, Gross	29,052	33,466
Less: Valuation Allowance	(13,040)	(13,905)
Deferred Tax Asset, Net	16,012	19,561
Deferred Tax Liability:
Goodwill and intangible assets	(19,644)	(20,923)
Fixed asset basis difference	(3,426)	(3,619)
Reserves and accruals	(89)	(207)
Other	(531)	(65)
Deferred Tax Liability	(23,690)	(24,814)
Net Deferred Tax Liability	$(7,678)	$(5,253)

The deferred tax assets and liabilities are presented in the accompanying balance sheet within other current assets, other assets, other current liabilities and long-term deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction.
The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2014 was $13,040,000, consisting of $1,401,000 in the U.S. and $11,639,000 in foreign jurisdictions. The decrease in the valuation allowance in 2014 of $865,000 related primarily to fluctuations in foreign currency rates which was partially offset by increases in the valuation allowance related to an increase in net operating losses in certain jurisdictions. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2014, the Company continued to maintain a valuation allowance in the U.S. against its state operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions. As of year-end 2014, the Company maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

5.    Income Taxes (continued)

At year-end 2014, the Company had domestic state and foreign net operating loss carryforwards of $30,290,000 and $42,182,000, respectively, and U.S. alternative minimum tax credits of $697,000. The domestic state loss carryforwards will expire in the years 2015 through 2030. Their utilization is limited to future taxable income from the Company's domestic subsidiaries. Of the foreign net operating loss carryforwards, $195,000 will expire in the years 2017 through 2023, and the remainder do not expire. The U.S. alternative minimum tax credits may be carried forward indefinitely.
The Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the stock of its domestic subsidiaries, related primarily to unremitted earnings of subsidiaries, because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its investment in its domestic subsidiaries tax-free. It is the Company's intention to reinvest indefinitely the earnings of its international subsidiaries in order to support the current and future capital needs of their operations in the foreign jurisdictions. Through year-end 2014, the Company has not provided for U.S. income taxes on approximately $169,178,000 of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company were to remit these foreign earnings to the U.S., would be approximately $2,972,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.
As of year-end 2014, the Company had $5,006,000 of unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2014 and 2013 is as follows:

(In thousands)	2014	2013
Unrecognized tax benefits, beginning of year	$5,423	$4,194
Gross increases—tax positions in prior periods	—	449
Gross decreases—tax positions in prior periods	(153)	—
Gross increases—current-period tax positions	960	1,086
Settlements	—	(6)
Lapses of statutes of limitations	(967)	(158)
Currency translation	(257)	(142)
Unrecognized tax benefits, end of year	$5,006	$5,423

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $1,137,000 and $1,776,000 for the potential payment of interest and penalties at year-end 2014 and 2013, respectively. The interest and penalties included in the consolidated statement of income was a (benefit) expense of $(648,000) and $205,000 in 2014 and 2013, respectively.
The Company is currently under audit in certain non-U.S. taxing jurisdictions. It is reasonably possible that over the next fiscal year the amount of liability for unrecognized tax benefits may be reduced by up to $770,000 due to the re-evaluation of current uncertain tax positions as a result of examinations or from the expiration of tax statutes of limitations.
The Company remains subject to U.S. Federal income tax examinations for the tax years 2011 through 2014, and to non-U.S. income tax examinations for the tax years 2007 through 2014. In addition, the Company remains subject to state and local income tax examinations in the U.S. for the tax years 2005 through 2014.

6.    Short- and Long-Term Obligations

Short- and long-term obligations at year-end 2014 and 2013 are as follows:

(In thousands)	2014	2013
Revolving Credit Facility, due 2018	$20,000	$32,260
Variable Rate Term Loan, due from 2015 to 2016	5,750	6,375
Borrowings Under Overdraft	111	—
Total Short- and Long-Term Obligations	25,861	38,635
Less: Short-Term Obligations	(611)	(625)
Long-Term Obligations	$25,250	$38,010

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

6.    Short- and Long-Term Obligations (continued)

The annual payment requirements for short- and long-term obligations are as follows:

(In thousands)
2015	$611
2016	5,250
2017	—
2018	20,000

The weighted average interest rate for long-term obligations was 2.38% and 2.74% at year-end 2014 and 2013, respectively.
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
The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of January 3, 2015, the Company was in compliance with these covenants.
Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.
As of year-end 2014, the outstanding balance under the 2012 Credit Agreement was $20,000,000. As of January 3, 2015, the Company had $77,463,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

2006 Commercial Real Estate Loan
On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (2006 Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 0.75% margin. The 2006 Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan; pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of year-end 2014, the outstanding balance on the 2006 Commercial Real Estate Loan was $5,750,000.
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

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

6.    Short- and Long-Term Obligations (continued)

uninsured judgments. In addition, the occurrence of an event of default under the 2012 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

Debt Issuance Costs
Debt issuance costs are being amortized to interest expense over the corresponding debt term based on the effective-interest method. As of year-end 2014, unamortized debt issuance costs, included in other assets in the accompanying consolidated balance sheet, were approximately $523,000.

7.    Commitments and Contingencies

Operating Leases
The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of income includes expenses from operating leases of $3,135,000, $2,545,000, and $2,137,000 in 2014, 2013, and 2012, respectively. The future minimum payments due under noncancelable operating leases at year-end 2014 are $2,352,000 in 2015; $1,469,000 in 2016; $572,000 in 2017; $115,000 in 2018; $27,000 in 2019 and $27,000 thereafter. Total future minimum lease payments are $4,562,000.

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company as applicant, principally relating to performance obligations and customer deposit guarantees, totaled $9,861,000 at year-end 2014. Certain of the Company's contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. At year-end 2014, the Company had $5,642,000 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

8.    Restructuring Costs and Other Expense (Income), Net
In 2014, the Company recorded restructuring costs of $805,000, including $370,000 related to its 2014 restructuring plans and $435,000 related to its 2013 restructuring plans.
In 2013, the Company recorded restructuring costs and other income, net of $103,000, including $1,843,000 of costs related to its 2013 restructuring plans and $1,740,000 of other income related to a pre-tax gain from the sale of real estate in China.
In 2012, other expense consisted of accelerated depreciation of $307,000 associated with the disposal of equipment in China related to a facility consolidation.
2014 Restructuring Plans
The Company recorded total restructuring costs of $370,000, including severance costs of $321,000 associated with the reduction of eight employees in Brazil and severance costs of $49,000 associated with the reduction of three employees in Sweden. These actions were taken to further streamline the Company's operations in Brazil and Sweden and all occurred in the Papermaking Systems segment.
2013 Restructuring Plans
The Company recorded total restructuring costs of $2,278,000, including severance costs of $1,158,000 associated with the reduction of 22 employees in Brazil and severance costs of $497,000 associated with the reduction of 25 employees in Sweden. Also included in restructuring costs were facility-related costs of $623,000. These actions were taken to streamline the Company's operations as a result of the CBTI and Noss acquisitions. All of these items occurred in the Papermaking Systems segment and were recorded as follows:

•	In 2013, the Company recorded restructuring costs of $1,843,000, including severance costs of $1,158,000 in Brazil and $508,000 in Sweden, and facility-related costs of $177,000.

•
In 2014, the Company recorded further restructuring costs related to its 2013 restructuring plans of $435,000, including additional facility-related costs of $446,000, net of income from a reduction in severance and associated costs of $11,000 in Sweden.

2011 and 2008 Restructuring Plans
The Company recorded restructuring costs of $408,000 in 2011 in its Papermaking Systems segment consisting of severance and associated costs related to the reduction of 73 employees in China to adjust the Company's cost structure and streamline its operations.
In 2014, the Company paid the remaining amounts owed for severance under the 2008 Restructuring Plan totaling $31,000.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

8.     Restructuring Costs and Other Expense (Income), Net (continued)

A summary of the changes in accrued restructuring costs are as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
2014 Restructuring Plans
Provision	$370	$—	$370
Usage	(267)	—	(267)
Currency translation	(56)	—	(56)
Balance at January 3, 2015	$47	$—	$47
2013 Restructuring Plans
Provision	$1,666	$177	$1,843
Usage	(1,038)	(177)	(1,215)
Currency translation	(161)	—	(161)
Balance at December 28, 2013	$467	$—	$467
Provision	(11)	446	435
Usage	(334)	(445)	(779)
Currency translation	(82)	(1)	(83)
Balance at January 3, 2015	$40	$—	$40
2011 Restructuring Plan
Balance at December 31, 2011	$408	$—	$408
Provision reversal	(67)	—	(67)
Usage	(256)	—	(256)
Currency translation	3	—	3
Balance at December 29, 2012	$88	$—	$88
Usage	(38)	—	(38)
Currency translation	2	—	2
Balance at December 28, 2013	$52	$—	$52
Usage	(36)	—	(36)
Currency translation	—	—	—
Balance at January 3, 2015	$16	$—	$16

The Company expects to pay the remaining accrued restructuring costs in 2015.

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
The discontinued operation had pre-tax operating losses of $37,000 and $96,000 in 2014 and 2013, respectively, and pre-tax operating income of $1,194,000 in 2012.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

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
The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value of the 2006 Swap Agreement as of January 3, 2015 is included in other liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet.
The Company has structured the interest rate swap agreements to be 100% effective, and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreement is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreement.
The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. As of January 3, 2015, the Company was in compliance with these covenants. The unrealized loss associated with the swap agreement was $377,000 as of January 3, 2015, which represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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
Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized a loss of $14,000 and gains of $146,000 and $12,000 in 2014, 2013 and 2012, respectively, included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

10.    Derivatives (continued)

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the consolidated balance sheet:

		2014		2013
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount (b)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Long-Term Assets	$775	$17,012	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(22)	$1,340
Interest rate swap agreement	Other Long-Term Liabilities	$(377)	$5,750	$(773)	$6,375
Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$97	$1,419
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(12)	$784	$(1)	$288

(a)	See Note 11 for the fair value measurements relating to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during 2014 and 2013.

The following table summarizes the activity in accumulated other comprehensive items associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended January 3, 2015:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at December 28, 2013	$(618)	$(15)	$(633)
Loss (gain) reclassified to earnings (a)	213	(1,102)	(889)
Gain recognized in AOCI	39	691	730
Unrealized loss, net of tax, at January 3, 2015	$(366)	$(426)	$(792)

(a)	Included in interest expense for interest rate swap agreement and in revenues for forward currency-exchange contracts in the accompanying consolidated statement of income.

As of January 3, 2015, $217,000 of the net unrealized loss included in AOCI is expected to be reclassified to earnings over the next twelve months.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

11.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of January 3, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,264	$—	$—	$9,264
Forward currency-exchange contracts	$—	$775	$—	$775
Banker's acceptance drafts (a)	$—	$6,334	$—	$6,334
Liabilities:
Forward currency-exchange contracts	$—	$12	$—	$12
Interest rate swap agreement	$—	$377	$—	$377
Contingent consideration (b)	$—	$—	$1,133	$1,133

	Fair Value as of December 28, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$17,090	$—	$—	$17,090
Forward currency-exchange contracts	$—	$97	$—	$97
Banker's acceptance drafts (a)	$—	$10,765	$—	$10,765
Liabilities:
Forward currency-exchange contracts	$—	$23	$—	$23
Interest rate swap agreement	$—	$773	$—	$773

(a)	Included in accounts receivable in the accompanying consolidated balance sheet.

(b)	Included in other current liabilities in the accompanying consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2014. The Company's financial assets and liabilities carried at fair value comprise cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair value of the Company's interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreement are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration is based on the present value of the estimated future cash flows. Changes to the fair value of contingent consideration are recorded in selling, general, and administrative expense.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

11.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration:

2014
(In thousands)
Balance at beginning of period	$—
Acquisition	1,205
Current period expense	80
Currency translation	(152)
Balance at end of period	$1,133

The carrying value and fair value of the Company's debt obligations are as follows:

	2014		2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt obligations	$25,250	$25,250	$38,010	$38,010

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

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

12.    Business Segment and Geographical Information (continued)

(In thousands)	2014	2013	2012
Business Segment Information
Revenues by Product Line:
Papermaking Systems:
Stock-Preparation	$127,496	$122,704	$123,952
Doctoring, Cleaning, & Filtration	117,389	112,600	104,493
Fluid-Handling	103,314	93,404	92,581
Papermaking Systems	$348,199	$328,708	$321,026
Wood Processing Systems	41,647	4,573	—
Fiber-based Products	12,281	11,218	10,725
	$402,127	$344,499	$331,751
Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems (a)	$50,485	$47,144	$48,618
Wood Processing Systems	6,977	(382)	—
Corporate and Fiber-based Products	(15,376)	(13,459)	(12,174)
Total operating income	42,086	33,303	36,444
Interest expense, net	(568)	(277)	(514)
	$41,518	$33,026	$35,930

Total Assets:
Papermaking Systems	$343,937	$364,102	$347,540
Wood Processing Systems	55,634	63,493	—
Corporate and Fiber-based Products (b)	14,060	14,429	10,895
Total Assets from Continuing Operations	413,631	442,024	358,435
Total Assets from Discontinued Operation	116	144	513
	$413,747	$442,168	$358,948
Depreciation and Amortization:
Papermaking Systems	$7,724	$8,434	$7,903
Wood Processing Systems	$2,977	$850	$—
Other	488	491	481
	$11,189	$9,775	$8,384
Capital Expenditures:
Papermaking Systems	$5,640	$5,843	$3,982
Other	1,115	418	268
	$6,755	$6,261	$4,250

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

12.    Business Segment and Geographical Information (continued)

(In thousands)	2014	2013	2012
Geographical Information
Revenues (c):
United States	$174,003	$129,131	$128,663
China	43,867	50,678	53,242
Other	184,257	164,690	149,846
	$402,127	$344,499	$331,751
Long-lived Assets (d):
United States	$15,685	$14,118	$13,702
China	13,996	14,603	15,136
Other	15,284	16,164	10,330
	$44,965	$44,885	$39,168

Export Revenues Included in United States Revenues Above (e)	$6,508	$9,685	$20,871

(a)	Includes restructuring costs and other expense (income), net, including costs of $0.8 million, $0.1 million and $0.3 million in 2014, 2013 and 2012, respectively (see Note 8).

(b)	Primarily includes cash and cash equivalents and property, plant, and equipment.

(c)	Revenues are attributed to countries based on customer location.

(d)	Represents property, plant, and equipment, net.

(e)	In general, export revenues are denominated in U.S. dollars.

13.    Earnings per Share

Basic and diluted earnings per share were calculated as follows:

(In thousands, except per share amounts)	2014	2013	2012
Amounts Attributable to Kadant:
Income from Continuing Operations	$28,682	$23,481	$30,880
(Loss) Income from Discontinued Operation	(23)	(62)	743
Net Income	$28,659	$23,419	$31,623
Basic Weighted Average Shares	10,988	11,153	11,456
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	222	187	134
Diluted Weighted Average Shares	11,210	11,340	11,590
Basic Earnings per Share:
Continuing Operations	$2.61	$2.11	$2.70
Discontinued Operation	$—	$(0.01)	$0.06
Net Income per Basic Share	$2.61	$2.10	$2.76
Diluted Earnings per Share:
Continuing Operations	$2.56	$2.07	$2.66
Discontinued Operation	$—	$(0.01)	$0.06
Net Income per Diluted Share	$2.56	$2.07	$2.73

Options to purchase 74,300 shares and 150,000 shares of common stock were not included in the computation of diluted earnings per share for 2013 and 2012, respectively, because the options' exercise prices were greater than the average market price for the common stock and the effect would have been antidilutive. In addition, the dilutive effect of restricted stock units totaling 33,000, 20,400, and 28,500 shares of common stock was not included in the computation of diluted earnings per share in 2014, 2013, and 2012, respectively, as the effect would have been antidilutive or, for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting periods during the year.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post-Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 28, 2013	$8,919	$(657)	$(6,919)	$(633)	$710
Other comprehensive (loss) income before reclassifications	(16,290)	(27)	(1,705)	730	(17,292)
Reclassifications from AOCI	—	95	230	(889)	(564)
Net current period other comprehensive (loss) income	(16,290)	68	(1,475)	(159)	(17,856)
Balance at January 3, 2015	$(7,371)	$(589)	$(8,394)	$(792)	$(17,146)

Amounts reclassified out of accumulated other comprehensive items were as follows:

(In thousands)	2014	2013	2012	Income Statement Line Item
Pension and Other Post-retirement Plans (1)
Amortization of prior service costs	$(148)	$(141)	$(85)	SG&A expenses
Amortization of actuarial losses	(352)	(620)	(683)	SG&A expenses
Total expense before income taxes	(500)	(761)	(768)
Income tax benefit	175	264	274	Provision for income taxes
	(325)	(497)	(494)
Cash Flow Hedges (2)
Interest rate swap agreements	(332)	(374)	(513)	Interest expense
Forward currency-exchange contracts	31	(153)	(396)	Revenues
Forward currency-exchange contracts	1,247	—	—	SG&A expenses
Total income (expense) before income taxes	946	(527)	(909)
Income tax (provision) benefit	(57)	42	317	Provision for income taxes
	889	(485)	(592)
Total Reclassifications	$564	$(982)	$(1,086)

(1)	Included in the computation of net periodic pension costs. See Note 3 for additional information.

(2)	See Note 10 for additional information.

Kadant Inc.	2014 Financial Statements
Notes to Consolidated Financial Statements

15.    Unaudited Quarterly Information

2014 (In thousands, except per share amounts)	First	Second	Third	Fourth (a)
Revenues	$93,367	$104,835	$98,719	$105,206
Gross Profit	42,180	45,082	44,112	46,999
Amounts Attributable to Kadant:
Income from Continuing Operations	5,058	7,867	6,651	9,106
Loss from Discontinued Operation	(5)	(9)	(4)	(5)
Net Income Attributable to Kadant	$5,053	$7,858	$6,647	$9,101
Basic Earnings per Share:
Continuing Operations	$0.45	$0.71	$0.61	$0.84
Net Income Attributable to Kadant	$0.45	$0.71	$0.61	$0.84
Diluted Earnings per Share:
Continuing Operations	$0.45	$0.70	$0.60	$0.82
Net Income Attributable to Kadant	$0.45	$0.70	$0.60	$0.82
Cash Dividends Declared per Common Share	$0.15	$0.15	$0.15	$0.15

2013 (In thousands, except per share amounts)	First	Second	Third	Fourth (a)
Revenues	$76,204	$82,165	$91,315	$94,815
Gross Profit	36,026	39,940	40,121	41,617
Amounts Attributable to Kadant:
Income from Continuing Operations	5,313	5,772	6,461	5,935
Loss from Discontinued Operation	(29)	(12)	(14)	(7)
Net Income Attributable to Kadant	$5,284	$5,760	$6,447	$5,928
Basic Earnings per Share:
Continuing Operations	$0.48	$0.52	$0.58	$0.53
Net Income Attributable to Kadant	$0.47	$0.52	$0.58	$0.53
Diluted Earnings per Share:
Continuing Operations	$0.47	$0.51	$0.57	$0.52
Net Income Attributable to Kadant	$0.47	$0.51	$0.57	$0.52
Cash Dividends Declared per Common Share	$0.125	$0.125	$0.125	$0.125
(a) The fourth quarters of 2014 and 2013 contained 14 and 13 weeks, respectively.

16.    Subsequent Event

On January 16, 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge the exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The Company has designated the 2015 Swap Agreement as a cash flow hedge.
The counterparty to the swap agreement could demand an early termination of the swap agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1.

Kadant Inc.
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense (Income)	Accounts Recovered	Accounts Written Off	Currency Translation	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended January 3, 2015	$2,689	$246	$15	$(590)	$(162)	$2,198
Year Ended December 28, 2013	$2,306	$374	$109	$(152)	$52	$2,689
Year Ended December 29, 2012	$2,308	$(14)	$30	$(56)	$38	$2,306

Description	Balance at Beginning of Year	Provision Charged to Expense (Income)	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (a)
Year Ended January 3, 2015	$550	$805	$(1,113)	$(139)	$103
Year Ended December 28, 2013	$254	$1,843	$(1,394)	$(153)	$550
Year Ended December 29, 2012	$762	$(75)	$(438)	$5	$254
_________________________________

(a)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.