Form 10-Q
period 2015-04-04
KADANT INC
filed 2015-05-13
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $.01 par value	10,966,486

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	April 4, 2015	January 3, 2015
(In thousands)

Current Assets:
Cash and cash equivalents	$42,840	$45,378
Restricted cash (Note 1)	371	415
Accounts receivable, less allowances of $2,215 and $2,198 (Note 1)	61,024	58,508
Inventories (Note 1)	60,644	55,223
Unbilled contract costs and fees	3,238	5,436
Other current assets	19,922	18,598
Assets of discontinued operation	110	116
Total Current Assets	188,149	183,674

Property, Plant, and Equipment, at Cost	116,565	118,902
Less: accumulated depreciation and amortization	73,114	73,937
	43,451	44,965

Other Assets	10,818	10,272

Intangible Assets, Net (Note 1)	43,256	46,954

Goodwill	121,457	127,882

Total Assets	$407,131	$413,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	April 4, 2015	January 3, 2015
(In thousands, except share amounts)

Current Liabilities:
Short-term obligations (Note 5)	$625	$611
Accounts payable	26,484	27,233
Accrued payroll and employee benefits	13,742	19,943
Customer deposits	20,027	18,452
Other current liabilities	22,926	20,718
Liabilities of discontinued operation	100	213
Total Current Liabilities	83,904	87,170

Other Long-Term Liabilities	34,835	35,868

Long-Term Obligations (Note 5)	30,125	25,250

Commitments and Contingencies (Note 12)	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	96,500	98,769
Retained earnings	275,282	270,249
Treasury stock at cost, 3,657,673 and 3,760,019 shares	(85,339)	(87,727)
Accumulated other comprehensive items (Note 8)	(29,451)	(17,146)
Total Kadant Stockholders' Equity	257,138	264,291
Noncontrolling interest	1,129	1,168
Total Stockholders' Equity	258,267	265,459

Total Liabilities and Stockholders' Equity	$407,131	$413,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
(In thousands, except per share amounts)

Revenues	$92,251	$93,367

Costs and Operating Expenses:
Cost of revenues	47,914	51,187
Selling, general, and administrative expenses	32,222	32,482
Research and development expenses	1,660	1,749
Restructuring costs (Note 2)	84	328
	81,880	85,746

Operating Income	10,371	7,621

Interest Income	53	222
Interest Expense	(231)	(306)

Income from Continuing Operations Before Provision for Income Taxes	10,193	7,537
Provision for Income Taxes (Note 4)	3,268	2,352

Income from Continuing Operations	6,925	5,185
Income (Loss) from Discontinued Operation (net of income tax (provision) benefit of $(41) and $3)	65	(5)

Net Income	6,990	5,180

Net Income Attributable to Noncontrolling Interest	(93)	(127)

Net Income Attributable to Kadant	$6,897	$5,053

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,832	$5,058
Income (Loss) from Discontinued Operation	65	(5)
Net Income Attributable to Kadant	$6,897	$5,053

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$0.63	$0.45
Diluted	$0.62	$0.45

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.63	$0.45
Diluted	$0.62	$0.45

Weighted Average Shares (Note 3):
Basic	10,892	11,132
Diluted	11,086	11,314

Cash Dividends Declared per Common Share	$0.17	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
(In thousands)

Net Income	$6,990	$5,180

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(12,102)	(757)
Pension and Other Post-Retirement Liability Adjustments (net of tax provision of $92 and $43 in 2015 and 2014, respectively)	173	77
Deferred (Loss) Gain on Hedging Instruments (net of tax provision of $17 and $49 in 2015 and 2014, respectively)	(508)	92
Other Comprehensive Items	(12,437)	(588)
Comprehensive (Loss) Income	(5,447)	4,592
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	39	(133)
Comprehensive (Loss) Income Attributable to Kadant	$(5,408)	$4,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
(In thousands)

Operating Activities:
Net income attributable to Kadant	$6,897	$5,053
Net income attributable to noncontrolling interest	93	127
(Income) loss from discontinued operation	(65)	5
Income from continuing operations	6,925	5,185
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,910	3,045
Stock-based compensation expense	1,588	1,395
Provision for losses on accounts receivable	185	85
Gain on the sale of property, plant, and equipment	—	(96)
Other items, net	(1,523)	(197)
Contributions to pension plan	(270)	(270)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,247)	1,187
Unbilled contract costs and fees	1,817	2,065
Inventories	(7,660)	312
Other current assets	(1,908)	(813)
Accounts payable	375	(2,290)
Other current liabilities	(1,715)	(3,406)
Net cash (used in) provided by continuing operations	(4,523)	6,202
Net cash (used in) provided by discontinued operation	(41)	1
Net cash (used in) provided by operating activities	(4,564)	6,203

Investing Activities:
Acquisitions, net of cash acquired	—	(2,035)
Purchases of property, plant, and equipment	(1,216)	(539)
Proceeds from sale of property, plant, and equipment	5	139
Other, net	—	1
Net cash used in continuing operations for investing activities	(1,211)	(2,434)

Financing Activities:
Proceeds from issuance of long-term obligations	10,000	5,354
Repayments of short-and long-term obligations	(5,111)	(131)
Purchases of Company common stock	—	(1,918)
Dividends paid	(1,630)	(1,389)
Proceeds from issuance of Company common stock	148	514
Other, net	687	683
Net cash provided by continuing operations for financing activities	4,094	3,113

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(857)	110

(Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(2,538)	6,992
Cash and Cash Equivalents at Beginning of Period	45,378	50,032
Cash and Cash Equivalents at End of Period	$42,840	$57,024

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421

Net income	—	—	—	5,053	—	—	—	127	5,180

Dividends declared	—	—	—	(1,676)	—	—	—	—	(1,676)

Activity under stock plans	—	—	(2,761)	—	(125,166)	2,713	—	—	(48)

Tax benefits related to employees' and directors' stock plans	—	—	683	—	—	—	—	—	683

Purchases of Company common stock	—	—	—	—	50,000	(1,918)	—	—	(1,918)

Other comprehensive items	—	—	—	—	—	—	(594)	6	(588)

Balance at March 29, 2014	14,624,159	$146	$94,731	$251,547	3,449,576	$(75,544)	$116	$1,058	$272,054

Balance at January 3, 2015	14,624,159	$146	$98,769	$270,249	3,760,019	$(87,727)	$(17,146)	$1,168	$265,459

Net income	—	—	—	6,897	—	—	—	93	6,990

Dividends declared	—	—	—	(1,864)	—	—	—	—	(1,864)

Activity under stock plans	—	—	(2,956)	—	(102,346)	2,388	—	—	(568)

Tax benefits related to employees' and directors' stock plans	—	—	687	—	—	—	—	—	687

Other comprehensive items	—	—	—	—	—	—	(12,305)	(132)	(12,437)

Balance at April 4, 2015	14,624,159	$146	$96,500	$275,282	3,657,673	$(85,339)	$(29,451)	$1,129	$258,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1
1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Kadant Inc. (collectively, "we," "Kadant," "the Company," or "the Registrant") was incorporated in Delaware in November 1991 and currently trades on the New York Stock Exchange under the ticker symbol "KAI."

The Company and its subsidiaries' continuing operations include two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products.

Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking, paper recycling, and process industries. The Company's principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of machines used in papermaking and other process industries; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls.

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 4, 2015 and its results of operations, comprehensive (loss) income, cash flows, and stockholders' equity, for the three month periods ended April 4, 2015 and March 29, 2014. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of January 3, 2015 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC.

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for the Company's fiscal quarters and on the Saturday closest to December 31 for the Company's fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ending January 3, 2015 (fiscal 2014) contained 53 weeks and the Company's fiscal year ending January 2, 2016 (fiscal 2015) contains 52 weeks. Each quarter of fiscal 2014 and 2015 contains 13 weeks, except the fourth quarter of 2014, which contained 14 weeks.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Critical Accounting Policies
Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of goodwill and intangible assets, inventories and pension obligations. A discussion of the application of these and other accounting policies is included in Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its condensed consolidated financial statements and in the application of accounting policies, if business conditions were different, or if the Company were to use different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's condensed consolidated financial statements.

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$—	$5,610
Cash Paid for Acquired Businesses	—	(2,709)
Liabilities Assumed of Acquired Businesses	$—	$2,901
Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,633	$2,480
Dividends Declared but Unpaid	$1,864	$1,676

Restricted Cash
As of April 4, 2015 and January 3, 2015, the Company had restricted cash of $371,000 and $415,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by the end of 2015.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5,440,000 and $6,334,000 at April 4, 2015 and January 3, 2015, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories
The components of inventories are as follows:

	April 4, 2015	January 3, 2015
(In thousands)

Raw Materials and Supplies	$22,436	$24,403
Work in Process	15,977	11,259
Finished Goods	22,231	19,561
	$60,644	$55,223

Intangible Assets, Net
Acquired intangible assets are as follows:

	April 4, 2015	January 3, 2015
(In thousands)

Indefinite-Lived Intangible Asset	$8,100	$8,100

Definite-Lived Intangible Assets, Gross	$77,052	$77,052
Accumulated Amortization	(37,340)	(35,901)
Currency Translation	(4,556)	(2,297)
Definite-Lived Intangible Assets, Net	$35,156	$38,854

Total Intangible Assets, Net	$43,256	$46,954

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014

Balance at beginning of period	$3,875	$4,571
Provision	408	559
Usage	(543)	(697)
Currency translation	(192)	(9)
Balance at end of period	$3,548	$4,424

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. The Company adopted this ASU in the first quarter of 2015 and it did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for the Company beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new disclosure guidance is effective for the Company in fiscal 2016.

Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. In April 2015, the FASB issued ASU No. 2015-04, which provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This new guidance is effective for the Company in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for the Company in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.    Restructuring Costs

In the first quarter of 2015, the Company's Papermaking Systems segment recorded restructuring costs of $84,000 for severance costs associated with the reduction of five employees in Canada and Sweden. These actions were taken to streamline the Company's operations in those locations.

In the first quarter of 2014, the Company's Papermaking Systems segment recorded net restructuring costs of $328,000, including facility-related costs of $339,000, net of income from an adjustment in severance costs of $11,000.

A summary of the changes in accrued restructuring costs are as follows:

(In thousands)	Severance Costs

Balance at January 3, 2015	$103
Provision	84
Usage	(54)
Currency translation	(11)
Balance at April 4, 2015	$122

The Company expects to pay the remaining accrued restructuring costs by the end of 2015.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
(In thousands, except per share amounts)

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,832	$5,058
Income (Loss) from Discontinued Operation	65	(5)
Net Income	$6,897	$5,053

Basic Weighted Average Shares	10,892	11,132
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	194	182
Diluted Weighted Average Shares	11,086	11,314

Basic Earnings per Share:
Continuing Operations	$0.63	$0.45
Discontinued Operation	$0.01	$—
Net Income per Basic Share	$0.63	$0.45

Diluted Earnings per Share:
Continuing Operations	$0.62	$0.45
Discontinued Operation	$0.01	$—
Net Income per Diluted Share	$0.62	$0.45

Unvested restricted stock units equivalent to approximately 46,000 and 57,000 shares of common stock for the first quarters of 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

4.    Provision for Income Taxes

The provision for income taxes was $3,268,000 and $2,352,000, in the first quarters of 2015 and 2014, respectively, and represented 32% and 31% of pre-tax income. The effective tax rate of 32% in the first quarter of 2015 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations. The effective tax rate of 31% in the first quarter of 2014 was lower than the Company’s statutory tax rate primarily due to the release of tax reserves that resulted from the expiration of tax statutes of limitations in jurisdictions outside the U.S. and the distribution of the Company’s worldwide earnings. These tax benefits were offset in part by tax expense associated with a reduction in deferred tax assets and an increase in nondeductible expenses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Short-and Long-Term Obligations

Short- and long-term obligations are as follows:

	April 4, 2015	January 3, 2015
(In thousands)

Revolving Credit Facility, due 2018	$25,000	$20,000
Variable Rate Term Loan, due from 2015 to 2016	5,750	5,750
Borrowings Under Overdraft	—	111
Total Short- and Long-Term Obligations	30,750	25,861
Less: Short-Term Obligations	(625)	(611)
Long-Term Obligations	$30,125	$25,250

The weighted average interest rate for the Company's long-term obligations was 2.22% as of April 4, 2015.

The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash. There was $25,000,000 of borrowings outstanding under the 2012 Credit Agreement at April 4, 2015.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 4, 2015, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of April 4, 2015, the Company had $73,690,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,588,000 and $1,395,000 in the first quarters of 2015 and 2014, respectively, within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation cost for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of restricted stock units (RSUs) is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $7,990,000 at April 4, 2015, and will be recognized over a weighted average period of 1.9 years.

On March 9, 2015, the Company granted to its executive officers performance-based RSUs, which represented, in aggregate, the right to receive 41,363 shares (the target RSU amount), subject to adjustment, with an aggregate grant date fair value of $1,857,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2015 fiscal year, which is a specified target for adjusted EBITDA generated from continuing operations for the 2015 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2015 fiscal year, all performance-based RSUs will be forfeited. In the first quarter of 2015, the Company recognized compensation expense based on the probable number of performance-based RSUs expected to vest, which was 100% of the target RSU amount. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2016, 2017, and 2018, provided that the executive officer is employed by the Company on the applicable vesting dates. On March 9, 2015, the Company also granted time-based RSUs representing 52,804 shares to its executive officers and employees with an aggregate grant date fair value of $2,341,000. These time-based RSUs generally vest in three equal annual installments on March 10 of 2016, 2017, and 2018, provided the employee remains employed by the Company on the applicable vesting dates.

On March 9, 2015, the Company granted 22,500 RSUs to its non-employee directors with an aggregate grant date fair value of $1,025,000. The RSUs generally will vest the last day of each fiscal quarter of 2015 with 6,250 RSUs vesting in the first and second quarters and 5,000 RSUs expected to vest in the third and fourth quarters.

Cash Settled Restricted Stock Units
On March 9, 2015, the Company granted 10,000 RSUs to each of its non-employee directors, which will only vest and for which compensation expense will only be recognized upon a change in control as defined in the Company's 2006 equity incentive plan. If a change in control occurs, the directors would receive cash compensation equal to the value of the restricted stock units at the trading price of the Company's common stock on the change in control date. These RSUs, which total 50,000 in the aggregate and have a grant date fair value of $2,279,000, will expire and be forfeited if a change in control does not occur before the last day of the first quarter of 2020.

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

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended April 4, 2015		Three Months Ended March 29, 2014
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$211	$57	$213	$69
Interest cost	307	65	321	72
Expected return on plan assets	(356)	(11)	(370)	(12)
Recognized net actuarial loss	127	17	79	9
Amortization of prior service cost	14	22	14	21
Net periodic benefit cost	$303	$150	$257	$159

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.87%	3.76%	4.79%	4.23%
Expected long-term return on plan assets	5.25%	—	5.75%	—
Rate of compensation increase	3.00%	2.99%	3.50%	3.19%

The Company made cash contributions of $270,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first three months of 2015 and expects to make cash contributions of $810,000 over the remainder of 2015. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Accumulated Other Comprehensive Items

Comprehensive (loss) income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred losses on hedging instruments.

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at January 3, 2015	$(7,371)	$(589)	$(8,394)	$(792)	$(17,146)
Other comprehensive (loss) income before reclassifications	(11,970)	4	52	568	(11,346)
Reclassifications from AOCI	—	23	94	(1,076)	(959)
Net current period other comprehensive (loss) income	(11,970)	27	146	(508)	(12,305)
Balance at April 4, 2015	$(19,341)	$(562)	$(8,248)	$(1,300)	$(29,451)

Balance at December 28, 2013	$8,919	$(657)	$(6,919)	$(633)	$710
Other comprehensive (loss) income before reclassifications	(763)	—	(3)	38	(728)
Reclassifications from AOCI	—	22	58	54	134
Net current period other comprehensive (loss) income	(763)	22	55	92	(594)
Balance at March 29, 2014	$8,156	$(635)	$(6,864)	$(541)	$116

Amounts reclassified out of AOCI are as follows:

	Three Months Ended		Statement of Income
(In thousands)	April 4, 2015	March 29, 2014	Line Item
Pension and Other Post-Retirement Plans: (1)
Amortization of prior service cost	$(36)	$(35)	SG&A expenses
Amortization of actuarial losses	(144)	(88)	SG&A expenses
Total expense before income taxes	(180)	(123)
Income tax benefit	63	43	Provision for income taxes
	(117)	(80)
Cash Flow Hedges: (2)
Interest rate swap agreements	(104)	(84)	Interest expense
Forward currency-exchange contracts	1,318	—	SG&A expenses
Total income (expense) before income taxes	1,214	(84)
(Provision) benefit for income taxes	(138)	30	Provision for income taxes
	1,076	(54)
Total reclassifications	$959	$(134)

(1)	Included in the computation of net periodic benefit costs. See Note 7 for additional information.

(2)	See Note 9 for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Interest Rate Swaps
On January 16, 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge its exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The Company has designated the 2015 Swap Agreement as a cash flow hedge.

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

The fair value for these instruments as of April 4, 2015, is included in other long-term liabilities, with an offset to AOCI (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreements is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreements could demand an early termination of the swap agreements if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, and a minimum consolidated interest coverage ratio of 3 to 1. As of April 4, 2015, the Company was in compliance with these covenants. The unrealized loss of $364,000 as of April 4, 2015, represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.
Forward Currency-Exchange Contracts
The Company uses forward currency-exchange contracts primarily to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result primarily from portions of the Company's operations and assets and liabilities that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets and liabilities. The Company typically manages its level of exposure to the risk of currency-exchange fluctuations by

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

hedging a portion of its currency exposures anticipated over the ensuing 24-month period, using forward currency-exchange contracts that have maturities of 24 months or less.

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

The Company recognized gains of $1,000 and $36,000 in the first quarters of 2015 and 2014, respectively, included in SG&A expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair values of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		April 4, 2015		January 3, 2015
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$35	$869	$—	$—
Forward currency-exchange contracts	Other Assets	$1,522	$15,679	$775	$17,012
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(5)	$190	$—	$—
Interest rate swap agreements	Other Long-Term Liabilities	$(364)	$15,750	$(377)	$5,750

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$1	$399	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(12)	$784

(a)	See Note 10 for the fair value measurements related to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first quarter of 2015.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended April 4, 2015:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at January 3, 2015	$(366)	$(426)	$(792)
Loss (gain) reclassified to earnings	67	(1,143)	(1,076)
(Loss) gain recognized in AOCI	(59)	627	568
Unrealized loss, net of tax, at April 4, 2015	$(358)	$(942)	$(1,300)

As of April 4, 2015, $271,000 of the net unrealized loss included in AOCI is expected to be reclassified to earnings over the next twelve months.

10.    Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of April 4, 2015
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$7,388	$—	$—	$7,388
Banker's acceptance drafts (a)	$—	$5,440	$—	$5,440
Forward currency-exchange contracts	$—	$1,558	$—	$1,558

Liabilities:
Forward currency-exchange contracts	$—	$5	$—	$5
Interest rate swap agreements	$—	$364	$—	$364
Contingent consideration (b)	$—	$—	$1,030	$1,030

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements (continued)

	Fair Value as of January 3, 2015
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$9,264	$—	$—	$9,264
Banker's acceptance drafts (a)	$—	$6,334	$—	$6,334
Forward currency-exchange contracts	$—	$775	$—	$775

Liabilities:
Forward currency-exchange contracts	$—	$12	$—	$12
Interest rate swap agreement	$—	$377	$—	$377
Contingent consideration (b)	$—	$—	$1,133	$1,133

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

(b)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first three months of 2015. The Company's financial assets and liabilities carried at fair value include cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instruments. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration is based on the present value of the estimated future cash flows. Changes to the fair value of the contingent consideration are recorded in SG&A expense.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration:

Three Months Ended April 4, 2015
(In thousands)
Balance at beginning of period	$1,133
Current period expense	18
Currency translation	(121)
Balance at end of period	$1,030

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	April 4, 2015		January 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Long-term debt obligations	$30,125	$30,125	$25,250	$25,250

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

	Three Months Ended
	April 4,	March 29,
(In thousands)	2015	2014

Revenues:
Papermaking Systems	$80,655	$78,184
Wood Processing Systems	7,772	11,273
Fiber-based Products	3,824	3,910
	$92,251	$93,367

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$12,283	$9,410
Wood Processing Systems	2,245	1,354
Corporate and Fiber-based Products (a)	(4,157)	(3,143)
Total Operating Income	10,371	7,621
Interest Expense, Net	(178)	(84)
	$10,193	$7,537

Capital Expenditures:
Papermaking Systems	$952	$517
Other	264	22
	$1,216	$539

(a) Corporate primarily includes general and administrative expenses.

12.    Contingencies and Litigation

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of April 4, 2015 and January 3, 2015, the Company had $4,521,000 and $5,642,000, respectively, of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Overview
Company Background
We are a leading global supplier of equipment used in process industries, including papermaking, paper recycling, and oriented strand board (OSB), an engineered wood panel product used primarily in home construction. In addition, we manufacture granules made from papermaking byproducts. We have a large customer base that includes most of the world's major paper and OSB manufacturers. Our large installed base provides us with a spare parts and consumables business that has lower volatility and yields higher margins than our capital equipment business. In fiscal 2014, approximately 62% of our revenue was from the sale of parts and consumables products.

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
-
Rotary Debarkers: rotary debarkers and related parts and consumables that employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species; and

-
Chippers: disc, drum, and veneer chippers and related parts and consumables that are high quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, and sawmill and planer mill sites.

Fiber-based Products
We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.
International Sales
During the first three months of 2015 and 2014, approximately 46% and 51%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial position depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the Securities and Exchange Commission (SEC). There have been no material changes to these critical accounting policies since fiscal year-end 2014 that warrant disclosure.

KADANT INC.

Overview (continued)

Industry and Business Outlook
Our products are primarily sold in global process industries, principally papermaking, paper recycling, and OSB. Our bookings decreased 6% to $108 million in the first quarter of 2015 compared to $115 million in the first quarter of 2014. This decrease included an $8 million, or 7%, decrease from the unfavorable effects of currency translation, offset in part by a $2 million, or 2%, increase from acquisitions. Our financial results were negatively affected by foreign currency translation in the first quarter of 2015 due to the strengthening of the U.S. dollar.

Our primary market is the papermaking and paper recycling industries. In fiscal 2014, 48% of our revenue was from the sale of products that support packaging and tissue production. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including consumer spending on non-durable goods and demand for food and beverage packaging. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both tissue and containerboard, growth rates in the developing world are expected to be higher as per capita consumption of paper increases with rising standards of living. In fiscal 2014, 14% of our revenue was related to products that support newsprint as well as printing and writing paper grades, which have been negatively affected by the development and increased use of digital media. While we expect the decline in the use of newsprint and writing paper grades to continue due to the use of digital media, we expect global containerboard and tissue production to be stable or to increase.

Our revenue and income tends to be variable as demand for our capital equipment products is dependent on regional economic conditions and the level of capital spending by our customers. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products increased 4% to $68 million in the first quarter of 2015 compared to $66 million in the first quarter of 2014 and represented 63% of our total bookings.

The largest and strongest market for our products continues to be North America. Based on information provided by Resource Information Systems Inc. (RISI), paper and board production in North America experienced a decline of 1% in the first quarter of 2015 attributed to printing, writing, and newsprint grades, which decreased 3.9% in the first quarter of 2015 compared to the first quarter of 2014. Board production, on the other hand, was reported by RISI to be up 1% in the first quarter of 2015 compared to the same period last year led by linerboard production. Per RISI, operating rates in the relatively strong containerboard sector were 96% in March 2015, yet inventories at box plants and mills remained relatively high compared to historical figures. According to Freddie Mac's U.S. Economic and Housing Market Outlook for April 2015, U.S. OSB demand in the first quarter of 2015 was negatively impacted by the harsh winter conditions, which slowed housing starts. That said, the 2015 outlook for U.S. lumber and structural wood panels, which includes OSB, continues to be positive due in large part to the expectation that home sales will be the highest since 2007. Our bookings in North America were $57 million in the first quarter of 2015, down 19% compared to the first quarter of 2014, which included an $11 million order for a stock-preparation system in Mexico.

The overall economy in Europe continues to be weak and this has adversely affected our business in 2015. Our bookings in Europe were $19 million, down 21% compared to the first quarter of 2014. Our bookings in Asia were $23 million in the first quarter of 2015, up 90% compared to the first quarter of 2014. While the overall economy in China continues to soften with China’s statistics bureau reporting first quarter 2015 economic growth at 7.0%, down from 7.3% in the fourth quarter of 2014, we believe our business is benefiting from the government's efforts to close smaller, high-polluting paper mills as our customers benefit from the increased demand caused by the closure of these mills. In addition, although there is over capacity of paper production throughout China, there continues to be project activity in central and western China. Our bookings in the rest of the world increased 10% to $9 million in the first quarter of 2015 compared to $8 million in the first quarter of 2014. This included a 30% decrease in South America, which reflects the general economic slowdown in the region, which was more than offset by an increase in the other regions we serve primarily due to a large order in South Africa.

We anticipate that a higher gross margin will outweigh the negative impact of foreign currency translation on our diluted earnings per share (EPS) for the full year and we are maintaining our guidance for generally accepted accounting principles (GAAP) diluted EPS from continuing operations of $3.05 to $3.15. However, we are lowering our full year revenue guidance due entirely to the negative effects of foreign currency translation and we now expect revenue of $403 to $410 million in 2015, revised from our previous guidance of $413 to $423 million. For the second quarter of 2015, we expect to achieve GAAP diluted EPS from continuing operations of $0.69 to $0.71 on revenue of $95 to $97 million.

KADANT INC.

Results of Operations

First Quarter 2015 Compared With First Quarter 2014

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2015 and 2014. The results of operations for the fiscal quarter ended April 4, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	April 4, 2015	March 29, 2014

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	52	55
Selling, general, and administrative expenses	35	35
Research and development expenses	2	2
Restructuring costs	—	—
	89	92
Operating Income	11	8
Interest Income	—	—
Interest Expense	—	—
Income from Continuing Operations Before Provision for Income Taxes	11	8
Provision for Income Taxes	3	2
Income from Continuing Operations	8%	6%

Effect of Foreign Currency Translation
Our financial results were negatively affected by foreign currency translation in the first quarter of 2015 compared to the first quarter of 2014 due to the strengthening of the U.S. dollar relative to the functional currencies of our foreign subsidiaries. As we translate the local currency balances of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our income and expenses will reflect year over year decreases due to currency translation. The negative effect on our financial results will continue if the U.S. dollar continues to strengthen relative to the functional currencies of our foreign subsidiaries. Similarly, if the U.S. dollar weakens compared to the functional currencies of our foreign subsidiaries, our income and expenses will reflect year over year increases due to currency translation. Some of this economic risk is mitigated due to a foreign subsidiary having revenue, costs of revenue, and expenses in the same currency. Further, certain subsidiaries may hold U.S. dollar assets which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains, further mitigating the effect of currency translation losses. We have presented the material effects of foreign currency translation on our financial results in Results of Operations.

Revenues
Revenues for the first quarters of 2015 and 2014 are as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
(In thousands)
Revenues:
Papermaking Systems	$80,655	$78,184
Wood Processing Systems	7,772	11,273
Fiber-based Products	3,824	3,910
	$92,251	$93,367

Papermaking Systems Segment. Revenues increased $2.5 million, or 3%, to $80.7 million in the first quarter of 2015 from $78.2 million in the first quarter of 2014 primarily due to an increase in demand for our parts and consumables products at our Stock-Preparation product line, especially in North America. Foreign currency translation had a significant negative effect

KADANT INC.

Results of Operations (continued)

on the first quarter of 2015, lowering first quarter of 2015 revenues in our Papermaking Systems segment by $5.7 million compared to the first quarter of 2014.
Wood Processing Systems Segment. Revenues decreased $3.5 million, or 31%, to $7.8 million in the first quarter of 2015 from $11.3 million in the first quarter of 2014 primarily due to a decrease in demand for our capital products and a decrease of $1.0 million due to the unfavorable effects of currency translation.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2015 and 2014, and the changes in revenues by product line between the first quarters of 2015 and 2014 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from the conversion of first quarter of 2015 revenues in local currency into U.S. dollars at first quarter of 2014 exchange rates, and then comparing this result to actual revenues in the first quarter of 2014. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended			Increase (Decrease) Excluding Effect of Currency Translation
(In thousands)	April 4, 2015	March 29, 2014	Increase (Decrease)
Papermaking Systems Segment Product Lines:
Stock-Preparation	$30,646	$26,174	$4,472	$6,208
Doctoring, Cleaning, & Filtration	27,286	27,009	277	2,062
Fluid-Handling	22,723	25,001	(2,278)	(119)
	$80,655	$78,184	$2,471	$8,151

Revenues from our Stock-Preparation product line in the first quarter of 2015 increased $4.5 million, or 17%, compared to the first quarter of 2014, including a $1.7 million decrease from the effects of currency translation. Excluding the unfavorable effects of currency translation, revenues from our Stock-Preparation product line increased $6.2 million, or 24%, compared to the first quarter of 2014 primarily due to increased demand for our parts and consumables products in North America and, to a lesser extent, Europe and China. Revenues from our Doctoring, Cleaning, & Filtration product line in the first quarter of 2015 increased $0.3 million, or 1%, including a $1.8 million unfavorable effect of currency translation, compared to the prior year period. Excluding the effects of currency translation, revenues in our Doctoring, Cleaning & Filtration product line increased $2.1 million, or 8%, compared to the first quarter of 2014 primarily due to an increase in demand for our capital products at our North American operations and to a lesser extent our parts and consumables products at our Chinese and European operations. Revenues from our Fluid-Handling product line in the first quarter of 2015 decreased $2.3 million, or 9%, including a $2.2 million unfavorable effect of currency translation, compared to the prior year period. Excluding the effects of currency translation, revenues in our Fluid-Handling product line were approximately $25 million in both the first quarters of 2015 and 2014.

Gross Profit Margin
Gross profit margins for the first quarters of 2015 and 2014 are as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Gross Profit Margin:
Papermaking Systems	47.5%	47.5%
Wood Processing Systems	51.1	28.3
Fiber-based Products	54.3	46.7
	48.1%	45.2%

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment was 47.5% in both the first quarters of 2015 and 2014.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment increased to 51.1% in the first quarter of 2015 from 28.3% in the first quarter of 2014. The gross profit margin in the first quarter of 2014 was reduced by amortization expense associated with acquired profit in inventory totaling $1.6 million, which had the effect of lowering the gross profit margin by 14.5 percentage points. Also contributing to the increase in gross profit margin was the sale of an increased proportion of higher-margin parts and consumables products in the first quarter of 2015 compared to the first quarter of 2014.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 54.3% in the first quarter of 2015 from 46.7% in the first quarter of 2014, primarily due to the lower cost of natural gas used in the production process.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues was 35% in both the first quarters of 2015 and 2014. Selling, general, and administrative expenses decreased $0.3 million, or 1%, to $32.2 million in the first quarter of 2015 from $32.5 million in the first quarter of 2014, including a decrease of $2.4 million from the favorable effects of foreign currency translation and an increase of $0.4 million related to expenses associated with acquisitions.

Total stock-based compensation expense was $1.6 million and $1.4 million in the first quarters of 2015 and 2014, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.7 million in both the first quarters of 2015 and 2014 and represented 2% of revenues in both periods.

Restructuring Costs
Restructuring costs were $0.1 million and $0.3 million in the first quarters of 2015 and 2014, respectively. Restructuring costs in the first quarter of 2015 included $0.1 million of severance costs associated with the reduction of five employees in Canada and Sweden. This action was taken to further streamline our operations in those locations. We anticipate annualized savings within our Papermaking Systems segment of $0.2 million in SG&A expenses and $0.1 million in cost of revenues once these restructuring actions have been completed. Restructuring costs in the first quarter of 2014 included $0.3 million of facility-related costs in our Papermaking Systems segment.

Provision for Income Taxes
Our provision for income taxes was $3.3 million and $2.4 million in the first quarters of 2015 and 2014, respectively, and represented 32% and 31% of pre-tax income. The effective tax rate of 32% in the first quarter of 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations. The effective tax rate of 31% in the first quarter of 2014 was lower than our statutory tax rate primarily due to the release of tax reserves that resulted from the expiration of tax statutes of limitations in jurisdictions outside of the U.S. and the distribution of our worldwide earnings. These tax benefits were offset in part by tax expense associated with a reduction in deferred tax assets and an increase in nondeductible expenses.

Income from Continuing Operations
Income from continuing operations increased $1.7 million to $6.9 million in the first quarter of 2015 from $5.2 million in the first quarter of 2014. This increase was primarily due to an increase in our operating income offset in part by an increase in our provision for income taxes (see Revenues, Operating Expenses, and Provision for Income Taxes discussed above).

KADANT INC.

Results of Operations (continued)

Recent Accounting Pronouncements
Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Statement Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. We adopted this ASU in the first quarter of 2015 and it did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for us beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

KADANT INC.

Results of Operations (continued)

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new disclosure guidance is effective for us in fiscal 2016.

Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. In April 2015, the FASB issued ASU No. 2015-04, which provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This new guidance is effective for us in fiscal 2016. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for us in fiscal 2016. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Consolidated working capital was $104.2 million at April 4, 2015, compared with $96.5 million at January 3, 2015. Included in working capital are cash and cash equivalents of $42.8 million and $45.4 million at April 4, 2015 and January 3, 2015, respectively. At April 4, 2015, $39.3 million of our cash and cash equivalents were held by our foreign subsidiaries.

First Three Months of 2015
Our operating activities used cash of $4.6 million in the first quarter of 2015. Working capital used cash of $14.3 million in the first quarter of 2015, including $7.7 million for inventories and $5.2 million for accounts receivable. The increase in inventory was primarily due to an increase in work in process at our Stock-Preparation product line related to projects that are scheduled to ship later this year. The increase in accounts receivable was due to significant shipments in the last month of the first quarter of 2015.

Our investing activities used cash of $1.2 million in the first quarter of 2015 for purchases of property, plant, and equipment.

Our financing activities provided cash of $4.1 million in the first quarter of 2015. We received $10 million in proceeds from borrowings under our 2012 Credit Agreement and used cash of $5.1 million for principal payments on our outstanding debt obligations. We also used cash of $1.6 million for cash dividends paid to stockholders.

First Three Months of 2014
Our operating activities provided cash of $6.2 million in the first quarter of 2014. Working capital used cash of $2.9 million in the first quarter of 2014, including $3.4 million for other current liabilities related primarily to incentive payments and $2.3 million for accounts payable. These uses of cash were offset in part by cash provided by decreases in accounts receivable and unbilled contract costs and fees of $1.2 million and $2.1 million, respectively, due to the timing of billings.

KADANT INC.

Liquidity and Capital Resources (continued)

Our investing activities used cash of $2.4 million in the first quarter of 2014, including $2.0 million for acquisition consideration and $0.5 million to purchase property, plant, and equipment.

Our financing activities provided cash of $3.1 million in the first quarter of 2014. We received cash of $5.4 million in the first quarter of 2014 from borrowings under our 2012 Credit Agreement and $0.5 million from the issuance of our common stock, offset in part by $1.9 million paid to repurchase our common stock on the open market and $1.4 million of cash dividends paid to stockholders.

Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. We had $25.0 million of borrowings outstanding under the 2012 Credit Agreement at April 4, 2015.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 4, 2015, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

As of April 4, 2015, we had $73.7 million of borrowing capacity available under the committed portion of the 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of April 4, 2015, the remaining balance on the 2006 Commercial Real Estate Loan was $5.8 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) three-month LIBOR plus a 0.75% margin.
Our obligations under the 2006 Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the 2006 Commercial Real Estate Loan and the mortgage and security agreements, which include customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2012 Credit Agreement or any successor credit facility would be an event of default under the 2006 Commercial Real Estate Loan.

KADANT INC.

Liquidity and Capital Resources (continued)

Interest Rate Swap Agreements
On January 16, 2015, we entered into a swap agreement (2015 Swap Agreement) to hedge our exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2015 Swap Agreement expires on March 27, 2020 and has a $10 million notional value. Under the 2015 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 1.50% plus an applicable margin.

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

As of April 4, 2015, the interest rate swap agreements had an unrealized loss of $0.4 million. We believe that any credit risk associated with the swap agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. The unrealized loss of $0.4 million associated with the swap agreements as of April 4, 2015 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources
On July 28, 2014, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015. Through April 4, 2015, we had repurchased 50,000 shares of our common stock for $2.0 million under this authorization. We did not purchase any shares of our common stock under this authorization in the first quarter of 2015.

We paid quarterly cash dividends totaling $1.6 million in the first quarter of 2015. On March 9, 2015, our board of directors approved a quarterly cash dividend of $0.17 per outstanding share of our common stock, or approximately $1.9 million, which will be paid on May 14, 2015. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Through April 4, 2015, we have not provided for U.S. income taxes on approximately $153.1 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.0 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $6 to $7 million during the remainder of 2015 for property, plant, and equipment.
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

KADANT INC.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at year-end 2014 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2015. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 4, 2015, our Chief Executive Officer and Chief Financial Officer concluded that as of April 4, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 filed with the SEC.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May, 2015.

KADANT INC.

/s/ Thomas M. O'Brien
Thomas M. O'Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit Number
Description of Exhibit

10.1*	Form of cash-settled restricted stock unit award agreement between the registrant and its non-employee directors dated March 9, 2015.

10.2	Swap Confirmation effective January 16, 2015.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

* Management contract or compensatory plan or arrangement.
** Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at April 4, 2015 and January 3, 2015, (ii) Condensed Consolidated Statement of Income for the three months ended April 4, 2015 and March 29, 2014, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income for the three months ended April 4, 2015 and March 29, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 4, 2015 and March 29, 2014, (v) Condensed Consolidated Statement of Stockholders' Equity for the three months ended April 4, 2015 and March 29, 2014, and (vi) Notes to Condensed Consolidated Financial Statements.