Form 10-Q
period 2015-07-04
KADANT INC
filed 2015-08-12
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $.01 par value	10,893,049

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	July 4, 2015	January 3, 2015
(In thousands)

Current Assets:
Cash and cash equivalents	$47,362	$45,378
Restricted cash (Note 1)	1,223	415
Accounts receivable, less allowances of $2,214 and $2,198 (Note 1)	58,117	58,508
Inventories (Note 1)	64,207	55,223
Unbilled contract costs and fees	4,066	5,436
Other current assets	22,567	18,598
Assets of discontinued operation	103	116
Total Current Assets	197,645	183,674

Property, Plant, and Equipment, at Cost	118,614	118,902
Less: accumulated depreciation and amortization	74,921	73,937
	43,693	44,965

Other Assets	9,548	10,272

Intangible Assets, Net (Note 1)	42,143	46,954

Goodwill	122,804	127,882

Total Assets	$415,833	$413,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	July 4, 2015	January 3, 2015
(In thousands, except share amounts)

Current Liabilities:
Short-term obligations (Note 5)	$5,500	$611
Accounts payable	28,453	27,233
Accrued payroll and employee benefits	15,733	19,943
Customer deposits	22,409	18,452
Other current liabilities	20,223	20,718
Liabilities of discontinued operation	100	213
Total Current Liabilities	92,418	87,170

Other Long-Term Liabilities	34,740	35,868

Long-Term Obligations (Note 5)	23,000	25,250

Commitments and Contingencies (Note 12)	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	98,148	98,769
Retained earnings	281,894	270,249
Treasury stock at cost, 3,731,110 and 3,760,019 shares	(89,070)	(87,727)
Accumulated other comprehensive items (Note 8)	(26,670)	(17,146)
Total Kadant Stockholders' Equity	264,448	264,291
Noncontrolling interest	1,227	1,168
Total Stockholders' Equity	265,675	265,459

Total Liabilities and Stockholders' Equity	$415,833	$413,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	July 4, 2015	June 28, 2014
(In thousands, except per share amounts)

Revenues	$98,327	$104,835

Costs and Operating Expenses:
Cost of revenues	52,600	59,753
Selling, general, and administrative expenses	31,068	31,588
Research and development expenses	1,800	1,392
Restructuring costs	216	66
	85,684	92,799

Operating Income	12,643	12,036

Interest Income	43	82
Interest Expense	(231)	(250)

Income from Continuing Operations Before Provision for Income Taxes	12,455	11,868
Provision for Income Taxes	3,914	3,870

Income from Continuing Operations	8,541	7,998
Loss from Discontinued Operation (net of income tax benefit of $3 and $5)	(5)	(9)

Net Income	8,536	7,989

Net Income Attributable to Noncontrolling Interest	(72)	(131)

Net Income Attributable to Kadant	$8,464	$7,858

Amounts Attributable to Kadant:
Income from Continuing Operations	$8,469	$7,867
Loss from Discontinued Operation	(5)	(9)
Net Income Attributable to Kadant	$8,464	$7,858

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$0.77	$0.71
Diluted	$0.76	$0.70

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.77	$0.71
Diluted	$0.76	$0.70

Weighted Average Shares (Note 3):
Basic	10,948	11,049
Diluted	11,173	11,246

Cash Dividend Declared per Common Share	$0.17	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
(In thousands, except per share amounts)

Revenues	$190,578	$198,202

Costs and Operating Expenses:
Cost of revenues	100,514	110,940
Selling, general, and administrative expenses	63,290	64,070
Research and development expenses	3,460	3,141
Restructuring costs (Note 2)	300	394
	167,564	178,545

Operating Income	23,014	19,657

Interest Income	96	304
Interest Expense	(462)	(556)

Income from Continuing Operations Before Provision for Income Taxes	22,648	19,405
Provision for Income Taxes (Note 4)	7,182	6,222

Income from Continuing Operations	15,466	13,183
Income (Loss) from Discontinued Operation (net of income tax (provision) benefit of $(38) and $8)	60	(14)

Net Income	15,526	13,169

Net Income Attributable to Noncontrolling Interest	(165)	(258)

Net Income Attributable to Kadant	$15,361	$12,911

Amounts Attributable to Kadant:
Income from Continuing Operations	$15,301	$12,925
Income (Loss) from Discontinued Operation	60	(14)
Net Income Attributable to Kadant	$15,361	$12,911

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$1.40	$1.17
Diluted	$1.37	$1.15

Earnings per Share Attributable to Kadant (Note 3):
Basic	$1.41	$1.16
Diluted	$1.38	$1.14

Weighted Average Shares (Note 3):
Basic	10,920	11,091
Diluted	11,130	11,280

Cash Dividends Declared per Common Share	$0.34	$0.30

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
(In thousands)

Net Income	$8,536	$7,989	$15,526	$13,169

Other Comprehensive Items:
Foreign Currency Translation Adjustment	2,264	579	(9,838)	(178)
Pension and Other Post-Retirement Liability Adjustments (net of tax provision of $63 and $155 in the three and six months ended July 4, 2015, respectively, and $18 and $61 in the three and six months ended June 28, 2014, respectively)	115	33	288	110
Deferred Gain (Loss) on Hedging Instruments (net of tax provision of $61 and $78 in the three and six months ended July 4, 2015, respectively, and $3 and $52 in the three and six months ended June 28, 2014, respectively)	428	(99)	(80)	(7)
Other Comprehensive Items	2,807	513	(9,630)	(75)
Comprehensive Income	11,343	8,502	5,896	13,094
Comprehensive Income Attributable to Noncontrolling Interest	(98)	(118)	(59)	(251)
Comprehensive Income Attributable to Kadant	$11,245	$8,384	$5,837	$12,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
(In thousands)

Operating Activities:
Net income attributable to Kadant	$15,361	$12,911
Net income attributable to noncontrolling interest	165	258
(Income) loss from discontinued operation	(60)	14
Income from continuing operations	15,466	13,183
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,663	5,874
Stock-based compensation expense	3,241	2,811
Tax benefits from stock-based compensation awards	(884)	(703)
Provision for (recovery of) losses on accounts receivable	219	(29)
Gain on the sale of property, plant, and equipment	(3)	(122)
Other items, net	(324)	1,011
Contributions to pension plan	(540)	(540)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,988)	3,461
Unbilled contract costs and fees	1,040	299
Inventories	(10,843)	2,309
Other current assets	(2,427)	(753)
Accounts payable	2,000	874
Other current liabilities	(979)	(12,480)
Net cash provided by continuing operations	9,641	15,195
Net cash used in discontinued operation	(39)	(1)
Net cash provided by operating activities	9,602	15,194

Investing Activities:
Acquisitions, net of cash acquired	—	(2,770)
Purchases of property, plant, and equipment	(2,651)	(1,442)
Proceeds from sale of property, plant, and equipment	28	171
Net cash used in continuing operations for investing activities	(2,623)	(4,041)

Financing Activities:
Proceeds from issuance of long-term obligations	15,000	11,401
Repayments of short-and long-term obligations	(12,361)	(21,724)
Purchases of Company common stock	(4,040)	(11,250)
Dividends paid	(3,494)	(3,064)
Proceeds from issuance of Company common stock	285	557
Change in restricted cash	(842)	1
Tax benefits from stock-based compensation awards	884	703
Net cash used in continuing operations for financing activities	(4,568)	(23,376)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(427)	(299)

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	1,984	(12,522)
Cash and Cash Equivalents at Beginning of Period	45,378	50,032
Cash and Cash Equivalents at End of Period	$47,362	$37,510

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421

Net income	—	—	—	12,911	—	—	—	258	13,169

Dividends declared	—	—	—	(3,315)	—	—	—	—	(3,315)

Activity under stock plans	—	—	(1,514)	—	(134,416)	2,924	—	—	1,410

Tax benefits related to employees' and directors' stock plans	—	—	703	—	—	—	—	—	703

Purchases of Company common stock	—	—	—	—	305,135	(11,250)	—	—	(11,250)

Other comprehensive items	—	—	—	—	—	—	(68)	(7)	(75)

Balance at June 28, 2014	14,624,159	$146	$95,998	$257,766	3,695,461	$(84,665)	$642	$1,176	$271,063

Balance at January 3, 2015	14,624,159	$146	$98,769	$270,249	3,760,019	$(87,727)	$(17,146)	$1,168	$265,459

Net income	—	—	—	15,361	—	—	—	165	15,526

Dividends declared	—	—	—	(3,716)	—	—	—	—	(3,716)

Activity under stock plans	—	—	(1,505)	—	(115,427)	2,697	—	—	1,192

Tax benefits related to employees' and directors' stock plans	—	—	884	—	—	—	—	—	884

Purchases of Company common stock	—	—	—	—	86,518	(4,040)	—	—	(4,040)

Other comprehensive items	—	—	—	—	—	—	(9,524)	(106)	(9,630)

Balance at July 4, 2015	14,624,159	$146	$98,148	$281,894	3,731,110	$(89,070)	$(26,670)	$1,227	$265,675

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

Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking, paper recycling, and process industries. The Company's principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of machines used in papermaking and other process industries; and cleaning and filtration systems essential for draining, filtering, and recycling process water and cleaning paper machine fabrics and rolls.

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 4, 2015 and its results of operations, comprehensive income, cash flows, and stockholders' equity, for the three and six month periods ended July 4, 2015 and June 28, 2014. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for the Company's fiscal quarters and on the Saturday closest to December 31 for the Company's fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ended January 3, 2015 (fiscal 2014) contained 53 weeks and the Company's fiscal year ending January 2, 2016 (fiscal 2015) contains 52 weeks. Each quarter of fiscal 2014 and 2015 contains 13 weeks, except the fourth quarter of 2014, which contained 14 weeks.

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

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$—	$5,602
Cash Paid for Acquired Businesses	—	(3,444)
Liabilities Assumed of Acquired Businesses	$—	$2,158
Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,967	$2,718
Dividends Declared but Unpaid	$1,852	$1,640

Restricted Cash
As of July 4, 2015 and January 3, 2015, the Company had restricted cash of $1,223,000 and $415,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by the end of 2015.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $5,683,000 and $6,334,000 at July 4, 2015 and January 3, 2015, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories
The components of inventories are as follows:

	July 4, 2015	January 3, 2015
(In thousands)

Raw Materials and Supplies	$24,079	$24,403
Work in Process	18,734	11,259
Finished Goods	21,394	19,561
	$64,207	$55,223

Intangible Assets, Net
Acquired intangible assets are as follows:

	July 4, 2015	January 3, 2015
(In thousands)

Indefinite-Lived Intangible Asset	$8,100	$8,100

Definite-Lived Intangible Assets, Gross	$77,052	$77,052
Accumulated Amortization	(38,617)	(35,901)
Currency Translation	(4,392)	(2,297)
Definite-Lived Intangible Assets, Net	$34,043	$38,854

Total Intangible Assets, Net	$42,143	$46,954

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014

Balance at beginning of period	$3,875	$4,571
Provision	917	1,284
Usage	(1,252)	(1,600)
Currency translation	(153)	(6)
Balance at end of period	$3,387	$4,249

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

Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for the Company beginning in fiscal 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new disclosure guidance is effective for the Company beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. In April 2015, the FASB issued ASU No. 2015-04, which provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This new guidance is effective for the Company beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for the Company beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.    Restructuring Costs

In the first six months of 2015, the Company's Papermaking Systems segment recorded restructuring costs of $300,000 for severance costs associated with the reduction of nine employees in Canada and Sweden. These actions were taken to streamline the Company's operations in those locations.

In the first six months of 2014, the Company's Papermaking Systems segment recorded net restructuring costs of $394,000, including facility-related costs of $405,000, net of a reduction in severance and associated costs of $11,000 in Sweden.

A summary of the changes in accrued restructuring costs are as follows:

(In thousands)	Severance Costs

Balance at January 3, 2015	$103
Provision	300
Usage	(112)
Currency translation	(10)
Balance at July 4, 2015	$281

The Company expects to pay the remaining accrued restructuring costs by the end of 2015.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
(In thousands, except per share amounts)

Amounts Attributable to Kadant:
Income from Continuing Operations	$8,469	$7,867	$15,301	$12,925
(Loss) Income from Discontinued Operation	(5)	(9)	60	(14)
Net Income	$8,464	$7,858	$15,361	$12,911

Basic Weighted Average Shares	10,948	11,049	10,920	11,091
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	225	197	210	189
Diluted Weighted Average Shares	11,173	11,246	11,130	11,280

Basic Earnings per Share:
Continuing Operations	$0.77	$0.71	$1.40	$1.17
Discontinued Operation	$—	$—	$0.01	$—
Net Income per Basic Share	$0.77	$0.71	$1.41	$1.16

Diluted Earnings per Share:
Continuing Operations	$0.76	$0.70	$1.37	$1.15
Discontinued Operation	$—	$—	$0.01	$—
Net Income per Diluted Share	$0.76	$0.70	$1.38	$1.14

Unvested restricted stock units equivalent to approximately 41,000 and 69,000 shares of common stock for the second quarters of 2015 and 2014, respectively, and approximately 44,000 and 63,000 shares of common stock for the first six months of 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

4.    Provision for Income Taxes

The provision for income taxes was $7,182,000 and $6,222,000, in the first six months of 2015 and 2014, respectively, and represented 32% of pre-tax income in both periods. The effective tax rate of 32% in the first six months of 2015 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations. The effective tax rate of 32% in the first six months of 2014 was lower than the Company’s statutory tax rate primarily due to the release of tax reserves that resulted from the expiration of tax statutes of limitations in jurisdictions outside the U.S., the release of state tax reserves in the U.S., and the distribution of the Company's worldwide earnings. These tax benefits were offset in part by tax expense associated with a reduction in deferred tax assets and an increase in nondeductible expenses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Short-and Long-Term Obligations

Short- and long-term obligations are as follows:

	July 4, 2015	January 3, 2015
(In thousands)

Revolving Credit Facility, due 2018	$23,000	$20,000
Variable Rate Term Loan, due from 2015 to 2016	5,500	5,750
Borrowings Under Overdraft	—	111
Total Short- and Long-Term Obligations	28,500	25,861
Less: Short-Term Obligations	(5,500)	(611)
Long-Term Obligations	$23,000	$25,250

The weighted average interest rate for the Company's long-term obligations was 2.24% as of July 4, 2015.

The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash. There were $23,000,000 of borrowings outstanding under the 2012 Credit Agreement at July 4, 2015.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of July 4, 2015, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of July 4, 2015, the Company had $74,825,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,653,000 and $1,416,000 in the second quarters of 2015 and 2014, respectively, and $3,241,000 and $2,811,000 in the first six months of 2015 and 2014, respectively, within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation cost for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of restricted stock units (RSUs) is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $6,229,000 at July 4, 2015, and will be recognized over a weighted average period of 1.8 years.

7.    Employee Benefit Plans

The Company sponsors a noncontributory defined benefit retirement plan for the benefit of eligible employees at its Kadant Solutions division and its corporate office (included in the table below under "Pension Benefits"). The Company also sponsors a restoration plan for the benefit of certain executive officers who also participate in the noncontributory defined benefit retirement plan (included in the table below under "Other Benefits"). In addition, employees at certain of the Company's subsidiaries participate in defined benefit retirement and post-retirement welfare benefit plans (included in the table below under "Other Benefits").

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended July 4, 2015		Three Months Ended June 28, 2014
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$211	$55	$213	$81
Interest cost	307	63	321	74
Expected return on plan assets	(356)	(10)	(370)	(12)
Recognized net actuarial loss	127	18	79	9
Amortization of prior service cost	14	24	14	24
Net periodic benefit cost	$303	$150	$257	$176

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.87%	3.75%	4.79%	4.30%
Expected long-term return on plan assets	5.25%	—	5.75%	—
Rate of compensation increase	3.00%	2.99%	3.50%	3.24%

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Employee Benefit Plans (continued)

	Six Months Ended July 4, 2015		Six Months Ended June 28, 2014
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$422	$112	$426	$150
Interest cost	614	128	642	146
Expected return on plan assets	(712)	(21)	(740)	(24)
Recognized net actuarial loss	254	35	158	18
Amortization of prior service cost	28	46	28	45
Net periodic benefit cost	$606	$300	$514	$335

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.87%	3.75%	4.79%	4.28%
Expected long-term return on plan assets	5.25%	—	5.75%	—
Rate of compensation increase	3.00%	2.99%	3.50%	3.23%

The Company made cash contributions of $540,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first six months of 2015 and expects to make cash contributions of $540,000 over the remainder of 2015. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

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

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at January 3, 2015	$(7,371)	$(589)	$(8,394)	$(792)	$(17,146)
Other comprehensive (loss) income before reclassifications	(9,732)	3	50	1,091	(8,588)
Reclassifications from AOCI	—	47	188	(1,171)	(936)
Net current period other comprehensive (loss) income	(9,732)	50	238	(80)	(9,524)
Balance at July 4, 2015	$(17,103)	$(539)	$(8,156)	$(872)	$(26,670)

Balance at December 28, 2013	$8,919	$(657)	$(6,919)	$(633)	$710
Other comprehensive loss before reclassifications	(171)	(51)	(1)	(356)	(579)
Reclassifications from AOCI	—	47	115	349	511
Net current period other comprehensive (loss) income	(171)	(4)	114	(7)	(68)
Balance at June 28, 2014	$8,748	$(661)	$(6,805)	$(640)	$642

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Accumulated Other Comprehensive Items (continued)

Amounts reclassified out of AOCI are as follows:

	Three Months Ended		Six Months Ended		Statement of Income
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Line Item
Pension and Other Post-Retirement Plans: (1)
Amortization of prior service cost	$(37)	$(38)	$(73)	$(73)	SG&A expenses
Amortization of actuarial losses	(145)	(88)	(289)	(176)	SG&A expenses
Total expense before income taxes	(182)	(126)	(362)	(249)
Income tax benefit	64	44	127	87	Provision for income taxes
	(118)	(82)	(235)	(162)
Cash Flow Hedges: (2)
Interest rate swap agreements	(107)	(84)	(211)	(168)	Interest expense
Forward currency-exchange contracts	(13)	(278)	1,506	(278)	SG&A expenses
Total (expense) income before income taxes	(120)	(362)	1,295	(446)
Benefit (provision) for income taxes	40	67	(124)	97	Provision for income taxes
	(80)	(295)	1,171	(349)
Total reclassifications	$(198)	$(377)	$936	$(511)

(1)	Included in the computation of net periodic benefit costs. See Note 7 for additional information.

(2)	See Note 9 for additional information.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

Interest Rate Swaps
On January 16, 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge its exposure to movements in the three-month LIBOR rate on outstanding debt. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The Company has designated the 2015 Swap Agreement as a cash flow hedge.

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

The fair value for these instruments as of July 4, 2015, is included in other long-term liabilities, with an offset to AOCI (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreements is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreements could demand an early termination of the swap agreements if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, and a minimum consolidated interest coverage ratio of 3 to 1. As of July 4, 2015, the Company was in compliance with these covenants. The net unrealized loss of $180,000 as of July 4, 2015, represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.
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

Forward currency-exchange contracts that hedge forecasted foreign currency exposures are designated as cash flow hedges. The fair values for these instruments are included in other current assets and other assets for unrecognized gains and in other current liabilities and other long-term liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings.

The Company recognized a gain of $6,000 in the second quarter of 2015 and gains of $7,000 and $36,000 in the first six months of 2015 and 2014, respectively, included in SG&A expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

The following table summarizes the fair values of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		July 4, 2015		January 3, 2015
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$1,723	$14,844	$—	$—
Forward currency-exchange contracts	Other Assets	$250	$1,597	$775	$17,012
Interest rate swap agreement	Other Assets	$58	$10,000	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(6)	$443	$—	$—
Interest rate swap agreement	Other Long-Term Liabilities	$(238)	$5,500	$(377)	$5,750

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$8	$400	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(2)	$400	$(12)	$784

(a)	See Note 10 for the fair value measurements related to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first six months of 2015.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended July 4, 2015:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at January 3, 2015	$(366)	$(426)	$(792)
Loss (gain) reclassified to earnings	136	(1,307)	(1,171)
(Loss) gain recognized in AOCI	(7)	1,098	1,091
Unrealized loss, net of tax, at July 4, 2015	$(237)	$(635)	$(872)

As of July 4, 2015, $803,000 of the net unrealized loss included in AOCI is expected to be reclassified to earnings over the next twelve months.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 4, 2015
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$8,428	$—	$—	$8,428
Banker's acceptance drafts (a)	$—	$5,683	$—	$5,683
Forward currency-exchange contracts	$—	$1,981	$—	$1,981
Interest rate swap agreement	$—	$58	$—	$58

Liabilities:
Forward currency-exchange contract	$—	$8	$—	$8
Interest rate swap agreement	$—	$238	$—	$238
Contingent consideration (b)	$—	$—	$1,082	$1,082

	Fair Value as of January 3, 2015
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$9,264	$—	$—	$9,264
Banker's acceptance drafts (a)	$—	$6,334	$—	$6,334
Forward currency-exchange contracts	$—	$775	$—	$775

Liabilities:
Forward currency-exchange contracts	$—	$12	$—	$12
Interest rate swap agreement	$—	$377	$—	$377
Contingent consideration (b)	$—	$—	$1,133	$1,133

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

(b)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2015. The Company's financial assets and liabilities carried at fair value include cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instruments. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration is based on the present value of the estimated future cash flows. Changes to the fair value of the contingent consideration are recorded in SG&A expense.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration:

Six Months Ended July 4, 2015
(In thousands)
Balance at beginning of period	$1,133
Current period expense	2
Currency translation	(53)
Balance at end of period	$1,082

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	July 4, 2015		January 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Long-term debt obligations	$23,000	$23,000	$25,250	$25,250

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2015	2014	2015	2014

Revenues:
Papermaking Systems	$86,625	$91,975	$167,280	$170,159
Wood Processing Systems	9,019	9,837	16,791	21,110
Fiber-based Products	2,683	3,023	6,507	6,933
	$98,327	$104,835	$190,578	$198,202

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$15,030	$13,803	$27,313	$23,213
Wood Processing Systems	2,543	1,495	4,788	2,849
Corporate and Fiber-based Products (a)	(4,930)	(3,262)	(9,087)	(6,405)
Total Operating Income	12,643	12,036	23,014	19,657
Interest Expense, Net	(188)	(168)	(366)	(252)
	$12,455	$11,868	$22,648	$19,405

Capital Expenditures:
Papermaking Systems	$1,202	$772	$2,154	$1,289
Other	233	131	497	153
	$1,435	$903	$2,651	$1,442

(a) Corporate primarily includes general and administrative expenses.

12.    Contingencies and Litigation

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of July 4, 2015 and January 3, 2015, the Company had $6,910,000 and $5,642,000, respectively, of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (fiscal 2014), as filed with the Securities and Exchange Commission (SEC).

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

Papermaking Systems Segment
Our Papermaking Systems segment consists of the following product lines: Stock-Preparation; Fluid-Handling; and Doctoring, Cleaning, & Filtration.

-
Stock-Preparation: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine; and filtering, recausticizing, and evaporation equipment and systems used in the production of virgin pulp;

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
International Sales
During the first six months of 2015 and 2014, approximately 47% and 56%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

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

KADANT INC.

Overview (continued)

Industry and Business Outlook
Our products are primarily sold in global process industries, principally papermaking, paper recycling, and OSB. Our primary market is the papermaking and paper recycling industries. In fiscal 2014, 48% of our revenue was from the sale of products that support packaging and tissue production. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including consumer spending on non-durable goods and demand for food and beverage packaging. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both tissue and containerboard, growth rates in the developing world are expected to be higher as per capita consumption of paper increases with rising standards of living. In fiscal 2014, 14% of our revenue was related to products that support newsprint as well as printing and writing paper grades, which have been negatively affected by the development and increased use of digital media. While we expect the decline in the use of newsprint and writing paper grades to continue due to the use of digital media, we expect global containerboard and tissue production to be stable or to increase. However, we also expect that declines in printing and writing grades will have a negative impact on the construction of, or conversion to, new recycled tissue mills, as printing and writing wastepaper is the fiber source for those mills.

Our bookings decreased 19% to $94 million in the second quarter of 2015 compared to $115 million in the second quarter of 2014. This decrease included a $9 million, or 8%, decrease from the unfavorable effects of foreign currency translation, offset in part by a $2 million, or 2%, increase from an acquisition. Our revenue and income tends to be variable as demand for our capital equipment products is dependent on regional economic conditions and the level of capital spending by our customers. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products were $62 million, or 67% of total bookings, in the second quarter of 2015, compared to $66 million, or 58% of total bookings, in the second quarter of 2014.

The largest and strongest market for our products continues to be North America. Our bookings in North America were $51 million in the second quarter of 2015, down 2% compared to the second quarter of 2014. Based on information provided by Resource Information Systems Inc. (RISI), paper and board production in North America experienced a decline of 1% in the first half of 2015 attributed to newsprint, printing, and writing grades, which have seen a combined decrease of 7.6% in the first half of 2015 compared to the same period in 2014. Board production, on the other hand, was reported by RISI to be up 1% in the first half of 2015 compared to the same period last year led by linerboard production. Per the American Forest & Paper Association, operating rates in the relatively strong containerboard sector were 97% in June 2015 and production was up 1% compared to June 2014. According to Freddie Mac's U.S. Economic and Housing Market Outlook for July 2015, home sales in 2015 are expected to be at the highest rates since 2007 and housing starts are expected to be up 14% compared to 2014. News agencies are reporting that U.S. housing starts rebounded strongly in June 2015 and building permits reached a near eight-year high, providing further evidence of a strengthening housing market. This growth is expected to have a positive impact on demand for U.S. lumber and structural wood panels, which includes OSB.

While the overall economy in Europe continues to be weak, we saw improved performance relative to the first quarter of this year. Our bookings in Europe increased 9% sequentially to $21 million in the second quarter of 2015, but were down 2% compared to the second quarter of 2014. Our bookings in Asia were $15 million in the second quarter of 2015, down 57% compared to the second quarter of 2014, which was one of the highest quarterly bookings we have ever achieved in this region. Overcapacity continues to affect most paper grades in China, although we continue to see project activity in central and western China. Recently, China's central bank has devalued the renminbi to boost the Chinese economy. While a stronger economy in China will benefit our operations there, the devaluation will have a negative translation impact on our consolidated revenues and operating results. Our bookings in the rest of the world decreased 12% to $7 million in the second quarter of 2015 compared to the second quarter of 2014. This decline was seen despite a 7% increase in bookings in South America, one of the weaker regions in this group in 2015.

We expect the shipment dates for several capital projects in China to be delayed into 2016. As a result, we are lowering our full year revenue guidance and we now expect revenue of $395 to $400 million in 2015, revised from our previous guidance of $403 to $410 million. While we expect improved operating margins to diminish the impact from the delayed capital shipments, we are narrowing our full year guidance for generally accepted accounting principles (GAAP) diluted EPS from continuing operations to $3.05 to $3.11, revised from our previous guidance of $3.05 to $3.15. For the third quarter of 2015, we expect to achieve GAAP diluted EPS from continuing operations of $0.70 to $0.72 on revenue of $95 to $97 million.

KADANT INC.

Results of Operations

Second Quarter 2015 Compared With Second Quarter 2014

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2015 and 2014. The results of operations for the fiscal quarter ended July 4, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	July 4, 2015	June 28, 2014

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	53	57
Selling, general, and administrative expenses	32	30
Research and development expenses	2	1
Restructuring costs	—	—
	87	88
Operating Income	13	12
Interest Income	—	—
Interest Expense	—	—
Income from Continuing Operations Before Provision for Income Taxes	13	12
Provision for Income Taxes	4	4
Income from Continuing Operations	9%	8%

Effect of Foreign Currency Translation
Our financial results were negatively affected by foreign currency translation in the first six months of 2015 compared to the first six months of 2014 due to the strengthening of the U.S. dollar relative to the functional currencies of our foreign subsidiaries. Recently, China's central bank has devalued the renminbi to boost the Chinese economy, which will have a negative translation impact on our future consolidated revenues and operating results if this trend continues.
As we translate the local currency balances of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our income and expenses will reflect year-over-year decreases due to foreign currency translation. The negative effect on our financial results will continue if the U.S. dollar continues to strengthen relative to the functional currencies of our foreign subsidiaries. Similarly, if the U.S. dollar weakens compared to the functional currencies of our foreign subsidiaries, our income and expenses will reflect year-over-year increases due to foreign currency translation. Some of this economic risk is mitigated due to a foreign subsidiary having revenue, costs of revenue, and expenses in the same currency. Further, certain subsidiaries may hold U.S. dollar assets which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains, further mitigating the effect of foreign currency translation losses. We have presented the material effects of foreign currency translation on our financial results in Results of Operations.

Revenues
Revenues for the second quarters of 2015 and 2014 were as follows:

	Three Months Ended
	July 4, 2015	June 28, 2014
(In thousands)
Revenues:
Papermaking Systems	$86,625	$91,975
Wood Processing Systems	9,019	9,837
Fiber-based Products	2,683	3,023
	$98,327	$104,835

Papermaking Systems Segment. Revenues decreased $5.4 million, or 6%, to $86.6 million in the second quarter of 2015 from $92.0 million in the second quarter of 2014, due to the negative effects of foreign currency translation, which

KADANT INC.

Results of Operations (continued)

lowered the second quarter of 2015 revenues by $7.4 million. This was offset in part by increased demand in our Stock-Preparation and Doctoring, Cleaning & Filtration product lines.
Wood Processing Systems Segment. Revenues decreased $0.8 million, or 8%, to $9.0 million in the second quarter of 2015 from $9.8 million in the second quarter of 2014 due to a decrease of $1.1 million from the unfavorable effects of foreign currency translation, offset in part by an increase in demand for our parts and consumables products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2015 and 2014, and the changes in revenues by product line between the second quarters of 2015 and 2014 excluding the effect of foreign currency translation. The increase (decrease) in revenues excluding the effect of foreign currency translation represents the increase (decrease) resulting from the conversion of second quarter of 2015 revenues in local currency into U.S. dollars at second quarter of 2014 exchange rates, and then comparing this result to actual revenues in the second quarter of 2014. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended			Increase (Decrease) Excluding Effect of Foreign Currency Translation
(In thousands)	July 4, 2015	June 28, 2014	Decrease
Papermaking Systems Segment Product Lines:
Stock-Preparation	$35,271	$36,248	$(977)	$1,118
Doctoring, Cleaning, & Filtration	26,800	28,180	(1,380)	983
Fluid-Handling	24,554	27,547	(2,993)	(39)
	$86,625	$91,975	$(5,350)	$2,062

Revenues from our Stock-Preparation product line in the second quarter of 2015 decreased $1.0 million, or 3%, compared to the second quarter of 2014, including a $2.1 million decrease from the effects of foreign currency translation. Excluding the unfavorable effects of foreign currency translation, revenues from our Stock-Preparation product line increased $1.1 million, or 3%, compared to the second quarter of 2014 primarily due to increased demand for our products in North America, offset in part by decreased demand for our capital products at our European and Chinese operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the second quarter of 2015 decreased $1.4 million, or 5%, including a $2.4 million unfavorable effect of foreign currency translation, compared to the prior year period. Excluding the effects of foreign currency translation, revenues in our Doctoring, Cleaning & Filtration product line increased $1.0 million, or 3%, compared to the second quarter of 2014 primarily due to an increase in demand for our products at our European operations as well as our parts and consumables products at our Chinese operations. Revenues from our Fluid-Handling product line in the second quarter of 2015 decreased $3.0 million, or 11%, due to a $3.0 million unfavorable effect of foreign currency translation.

Gross Profit Margin
Gross profit margins for the second quarters of 2015 and 2014 were as follows:

	Three Months Ended
	July 4, 2015	June 28, 2014
Gross Profit Margin:
Papermaking Systems	46.2%	43.5%
Wood Processing Systems	48.9	36.3
Fiber-based Products	48.7	48.2
	46.5%	43.0%

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 46.2% in the second quarter of 2015 from 43.5% in the second quarter of 2014. The increase in the gross profit margin in the Papermaking Systems segment resulted primarily from higher gross profit margins for our capital products as well as an increase in the proportion of higher-margin parts and consumables revenues.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment increased to 48.9% in the second quarter of 2015 from 36.3% in the second quarter of 2014. The gross profit margin in the second quarter of 2014 was reduced by amortization expense associated with acquired profit in inventory totaling $0.5 million, which had the effect of lowering the gross profit margin by 5.1 percentage points. Also contributing to the increase in gross profit margin was the sale of an increased proportion of higher-margin parts and consumables products in the second quarter of 2015 compared to the second quarter of 2014.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues was 32% and 30% in the second quarters of 2015 and 2014, respectively. Selling, general, and administrative expenses decreased $0.5 million, or 2%, to $31.1 million in the second quarter of 2015 from $31.6 million in the second quarter of 2014, including a decrease of $2.4 million from the favorable effects of foreign currency translation and an increase of $0.6 million related to operating expenses associated with an acquisition. In addition, selling, general, and administrative expenses included an increase of $0.8 million in the second quarter of 2015 compared to the second quarter of 2014 related to incentive compensation due to improved operating performance as well as expense recognized related to an executive transition agreement.

Total stock-based compensation expense was $1.7 million and $1.4 million in the second quarters of 2015 and 2014, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.8 million and $1.4 million in the second quarters of 2015 and 2014, respectively, and represented 2% and 1% of revenues.

Restructuring Costs
Restructuring costs were $0.2 million and $0.1 million in the second quarters of 2015 and 2014, respectively. Restructuring costs in the second quarter of 2015 included $0.2 million of severance costs associated with the reduction of four employees in Canada and Sweden. This action was taken to further streamline our operations in those locations. We anticipate annualized savings within our Papermaking Systems segment of $0.2 million in cost of revenues and $0.1 million in selling, general, and administrative expenses once these restructuring actions have been completed. Restructuring costs in the second quarter of 2014 included $0.1 million of additional costs related to our 2013 restructuring plan.

Provision for Income Taxes
Our provision for income taxes was $3.9 million in both the second quarters of 2015 and 2014, and represented 31% and 33%, respectively, of pre-tax income. The effective tax rate of 31% in the second quarter of 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations. The effective tax rate of 33% in the second quarter of 2014 was lower than our statutory tax rate primarily due to the release of state tax reserves in the U.S. and the distribution of our worldwide earnings. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses.

Income from Continuing Operations
Income from continuing operations increased $0.5 million to $8.5 million in the second quarter of 2015 from $8.0 million in the second quarter of 2014. This increase was primarily due to an increase in our operating income (see Revenues and Operating Expenses discussed above).

KADANT INC.

Results of Operations (continued)

First Six Months 2015 Compared With First Six Months 2014

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first six months of 2015 and 2014. The results of operations for the first six months of 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	July 4, 2015	June 28, 2014

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	53	56
Selling, general, and administrative expenses	33	32
Research and development expenses	2	2
Restructuring costs	—	—
	88	90
Operating Income	12	10
Interest Income	—	—
Interest Expense	—	—
Income from Continuing Operations Before Provision for Income Taxes	12	10
Provision for Income Taxes	4	3
Income from Continuing Operations	8%	7%

Revenues
Revenues for the first six months of 2015 and 2014 were as follows:

	Six Months Ended
	July 4, 2015	June 28, 2014
(In thousands)
Revenues:
Papermaking Systems	$167,280	$170,159
Wood Processing Systems	16,791	21,110
Fiber-based Products	6,507	6,933
	$190,578	$198,202

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues decreased $2.9 million, or 2%, to $167.3 million in the first six months of 2015 from $170.2 million in the first six months of 2014 due to the negative effects of foreign currency translation, which lowered revenues in the first six months of 2015 by $13.1 million. This was offset in part by increased demand for our products in North America, especially in our Stock-Preparation and Doctoring, Cleaning & Filtration product lines.
Wood Processing Systems Segment. Revenues decreased $4.3 million, or 20%, to $16.8 million in the first six months of 2015 from $21.1 million in the first six months of 2014 due to a decrease in demand for our capital products and a $2.1 million decrease from the negative effects of foreign currency translation.
Fiber-based Products. Revenues decreased $0.4 million, or 6%, to $6.5 million in the first six months of 2015 from $6.9 million in the first six months of 2014 due to decreased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2015 and 2014, and the changes in revenues by product line between the first six months of 2015 and 2014 excluding the effect of foreign currency translation. The increase (decrease) in revenues excluding the effect of foreign currency translation represents the increase (decrease) resulting from the conversion of first six months of 2015 revenues in local currency into U.S. dollars at first six months of 2014 exchange rates, and then comparing this result to actual revenues in the first six months of 2014. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Six Months Ended			Increase (Decrease) Excluding Effect of Foreign Currency Translation
(In thousands)	July 4, 2015	June 28, 2014	Increase (Decrease)
Papermaking Systems Segment Product Lines:
Stock-Preparation	$65,917	$62,422	$3,495	$7,316
Doctoring, Cleaning, & Filtration	54,086	55,189	(1,103)	3,045
Fluid-Handling	47,277	52,548	(5,271)	(158)
	$167,280	$170,159	$(2,879)	$10,203

Revenues from our Stock-Preparation product line in the first six months of 2015 increased $3.5 million, or 6%, compared to the first six months of 2014, including a $3.8 million decrease from the effects of foreign currency translation. Excluding the effects of foreign currency translation, revenues in our Stock-Preparation product line increased $7.3 million, or 12%, compared to the first six months of 2014 primarily due to increased demand for our products at our North American operations. This increase was offset in part by decreased demand for our capital products at our European, Chinese, and Latin American operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the first six months of 2015 decreased $1.1 million, or 2%, including a $4.1 million decrease from the effects of foreign currency translation. Excluding the effects of foreign currency translation, revenues in our Doctoring, Cleaning, & Filtration product line increased $3.0 million, or 6%, compared to the first six months of 2014. This increase was primarily due to increased demand for our products at our North American operations and our parts and consumables products at our Chinese and European operations. Revenues from our Fluid-Handling product line in the first six months of 2015 decreased $5.3 million, or 10%, compared to the first six months of 2014, including a decrease of $5.1 million from the effects of foreign currency translation.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margins for the first six months of 2015 and 2014 were as follows:

	Six Months Ended
	July 4, 2015	June 28, 2014
Gross Profit Margin:
Papermaking Systems	46.8%	45.4%
Wood Processing Systems	49.9	32.0
Fiber-based Products	52.0	47.4
	47.3%	44.0%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 46.8% in the first six months of 2015 from 45.4% in the first six months of 2014. This increase in gross profit margin resulted primarily from an increase in the proportion of higher-margin parts and consumables revenues.

Wood Processing Systems Segment. The gross profit margin increased to 49.9% in the first six months of 2015 from 32.0% in the first six months of 2014. The gross profit margin in the first six months of 2014 included $2.1 million of expense related to the amortization of acquired profit in inventory, which had the effect of lowering the gross profit margin by 10.1 percentage points. Also contributing to the increase in gross profit margin was the sale of an increased proportion of higher-margin parts and consumables products in the first six months of 2015 compared to the first six months of 2014.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 52.0% in the first six months of 2015 from 47.4% in the first six months of 2014, primarily due to the lower cost of natural gas used in the production process.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues was 33% and 32% in the first six months of 2015 and 2014, respectively. Selling, general, and administrative expenses decreased $0.8 million, or 1%, to $63.3 million in the first six months of 2015 from $64.1 million in the first six months of 2014, including a decrease of $4.8 million from the favorable effects of foreign currency translation and an increase of $1.0 million related to operating expenses associated with an acquisition. In addition, selling, general, and administrative expenses included an increase of $1.3 million in the first six months of 2015 compared to the first six months of 2014 related to incentive compensation due to improved operating performance as well as expense recognized related to an executive transition agreement.

Total stock-based compensation expense was $3.2 million and $2.8 million in the first six months of 2015 and 2014, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $3.5 million and $3.1 million in the first six months of 2015 and 2014, respectively, and represented 2% of revenues in both periods.

Restructuring Costs
Restructuring costs were $0.3 million in the first six months of 2015, due to severance costs associated with the reduction of nine employees in Canada and Sweden. This action was taken to further streamline our operations in those locations. We anticipate annualized savings within our Papermaking Systems segment of $0.3 million in cost of revenues and $0.3 million in selling, general, and administrative expenses once these restructuring actions have been completed. Restructuring costs were $0.4 million in the first six months of 2014 due to additional costs related to our 2013 restructuring plan.

Interest Income
Interest income decreased to $0.1 million in the first six months of 2015 from $0.3 million in the first six months of 2014 primarily due to lower average interest rates in the first six months of 2015.

KADANT INC.

Results of Operations (continued)

Interest Expense
Interest expense decreased to $0.5 million in the first six months of 2015 from $0.6 million in the first six months of 2014 primarily due to lower average outstanding borrowings in the first six months of 2015 compared to the first six months of 2014.

Provision for Income Taxes
Our provision for income taxes was $7.2 million and $6.2 million in the first six months of 2015 and 2014, respectively, and represented 32% of pre-tax income in each period. The effective tax rate of 32% in the first six months of 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations. The effective tax rate of 32% in the first six months of 2014 was lower than our statutory tax rate primarily due to the release of tax reserves that resulted from the expiration of tax statutes of limitations in jurisdictions outside of the U.S., the release of state tax reserves in the U.S., and the distribution of our worldwide earnings. These tax benefits were offset in part by tax expense associated with a reduction in deferred tax assets and an increase in nondeductible expenses.

Income from Continuing Operations
Income from continuing operations increased $2.3 million to $15.5 million in the first six months of 2015 from $13.2 million in the first six months of 2014. This increase was primarily due to an increase in our operating income offset in part by an increase in our provision for income taxes (see Revenues, Operating Expenses, and Provision for Income Taxes discussed above).

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

Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective for us beginning in fiscal 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new disclosure guidance is effective for us beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. In April 2015, the FASB issued ASU No. 2015-04, which provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This new guidance is effective for us beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for us beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital was $105.2 million at July 4, 2015, compared with $96.5 million at January 3, 2015. Included in working capital are cash and cash equivalents of $47.4 million and $45.4 million at July 4, 2015 and January 3, 2015, respectively. At July 4, 2015, $42.1 million of our cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2015
Our operating activities provided cash of $9.6 million in the first six months of 2015. Working capital used cash of $13.2 million in the first six months of 2015 primarily due to a $10.8 million increase in inventory. The increase in inventory was primarily due to an increase in work in process at our Stock-Preparation product line in China related to projects that are scheduled to ship later this year and in 2016. Also contributing to the working capital use of cash was a $2.4 million increase in other current assets, primarily due to advance payments to suppliers.

Our investing activities used cash of $2.6 million in the first six months of 2015 for purchases of property, plant, and equipment.

Our financing activities used cash of $4.6 million in the first six months of 2015. We used cash of $4.0 million for the repurchase of our common stock on the open market and $3.5 million for cash dividends paid to stockholders. We received $15 million in proceeds from borrowings under our 2012 Credit Agreement and used cash of $12.4 million for principal payments on our outstanding debt obligations.

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

Our financing activities used cash of $23.4 million in the first six months of 2014. This use of cash resulted primarily from principal payments on our outstanding debt obligations of $21.7 million, $11.3 million for the repurchase of our common stock on the open market, and $3.1 million for cash dividends paid to stockholders. These uses of cash were offset in part by $11.4 million of cash received from borrowings under our 2012 Credit Agreement in the first six months of 2014.

Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. We had $23.0 million of borrowings outstanding under the 2012 Credit Agreement at July 4, 2015.

KADANT INC.

Liquidity and Capital Resources (continued)

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of July 4, 2015, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

As of July 4, 2015, we had $74.8 million of borrowing capacity available under the committed portion of the 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of July 4, 2015, the remaining balance on the 2006 Commercial Real Estate Loan was $5.5 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) three-month LIBOR plus a 0.75% margin.
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

Interest Rate Swap Agreements
On January 16, 2015, we entered into a swap agreement (2015 Swap Agreement) to hedge our exposure to movements in the three-month LIBOR rate on outstanding debt. The 2015 Swap Agreement expires on March 27, 2020 and has a $10 million notional value. Under the 2015 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 1.50% plus an applicable margin.

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

As of July 4, 2015, the interest rate swap agreements had a net unrealized loss of $0.2 million. We believe that any credit risk associated with the swap agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

KADANT INC.

Liquidity and Capital Resources (continued)

The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. The net unrealized loss of $0.2 million associated with the swap agreements as of July 4, 2015 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources
We repurchased 86,518 shares of our common stock in the second quarter of 2015 for $4.0 million under a repurchase authorization approved by the board of directors on July 28, 2014. Under this authorization, which expired on July 28, 2015, we repurchased an aggregate 136,518 shares of our common stock for $6.0 million. On May 20, 2015, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from May 20, 2015 to May 20, 2016. We did not purchase any shares of our common stock under this additional authorization in the second quarter of 2015.

We paid quarterly cash dividends totaling $3.5 million in the first six months of 2015. On May 20, 2015, our board of directors approved a quarterly cash dividend of $0.17 per outstanding share of our common stock, or approximately $1.9 million, which will be paid on August 13, 2015. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Through July 4, 2015, we have not provided for U.S. income taxes on approximately $157.6 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.1 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $4 to $5 million during the remainder of 2015 for property, plant, and equipment.
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

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2015. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 4, 2015, our Chief Executive Officer and Chief Financial Officer concluded that as of July 4, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC.

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the second quarter of 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
4/5/15 – 4/30/15	—	—	—	$18,023,498
5/1/15 – 5/31/15	—	—	—	$38,023,498
6/1/15 – 7/4/15	86,518	$46.70	86,518	$33,983,085
Total:	86,518	$46.70	86,518

(1)
On July 28, 2014, we announced that our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015. In the second quarter of 2015, we repurchased 86,518 shares of our common stock for $4.0 million under this authorization.

(2)
On May 20, 2015, we announced that our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from May 20, 2015 to May 20, 2016. No shares were repurchased under this authorization in the second quarter of 2015.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August, 2015.

KADANT INC.

/s/ Michael J. McKenney
Michael J. McKenney
Senior Vice President and Chief Financial Officer
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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at July 4, 2015 and January 3, 2015, (ii) Condensed Consolidated Statement of Income for the three months and six months ended July 4, 2015 and June 28, 2014, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months and six months ended July 4, 2015 and June 28, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 4, 2015 and June 28, 2014, (v) Condensed Consolidated Statement of Stockholders' Equity for the six months ended July 4, 2015 and June 28, 2014, and (vi) Notes to Condensed Consolidated Financial Statements.