Form 10-Q
period 2015-10-03
KADANT INC
filed 2015-11-12
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $.01 par value	10,779,807

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	October 3, 2015	January 3, 2015
(In thousands)

Current Assets:
Cash and cash equivalents	$56,142	$45,378
Restricted cash (Note 1)	724	415
Accounts receivable, less allowances of $2,138 and $2,198 (Note 1)	56,898	58,508
Inventories (Note 1)	67,532	55,223
Unbilled contract costs and fees	7,741	5,436
Other current assets	21,162	18,598
Assets of discontinued operation	96	116
Total Current Assets	210,295	183,674

Property, Plant, and Equipment, at Cost	117,922	118,902
Less: accumulated depreciation and amortization	75,230	73,937
	42,692	44,965

Other Assets	8,959	10,272

Intangible Assets, Net (Note 1)	39,933	46,954

Goodwill	121,007	127,882

Total Assets	$422,886	$413,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	October 3, 2015	January 3, 2015
(In thousands, except share amounts)

Current Liabilities:
Short-term obligations (Note 5)	$5,375	$611
Accounts payable	27,199	27,233
Accrued payroll and employee benefits	17,561	19,943
Customer deposits	31,167	18,452
Other current liabilities	20,550	20,718
Liabilities of discontinued operation	100	213
Total Current Liabilities	101,952	87,170

Other Long-Term Liabilities	34,060	35,868

Long-Term Obligations (Note 5)	24,000	25,250

Commitments and Contingencies (Note 12)	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	99,271	98,769
Retained earnings	288,704	270,249
Treasury stock at cost, 3,844,352 and 3,760,019 shares	(93,829)	(87,727)
Accumulated other comprehensive items (Note 8)	(32,723)	(17,146)
Total Kadant Stockholders' Equity	261,569	264,291
Noncontrolling interest	1,305	1,168
Total Stockholders' Equity	262,874	265,459

Total Liabilities and Stockholders' Equity	$422,886	$413,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	October 3, 2015	September 27, 2014
(In thousands, except per share amounts)

Revenues	$91,929	$98,719

Costs and Operating Expenses:
Cost of revenues	48,261	54,607
Selling, general, and administrative expenses	29,200	31,872
Research and development expenses	1,787	1,555
Restructuring costs	—	534
	79,248	88,568

Operating Income	12,681	10,151

Interest Income	54	42
Interest Expense	(239)	(210)

Income from Continuing Operations Before Provision for Income Taxes	12,496	9,983
Provision for Income Taxes	3,782	3,246

Income from Continuing Operations	8,714	6,737
Loss from Discontinued Operation (net of income tax benefit of $2 and $3)	(4)	(4)

Net Income	8,710	6,733

Net Income Attributable to Noncontrolling Interest	(67)	(86)

Net Income Attributable to Kadant	$8,643	$6,647

Amounts Attributable to Kadant:
Income from Continuing Operations	$8,647	$6,651
Loss from Discontinued Operation	(4)	(4)
Net Income Attributable to Kadant	$8,643	$6,647

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$0.80	$0.61
Diluted	$0.78	$0.60

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.80	$0.61
Diluted	$0.78	$0.60

Weighted Average Shares (Note 3):
Basic	10,861	10,898
Diluted	11,096	11,133

Cash Dividend Declared per Common Share	$0.17	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
(In thousands, except per share amounts)

Revenues	$282,507	$296,921

Costs and Operating Expenses:
Cost of revenues	148,775	165,547
Selling, general, and administrative expenses	92,490	95,942
Research and development expenses	5,247	4,696
Restructuring costs (Note 2)	300	928
	246,812	267,113

Operating Income	35,695	29,808

Interest Income	150	346
Interest Expense	(701)	(766)

Income from Continuing Operations Before Provision for Income Taxes	35,144	29,388
Provision for Income Taxes (Note 4)	10,964	9,468

Income from Continuing Operations	24,180	19,920
Income (Loss) from Discontinued Operation (net of income tax (provision) benefit of $(36) and $11)	56	(18)

Net Income	24,236	19,902

Net Income Attributable to Noncontrolling Interest	(232)	(344)

Net Income Attributable to Kadant	$24,004	$19,558

Amounts Attributable to Kadant:
Income from Continuing Operations	$23,948	$19,576
Income (Loss) from Discontinued Operation	56	(18)
Net Income Attributable to Kadant	$24,004	$19,558

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$2.20	$1.78
Diluted	$2.15	$1.74

Earnings per Share Attributable to Kadant (Note 3):
Basic	$2.20	$1.77
Diluted	$2.16	$1.74

Weighted Average Shares (Note 3):
Basic	10,900	11,026
Diluted	11,119	11,231

Cash Dividends Declared per Common Share	$0.51	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
(In thousands)

Net Income	$8,710	$6,733	$24,236	$19,902

Other Comprehensive Items:
Foreign Currency Translation Adjustment	(6,263)	(7,474)	(16,101)	(7,652)
Pension and Other Post-Retirement Liability Adjustments (net of tax provision of $66 and $221 in the three and nine months ended October 3, 2015, respectively, and $57 and $118 in the three and nine months ended September 27, 2014, respectively)	124	105	412	215
Deferred Gain (Loss) on Hedging Instruments (net of tax (benefit) provision of ($43) and $35 in the three and nine months ended October 3, 2015, respectively, and $41 and $93 in the three and nine months ended September 27, 2014, respectively)	97	(66)	17	(73)
Other Comprehensive Items	(6,042)	(7,435)	(15,672)	(7,510)
Comprehensive Income (Loss)	2,668	(702)	8,564	12,392
Comprehensive Income Attributable to Noncontrolling Interest	(78)	(8)	(137)	(259)
Comprehensive Income (Loss) Attributable to Kadant	$2,590	$(710)	$8,427	$12,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
(In thousands)

Operating Activities:
Net income attributable to Kadant	$24,004	$19,558
Net income attributable to noncontrolling interest	232	344
(Income) loss from discontinued operation	(56)	18
Income from continuing operations	24,180	19,920
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,247	8,558
Stock-based compensation expense	4,495	4,251
Tax benefits from stock-based compensation awards	(875)	(711)
Provision for losses on accounts receivable	205	283
Loss (gain) on the sale of property, plant, and equipment	3	(158)
Other items, net	(91)	1,184
Contributions to pension plan	(810)	(810)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,052)	935
Unbilled contract costs and fees	(2,601)	(1,414)
Inventories	(16,045)	3,189
Other current assets	(1,529)	(272)
Accounts payable	813	459
Other current liabilities	11,641	(5,012)
Net cash provided by continuing operations	25,581	30,402
Net cash (used in) provided by discontinued operation	(36)	2
Net cash provided by operating activities	25,545	30,404

Investing Activities:
Acquisitions, net of cash acquired	—	(2,974)
Purchases of property, plant, and equipment	(4,068)	(3,145)
Proceeds from sale of property, plant, and equipment	33	231
Net cash used in continuing operations for investing activities	(4,035)	(5,888)

Financing Activities:
Proceeds from issuance of long-term obligations	20,000	15,401
Repayments of short-and long-term obligations	(16,486)	(30,709)
Purchases of Company common stock	(8,920)	(13,159)
Dividends paid	(5,346)	(4,706)
Proceeds from issuance of Company common stock	285	639
Change in restricted cash	(368)	(437)
Tax benefits from stock-based compensation awards	875	711
Net cash used in continuing operations for financing activities	(9,960)	(32,260)

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(786)	(1,167)

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	10,764	(8,911)
Cash and Cash Equivalents at Beginning of Period	45,378	50,032
Cash and Cash Equivalents at End of Period	$56,142	$41,121

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421

Net income	—	—	—	19,558	—	—	—	344	19,902

Dividends declared	—	—	—	(4,950)	—	—	—	—	(4,950)

Activity under stock plans	—	—	(280)	—	(142,591)	3,112	—	—	2,832

Tax benefits related to employees' and directors' stock plans	—	—	712	—	—	—	—	—	712

Purchases of Company common stock	—	—	—	—	355,135	(13,159)	—	—	(13,159)

Other comprehensive items	—	—	—	—	—	—	(7,425)	(85)	(7,510)

Balance at September 27, 2014	14,624,159	$146	$97,241	$262,778	3,737,286	$(86,386)	$(6,715)	$1,184	$268,248

Balance at January 3, 2015	14,624,159	$146	$98,769	$270,249	3,760,019	$(87,727)	$(17,146)	$1,168	$265,459

Net income	—	—	—	24,004	—	—	—	232	24,236

Dividends declared	—	—	—	(5,549)	—	—	—	—	(5,549)

Activity under stock plans	—	—	(373)	—	(120,427)	2,818	—	—	2,445

Tax benefits related to employees' and directors' stock plans	—	—	875	—	—	—	—	—	875

Purchases of Company common stock	—	—	—	—	204,760	(8,920)	—	—	(8,920)

Other comprehensive items	—	—	—	—	—	—	(15,577)	(95)	(15,672)

Balance at October 3, 2015	14,624,159	$146	$99,271	$288,704	3,844,352	$(93,829)	$(32,723)	$1,305	$262,874

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at October 3, 2015 and its results of operations, comprehensive income, cash flows, and stockholders' equity, for the three and nine month periods ended October 3, 2015 and September 27, 2014. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for the Company's first three fiscal quarters and on the Saturday closest to December 31 for the Company's fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ended January 3, 2015 (fiscal 2014) contained 53 weeks and the Company's fiscal year ending January 2, 2016 (fiscal 2015) contains 52 weeks. Each quarter of fiscal 2014 and 2015 contains 13 weeks, except the fourth quarter of 2014, which contained 14 weeks.

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

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$—	$5,635
Cash Paid for Acquired Businesses	—	(3,648)
Liabilities Assumed of Acquired Businesses	$—	$1,987
Non-Cash Financing Activities:
Issuance of Company Common Stock	$3,195	$2,957
Dividends Declared but Unpaid	$1,833	$1,634

Certain reclassifications have been made to prior periods to conform with current reporting. On the condensed consolidated statement of cash flows the tax benefits from stock-based compensation awards within operating activities have been reclassified from other items, net and are now presented separately.

Restricted Cash
As of October 3, 2015 and January 3, 2015, the Company had restricted cash of $724,000 and $415,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All the bank guarantees will expire by the end of 2015.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $6,470,000 and $6,334,000 at October 3, 2015 and January 3, 2015, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

a discounted amount, transfers the banker's acceptance drafts in settlement of accounts payable prior to maturity, or obtains cash payment on the scheduled maturity dates.

Inventories
The components of inventories are as follows:

	October 3, 2015	January 3, 2015
(In thousands)

Raw Materials and Supplies	$24,781	$24,403
Work in Process	18,093	11,259
Finished Goods	24,658	19,561
	$67,532	$55,223

Intangible Assets, Net
Acquired intangible assets are as follows:

	October 3, 2015	January 3, 2015
(In thousands)

Indefinite-Lived Intangible Asset	$8,100	$8,100

Definite-Lived Intangible Assets, Gross	$77,052	$77,052
Accumulated Amortization	(39,772)	(35,901)
Currency Translation	(5,447)	(2,297)
Definite-Lived Intangible Assets, Net	$31,833	$38,854

Total Intangible Assets, Net	$39,933	$46,954

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014

Balance at beginning of period	$3,875	$4,571
Provision	1,625	1,681
Usage	(1,813)	(2,016)
Currency translation	(226)	(190)
Balance at end of period	$3,461	$4,046

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

Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification of an item outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for the Company beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the effect that adoption of ASU No. 2015-11 will have on the Company's consolidated financial position, results of operations or cash flows.

Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or through disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for the Company beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Restructuring Costs

In the first nine months of 2015, the Company's Papermaking Systems segment recorded restructuring costs of $300,000 for severance costs associated with the reduction of nine employees in Canada and Sweden. These actions were taken to streamline the Company's operations in those locations.

In the first nine months of 2014, the Company's Papermaking Systems segment recorded total restructuring costs of $928,000, including facility-related costs of $553,000 and severance and associated costs of $375,000.

A summary of the changes in accrued restructuring costs are as follows:

(In thousands)	Severance Costs

Balance at January 3, 2015	$103
Provision	300
Usage	(194)
Currency translation	(15)
Balance at October 3, 2015	$194

The Company expects to pay the remaining accrued restructuring costs by the end of 2015.

3.    Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
(In thousands, except per share amounts)

Amounts Attributable to Kadant:
Income from Continuing Operations	$8,647	$6,651	$23,948	$19,576
(Loss) Income from Discontinued Operation	(4)	(4)	56	(18)
Net Income	$8,643	$6,647	$24,004	$19,558

Basic Weighted Average Shares	10,861	10,898	10,900	11,026
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	235	235	219	205
Diluted Weighted Average Shares	11,096	11,133	11,119	11,231

Basic Earnings per Share:
Continuing Operations	$0.80	$0.61	$2.20	$1.78
Discontinued Operation	$—	$—	$0.01	$—
Net Income per Basic Share	$0.80	$0.61	$2.20	$1.77

Diluted Earnings per Share:
Continuing Operations	$0.78	$0.60	$2.15	$1.74
Discontinued Operation	$—	$—	$0.01	$—
Net Income per Diluted Share	$0.78	$0.60	$2.16	$1.74

Unvested restricted stock units equivalent to approximately 5,000 and 6,000 shares of common stock for the third quarters of 2015 and 2014, respectively, and approximately 31,000 and 44,000 shares of common stock for the first nine months

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share (continued)

of 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based restricted stock units, the performance conditions had not been met as of the end of the reporting period.

4.    Provision for Income Taxes

The provision for income taxes was $10,964,000 and $9,468,000, in the first nine months of 2015 and 2014, respectively, and represented 31% and 32% of pre-tax income. The effective tax rate of 31% in the first nine months of 2015 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings and an adjustment to increase deferred tax assets, which was offset in part by an increase in non-deductible expenses, state tax expense, and the U.S. tax cost of foreign operations. The effective tax rate of 32% in the first nine months of 2014 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings, the release of tax reserves that resulted from the expiration of tax statutes of limitations, and the release of state tax reserves in the U.S. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses and a reduction in deferred tax assets.

5.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	October 3, 2015	January 3, 2015
(In thousands)

Revolving Credit Facility, due 2018	$24,000	$20,000
Variable Rate Term Loan, due from 2015 to 2016	5,375	5,750
Borrowings Under Overdraft	—	111
Total Short- and Long-Term Obligations	29,375	25,861
Less: Short-Term Obligations	(5,375)	(611)
Long-Term Obligations	$24,000	$25,250

The weighted average interest rate for the Company's long-term obligations was 2.61% as of October 3, 2015.

The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash. There were $24,000,000 of borrowings outstanding under the 2012 Credit Agreement at October 3, 2015.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business,

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Short- and Long-Term Obligations (continued)

and certain actions related to the discontinued operation. As of October 3, 2015, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

As of October 3, 2015, the Company had $73,874,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,254,000 and $1,440,000 in the third quarters of 2015 and 2014, respectively, and $4,495,000 and $4,251,000 in the first nine months of 2015 and 2014, respectively, within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation cost for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of restricted stock units (RSUs) is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $4,998,000 at October 3, 2015, and will be recognized over a weighted average period of 1.7 years.

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

The components of the net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended October 3, 2015		Three Months Ended September 27, 2014
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$211	$55	$213	$73
Interest cost	307	62	321	74
Expected return on plan assets	(356)	(10)	(370)	(12)
Recognized net actuarial loss	127	17	79	9
Amortization of prior service cost	15	22	14	22
Net periodic benefit cost	$304	$146	$257	$166

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.87%	3.72%	4.79%	4.28%
Expected long-term return on plan assets	5.25%	—	5.75%	—
Rate of compensation increase	3.00%	2.98%	3.50%	3.23%

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Employee Benefit Plans (continued)

	Nine Months Ended October 3, 2015		Nine Months Ended September 27, 2014
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Components of Net Periodic Benefit Cost:
Service cost	$633	$167	$639	$223
Interest cost	921	190	963	220
Expected return on plan assets	(1,068)	(31)	(1,110)	(36)
Recognized net actuarial loss	381	52	237	27
Amortization of prior service cost	42	68	42	67
Net periodic benefit cost	$909	$446	$771	$501

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	3.87%	3.74%	4.79%	4.28%
Expected long-term return on plan assets	5.25%	—	5.75%	—
Rate of compensation increase	3.00%	2.99%	3.50%	3.23%

The Company made cash contributions of $810,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first nine months of 2015 and expects to make cash contributions of $270,000 over the remainder of 2015. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make cash contributions other than to fund current benefit payments.

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

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at January 3, 2015	$(7,371)	$(589)	$(8,394)	$(792)	$(17,146)
Other comprehensive (loss) income before reclassifications	(16,006)	3	57	1,325	(14,621)
Reclassifications from AOCI	—	70	282	(1,308)	(956)
Net current period other comprehensive (loss) income	(16,006)	73	339	17	(15,577)
Balance at October 3, 2015	$(23,377)	$(516)	$(8,055)	$(775)	$(32,723)

Balance at December 28, 2013	$8,919	$(657)	$(6,919)	$(633)	$710
Other comprehensive (loss) income before reclassifications	(7,567)	(64)	21	153	(7,457)
Reclassifications from AOCI	—	86	172	(226)	32
Net current period other comprehensive (loss) income	(7,567)	22	193	(73)	(7,425)
Balance at September 27, 2014	$1,352	$(635)	$(6,726)	$(706)	$(6,715)

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Accumulated Other Comprehensive Items (continued)

Amounts reclassified out of AOCI are as follows:

	Three Months Ended		Nine Months Ended		Statement of Income
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Line Item
Pension and Other Post-Retirement Plans: (1)
Amortization of prior service cost	$(37)	$(36)	$(110)	$(109)	SG&A expenses
Amortization of actuarial losses	(144)	(88)	(433)	(264)	SG&A expenses
Total expense before income taxes	(181)	(124)	(543)	(373)
Income tax benefit	64	28	191	115	Provision for income taxes
	(117)	(96)	(352)	(258)
Cash Flow Hedges: (2)
Interest rate swap agreements	(106)	(83)	(317)	(251)	Interest expense
Forward currency-exchange contracts	—	31	—	31	Revenues
Forward currency-exchange contracts	237	701	1,743	423	SG&A expenses
Total income before income taxes	131	649	1,426	203
Benefit (provision) for income taxes	6	(74)	(118)	23	Provision for income taxes
	137	575	1,308	226
Total reclassifications	$20	$479	$956	$(32)

(1)	Included in the computation of net periodic benefit costs. See Note 7 for additional information.

(2)	See Note 9 for additional information.

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

The fair value for these instruments as of October 3, 2015 is included in other current and other long-term liabilities, with an offset to AOCI (net of tax) in the accompanying condensed consolidated balance sheet. The Company has structured the interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the outstanding swap agreements is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreements could demand an early termination of the swap agreements if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, and a minimum consolidated interest coverage ratio of 3 to 1. As of October 3, 2015, the Company was in compliance with these covenants. The net unrealized loss of $295,000 as of October 3, 2015, represents the estimated amount that the Company would pay to the counter-party in the event of an early termination.
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

The Company recognized a gain of $46,000 and a loss of $2,000 in the third quarters of 2015 and 2014, respectively, and gains of $53,000 and $34,000 in the first nine months of 2015 and 2014, respectively, included in SG&A expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

The following table summarizes the fair values of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		October 3, 2015		January 3, 2015
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$1,997	$14,907	$—	$—
Forward currency-exchange contracts	Other Assets	$279	$1,513	$775	$17,012
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(41)	$2,718	$—	$—
Interest rate swap agreement	Other Current Liabilities	$(168)	$5,375	$—	$—
Interest rate swap agreement	Other Long-Term Liabilities	$(127)	$10,000	$(377)	$5,750

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$53	$758	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(6)	$379	$(12)	$784

(a)	See Note 10 for the fair value measurements related to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first nine months of 2015.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended October 3, 2015:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at January 3, 2015	$(366)	$(426)	$(792)
Loss (gain) reclassified to earnings	204	(1,512)	(1,308)
(Loss) gain recognized in AOCI	(150)	1,475	1,325
Unrealized loss, net of tax, at October 3, 2015	$(312)	$(463)	$(775)

As of October 3, 2015, $640,000 of the net unrealized loss included in AOCI is expected to be reclassified to earnings over the next twelve months.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements

Fair value measurement is defined as the price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of October 3, 2015
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$9,421	$—	$—	$9,421
Banker's acceptance drafts (a)	$—	$6,470	$—	$6,470
Forward currency-exchange contracts	$—	$2,329	$—	$2,329

Liabilities:
Forward currency-exchange contracts	$—	$47	$—	$47
Interest rate swap agreements	$—	$295	$—	$295
Contingent consideration (b)	$—	$—	$1,117	$1,117

	Fair Value as of January 3, 2015
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds and time deposits	$9,264	$—	$—	$9,264
Banker's acceptance drafts (a)	$—	$6,334	$—	$6,334
Forward currency-exchange contracts	$—	$775	$—	$775

Liabilities:
Forward currency-exchange contracts	$—	$12	$—	$12
Interest rate swap agreement	$—	$377	$—	$377
Contingent consideration (b)	$—	$—	$1,133	$1,133

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

(b)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2015. The Company's financial assets and liabilities carried at fair value include cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits that are highly liquid and easily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of the banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instruments. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration is based on the present value of the estimated future cash flows. Changes to the fair value of the contingent consideration are recorded in SG&A expense.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration:

Nine Months Ended October 3, 2015
(In thousands)
Balance at beginning of period	$1,133
Current period expense	71
Currency translation	(87)
Balance at end of period	$1,117

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	October 3, 2015		January 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Long-term debt obligations	$24,000	$24,000	$25,250	$25,250

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2015	2014	2015	2014

Revenues:
Papermaking Systems	$80,789	$88,369	$248,069	$258,528
Wood Processing Systems	9,119	8,480	25,910	29,590
Fiber-based Products	2,021	1,870	8,528	8,803
	$91,929	$98,719	$282,507	$296,921

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$14,246	$13,006	$41,559	$36,219
Wood Processing Systems	2,724	1,648	7,512	4,497
Corporate and Fiber-based Products (a)	(4,289)	(4,503)	(13,376)	(10,908)
Total Operating Income	12,681	10,151	35,695	29,808
Interest Expense, Net	(185)	(168)	(551)	(420)
	$12,496	$9,983	$35,144	$29,388

Capital Expenditures:
Papermaking Systems	$1,258	$1,325	$3,412	$2,614
Other	159	378	656	531
	$1,417	$1,703	$4,068	$3,145

(a) Corporate primarily includes general and administrative expenses.

12.    Contingencies and Litigation

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity date. As of October 3, 2015 and January 3, 2015, the Company had $8,003,000 and $5,642,000, respectively, of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Overview
Company Background
We are a leading global supplier of equipment used in process industries, including papermaking, paper recycling, and oriented strand board (OSB), an engineered wood panel product used primarily in home construction. In addition, we manufacture granules made from papermaking byproducts. We have a large customer base that includes most of the world's major paper and OSB producers. Our large installed base provides us with a spare parts and consumables business that has lower volatility and yields higher margins than our capital equipment business. In the first nine months of 2015, approximately 69% of our revenue was from the sale of parts and consumables products.

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

-
Fluid-Handling: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; and

-
Doctoring, Cleaning, & Filtration: doctoring systems and related consumables that continuously clean rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; profiling systems that control moisture, web curl, and gloss during paper converting; and systems and equipment used to continuously clean paper machine fabrics and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Doctoring and cleaning systems are also used in other industries, such as carbon fiber, textiles and food processing.

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
International Sales
During the first nine months of 2015 and 2014, approximately 48% and 57%, respectively, of our sales were to customers outside the United States, principally in Europe and China. We generally charge our customers in the same currency in which our operating costs are incurred. However, our financial performance is affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies as we convert the financial results of our foreign subsidiaries into U.S. dollars for reporting purposes. Our financial performance is also impacted by transaction gains and losses when our subsidiaries hold assets and liabilities or enter into contracts denominated in a currency other than their functional currency. We may enter into forward currency exchange contracts to hedge our exposure to holding foreign-denominated assets and liabilities, as well as our exposure on certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

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

Industry and Business Outlook
Our products are primarily sold in global process industries, principally papermaking, paper recycling, and OSB. Our primary market is the papermaking and paper recycling industries. In fiscal 2014, 48% of our revenue was from the sale of products that support packaging and tissue production. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including consumer spending on non-durable goods and demand for food and beverage packaging. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both tissue and containerboard, growth rates in the developing world are expected to increase as per capita consumption of paper increases with rising standards of living. In fiscal 2014, 14% of our revenue was related to products that support printing and writing paper grades as well as newsprint, which have been negatively affected by the development and

KADANT INC.

Overview (continued)

increased use of digital media. While we expect the decline in the use of newsprint and writing paper grades to continue due to the use of digital media, we expect global containerboard and tissue production to be stable or to increase. However, we also expect that declines in printing and writing grades will have a negative impact on the construction of, or conversion to, new recycled tissue mills, as printing and writing wastepaper is the fiber source for those mills. In fiscal 2014, 10% of our revenue was from sales to OSB producers who manufacture panels for the housing industry. The majority of OSB demand is in North America, as North American houses are more often constructed of wood compared to other parts of the world. Demand for OSB is tied to new home construction and remodeling. The remainder of our revenue was from sales to other process industries, which in general grow with the overall economy.

Our results of operations continue to be significantly affected by foreign currency translation, which negatively impacted our revenues and bookings in the third quarter of 2015 compared to the third quarter of 2014. Recently, China's central bank has devalued the renminbi to boost the Chinese economy, which will have a negative translation impact on our future consolidated revenues and operating results if this trend continues. When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our revenue, income, and expenses will reflect year-over-year decreases due to foreign currency translation. The negative effect on our financial results will continue if the U.S. dollar continues to strengthen relative to the functional currencies of our foreign subsidiaries. Similarly, if the U.S. dollar weakens compared to the functional currencies of our foreign subsidiaries, our revenue, income, and expenses will reflect year-over-year increases due to foreign currency translation. Some of this economic risk is mitigated when foreign subsidiaries have revenue and expenses in the same foreign currency. Further, certain foreign subsidiaries may hold U.S. dollar assets or liabilities which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains on assets or losses on liabilities. We have presented the material effects of foreign currency translation on our financial results in Item 2 under Results of Operations.

Our bookings decreased 2% to $99 million in the third quarter of 2015 compared to $100 million in the third quarter of 2014. This decrease included a $10 million, or 10%, decrease from the unfavorable effects of foreign currency translation, offset in part by a $2 million, or 2%, increase from an acquisition. Our revenue and income tends to be variable as demand for our capital equipment is dependent on regional economic conditions and the level of capital spending by our customers. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products were $61 million, or 61% of total bookings, in the third quarter of 2015, compared to $59 million, or 59% of total bookings, in the third quarter of 2014.

The largest and strongest market for our products continues to be North America. Our bookings in North America were $54 million in the third quarter of 2015, up 17% compared to the third quarter of 2014. According to American Forest & Paper Association reports, containerboard continued to see strong operating rates above 96% each month in the third quarter of 2015 while printing and writing grades saw shipments decline each month compared to the same period in the previous year. According to Freddie Mac's U.S. Economic and Housing Market Outlook for October 2015, home sales in 2015 are expected to be at the highest rates since 2007. Resource Information Systems Inc. (RISI) reported that U.S. housing starts edged up in the third quarter of 2015, and for the first nine months of 2015 housing starts are up 12% and building permits are up 13% according to a report published in the Wall Street Journal. This growth is expected to have a positive impact on demand for U.S. lumber and structural wood panels, which includes OSB. Our Stock-Preparation product line has benefited from virgin pulp mill upgrades for containerboard. On the other hand, our Doctoring, Cleaning, & Filtration product line experienced a significant revenue decline in the third quarter of 2015 compared to a strong third quarter of 2014 due to delays in capital bookings and shipments, as well as declining demand for printing and writing grades.

While the overall economy in Europe continues to be weak, we saw increased business activity in the third quarter of 2015 relative to the first half of this year. Our bookings in Europe increased 22% to $23 million in the third quarter of 2015 compared to the third quarter of 2014, and were up 8% sequentially, primarily due to a $7 million order for recycled fiber processing equipment to be used in the conversion of a mill in Southern Europe from printing and writing grades to packaging. Our bookings in Asia were $15 million in the third quarter of 2015, down 41% compared to a strong third quarter of 2014. Overcapacity continues to affect most paper grades in China. The over-capacity conditions and the most recent RISI forecasts of containerboard demand growth of approximately 2% per year for the next few years suggest new capital project activity may remain at reduced levels in the coming year in China. Our bookings in the rest of the world decreased 29% to $7 million in the third quarter of 2015 compared to the third quarter of 2014 and continue to be negatively affected by the recession in Brazil.

KADANT INC.

Overview (continued)

We now expect lower revenues in fiscal 2015 in our Doctoring, Cleaning, & Filtration and Fluid-Handling product lines compared to our prior guidance, largely due to delays in capital bookings and shipments. In addition, the continued strengthening of the U.S. dollar since our last guidance has negatively impacted our full-year revenue and EPS guidance by an additional $3 million and $0.05 per diluted share, respectively. As a result, we are lowering our full year revenue guidance and now expect revenue of $388 to $390 million in 2015, revised from our previous guidance of $395 to $400 million. We are lowering our full year guidance for generally accepted accounting principles (GAAP) diluted EPS from continuing operations to $2.95 to $2.98, revised from our previous guidance of $3.05 to $3.11. For the fourth quarter of 2015, we expect to achieve GAAP diluted EPS from continuing operations of $0.79 to $0.82 on revenue of $105 to $107 million.

Results of Operations

Third Quarter 2015 Compared With Third Quarter 2014

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the third fiscal quarters of 2015 and 2014. The results of operations for the fiscal quarter ended October 3, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	October 3, 2015	September 27, 2014

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	53	55
Selling, general, and administrative expenses	32	32
Research and development expenses	2	2
Restructuring costs	—	1
	87	90
Operating Income	13	10
Interest Income	—	—
Interest Expense	—	—
Income from Continuing Operations Before Provision for Income Taxes	13	10
Provision for Income Taxes	4	3
Income from Continuing Operations	9%	7%

Revenues
Revenues for the third quarters of 2015 and 2014 were as follows:

	Three Months Ended
	October 3, 2015	September 27, 2014
(In thousands)
Revenues:
Papermaking Systems	$80,789	$88,369
Wood Processing Systems	9,119	8,480
Fiber-based Products	2,021	1,870
	$91,929	$98,719

Papermaking Systems Segment. Revenues decreased $7.6 million, or 9%, to $80.8 million in the third quarter of 2015 from $88.4 million in the third quarter of 2014, including a $6.7 million decrease from the unfavorable effects of foreign currency translation. Excluding the effects of foreign currency translation, revenues in our Papermaking Systems segment decreased $0.9 million primarily due to decreased demand for our capital equipment, especially in Europe and China, offset in part by increased demand for our parts and consumables products in North America.

KADANT INC.

Results of Operations (continued)
Wood Processing Systems Segment. Revenues increased $0.6 million, or 8%, to $9.1 million in the third quarter of 2015 from $8.5 million in the third quarter of 2014, including a $1.9 million decrease from the unfavorable effects of foreign currency exchange. Excluding the effects of foreign currency translation, revenues in our Wood Processing Systems segment increased $2.5 million, or 30%, due to increased demand for our parts and consumables products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the third quarters of 2015 and 2014, and the changes in revenues by product line between the third quarters of 2015 and 2014 excluding the effect of foreign currency translation. The increase (decrease) in revenues excluding the effect of foreign currency translation represents the increase (decrease) resulting from the conversion of third quarter of 2015 revenues in local currency into U.S. dollars at third quarter of 2014 exchange rates, and then comparing this result to actual revenues in the third quarter of 2014. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended			Increase (Decrease) Excluding Effect of Foreign Currency Translation
(In thousands)	October 3, 2015	September 27, 2014	Increase (Decrease)
Papermaking Systems Segment Product Lines:
Stock-Preparation	$35,708	$31,246	$4,462	$6,250
Doctoring, Cleaning, & Filtration	23,058	31,703	(8,645)	(6,426)
Fluid-Handling	22,023	25,420	(3,397)	(726)
	$80,789	$88,369	$(7,580)	$(902)

Revenues from our Stock-Preparation product line in the third quarter of 2015 increased $4.5 million, or 14%, compared to the third quarter of 2014, including $2.4 million from an acquisition offset by a $1.8 million decrease from the effect of foreign currency translation. Excluding the revenue from an acquisition and the unfavorable effect of foreign currency translation, revenues from our Stock-Preparation product line increased $3.9 million, or 12%, compared to the third quarter of 2014, primarily due to increased demand for both our capital and parts and consumables products in North America and our parts and consumables products at our European operations. These increases were offset in part by decreased demand for our capital equipment at our European operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the third quarter of 2015 decreased $8.6 million, or 27%, including a $2.2 million unfavorable effect of foreign currency translation, compared to the prior year period. Excluding the unfavorable effect of foreign currency translation, revenues in our Doctoring, Cleaning & Filtration product line decreased $6.4 million, or 20%, compared to the third quarter of 2014 primarily due to the shipment of several capital projects in the third quarter of 2014, as well as delays in capital orders and shipments at our North American and Chinese operations in the third quarter of 2015. In addition, we are seeing continued softening in demand for our Doctoring, Cleaning, & Filtration products due to weakness in demand for printing and writing grades. Revenues from our Fluid-Handling product line in the third quarter of 2015 decreased $3.4 million, or 13%, primarily due to a $2.7 million unfavorable effect of foreign currency translation.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margins for the third quarters of 2015 and 2014 were as follows:

	Three Months Ended
	October 3, 2015	September 27, 2014
Gross Profit Margin:
Papermaking Systems	47.7%	45.1%
Wood Processing Systems	46.4	42.1
Fiber-based Products	44.1	34.9
	47.5%	44.7%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 47.7% in the third quarter of 2015 from 45.1% in the third quarter of 2014. This increase was primarily due to increased gross profit margins from our capital equipment, as well as the sale of an increased proportion of higher-margin parts and consumables products.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment increased to 46.4% in the third quarter of 2015 from 42.1% in the third quarter of 2014 primarily due to higher gross profit margins on our parts and consumables products.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 44.1% in the third quarter of 2015 from 34.9% in the third quarter of 2014 primarily due to the lower cost of natural gas used in the production process.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues was 32% in both the third quarters of 2015 and 2014. Selling, general, and administrative expenses decreased $2.7 million, or 8%, to $29.2 million in the third quarter of 2015 from $31.9 million in the third quarter of 2014, including a decrease of $2.5 million from the favorable effects of foreign currency translation.

Total stock-based compensation expense was $1.3 million and $1.4 million in the third quarters of 2015 and 2014, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.8 million and $1.6 million in the third quarters of 2015 and 2014, respectively, and represented 2% of revenues in both periods.

Restructuring Costs
Restructuring costs were $0.5 million in the third quarter of 2014, including $0.4 million of severance costs associated with the reduction of 9 employees in Brazil. This action was taken in the Papermaking Systems segment to further streamline our operation in Brazil.

Provision for Income Taxes
Our provision for income taxes was $3.8 million and $3.2 million in the third quarters of 2015 and 2014, respectively, and represented 30% and 33% of pre-tax income. The effective tax rate of 30% in the third quarter of 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and an adjustment to increase deferred tax assets, which was offset in part by an increase in non-deductible expenses, state tax expense, and the U.S. tax cost of foreign operations. The effective tax rate of 33% in the third quarter of 2014 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, the release of state tax reserves in the U.S., and the release of tax reserves from the

KADANT INC.

Results of Operations (continued)

expiration of tax statutes of limitations. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses.

Income from Continuing Operations
Income from continuing operations increased $2.0 million to $8.7 million in the third quarter of 2015 from $6.7 million in the third quarter of 2014. This increase was primarily due to an increase in our operating income (see Revenues, Gross Profit Margin and Operating Expenses discussed above).

First Nine Months 2015 Compared With First Nine Months 2014

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first nine months of 2015 and 2014. The results of operations for the first nine months of 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

	Nine Months Ended
	October 3, 2015	September 27, 2014

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	52	56
Selling, general, and administrative expenses	33	32
Research and development expenses	2	2
Restructuring costs	—	—
	87	90
Operating Income	13	10
Interest Income	—	—
Interest Expense	—	—
Income from Continuing Operations Before Provision for Income Taxes	13	10
Provision for Income Taxes	4	3
Income from Continuing Operations	9%	7%

Revenues
Revenues for the first nine months of 2015 and 2014 were as follows:

	Nine Months Ended
	October 3, 2015	September 27, 2014
(In thousands)
Revenues:
Papermaking Systems	$248,069	$258,528
Wood Processing Systems	25,910	29,590
Fiber-based Products	8,528	8,803
	$282,507	$296,921

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues decreased $10.5 million, or 4%, to $248.0 million in the first nine months of 2015 from $258.5 million in the first nine months of 2014, including a $19.8 million decrease from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues in our Papermaking Systems segment increased $9.3 million, or 4%, due to increased demand for our parts and consumables products in North America and Europe, offset in part by a decrease in demand for our capital equipment. The decreased demand for our capital equipment at our European and Chinese operations was offset in part by an increase in demand for our capital equipment in North America.
Wood Processing Systems Segment. Revenues decreased $3.7 million, or 12%, to $25.9 million in the first nine months of 2015 from $29.6 million in the first nine months of 2014, including a decrease of $4.0 million from the unfavorable effect of foreign currency translation.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first nine months of 2015 and 2014, and the changes in revenues by product line between the first nine months of 2015 and 2014 excluding the effect of foreign currency translation. The increase (decrease) in revenues excluding the effect of foreign currency translation represents the increase (decrease) resulting from the conversion of first nine months of 2015 revenues in local currency into U.S. dollars at first nine months of 2014 exchange rates, and then comparing this result to actual revenues in the first nine months of 2014. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain a more complete understanding of our underlying operations especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Nine Months Ended			Increase (Decrease) Excluding Effect of Foreign Currency Translation
(In thousands)	October 3, 2015	September 27, 2014	Increase (Decrease)
Papermaking Systems Segment Product Lines:
Stock-Preparation	$101,625	$93,668	$7,957	$13,566
Doctoring, Cleaning, & Filtration	77,144	86,892	(9,748)	(3,381)
Fluid-Handling	69,300	77,968	(8,668)	(884)
	$248,069	$258,528	$(10,459)	$9,301

Revenues from our Stock-Preparation product line in the first nine months of 2015 increased $8.0 million, or 8%, compared to the first nine months of 2014, including a $5.6 million decrease from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues in our Stock-Preparation product line increased $13.6 million, or 14%, compared to the first nine months of 2014 primarily due to increased demand for our parts and consumables products at our North American operations and, to a lesser extent, our European operations. This increase was offset in part by decreased demand for our capital equipment at our European, Chinese, and Latin American operations, offset in part by an increase in demand for our capital equipment at our North American operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the first nine months of 2015 decreased $9.7 million, or 11%, including a $6.4 million decrease from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues in our Doctoring, Cleaning, & Filtration product line decreased $3.4 million, or 4%, compared to the first nine months of 2014. This decrease was primarily due to a higher level of shipments of capital projects in the first nine months of 2014, as well as delays in capital orders and shipments in the first nine months of 2015. In addition, we are seeing continued softening in demand for our Doctoring, Cleaning, & Filtration products due to weakness in demand for printing and writing grades. This decrease was offset in part by an increase in demand for our parts and consumables products at our Chinese operations. Revenues from our Fluid-Handling product line in the first nine months of 2015 decreased $8.7 million, or 11%, compared to the first nine months of 2014, primarily due to a decrease of $7.8 million from the unfavorable effect of foreign currency translation.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margins for the first nine months of 2015 and 2014 were as follows:

	Nine Months Ended
	October 3, 2015	September 27, 2014
Gross Profit Margin:
Papermaking Systems	47.1%	45.3%
Wood Processing Systems	48.7	34.9
Fiber-based Products	50.1	44.7
	47.3%	44.2%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment increased to 47.1% in the first nine months of 2015 from 45.3% in the first nine months of 2014 primarily due to an increased proportion of sales from higher-margin parts and consumables products in 2015.

Wood Processing Systems Segment. The gross profit margin in the Wood Processing Systems segment increased to 48.7% in the first nine months of 2015 from 34.9% in the first nine months of 2014. The gross profit margin in the first nine months of 2014 included $2.1 million of expense related to the amortization of acquired profit in inventory, which had the effect of lowering the gross profit margin by 7.2 percentage points. Also contributing to the increase in gross profit margin was the sale of an increased proportion of higher-margin parts and consumables products in the first nine months of 2015 compared to the first nine months of 2014.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 50.1% in the first nine months of 2015 from 44.7% in the first nine months of 2014, primarily due to the lower cost of natural gas used in the production process.

Operating Expenses
Selling, general, and administrative expenses as a percentage of revenues was 33% and 32% in the first nine months of 2015 and 2014, respectively. Selling, general, and administrative expenses decreased $3.4 million, or 4%, to $92.5 million in the first nine months of 2015 from $95.9 million in the first nine months of 2014, including a decrease of $7.3 million from the favorable effects of foreign currency translation. Selling, general, and administrative expenses also included an increase of $1.5 million related to operating expenses associated with an acquisition and an increase of $1.1 million in the first nine months of 2015 compared to the first nine months of 2014 related to incentive compensation due to improved operating performance as well as expense recognized related to an executive transition agreement.

Total stock-based compensation expense was $4.5 million and $4.3 million in the first nine months of 2015 and 2014, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $5.2 million and $4.7 million in the first nine months of 2015 and 2014, respectively, and represented 2% of revenues in both periods.

Restructuring Costs
Restructuring costs in the Papermaking Systems segment were $0.3 million in the first nine months of 2015, due to severance costs associated with the reduction of nine employees in Canada and Sweden. This action was taken to further streamline our operations in those locations. We anticipate annualized savings of $0.3 million in cost of revenues and $0.3 million in selling, general, and administrative expenses related to this restructuring. Restructuring costs in the Papermaking Systems segment were $0.9 million in the first nine months of 2014, including $0.5 million of facility-related costs and $0.4 million of severance costs.

KADANT INC.

Results of Operations (continued)

Interest Income
Interest income decreased to $0.2 million in the first nine months of 2015 from $0.3 million in the first nine months of 2014 primarily due to lower average interest rates in the first nine months of 2015.

Interest Expense
Interest expense decreased to $0.7 million in the first nine months of 2015 from $0.8 million in the first nine months of 2014 primarily due to lower average outstanding borrowings in the first nine months of 2015 compared to the first nine months of 2014.

Provision for Income Taxes
Our provision for income taxes was $11.0 million and $9.5 million in the first nine months of 2015 and 2014, respectively, and represented 31% and 32% of pre-tax income. The effective tax rate of 31% in the first nine months of 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and an adjustment to increase deferred tax assets, which was offset in part by an increase in non-deductible expenses, state tax expense, and the U.S. tax cost of foreign operations. The effective tax rate of 32% in the first nine months of 2014 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, the release of tax reserves that resulted from the expiration of tax statutes of limitations, and the release of state tax reserves in the U.S. These tax benefits were offset in part by tax expense associated with an increase in nondeductible expenses and a reduction in deferred tax assets.

Income from Continuing Operations
Income from continuing operations increased $4.3 million to $24.2 million in the first nine months of 2015 from $19.9 million in the first nine months of 2014. This increase was primarily due to an increase in our operating income offset in part by an increase in our provision for income taxes (see Revenues, Operating Expenses, and Provision for Income Taxes discussed above).

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

KADANT INC.

Results of Operations (continued)

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

Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification of an item outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item. Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for us beginning in fiscal 2016. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

KADANT INC.

Results of Operations (continued)

Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for us beginning in fiscal 2017. We are currently evaluating the effect that adoption of ASU No. 2015-11 will have on our consolidated financial position, results of operations or cash flows.

Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or through disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for us beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Consolidated working capital was $108.3 million at October 3, 2015, compared with $96.5 million at January 3, 2015. Included in working capital are cash and cash equivalents of $56.1 million and $45.4 million at October 3, 2015 and January 3, 2015, respectively. At October 3, 2015, $55.3 million of our cash and cash equivalents were held by our foreign subsidiaries.

First Nine Months of 2015
Our operating activities provided cash of $25.5 million in the first nine months of 2015. We used cash of $16.0 million for inventory and $4.7 million for accounts receivable and unbilled contract costs and fees. The cash used for inventory was primarily due to an increase in work in process at our Stock-Preparation product line in China related to projects that are scheduled to ship later this year and in 2016. The cash used for accounts receivable and unbilled contract costs and fees relates to increased project activity, especially in our Stock-Preparation product line. These uses of cash were offset in part by $11.6 million of cash provided by other current liabilities primarily due to an increase in customer deposits related to capital equipment projects.

Our investing activities used cash of $4.0 million in the first nine months of 2015 for purchases of property, plant, and equipment.

Our financing activities used cash of $10.0 million in the first nine months of 2015. We used cash of $8.9 million for the repurchase of our common stock on the open market and $5.3 million for cash dividends paid to stockholders. We received $20 million in proceeds from borrowings under our 2012 Credit Agreement and used cash of $16.5 million for principal payments on our outstanding debt obligations.

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

Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted domestic cash. We had $24.0 million of borrowings outstanding under the 2012 Credit Agreement at October 3, 2015.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of October 3, 2015, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

As of October 3, 2015, we had $73.9 million of borrowing capacity available under the committed portion of the 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (2006 Commercial Real Estate Loan). The 2006 Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity. As of October 3, 2015, the remaining balance on the 2006 Commercial Real Estate Loan was $5.4 million. Interest on the 2006 Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) three-month LIBOR plus a 0.75% margin.
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

As of October 3, 2015, the interest rate swap agreements had a net unrealized loss of $0.3 million. We believe that any credit risk associated with the swap agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest charge coverage ratio of 3 to 1. The net unrealized loss of $0.3 million associated with the swap agreements as of October 3, 2015 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Additional Liquidity and Capital Resources
We repurchased 86,518 shares of common stock in the second quarter of 2015 for $4.0 million under a repurchase authorization approved by the board of directors on July 28, 2014. On May 20, 2015, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from May 20, 2015 to May 20, 2016. We repurchased 118,242 shares of our common stock for $4.9 million under this authorization in the third quarter of 2015.

We paid quarterly cash dividends totaling $5.3 million in the first nine months of 2015. On September 16, 2015, our board of directors approved a quarterly cash dividend of $0.17 per outstanding share of our common stock, or approximately $1.8 million, which will be paid on November 12, 2015. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Through October 3, 2015, we have not provided for U.S. income taxes on approximately $161.6 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.2 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $3 to $4 million during the remainder of 2015 for property, plant, and equipment.
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

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2015. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of October 3, 2015, our Chief Executive Officer and Chief Financial Officer concluded that as of October 3, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC.

KADANT INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us of our common stock during the third quarter of 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
7/4/15 – 7/31/15	—	—	—	$20,000,000
8/1/15 – 8/31/15	—	—	—	$20,000,000
9/1/15 – 10/3/15	118,242	$41.27	118,242	$15,120,043
Total:	118,242	$41.27	118,242

(1)
On July 28, 2014, we announced that our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015. No shares were repurchased under this authorization in the third quarter of 2015.

(2)
On May 20, 2015, we announced that our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from May 20, 2015 to May 20, 2016. In the third quarter of 2015, we repurchased 118,242 shares of our common stock for $4.9 million under this authorization.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November, 2015.

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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at October 3, 2015 and January 3, 2015, (ii) Condensed Consolidated Statement of Income for the three months and nine months ended October 3, 2015 and September 27, 2014, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months and nine months ended October 3, 2015 and September 27, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended October 3, 2015 and September 27, 2014, (v) Condensed Consolidated Statement of Stockholders' Equity for the nine months ended October 3, 2015 and September 27, 2014, and (vi) Notes to Condensed Consolidated Financial Statements.