Form 10-K
period 2016-01-02
KADANT INC
filed 2016-03-16
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant as of July 4, 2015, was approximately $501,385,000.
As of February 19, 2016, the Registrant had 10,773,380 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, to be used in connection with the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Kadant Inc.
Annual Report on Form 10-K
for the Fiscal Year Ended January 2, 2016

Kadant Inc.	2015 Annual Report

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

Papermaking Systems Segment
Our Papermaking Systems segment has a long and well-established history of developing, manufacturing, and marketing equipment for the global papermaking and paper recycling industries. Some of our businesses or their predecessor companies have been in operation for more than 100 years. Our customer base includes major global paper manufacturers and we believe we have one of the largest installed bases of equipment in the markets we serve within the pulp and paper industry. We manufacture our products in nine countries in Europe, North and South America, and Asia.
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

Kadant Inc.	2015 Annual Report

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

Kadant Inc.	2015 Annual Report

Wood Processing Systems Segment
We design and manufacture stranders and related equipment used in the production of OSB. We also supply debarking and wood chipping equipment used in the forest products and the pulp and paper industries. Our principal wood-processing products include:

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

Fiscal Year
Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for our fiscal quarters and on the Saturday closest to December 31 for our fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to our fiscal year every five or six years. In a 53-week fiscal year, our fourth fiscal quarter contains 14 weeks. Our fiscal year ended January 2, 2016 (fiscal 2015) contained 52 weeks, our fiscal year ended January 3, 2015 (fiscal 2014) contained 53 weeks, and our fiscal year ended December 28, 2013 (fiscal 2013) contained 52 weeks. Each quarter of fiscal 2015, 2014, and 2013 contained 13 weeks, except the fourth quarter of 2014, which contained 14 weeks.

Research and Development
We develop a broad range of products for all facets of the markets we serve. We operate research and development facilities in Europe, Canada, and the U.S., and focus our product innovations on process industry challenges and the need for improved fiber processing, heat transfer, showering, filtration, doctoring, fluid handling, and engineered wood processing. In addition to internal product development activities, our research centers allow customers to simulate their own operating conditions and applications to identify and quantify opportunities for improvement.
Our research and development expenses were $6.7 million, $6.2 million, and $6.7 million in 2015*, 2014, and 2013, respectively.

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
The raw material used in the manufacture of our fiber-based granules is a by-product from the production of paper that we obtain from two paper mills. If the mills were unable or unwilling to supply us sufficient fiber, we would be forced to find one or more alternative suppliers for this raw material.

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

___________________________________
*            Unless otherwise noted, references to 2015, 2014, and 2013 in this Annual Report on Form 10-K are for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

Kadant Inc.	2015 Annual Report

Papermaking Systems Segment
We have numerous U.S. and foreign patents, including foreign counterparts to our U.S. patents, expiring on various dates ranging from 2016 to 2034. From time to time, we enter into licenses of products with other companies that serve the pulp, papermaking, converting, and paper recycling industries.

Wood Processing Systems Segment
We currently hold several U.S. and Canadian patents, expiring on various dates ranging from 2017 to 2032, related to wood processing and debarking equipment.

Fiber-based Products
We currently hold several U.S. patents, expiring on various dates ranging from 2018 to 2027, related to various aspects of the processing of fiber-based granules and the use of these materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and catbox filler markets.

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

Dependency on a Single Customer
No single customer accounted for more than 10% of our consolidated revenues in any of the past three years. In addition, revenues in our Papermaking Systems and Wood Processing Systems segments were not dependent on any one customer. During 2015, 2014, and 2013, approximately 50%, 57%, and 63%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia.

Backlog
Our backlog of firm orders for the Papermaking Systems segment was $94.9 million and $115.0 million at year-end 2015 and 2014, respectively. The total consolidated backlog of firm orders was $102.6 million and $124.2 million at year-end 2015 and 2014, respectively. In 2015, we reduced our backlog for an order totaling $16.1 million due to uncertainty regarding financing for a project in China, originally recorded in 2014. We anticipate that substantially all of the backlog at year-end 2015 will be shipped or completed during 2016. Some of these orders can be canceled by the customer upon payment of a cancellation fee.

Kadant Inc.	2015 Annual Report

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

Employees
As of year-end 2015, we had approximately 1,800 employees worldwide.

Financial Information About Geographic Areas
Financial information concerning our segment and product lines is summarized in Note 11 to the consolidated financial statements, which begin on page F-1 of this Report.
Financial information about exports by domestic operations and about foreign operations is summarized in Note 11 to the consolidated financial statements, which begin on page F-1 of this Report.

Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. The public also may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we make available free of charge through our website at www.kadant.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to these Reports filed with or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We are not including the information contained on our website as part of this Report nor are we incorporating the information on our website into this Report by reference.

Kadant Inc.	2015 Annual Report

Executive Officers of the Registrant
The following table summarizes certain information concerning individuals who are our executive officers as of March 1, 2016:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Jonathan W. Painter	57	President and Chief Executive Officer (1997)
Eric T. Langevin	53	Executive Vice President and Chief Operating Officer (2006)
Jeffrey L. Powell	57	Executive Vice President (2009)
Michael J. McKenney	54	Senior Vice President and Chief Financial Officer (2002)
Sandra L. Lambert	60	Vice President, General Counsel, and Secretary (2001)
Deborah S. Selwood	47	Vice President and Chief Accounting Officer (2015)

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
Mr. McKenney has been a senior vice president and our chief financial officer since June 2015. He served as our vice president, finance and chief accounting officer from 2002 to 2015 and as corporate controller from 1997 to 2007. Mr. McKenney was controller of Kadant AES, our division acquired from Albany International Inc., from 1993 to 1997. Prior to 1993, Mr. McKenney held various financial positions at Albany International.
Ms. Lambert has been a vice president and our general counsel since 2001, and our secretary since our incorporation in 1991. Prior to joining us, she was a vice president and the secretary of Thermo Electron from 1999 and 1990, respectively, to 2001 and before that was a member of Thermo Electron's legal department.
Ms. Selwood has been a vice president and our chief accounting officer since June 2015. She served as our corporate controller from 2007 to 2015 and as assistant controller from 2004 to 2007. Prior to 2004, Ms. Selwood held various financial positions at Arthur Andersen LLP and Genuity Inc.

Kadant Inc.	2015 Annual Report

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
We sell products worldwide to global process industries and a significant portion of our revenues are from customers based in North America, Europe and China. Uncertainties in global and regional economic outlooks have negatively affected, and may in the future negatively affect, demand for our customers' products and, as a consequence, our products and services, especially our capital equipment systems and products, and our operating results. Also, uncertainty regarding economic conditions has caused, and may in the future cause, liquidity and credit issues for many businesses, including our customers in the pulp and paper industry as well as other process industries, and may result in their inability to fund projects, capacity expansion plans, and to some extent, routine operations and capital expenditures. These conditions have resulted, and may in the future result, in a number of structural changes in process industries, including decreased spending, mill closures, consolidations, and bankruptcies, all of which negatively affect our business, revenue, and profitability. Financial and economic turmoil affecting the worldwide economy or the banking system and financial markets, in particular due to political or economic developments, could cause the expectations for our business to differ materially in the future.
Revenues from the sale of large capital equipment and systems projects are often difficult to predict accurately, especially in periods of economic uncertainty.
We manufacture capital equipment and systems used in process industries, including the paper industry. The demand for capital equipment is variable and depends on a number of factors, including consumer demand for end products, existing manufacturing capacity, the level of capital spending by our customers and economic conditions. As a consequence, our bookings and revenues for capital projects tend to be variable and difficult to predict. It is especially difficult to accurately forecast our operating results during periods of economic uncertainty. Paper and OSB companies curtail their capital and operating spending during periods of economic uncertainty and are cautious about resuming spending as market conditions improve. Levels of consumer spending on non-durable goods, demand for food and beverage packaging, and demand for new housing and remodeling are all factors that affect paper and OSB companies' demand for our products, and reductions in these demand levels can negatively impact our business. As paper and OSB companies consolidate operations in response to market weakness, they frequently reduce capacity, increase downtime, defer maintenance and upgrades, and postpone or even cancel capacity additions or expansion projects. Capacity growth and investment can be uneven and the larger paper producers have delayed, and may in the future delay, additional new capacity start-ups in reaction to softer market conditions. In general, as significant capacity additions come online and the economic growth rate slows, paper producers have deferred and could in the future defer further investments or the delivery of previously-ordered equipment until the market absorbs the new production. This has negatively affected our bookings and revenues in the past, particularly in China, and may negatively affect our operating results in the future.
Our sales of capital equipment in China tend to be more variable and are subject to a number of uncertainties.
Our bookings and revenues from China tend to be more variable than in other geographic regions, as the Chinese pulp and paper industry experiences periods of significant capacity expansion to meet demand followed by periods of reduced activity while overcapacity is absorbed. These cycles result in periods of significant bookings activity for our capital products and increased revenues followed by a significant decrease in bookings or potential delays in shipments and order placements by our customers as they attempt to balance supply and demand.
In addition, orders from customers in China, particularly for large stock-preparation systems that have been tailored to a customer's specific requirements, have credit risks higher than we generally incur elsewhere, and some orders are subject to the receipt of financing approvals from the Chinese government or can be impacted by the availability of credit and more restrictive monetary policies. For example, we reversed a booking of $16 million in the fourth quarter of 2015 due to uncertainty regarding financing for a project in China. We generally do not record bookings for signed contracts from customers in China for large stock-preparation systems until we receive the down payments for such contracts. The timing of the receipt of these orders and the down payments are uncertain and there is no assurance that we will be able to recognize revenue on these contracts. Delays in the receipt of payments and letters of credit affect when revenues can be recognized on these contracts, making it difficult to accurately forecast our future financial performance. We may experience a loss if a contract is canceled prior to the receipt of a down payment if we have commenced engineering or other work associated with the contract. We typically have inventory awaiting shipment to customers. We could incur a loss if contracts are canceled and we cannot re-sell the equipment. In addition, we may experience a loss if the contract is canceled, or the customer does not fulfill its obligations under the contract, prior to the receipt of a letter of credit or final payments covering the remaining balance of the contract, which could represent 80% or more of the total order.
A significant portion of our revenue in China is recognized upon shipment once we have secured final payment. In some cases, we will be unable to recognize any revenue on completed orders until after installation or acceptance of the equipment.

Kadant Inc.	2015 Annual Report

Furthermore, customers in China often demand that deliveries of previously-ordered equipment be delayed to future periods for any number of reasons. As a result of these factors, our revenues recognized in China have varied, and will in the future vary, greatly from period to period and be difficult to predict.
Our results of operations may be adversely affected by currency fluctuations.
As a multinational corporation, we are exposed to fluctuations in currency exchange rates that impact our business in many ways. We are exposed to both translation as well as transaction risk associated with transactions denominated in currencies that differ from our subsidiaries' functional currencies. Although in general our subsidiaries' costs are in the same currency as their revenues, changes in the relative values of currencies occur from time to time and can adversely affect our operating results. Some of the foreign currency translation risk is mitigated when foreign subsidiaries have revenue and expenses in the same foreign currency. Further, certain foreign subsidiaries may hold U.S. dollar assets or liabilities which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains on assets or losses on liabilities. While some foreign currency risks can be hedged using derivatives or other financial instruments, or may be insurable, such attempts to mitigate these risks may be costly and not always successful.
When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our financial results will reflect decreases due to foreign currency translation. In addition, our consolidated financial results are adversely affected when foreign governments devalue their currencies, and we expect our consolidated financial results to be adversely affected in 2016 by the recent devaluation of the Chinese currency. Our major foreign currency translation exposures involve the currencies in Europe, China, Brazil, and Canada. Foreign currency translation had a negative effect on our financial results in 2015, and is expected to continue to adversely affect our operating results in 2016. We do not enter into derivatives or other financial instruments to hedge this type of foreign currency translation risk.
The inability of our customers to obtain financing for capital equipment projects may affect our ability to recognize revenue and income.
Approximately 35% of our revenue in 2015 was from the sale of capital equipment to be used in process industries. Large capital equipment projects require a significant investment and may require our customers to secure financing from external sources. Our financial performance will be negatively impacted if there are delays in customers securing financing or our customers become unable to secure such financing due to any number of factors, including a tightening of monetary policy. For example, we reversed a booking of $16 million in the fourth quarter of 2015 due to uncertainty regarding financing for a project in China, originally recorded in 2014. Financing has been a significant problem for customers in Russia and China, and has caused us to delay the booking of some pending orders, as well as the shipment of some orders currently in our backlog. The inability of our customers to obtain credit may affect our ability to recognize revenue and income, particularly on large capital equipment orders from new customers for which we may require letters of credit. We may also be unable to issue letters of credit to our customers, which are required in some cases to guarantee performance, during periods of economic uncertainty.
Our global operations subject us to economic risk as our results of operations may be adversely affected by changes in government regulations and policies.
Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks. Changes in government policies, political unrest, economic sanctions, trade embargoes, or other adverse trade regulations can negatively impact our business. For example, we operate significant manufacturing facilities in and derive significant revenue from China. Changes in the policies of the Chinese government, devaluation of the Chinese currency, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects.
We manufacture equipment used in the production of OSB and our financial performance may be adversely affected by lower levels of residential construction activity.
We manufacture stranders and related equipment used in the production of OSB, an engineered wood panel product used primarily in home construction. Our customers produce OSB principally for new residential construction, home repair and remodeling activities. As such, the operating results for our Wood Processing Systems segment correlate to a significant degree to the level of this residential construction activity, primarily in North America and, to a lesser extent, in Europe. Residential construction activity is influenced by a number of factors, including the supply of and demand for new and existing homes, new housing starts, unemployment rates, interest rate levels, availability of mortgage financing, mortgage foreclosure rates, seasonal and unusual weather conditions, general economic conditions and consumer confidence. A significant increase in long-term interest

Kadant Inc.	2015 Annual Report

rates, tightened lending standards, high unemployment rates and other factors that reduce levels of residential construction activity could have a material adverse effect on our financial performance.
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
Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, particularly in North America and Europe, a trend which is expected to continue. Approximately 12% of our revenue in 2015 was to customers producing newsprint and printing and writing grades of paper. Significant declines in the production of printing and writing paper grades has also led to a drop in the construction of recycled tissue mills, as those mills use printing and writing grades of waste paper as their fiber source. The increased use of digital media has had, and will continue to have, an adverse effect on demand for our products in those markets.
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
The raw material used in the manufacture of our fiber-based granules is obtained from two paper mills. Although we believe that our relationships with the mills are good, the mills may not continue to supply sufficient raw material. From time to time, we have experienced some difficulty in obtaining sufficient raw material to operate at optimal production levels. We continue to work with the mills to ensure a stable supply of raw material. To date, we have been able to meet all of our customer delivery requirements, but there can be no assurance that we will be able to meet future delivery requirements. If the mills were to be unable or unwilling to supply us sufficient fiber, we would be forced to find one or more alternative suppliers for this raw material.
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
We operate multiple manufacturing operations worldwide, including operations in Canada, China, Europe, Mexico, and Brazil, and sell our products globally. International revenues and operations are subject to a number of risks, including the following:

Kadant Inc.	2015 Annual Report

–	agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
–	foreign customers may have longer payment cycles;
–
foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, adopt other restrictions on foreign trade, impose currency restrictions or enact other protectionist or anti-trade measures;

–	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages;
–	political unrest may disrupt commercial activities of ours or our customers;
–	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments; and
–	the protection of intellectual property in foreign countries may be more difficult to enforce.
We operate manufacturing facilities throughout the world, which subjects us to varying risks of disrupted production.
We operate businesses with significant manufacturing facilities throughout the world. Our manufacturing facilities and operations could be disrupted by natural disaster, failure of equipment and operating systems, labor strike, war, political unrest, terrorist activity, or economic upheaval. Some of these conditions are more likely to occur in certain geographic regions in which we operate. In addition, equipment and operating systems necessary for our manufacturing businesses may break down, perform poorly, or fail. Any such disruption could cause losses in efficiencies, delays in shipments of our products and the loss of sales and customers, and insurance proceeds may not adequately compensate us for our losses.
Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.
Our strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services or may involve entry into a new process industry. Any such acquisition involves numerous risks that may adversely affect our future financial performance and cash flows. These risks include:

–	competition with other prospective buyers resulting in our inability to complete an acquisition or in our paying a substantial premium over the fair value of the net assets of the acquired business;
–	inability to obtain regulatory approvals, including antitrust approvals;
–	difficulty in assimilating operations, technologies, products and the key employees of the acquired business;
–	inability to maintain existing customers or to sell the products and services of the acquired business to our existing customers;
–	inability to retain key management of the acquired business;
–	diversion of management's attention from other business concerns;
–	inability to improve the revenues and profitability or realize the cost savings and synergies expected of the acquisition;
–	assumption of significant liabilities, some of which may be unknown at the time;
–	potential future impairment of the value of goodwill and intangible assets acquired; and
–	identification of internal control deficiencies of the acquired business.
We are required to record transaction and acquisition-related costs in the period incurred. Once completed, acquisitions may involve significant integration costs. These acquisition-related costs could be significant in a reporting period and have an adverse effect on our results of operations.
Any acquisition we complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired business. We are required to assess the realizability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset, and our ability to realize the value of goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. We may incur impairment charges to write down the value of our goodwill and acquired intangible assets in the future if the assets are not deemed recoverable, which could have a material adverse effect on our operating results.
It may be difficult for us to implement our strategies for improving internal growth.
Some of the markets in which we compete are mature and have relatively low growth rates. We pursue a number of strategies to improve our internal growth, including:

Kadant Inc.	2015 Annual Report

–	strengthening our presence in selected geographic markets, including emerging markets and existing markets where we see opportunities;
–	focusing on parts and consumables sales;
–	using low-cost manufacturing bases, such as China and Mexico;
–	allocating research and development funding to products with higher growth prospects;
–	developing new applications for our technologies;
–	combining sales and marketing operations in appropriate markets to compete more effectively;
–	finding new markets for our products; and
–	continuing to develop cross-selling opportunities for our products and services to take advantage of our depth of product offerings.
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

Kadant Inc.	2015 Annual Report

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
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. We have borrowed amounts under the 2012 Credit Agreement and under other agreements to fund our operations. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our indebtedness could have negative consequences, including:

–	increasing our vulnerability to adverse economic and industry conditions;
–	limiting our ability to obtain additional financing;
–	limiting our ability to pay dividends on or to repurchase our capital stock;
–	limiting our ability to complete a merger or an acquisition;
–	limiting our ability to acquire new products and technologies through acquisitions or licensing agreements; and
–	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.
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
Our 2012 Credit Agreement contains, and future debt instruments to which we may become subject may contain, restrictive covenants that limit our ability to engage in activities that could otherwise benefit us, including restrictions on our ability and the ability of our subsidiaries to:

–	incur additional indebtedness;
–	pay dividends on, redeem, or repurchase our capital stock;
–	make investments;
–	create liens;
–	sell assets;
–	enter into transactions with affiliates; and
–	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries.

Kadant Inc.	2015 Annual Report

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
Furthermore, our 2012 Credit Agreement requires that any amounts borrowed under the facility be repaid by the maturity date in 2018. If we are unable to roll over the amounts borrowed into a new credit facility and we do not have sufficient cash in the U.S. to repay our borrowings, we may need to repatriate cash from our overseas operations to fund the repayment and we would be required to pay taxes on the repatriated amounts. Such repatriation would have an adverse effect on our effective tax rate and cash flows.
Our future success is substantially dependent on the continued service of our senior management and other key employees.
Our future success is substantially dependent on the continued service of our senior management and other key employees. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing management, product development, sales, operational and other support personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise, or know-how, and unanticipated recruitment and training costs.
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
We seek patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. We own numerous U.S. and foreign patents and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market share. In addition, as our patents expire, we rely on trade secrets and proprietary know-how to protect our products. We cannot be sure the steps we have taken, or will take in the future, will be adequate to deter misappropriation of our proprietary information and intellectual property. Of particular concern are developing countries, such as China, where the laws, courts, and administrative agencies may not protect our intellectual property rights as fully as in the U.S. or Europe.
We seek to protect trade secrets and proprietary know-how, in part, through confidentiality and non-competition agreements with our collaborators, employees, and consultants. These agreements may be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or be independently developed by our competitors, or our competitors may otherwise gain access to our intellectual property.
We could incur substantial costs to defend ourselves in suits brought against us, including for alleged infringement of third-party rights, or in suits in which we may assert our intellectual property or contractual rights against others. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

Kadant Inc.	2015 Annual Report

Failure of our information systems or breaches of data security could impact our business.
We operate a geographically dispersed business and rely on the electronic storage and transmission of proprietary and confidential information, including technical and financial information, among our operations, customers and suppliers. In addition, for some of our operations, we rely on information systems controlled by third parties. As part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. System failures, network disruptions, and breaches of data security could limit our ability to conduct business as usual, including our ability to communicate and transact business with our customers and suppliers; result in the loss or misuse of this information, the loss of business or customers, or damage to our brand or reputation; or interrupt or delay reporting our financial results. Such system failures or unauthorized access could be caused by external theft or attack, misconduct by our employees, suppliers, or competitors, or natural disasters. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Our share price fluctuates and experiences price and volume volatility.
Stock markets in general and our common stock in particular experience significant price and volume volatility from time to time. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, or future funding. Given the nature of the markets in which we participate and the volatility of orders, we may not be able to reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large proportion of our costs are fixed, due in part to our significant selling, research and development, and manufacturing costs. Thus, small declines in revenues could disproportionately affect our operating results. Other factors that could affect our share price and quarterly operating results include:

–	failure of our products to pass contractually agreed upon acceptance tests, which would delay or prohibit recognition of revenues under applicable accounting guidelines;
–	changes in the assumptions used for revenue recognized under the percentage-of-completion method of accounting;
–	fluctuations in revenues due to customer-initiated delays in product shipments;
–	failure of a customer to comply with an order's contractual obligations or inability of a customer to provide financial assurances of performance;
–	adverse changes in demand for and market acceptance of our products;
–	competitive pressures resulting in lower sales prices for our products;
–	adverse changes in the process industries we serve;
–	delays or problems in our introduction of new products;
–	delays or problems in the manufacture of our products;
–	our competitors' announcements of new products, services, or technological innovations;
–	contractual liabilities incurred by us related to guarantees of our product performance;
–	increased costs of raw materials or supplies, including the cost of energy;
–	changes in the timing of product orders;
–	changes in the estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, or expenses;
–	the impact of acquisition accounting, including the treatment of acquisition and restructuring costs as period costs;
–	fluctuations in our effective tax rate;
–	the operating and share price performance of companies that investors consider to be comparable to us; and
–	changes in global financial markets and global economies and general market conditions.
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
Provisions of our charter and bylaws may discourage, delay, or prevent a merger or acquisition that our shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. For example, these provisions:

Kadant Inc.	2015 Annual Report

–	authorize the issuance of "blank check" preferred stock without any need for action by shareholders;
–	provide for a classified board of directors with staggered three-year terms;
–	require supermajority shareholder voting to effect various amendments to our charter and bylaws;
–	eliminate the ability of our shareholders to call special meetings of shareholders;
–	prohibit shareholder action by written consent; and
–	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.
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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
We believe that our facilities are in good condition and are suitable and adequate for our present operations. We do not anticipate significant difficulty in obtaining lease renewals or alternative space as needed. The location and general character of our principal properties as of year-end 2015 are as follows:
Papermaking Systems Segment
We own approximately 1,835,000 square feet and lease approximately 158,000 square feet, under leases expiring on various dates ranging from 2016 to 2021, of manufacturing, engineering, and office space. In addition, in China, we lease the land associated with our buildings under long-term leases, which expire on dates ranging from 2049 to 2061. Our principal engineering and manufacturing facilities are located in Vitry-le-Francois, France; Jining, China; Valinhos, Brazil; Three Rivers, Michigan, U.S.A; Auburn, Massachusetts, U.S.A; Theodore, Alabama, U.S.A; Weesp, The Netherlands; Wuxi, China; Guadalajara, Mexico; Bury, England; Norrkoping, Sweden; Mason, Ohio, U.S.A; and Huskvarna, Sweden.
Wood Processing Systems Segment
We lease approximately 56,000 square feet of manufacturing and office space located in Surrey, British Columbia, Canada, under a lease expiring in 2023.
Fiber-based Products
We own approximately 31,000 square feet of manufacturing and office space located in Green Bay, Wisconsin. We also lease approximately 58,000 square feet of manufacturing space located in Green Bay, Wisconsin, on a tenant-at-will basis.
Corporate
We lease approximately 12,000 square feet in Westford, Massachusetts, for our corporate headquarters under a lease expiring in 2017.

Item 3.    Legal Proceedings
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Kadant Inc.	2015 Annual Report

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock trades on the New York Stock Exchange under the symbol "KAI". The closing market price on the New York Stock Exchange for our common stock on March 4, 2016 was $40.65 per share.

The following table sets forth the high and low sales prices of our common stock for 2015 and 2014, as reported in the consolidated transaction reporting system.

	2015		2014
Quarter	High	Low	High	Low
First	$55.20	$39.53	$41.46	$33.37
Second	56.29	44.67	39.45	33.30
Third	47.95	37.72	40.99	36.97
Fourth	44.37	38.99	44.39	36.15

The following table sets forth the per share dividends declared on our common stock for 2015 and 2014.

Quarter	2015	2014
First	$0.17	$0.15
Second	$0.17	$0.15
Third	$0.17	$0.15
Fourth	$0.17	$0.15

On March 8, 2016, our board of directors raised our quarterly cash dividend to $0.19 per share and we expect to pay comparable cash dividends in the future. Nonetheless, the payment of dividends in the future will be at the discretion of the board of directors and will depend upon our earnings, capital requirements, and financial condition, among other factors. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

Holders of Common Stock
As of February 19, 2016, we had approximately 3,255 holders of record of our common stock. This does not include holdings in street or nominee name.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us of our common stock during the fourth quarter of 2015:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
10/4/15 – 10/31/15	—	—	—	$15,120,043
11/1/15 – 11/30/15	25,000	$39.45	25,000	$14,133,790
12/1/15 – 1/2/16	—	—	—	$14,133,790
Total	25,000	$39.45	25,000
___________________________________

(1)
On May 20, 2015, we announced that our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 20, 2015 to May 20, 2016. In the fourth quarter of 2015, we repurchased 25,000 shares of our common stock for $1.0 million under this authorization.

Kadant Inc.	2015 Annual Report

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

	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016
Kadant Inc.	100.00	95.93	111.41	175.26	184.91	179.80
Russell 3000	100.00	101.03	115.63	156.43	176.70	177.64
Dow Jones U.S. Paper Total Stock Market	100.00	105.97	131.56	179.66	197.62	147.65

Kadant Inc.	2015 Annual Report

Item 6.    Selected Financial Data

(In thousands, except per share amounts)	2015 (b)	2014 (b)	2013 (c)	2012 (d)	2011 (e)
Statement of Income Data (a)
Revenues	$390,107	$402,127	$344,499	$331,751	$335,460
Operating Income	50,119	42,086	33,303	36,444	38,710
Amounts Attributable to Kadant:
Income from Continuing Operations	34,315	28,682	23,481	30,880	33,584
Income (Loss) from Discontinued Operation	74	(23)	(62)	743	(9)
Net Income	$34,389	$28,659	$23,419	$31,623	$33,575
Earnings per Share for Continuing Operations:
Basic	$3.16	$2.61	$2.11	$2.70	$2.77
Diluted	$3.09	$2.56	$2.07	$2.66	$2.74
Earnings per Share:
Basic	$3.16	$2.61	$2.10	$2.76	$2.77
Diluted	$3.10	$2.56	$2.07	$2.73	$2.74
Cash Dividends Declared per Common Share	$0.68	$0.60	$0.50	$—	$—
Balance Sheet Data
Working Capital (f)	$108,492	$96,504	$106,486	$100,301	$78,499
Total Assets	415,498	413,747	442,168	358,948	358,398
Long-Term Obligations	26,000	25,250	38,010	6,250	11,750
Stockholders' Equity	267,945	265,459	270,421	249,967	223,630
______________________

(a)	Fiscal year 2015 contained 52 weeks, fiscal year 2014 contained 53 weeks, and fiscal years 2013, 2012, and 2011 each contained 52 weeks.

(b)	Includes $0.5 million and $0.8 million of pre-tax restructuring costs in 2015 and 2014, respectively.

(c)	Includes a $1.7 million pre-tax gain on the sale of real estate and $1.8 million of pre-tax restructuring costs.

(d)	Includes a $4.6 million discrete tax benefit primarily due to the reversal of valuation allowances on certain deferred tax assets.

(e)
Includes a $6.2 million discrete tax benefit primarily due to the reversal of valuation allowances on certain deferred tax assets, a $2.3 million pre-tax gain on the sale of real estate, and $0.4 million of pre-tax restructuring costs.

(f)
Includes net deferred tax assets of $9.5 million, $10.1 million, $8.4 million, and $4.7 million in 2014, 2013, 2012, and 2011, respectively. We adopted Accounting Standards Update (ASU) No. 2015-07 for year-end 2015, which requires that deferred tax assets and liabilities be classified as noncurrent. Prior period amounts have not been restated.

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

Kadant Inc.	2015 Annual Report

for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

2014 Acquisitions
In October 2014, our Papermaking Systems segment acquired certain assets of the screen cylinder business of a U.S.-based company for approximately $9.2 million in cash. This technology-based acquisition enhances our stock-preparation equipment product offerings to pulp and paper mills worldwide. At the beginning of 2014, our Papermaking Systems segment acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2.7 million in cash. An additional 1 million euros, or approximately $1.1 million, of contingent consideration was paid to the sellers on January 4, 2016.

International Sales
During 2015 and 2014, approximately 50% and 57%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. These contracts hedge transactions principally denominated in U.S. dollars.

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
Revenue Recognition and Accounts Receivable. We enter into arrangements with customers that have multiple deliverables, such as equipment and installation, and we recognize revenues and profits on certain long-term contracts using the percentage-of-completion and completed contract methods of accounting.

•
Revenue Recognition Methods. We recognize revenue under Accounting Standards Codification (ASC) 605, "Revenue Recognition" (ASC 605), when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Under ASC 605, when the terms of sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, we recognize revenues upon such acceptance. The Company includes in revenues amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenues. Provisions for discounts, warranties, returns, and other adjustments are provided for in the period in which the related sales are recorded. We include in revenue amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenues. Sales taxes, value-added taxes and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and are therefore excluded from revenue.

Most of our revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements, such as equipment and installation, we consider the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting based on the following criteria: the delivered item has value to the customer on a stand-alone basis, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially under our control. Revenue is allocated to each unit of accounting or element based on relative selling prices and is recognized as each element is delivered or completed. We determine relative selling prices by using either vendor-specific objective evidence (VSOE) if that exists, or third-party evidence of selling price. When neither VSOE or third-party evidence of selling price exists for a deliverable, we

Kadant Inc.	2015 Annual Report

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

•
Percentage-of-Completion. Revenues recorded under the percentage-of-completion method of accounting pursuant to ASC 605 were $32.1 million in 2015, $19.1 million in 2014, and $19.8 million in 2013. We determine the percentage of completion by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire loss. Our contracts generally provide for billing of customers upon the attainment of certain milestones specified in the contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues are classified as billings in excess of contract costs and fees. The estimation process under the percentage-of-completion method affects the amounts reported in our consolidated financial statements. A number of internal and external factors affect our percentage-of-completion and cost of sales estimates, including labor rate and efficiency variances, estimates of warranty costs, estimated future material prices from vendors, and customer specification and testing requirements. Although we make every effort to ensure the accuracy of our estimates in the application of this accounting policy, if our actual results were to differ from our estimates, or if we were to use different assumptions, it is possible that materially different amounts could be reported as revenues in our consolidated financial statements.

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

Kadant Inc.	2015 Annual Report

We estimate the degree to which our deferred tax assets on deductible temporary differences and tax loss or credit carryforwards will result in an income tax benefit based on the expected profitability by tax jurisdiction, and provide a valuation allowance for these deferred tax assets if it is more likely than not that they will not be realized in the future. If it were to become more likely than not that these deferred tax assets would be realized, we would reverse the related valuation allowance. Our tax valuation allowance was $11.5 million at year-end 2015. Should our actual future taxable income by tax jurisdiction vary from our estimates, additional allowances or reversals thereof may be necessary. When assessing the need for a valuation allowance in a tax jurisdiction, we evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As part of this evaluation, we consider our cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2015, we continued to maintain a valuation allowance in the U.S. against certain of our state operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions in the U.S. As of year-end 2015, we maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At year-end 2015, we believe that we have appropriately accounted for any liability for unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
We reinvest certain earnings of our international subsidiaries indefinitely, and accordingly, we do not provide for U.S. income taxes that could result from the remittance of such foreign earnings. Through year-end 2015, we have not provided for U.S. income taxes on approximately $168.2 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit these foreign earnings to the U.S., would be approximately $3.6 million.
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
At January 2, 2016, we performed a qualitative goodwill impairment analysis. This impairment analysis included an assessment of certain qualitative factors including the results of prior fair value calculations, the movement of our share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. We considered the qualitative factors and weighed the evidence obtained, and determined that it was not more likely than not that the fair value of any of the reporting units was less than its carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of the assumptions used could have produced a different result.
At January 2, 2016, we performed a quantitative impairment analysis on our indefinite-lived intangible asset and determined that the asset was not impaired.
Intangible assets subject to amortization are evaluated for impairment if events or changes in circumstances indicate that the carrying value of an asset might be impaired. No indicators of impairment were identified in 2015.
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

Kadant Inc.	2015 Annual Report

totaled $3.5 million at year-end 2015 and the fair value of plan assets totaled $27.8 million. In addition, several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans with an aggregate unfunded benefit obligation of $5.5 million at year-end 2015.
The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans' measurement dates. The fair value of plan assets is determined based on quoted market prices and observable market inputs. The unrecognized actuarial loss before tax associated with these plans totaled $8.9 million at year-end 2015, $0.6 million of which we expect to recognize in 2016. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. The projected benefit obligation and expense associated with these plans are sensitive to changes in the discount rate. For the noncontributory benefit retirement plan at our Kadant Solutions division, a 50 basis point decrease in the 2015 discount rate would have resulted in an increase in pension expense of $0.3 million and an increase in the projected benefit obligation of $2.4 million.
Industry and Business Outlook
Our products are primarily sold in global process industries and used to produce packaging, tissue, and OSB. In 2015, approximately 64% of our revenue was from the sale of products that support packaging, tissue, and OSB production. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, demand for food and beverage packaging, and existing manufacturing capacity. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both tissue and containerboard, growth rates in the developing world are expected to increase as per capita consumption of paper increases with rising standards of living. In 2015, 12% of our revenue was related to products that support printing and writing paper grades as well as newsprint, which have been negatively affected by the development and increased use of digital media. While we expect the decline in the use of newsprint and writing paper grades to continue due to the use of digital media, we expect global containerboard and tissue production to be stable or to increase. However, we also expect that declines in printing and writing grades will have a negative impact on the construction of, or conversion to, new recycled tissue mills, as printing and writing wastepaper is the fiber source for those mills. In 2015, 9% of our revenue was from sales to OSB producers who manufacture engineered wood panels for the housing industry. The majority of OSB demand is in North America, as North American houses are more often constructed of wood compared to other parts of the world. Demand for OSB is tied to new home construction and remodeling. The remainder of our revenue was from sales to other process industries, which in general grow with the overall economy.
Our results of operations were negatively affected by foreign currency translation in 2015 compared to 2014, and we expect our results of operations to continue to be negatively affected in 2016. Recently, China's central bank has devalued the renminbi to boost the Chinese economy, which will have a negative translation impact on our future consolidated revenues and operating results if this trend continues. When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our financial results will reflect decreases due to foreign currency translation. The negative effect on our financial results will continue if the U.S. dollar continues to strengthen relative to the functional currencies of our foreign subsidiaries. Similarly, if the U.S. dollar weakens compared to the functional currencies of our foreign subsidiaries, our financial results will reflect increases due to foreign currency translation. Some of this foreign currency translation risk is mitigated when foreign subsidiaries have revenue and expenses in the same foreign currency. Further, certain foreign subsidiaries may hold U.S. dollar assets or liabilities which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains on assets and losses on liabilities. We have presented the material effects of foreign currency translation on our financial results under Results of Operations below.
Our bookings decreased 13% to $376 million in 2015 compared to $433 million in 2014. This decrease included a $34 million, or 8%, decrease from the unfavorable effects of foreign currency translation and a $16 million, or 4%, decrease from the reversal of a booking, originally recorded in 2014, due to uncertainty regarding financing for a project in China. These decreases were offset in part by a $7 million, or 2%, increase from an acquisition. Our revenue and income tends to be variable as demand for our capital equipment is dependent on regional economic conditions and the level of capital spending by our customers, among other factors. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products were $252 million, or 67% of total bookings, in 2015, compared to $258 million, or 60% of total bookings, in 2014.
The largest and most important regional market for our products in 2015 was North America, a trend we expect to continue into 2016, although at lower revenue levels. Our bookings in North America were $213 million in 2015, down 8% compared to 2014. During 2015, demand for printing, writing, and newsprint grades all declined compared to 2014, while containerboard shipments saw a modest increase according to Resource Information Systems Inc. (RISI) reports. RISI also reported that North American capacity expansion in the containerboard segment is expected to slow from the 2.2% rate recorded in 2015 to 1.2% in 2016, which would be closely in line with demand growth. U.S. housing starts in December 2015 were at a seasonally adjusted annual rate of 1.149 million, up 6.4% compared to December 2014, according to the U.S. Census Bureau and the Department of

Kadant Inc.	2015 Annual Report

Housing and Urban Development as reported by RISI. This growth is expected to have a positive impact on demand for U.S. lumber and structural wood panels, which includes OSB. Our Stock-Preparation product line benefited in 2015 from virgin pulp mill upgrades for containerboard, as well as the conversion of machines that produce printing and writing grades to the production of containerboard used for packaging.
We saw steady business activity in Europe in 2015 compared to 2014. We expect the overall economy to remain stable in Europe in 2016. Our bookings in Europe were $82 million in 2015, down 2% compared to $84 million in 2014. Excluding a negative foreign currency translation effect of $16 million, our bookings in Europe were up 17%. Our bookings in Asia were $47 million in 2015, down 46% compared to 2014. This decrease includes a $16 million, or 19%, decrease from the reversal of a booking, originally recorded in 2014, for a project in China and a $2 million decrease from the negative effects of foreign currency translation. Weak demand and a relatively soft domestic economy affected most paper grades in China in 2015, a trend we expect to continue in 2016. The most recent RISI forecasts of containerboard demand growth of approximately 3% per year for the next few years suggest new capital project activity may remain at reduced levels in China in 2016. Our bookings in the rest of the world increased 9% to $34 million in 2015 compared to 2014 but were, and continue to be, negatively affected by the recession in Brazil.
We expect to achieve diluted earnings per share (EPS) from continuing operations of $2.80 to $2.90 in 2016 on revenue of $370 to $380 million. The 2016 guidance includes an unfavorable foreign currency translation effect of $10 million on revenue and $0.11 on diluted EPS compared to 2015. Similar to 2015, we expect the first quarter of 2016 to be weaker with stronger successive quarterly operating results for the remainder of the year. For the first quarter of 2016, we expect to achieve diluted EPS from continuing operations of $0.55 to $0.58 on revenue of $89 to $91 million.

Results of Operations
2015 Compared to 2014
The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2015	2014
Revenues	100%	100%
Costs and Operating Expenses:
Cost of revenues	54	56
Selling, general, and administrative expenses	31	32
Research and development expenses	2	2
Restructuring costs	—	—
	87	90
Operating Income	13	10
Interest Income (Expense), Net	—	—
Income from Continuing Operations Before Provision for Income Taxes	13	10
Provision for Income Taxes	4	3
Income from Continuing Operations	9%	7%

Revenues
Revenues for 2015 and 2014 are as follows:

(In thousands)	2015	2014
Revenues:
Papermaking Systems	$342,661	$348,199
Wood Processing Systems	36,387	41,647
Fiber-based Products	11,059	12,281
	$390,107	$402,127

Papermaking Systems Segment. Revenues at our Papermaking Systems segment decreased $5.5 million, or 2%, to $342.7 million in 2015 from $348.2 million in 2014, including a $26.4 million decrease from the unfavorable effects of foreign currency exchange. Excluding the effects of foreign currency exchange, revenues in our Papermaking Systems segment increased $20.9 million primarily due to increased demand for our parts and consumables products, especially in our Stock-Preparation product line, and the inclusion of $6.7 million in revenue from an acquisition made in 2014.

Kadant Inc.	2015 Annual Report

Wood Processing Systems Segment. Revenues at our Wood Processing Systems segment decreased $5.2 million, or 13%, to $36.4 million in 2015 from $41.6 million in 2014, including a $5.8 million decrease from the unfavorable effects of foreign currency exchange. Excluding the effects of foreign currency translation, revenues in our Wood Processing Systems segment increased $0.6 million, or 1%, primarily due to increased demand for our parts and consumables products.

Fiber-based Products. Revenues decreased $1.2 million, or 10%, to $11.1 million in 2015 from $12.3 million in 2014 due to decreased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2015 and 2014, and the changes in revenues by product line between 2015 and 2014 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from converting 2015 revenues in local currency into U.S. dollars at 2014 exchange rates, and then comparing this result to the actual revenues in 2014. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods or forecasts. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

(In thousands)	2015	2014	Increase (Decrease)	Increase (Decrease) Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$148,341	$127,496	$20,845	$28,883
Doctoring, Cleaning, & Filtration	101,523	117,389	(15,866)	(7,409)
Fluid-Handling	92,797	103,314	(10,517)	(603)
	$342,661	$348,199	$(5,538)	$20,871

Revenues in our Stock-Preparation product line increased $20.8 million, or 16%, in 2015 compared to 2014, including an $8.1 million decrease due to the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues from our Stock-Preparation product line increased $28.9 million, or 23%, in 2015 compared to 2014, due to increased demand for our parts and consumables products at our North American and European operations, increased demand for our capital products at our North American and Chinese operations, and the inclusion of $6.7 million in revenue from an acquisition made in 2014. Revenues in our Doctoring, Cleaning, & Filtration product line in 2015 included a decrease of $8.5 million from the unfavorable effect of foreign currency translation compared to 2014. Excluding the unfavorable effect of foreign currency translation, revenues from our Doctoring, Cleaning, & Filtration product line in 2015 decreased $7.4 million, or 6%, compared to 2014, primarily due to decreased demand for our capital products at our European and North American operations. This decrease was offset in part by increased demand for our parts and consumables products at our Chinese operations. Revenues in our Fluid-Handling product line in 2015 included a decrease of $9.9 million from the unfavorable effect of foreign currency translation compared to 2014. Excluding the unfavorable effect of foreign currency translation, revenues in our Fluid-Handling product line decreased $0.6 million, or 1%, in 2015 compared to 2014, primarily due to decreased demand for our parts and consumables products.

Gross Profit Margin
Gross profit margins for 2015 and 2014 are as follows:

Gross Profit Margin:	2015	2014
Papermaking Systems	45.9%	45.4%
Wood Processing Systems	47.9%	35.4%
Fiber-based Products	49.5%	45.7%
	46.2%	44.4%

Papermaking Systems Segment. The gross profit margin at the Papermaking Systems segment increased to 45.9% in 2015 from 45.4% in 2014 primarily due to a higher proportion of parts and consumables products sold in 2015, which tend to have higher gross margins.

Kadant Inc.	2015 Annual Report

Wood Processing Systems Segment. The gross profit margin at the Wood Processing Systems segment increased to 47.9% in 2015 from 35.4% in 2014 primarily due to higher margins from our parts and consumables products. In addition, the gross profit margin in 2014 was reduced by amortization expense associated with acquired profit in inventory totaling $2.1 million, which had the effect of lowering the gross profit margin by 5.1 percentage points in 2014.

Fiber-based Products. The gross profit margin increased to 49.5% in 2015 from 45.7% in 2014 primarily due to the lower cost of natural gas used in the production process.

Operating Expenses
Selling, general, and administrative expenses decreased $6.5 million, or 5%, to $122.8 million in 2015 from $129.3 million in 2014, due to a decrease of $9.4 million, or 7%, from the favorable effect of foreign currency translation, offset in part by an increase of $1.6 million from selling, general, and administrative expenses from an acquisition made in 2014.
Total stock-based compensation expense was $5.7 million and $5.8 million in 2015 and 2014, respectively, and is included in selling, general, and administrative expenses.
Research and development expenses increased $0.5 million, or 8%, to $6.7 million in 2015 from $6.2 million in 2014 and represented 2% of revenues in both periods. The increase in research and development expenses in 2015 primarily related to product development costs at our Stock-Preparation product line.

Restructuring Costs
Restructuring costs were $0.5 million and $0.8 million in 2015 and 2014, respectively.
Restructuring costs in 2015 included severance costs of $0.3 million associated with the reduction of 25 employees in Canada, and Brazil related to our 2015 restructuring plans. We estimate annualized savings of $0.5 million in cost of revenues and $0.6 million in selling, general, and administrative expenses from this reduction. In addition, restructuring costs in 2015 also included severance costs of $0.2 million associated with the reduction of four employees in Sweden related to our 2014 restructuring plans.
The 2014 restructuring charges included severance costs of $0.3 million associated with the reduction of eight employees in Brazil and $0.1 million associated with the reduction of three employees in Sweden. In addition, we recorded facility-related costs of $0.4 million related to restructuring plans prior to 2014.
These actions were taken to streamline our operations. All of these actions occurred in the Papermaking Systems segment.

Interest Income
Interest income decreased $0.2 million, or 50%, to $0.2 million in 2015 from $0.4 million in 2014 primarily due to lower average interest rates in 2015.

Interest Expense
Interest expense decreased to $0.9 million in 2015 from $1.0 million in 2014 primarily due to lower average outstanding borrowings, offset in part by higher average interest rates in 2015.

Provision for Income Taxes
Our provision for income taxes was $14.8 million and $12.4 million in 2015 and 2014, respectively, and represented 30% of pre-tax income in both periods. The effective tax rate of 30% in 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, offset in part by tax expense associated with an increase in nondeductible expenses and state income taxes. The effective tax rate of 30% in 2014 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, the release of tax reserves that resulted from the expiration of tax statutes of limitations, and the release of state tax reserves in the U.S. These tax benefits in 2014 were offset in part by tax expense associated with an increase in nondeductible expenses and a reduction in deferred tax assets. We expect our effective tax rate in 2016 to be approximately 31% to 32% compared to 30% in 2015, primarily due to a shift in the geographic distribution of earnings.

Income from Continuing Operations
Income from continuing operations increased $5.5 million, or 19%, to $34.6 million in 2015 from $29.1 million in 2014, including an increase in operating income of $8.0 million, offset in part by an increase in provision for income taxes of $2.3 million (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Kadant Inc.	2015 Annual Report

Recent Accounting Pronouncements
Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. We adopted this ASU in the first quarter of 2015, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
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
Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB ASC 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The new guidance is effective for us beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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
Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, in June 2015, the FASB issued ASU No. 2015-15, which allows an entity to defer the requirements of ASU No. 2015-03 on deferred issuance costs related to line-of-credit arrangements. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these ASUs. These new disclosure items are effective for us beginning in fiscal 2016. Adoption of these ASUs are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. In April 2015, the FASB issued ASU No. 2015-04, which provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This new guidance is effective for us beginning in fiscal 2016. Early adoption is permitted. We adopted this ASU for the year ended January 2, 2016, and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

Kadant Inc.	2015 Annual Report

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
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In May 2015, the FASB issued ASU No. 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance is effective for us beginning in fiscal 2016. As this ASU is disclosure-related only, its adoption will not have an effect on our consolidated financial position, results of operations or cash flows.
Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for us beginning in fiscal 2017. Early adoption is permitted. We are currently evaluating the effect that adoption of ASU No. 2015-11 will have on our consolidated financial position, results of operations or cash flows.
Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or through disclosure in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for us beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued ASU No. 2015-17, which simplifies the presentation of deferred income taxes as it requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU applies to all entities that present a classified statement of financial position and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This new guidance is effective for us beginning in fiscal 2017. Early adoption is permitted. We adopted this ASU prospectively for the year ended January 2, 2016, and the adoption resulted in all deferred taxes being reported as non-current on our consolidated balance sheet.
Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for us in fiscal 2019. Early adoption is permitted. We are currently evaluating the effects that the adoption of this ASU will have on our consolidated financial position, results of operations and cash flows.

Kadant Inc.	2015 Annual Report

2014 Compared to 2013
The following table sets forth our consolidated statement of income expressed as a percentage of total revenue:

	2014	2013
Revenues	100%	100%
Costs and Operating Expenses:
Cost of revenues	56	54
Selling, general, and administrative expenses	32	34
Research and development expenses	2	2
Restructuring costs and other income, net	—	—
	90	90
Operating Income	10	10
Interest Income (Expense), Net	—	—
Income from Continuing Operations Before Provision for Income Taxes	10	10
Provision for Income Taxes	3	3
Income from Continuing Operations	7%	7%

Revenues
Revenues for 2014 and 2013 are as follows:

(In thousands)	2014	2013
Revenues:
Papermaking Systems	$348,199	$328,708
Wood Processing Systems	41,647	4,573
Fiber-based Products	12,281	11,218
	$402,127	$344,499

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

Wood Processing Systems Segment. Revenues of $41.6 million in 2014 represent a full year of revenues compared to approximately two months of post-acquisition revenues totaling $4.6 million in 2013.

Fiber-based Products. Revenues increased $1.1 million, or 9%, to $12.3 million in 2014 from $11.2 million in 2013 primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between 2014 and 2013, and the changes in revenues by product line between 2014 and 2013 excluding the effect of currency translation. The increase in revenues excluding the effect of currency translation represents the increase resulting from converting 2014 revenues in local currency into U.S. dollars at 2013 exchange rates, and then comparing this result to the actual revenues in 2013. The presentation of the changes in revenues by product line excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations, consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods or forecasts. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

Kadant Inc.	2015 Annual Report

(In thousands)	2014	2013	Increase	Increase Excluding Effect of Currency Translation
Papermaking Systems Product Lines:
Stock-Preparation	$127,496	$122,704	$4,792	$4,787
Doctoring, Cleaning, & Filtration	117,389	112,600	4,789	5,725
Fluid-Handling	103,314	93,404	9,910	10,799
	$348,199	$328,708	$19,491	$21,311

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

Wood Processing Systems Segment. The gross profit margin at the Wood Processing Systems segment increased to 35.4% in 2014, which included a full year of activity, compared to 20.0% in 2013, which included approximately two months of activity, following the acquisition of this business in 2013. The gross profit margin in both periods was reduced by amortization expense associated with acquired profit in inventory totaling $2.1 million and $1.1 million in 2014 and 2013, respectively. This expense had the effect of lowering the gross profit margin by 5.1 percentage points and 24.5 percentage points in 2014 and 2013, respectively.

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

Kadant Inc.	2015 Annual Report

Restructuring Costs and Other Income, Net
Restructuring costs and other income, net were costs of $0.8 million and $0.1 million in 2014 and 2013, respectively.
The 2014 restructuring charges included severance costs of $0.3 million associated with the reduction of eight employees in Brazil and $0.1 million associated with the reduction of three employees in Sweden. In addition, we recorded facility-related costs of $0.4 million related to restructuring plans prior to 2014.
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
These actions were taken to streamline our operations as a result of our acquisitions in 2013 and 2014. All of these actions occurred in the Papermaking Systems segment.

Interest Income
Interest income decreased $0.2 million, or 36%, to $0.4 million in 2014 from $0.6 million in 2013 primarily due to lower average interest rates in 2014.

Interest Expense
Interest expense increased $0.1 million, or 7%, to $1.0 million in 2014 from $0.9 million in 2013 primarily due to higher average outstanding borrowings offset in part by lower average interest rates in 2014.

Provision for Income Taxes
Our provision for income taxes was $12.4 million and $9.3 million in 2014 and 2013, respectively, and represented 30% and 28% of pre-tax income. The effective tax rate of 30% in 2014 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, the release of tax reserves that resulted from the expiration of tax statutes of limitations, and the release of state tax reserves in the U.S. These tax benefits in 2014 were offset in part by tax expense associated with an increase in nondeductible expenses and a reduction in deferred tax assets. The effective tax rate of 28% in 2013 was lower than our statutory tax rate primarily due to the reduction of the 2012 U.S. tax cost of foreign earnings and a benefit from the 2012 U.S. research and development tax credit, both of which resulted from U.S. tax legislation enacted in January 2013. In addition, our effective tax rate in 2013 benefited from the release of valuation allowances in the U.S. and several foreign jurisdictions due to an increase in current year and projected future income.

Income from Continuing Operations
Income from continuing operations increased $5.4 million, or 23%, to $29.1 million in 2014 from $23.7 million in 2013, including an increase in operating income of $8.8 million offset in part by an increase in provision for income taxes of $3.1 million (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

Liquidity and Capital Resources
Consolidated working capital was $108.5 million and $96.5 million at year-end 2015 and year-end 2014, respectively. Included in working capital are cash and cash equivalents of $65.5 million and $45.4 million at year-end 2015 and year-end 2014, respectively. At year-end 2015, $64.5 million of cash and cash equivalents was held by our foreign subsidiaries.

2015
Our operating activities provided cash of $37.9 million in 2015. We used cash of $12.2 million for accounts receivable and unbilled contract costs and fees and $6.5 million for inventory. The cash used for accounts receivable and unbilled contract costs and fees relates to increased project activity, especially in our Stock-Preparation product line. The cash used for inventory was primarily due to an increase in inventory at our Wood Processing Systems segment and work in process at our Stock-Preparation product line in China related to projects that are scheduled to ship in 2016. These uses of cash were offset in part by $9.2 million of cash provided by other current liabilities primarily due to an increase in accrued income taxes due to the timing of payments and an increase in customer deposits related to capital equipment projects.
Our investing activities used cash of $5.4 million in 2015 primarily for purchases of property, plant, and equipment.
Our financing activities used cash of $11.1 million in 2015. We used cash of $9.9 million for the repurchase of our common stock on the open market and $7.2 million for cash dividends paid to stockholders. We received $24.0 million in proceeds from borrowings under our 2012 Credit Agreement and used cash of $18.6 million for principal payments on our outstanding debt obligations.

Kadant Inc.	2015 Annual Report

2014
Our operating activities provided cash of $48.9 million in 2014. Changes in working capital provided cash of $0.2 million in 2014, including $8.4 million from accounts receivable and $5.1 million from inventory, primarily due to the timing of payments and the shipment of several large stock-preparation equipment contracts. These sources of cash were offset in large part by uses of cash of $11.1 million from other current liabilities due to a decrease in customer deposits and, to a lesser extent, $2.3 million from unbilled contract costs and fees due to the timing of billings.
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

Additional Liquidity and Capital Resources
On July 28, 2014, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from July 28, 2014 to July 28, 2015. We repurchased 136,518 shares of our common stock for $6.0 million under this authorization. On May 20, 2015, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from May 20, 2015 to May 20, 2016. Through year-end 2015, we had repurchased 143,242 shares of our common stock for $5.9 million under this authorization.
We paid cash dividends of $7.2 million and $6.3 million in 2015 and 2014, respectively. On November 18, 2015, we declared a quarterly cash dividend totaling $0.17 per outstanding share of our common stock, or approximately $1.8 million, which was paid on February 11, 2016. In addition, on March 8, 2016, we declared a quarterly cash dividend of $0.19 per outstanding share of our common stock, which will be paid on May 12, 2016. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.
As of year-end 2015, we had cash and cash equivalents of $65.5 million, of which $64.5 million was held by our foreign subsidiaries. It is our intention to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. Through year-end 2015, we have not provided for U.S. income taxes on approximately $168.2 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.6 million.
Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $7 to $8 million during 2016 for property, plant, and equipment.
In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy debt repayments, capital projects, dividends, stock repurchases, or acquisitions. We believe that our existing resources, together with the cash available from our credit facilities and the cash we expect to generate from continuing operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

Kadant Inc.	2015 Annual Report

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
As of year-end 2015, the outstanding balance under the 2012 Credit Agreement was $26 million and we had $72.1 million of borrowing capacity available under the committed portion of our 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.
Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of January 2, 2016, we were in compliance with these covenants.
Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (Commercial Real Estate Loan). The Commercial Real Estate Loan is repayable in quarterly installments of $125 thousand over a ten-year period with the remaining principal balance of $5 million due upon maturity in May 2016. As of January 2, 2016, the remaining balance on the Commercial Real Estate Loan was $5.3 million. Interest on the Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by us: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a .75% margin.
Our obligations under the Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the Commercial Real Estate Loan and the mortgage and security agreements, which includes customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2012 Credit Agreement or any successor credit facility would be an event of default under the Commercial Real Estate Loan.

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
We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement matures in 2016, has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the Commercial Real Estate Loan. Under the 2006 Swap Agreement, we receive a three-month LIBOR rate and pay a fixed rate of interest of 5.63% plus an applicable margin.
As of January 2, 2016, the interest rate swap agreements had a net unrealized loss of $0.1 million. We believe that any credit risk associated with the swap agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

Kadant Inc.	2015 Annual Report

The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1. The net unrealized loss of $0.1 million associated with the swap agreements as of January 2, 2016 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

Contractual Obligations and Other Commercial Commitments
The following table summarizes our known contractual obligations and commercial commitments to make future payments or other consideration pursuant to certain contracts as of year-end 2015, as well as an estimate of the timing in which these obligations are expected to be satisfied. Detailed information concerning these obligations and commitments can be found in Notes 2, 3, 6 and 7 to our consolidated financial statements.

	Payments Due by Period or Expiration of Commitment
(In millions)	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Contractual Obligations and Other Commitments: (a)(b)
Letters of credit and bank guarantees	$12.1	$3.0	$—	$—	$15.1
Retirement obligations on balance sheet	1.4	2.6	0.6	4.4	9.0
Debt obligations	5.3	26.0	—	—	31.3
Operating lease obligations	2.2	2.2	0.7	0.8	5.9
Interest (c)	0.6	0.9	—	—	1.5
Acquisition consideration	1.1	—	—	—	1.1
Total (d)(e)	$22.7	$34.7	$1.3	$5.2	$63.9
_________________________________

(a)	We have purchase obligations related to the acquisition of raw material made in the ordinary course of business that may be terminated with minimal notice and are excluded from this table.

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

(c)	Amounts assume interest rates on variable rate debt remain unchanged from rates as of year-end 2015.

(d)
This table excludes an unrealized loss of $0.1 million associated with our interest rate swap agreements as this amount would only be owed if the counterparty were to demand an early termination of the agreements in the event of a default under our 2012 Credit Agreement.

(e)
This table excludes a liability for unrecognized tax benefits and an accrual for the related interest and penalties totaling $6.3 million. Due to the uncertain nature of these income tax matters, we are unable to make a reasonably reliable estimate as to if and when cash settlements with the appropriate taxing authorities will occur.

Provisions in financial guarantees or commitments, debt or lease agreements, or other arrangements could trigger a requirement for an early payment, additional collateral support, amended terms, or acceleration of maturity.
We do not have special-purpose entities nor do we use off-balance-sheet financing arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities. We entered into "receive-variable pay-fixed" swap agreements in 2006 and 2015 to hedge our exposure to variable rate long-term debt. Additionally, we use short-term forward contracts to manage certain exposures to foreign currencies. We enter into forward currency-exchange contracts to hedge firm purchase and sale commitments denominated in currencies other than our subsidiaries' local currencies. We do not engage in extensive foreign currency hedging activities; however, the purpose of our foreign currency hedging activities is to protect our local currency cash flows related to these commitments from fluctuations in foreign exchange rates. Our forward currency-exchange contracts hedge transactions primarily denominated in U.S. dollars, euros, and Chinese renminbi. Gains and losses arising from forward contracts are recognized as offsets to gains and losses resulting

Kadant Inc.	2015 Annual Report

from the transactions being hedged. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rates
Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the variable rates to which these financial instruments may adjust in the future. A 10% decrease in year-end interest rates would have resulted in an immaterial impact on net income in both 2015 and 2014.
Our outstanding debt and interest rate swap agreements are sensitive to changes in interest rates. A portion of our outstanding debt at year-end 2015 and 2014 was hedged with "receive-variable pay-fixed" swap agreements. The fair values of the swap agreements are sensitive to changes in the 3-month LIBOR forward curve. A 10% decrease in the 3-month LIBOR forward curve would not have had a material impact on unrealized losses at year-end 2015 and 2014.

Currency Exchange Rates
We generally view our investment in foreign subsidiaries in a functional currency other than our reporting currency as long-term. Our investment in foreign subsidiaries is sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally denominated in euros, British pounds sterling, Mexican pesos, Canadian dollars, Chinese renminbi, Brazilian reals, and Swedish krona. The effect of changes in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "accumulated other comprehensive items" component of stockholders' equity. A 10% decrease in functional currencies at year-end 2015 and 2014, relative to the U.S. dollar, would have resulted in a reduction in stockholders' equity of $21.6 million and $21.1 million, respectively.
The fair value of forward currency-exchange contracts is sensitive to fluctuations in foreign currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that we would pay or receive upon termination of the contracts, taking into account the change in foreign currency exchange rates. A 10% adverse change in year-end 2015 and 2014 foreign currency exchange rates related to our contracts would have resulted in a decrease in unrealized gains on forward currency-exchange contracts of $0.9 million and $1.7 million in 2015 and 2014, respectively. Since we use forward currency-exchange contracts as hedges of firm purchase and sale commitments, the unrealized gain or loss on forward currency-exchange contracts resulting from changes in foreign currency exchange rates would be offset primarily by corresponding changes in the fair value of the hedged items.

Item 8.    Financial Statements and Supplementary Data
This data is submitted as a separate section to this Report and incorporated herein by reference. See Item 15, "Exhibits and Financial Statement Schedules."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2016. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of January 2, 2016, our Chief Executive Officer and Chief Financial Officer concluded that as of January 2, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Kadant Inc.	2015 Annual Report

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2016. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that as of January 2, 2016 our internal control over financial reporting was effective based on the criteria issued by COSO.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
This information will be included under the heading "Election of Directors" in our 2016 proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated in this Report by reference, except for the information concerning executive officers, which is included under the heading "Executive Officers of the Registrant" in Item 1 of Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required under Item 405 of Regulation S-K will be included under the heading "Stock Ownership–Section 16(a) Beneficial Ownership Reporting Compliance" in our 2016 proxy statement and is incorporated in this Report by reference.

Corporate Governance
The information required under Items 406 and 407 of Regulation S-K will be included under the heading "Corporate Governance" in our 2016 proxy statement and is incorporated in this Report by reference.

Item 11.    Executive Compensation
This information will be included under the headings "Executive Compensation", "Corporate Governance - Compensation Committee Interlocks and Insider Participation", and "Compensation Discussion and Analysis" in our 2016 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2015 Annual Report

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information concerning equity compensation plans, this information will be included under the heading "Stock Ownership" in our 2016 proxy statement and is incorporated in this Report by reference.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of January 2, 2016:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	574,205	(1)	$27.69	(1)	724,767	(2)
Equity compensation plans not approved by security holders	—		$—		—
Total	574,205	(1)	$27.69	(1)	724,767	(2)
__________________________________

(1)	Excludes an aggregate of 69,599 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

(2)	Includes an aggregate of 69,599 shares of common stock issuable under our employees' stock purchase plan in connection with current and future offering periods under the plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
This information will be included under the heading "Corporate Governance" in our 2016 proxy statement and is incorporated in this Report by reference.

Item 14.    Principal Accountant Fees and Services
This information will be included under the heading "Independent Registered Public Accounting Firm" in our 2016 proxy statement and is incorporated in this Report by reference.

Kadant Inc.	2015 Annual Report

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements (see Index on Page F-1 of this Report):
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

(3)
Exhibits filed herewith or incorporated in this Report by reference are set forth in the Exhibit Index beginning on page 39. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b)	Exhibits
See the Exhibit Index beginning on page 39.

Kadant Inc.	2015 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KADANT INC.

Date: March 16, 2016	By:	/s/ Jonathan W. Painter
Jonathan W. Painter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 16, 2016.

	Signature	Title

By:	/s/ Jonathan W. Painter	Chief Executive Officer, President and Director
	Jonathan W. Painter	(Principal Executive Officer)

By:	/s/ Michael J. McKenney	Senior Vice President and Chief Financial Officer
	Michael J. McKenney	(Principal Financial Officer)

By:	/s/ Deborah S. Selwood	Vice President and Chief Accounting Officer
	Deborah S. Selwood	(Principal Accounting Officer)

By:	/s/ William A. Rainville	Director and Chairman of the Board
William A. Rainville

By:	/s/ John M. Albertine	Director
John M. Albertine

By:	/s/ Thomas C. Leonard	Director
Thomas C. Leonard

By:	/s/ William P. Tully	Director
William P. Tully

Exhibit Index

Exhibit Number	Description of Exhibit

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

10.2*
Form of Amended and Restated Executive Retention Agreement (change in control agreement) between the Company and its named executive officers, as amended and restated on December 9, 2008 (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2009 [File No. 1-11406] and incorporated in this document by reference).

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

10.9*
Form of Cash-Settled Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for change-in-control (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015 [File No. 1-11406] and incorporated in this document by reference).

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

10.23
Swap Confirmation dated January 16, 2015 between the Registrant and Citizens Bank, National Association (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015 [File No. 1-11406] and incorporated in this document by reference).

10.24
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

10.29
Mortgage and Security Agreement dated May 4, 2006 between Kadant Johnson Inc., a Michigan corporation, and Citizens Bank of Massachusetts relating to the real property and related personal property located in Three Rivers, Michigan (filed as Exhibit 99.8 to the Registrant's Current Report on Form 8-K [File No. 1-11406] filed with the Commission on May 9, 2006 and incorporated in this document by reference).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet as of January 2, 2016 and January 3, 2015, (ii) Consolidated Statement of Income for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, (iii) Consolidated Statement of Comprehensive Income for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, (iv) Consolidated Statement of Cash Flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, (v) Consolidated Statement of Stockholders' Equity for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, and (vi) Notes to Consolidated Financial Statements.

Kadant Inc.
Annual Report on Form 10-K
Index to Consolidated Financial Statements and Schedule

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of January 2, 2016 and January 3, 2015	F-4

Consolidated Statement of Income for the years ended January 2, 2016, January 3, 2015, and December 28, 2013	F-5

Consolidated Statement of Comprehensive Income for the years ended January 2, 2016, January 3, 2015, and December 28, 2013	F-6

Consolidated Statement of Cash Flows for the years ended January 2, 2016, January 3, 2015, and December 28, 2013	F-7

Consolidated Statement of Stockholders' Equity for the years ended January 2, 2016, January 3, 2015, and December 28, 2013	F-8

Notes to Consolidated Financial Statements	F-9

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts	F-42

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kadant Inc.:
We have audited the accompanying consolidated balance sheets of Kadant Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended January 2, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kadant Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kadant Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
March 16, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kadant Inc.:
We have audited Kadant Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kadant Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Kadant Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kadant Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended January 2, 2016, and our report dated March 16, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
March 16, 2016

Kadant Inc.	2015 Financial Statements

Consolidated Balance Sheet

(In thousands, except share amounts)	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$65,530	$45,378
Restricted cash	1,406	415
Accounts receivable, less allowances of $2,163 and $2,198	64,321	58,508
Inventories	56,758	55,223
Current deferred tax asset (Note 5)	—	9,536
Unbilled contract costs and fees	6,580	5,436
Other current assets	10,525	9,178
Total Current Assets	205,120	183,674
Property, Plant, and Equipment, at Cost, Net	42,293	44,965
Other Assets	11,002	10,272
Intangible Assets	38,032	46,954
Goodwill	119,051	127,882
Total Assets	$415,498	$413,747

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations (Note 6)	$5,250	$611
Accounts payable	24,418	27,233
Accrued payroll and employee benefits	19,583	19,943
Customer deposits	20,123	18,452
Accrued income taxes	5,333	2,240
Other current liabilities	21,921	18,691
Total Current Liabilities	96,628	87,170
Long-Term Deferred Income Taxes (Note 5)	8,992	18,960
Other Long-Term Liabilities (Note 3)	15,933	16,908
Long-Term Obligations (Note 6)	26,000	25,250
Commitments and Contingencies (Note 7)
Stockholders' Equity (Notes 3 and 4):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	100,536	98,769
Retained earnings	297,258	270,249
Treasury stock at cost, 3,850,779 and 3,760,019 shares	(94,359)	(87,727)
Accumulated other comprehensive items (Note 13)	(36,972)	(17,146)
Total Kadant Stockholders' Equity	266,609	264,291
Noncontrolling interest	1,336	1,168
Total Stockholders' Equity	267,945	265,459
Total Liabilities and Stockholders' Equity	$415,498	$413,747

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2015 Financial Statements

Consolidated Statement of Income

(In thousands, except per share amounts)	2015	2014	2013

Revenues (Note 11)	$390,107	$402,127	$344,499
Costs and Operating Expenses:
Cost of revenues	209,982	223,754	186,795
Selling, general, and administrative expenses	122,814	129,319	117,581
Research and development expenses	6,677	6,163	6,717
Restructuring costs and other income, net (Note 8)	515	805	103
	339,988	360,041	311,196
Operating Income	50,119	42,086	33,303
Interest Income	200	398	623
Interest Expense	(948)	(966)	(900)
Income from Continuing Operations Before Provision for Income Taxes	49,371	41,518	33,026
Provision for Income Taxes (Note 5)	14,762	12,447	9,316
Income from Continuing Operations	34,609	29,071	23,710
Income (Loss) from Discontinued Operation (net of income tax (expense) benefit of $(43), $14, and $34 in 2015, 2014, and 2013, respectively)	74	(23)	(62)
Net Income	34,683	29,048	23,648
Net Income Attributable to Noncontrolling Interest	(294)	(389)	(229)
Net Income Attributable to Kadant	$34,389	$28,659	$23,419

Amounts Attributable to Kadant:
Income from Continuing Operations	$34,315	$28,682	$23,481
Income (Loss) from Discontinued Operation	74	(23)	(62)
Net Income Attributable to Kadant	$34,389	$28,659	$23,419
Earnings per Share from Continuing Operations Attributable to Kadant (Note 12)
Basic	$3.16	$2.61	$2.11
Diluted	$3.09	$2.56	$2.07
Earnings per Share Attributable to Kadant (Note 12)
Basic	$3.16	$2.61	$2.10
Diluted	$3.10	$2.56	$2.07
Weighted Average Shares (Note 12)
Basic	10,867	10,988	11,153
Diluted	11,094	11,210	11,340
Cash Dividends Declared per Common Share	$0.68	$0.60	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2015 Financial Statements

Consolidated Statement of Comprehensive Income

(In thousands)	2015	2014	2013

Comprehensive Income
Net Income	$34,683	$29,048	$23,648
Other Comprehensive Items:
Foreign currency translation (loss) gain	(20,687)	(16,436)	838
Pension and other post-retirement liability adjustments, net (net of tax provision (benefit) of $107, $(792), and $1,564 in 2015, 2014, and 2013, respectively)	172	(1,407)	2,817
Deferred gain (loss) on hedging instruments (net of tax provision of $84, $151, and $1 in 2015, 2014, and 2013, respectively)	563	(159)	413
Other Comprehensive Items	(19,952)	(18,002)	4,068
Comprehensive Income	14,731	11,046	27,716
Comprehensive Income Attributable to Noncontrolling Interest	(168)	(243)	(272)
Comprehensive Income Attributable to Kadant	$14,563	$10,803	$27,444

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2015 Financial Statements

Consolidated Statement of Cash Flows

(In thousands)	2015	2014	2013

Operating Activities
Net income attributable to Kadant	$34,389	$28,659	$23,419
Net income attributable to noncontrolling interest	294	389	229
(Income) loss from discontinued operation	(74)	23	62
Income from continuing operations	34,609	29,071	23,710
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,821	11,189	9,775
Stock-based compensation expense	5,741	5,813	5,216
Tax benefits from stock-based compensation awards	(881)	(771)	(351)
Loss (gain) on sale of property, plant and equipment	4	(118)	(2,012)
Provision for losses on accounts receivable	379	246	374
Deferred income tax (benefit) provision	(1,706)	2,951	(1,061)
Other items, net	(287)	1,318	1,836
Contributions to pension plan	(1,080)	(1,080)	(1,080)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,640)	8,429	(2,197)
Unbilled contract costs and fees	(1,534)	(2,277)	(840)
Inventories	(6,486)	5,067	(2,005)
Other current assets	1,495	(563)	113
Accounts payable	(1,752)	652	2,552
Other current liabilities	9,228	(11,060)	5,905
Net cash provided by continuing operations	37,911	48,867	39,935
Net cash (used in) provided by discontinued operation	(38)	5	141
Net cash provided by operating activities	37,873	48,872	40,076
Investing Activities
Acquisitions, net of cash acquired	—	(11,984)	(65,594)
Purchases of property, plant, and equipment	(5,479)	(6,755)	(6,261)
Proceeds from sale of property, plant, and equipment	30	242	3,459
Dividend paid to noncontrolling interest	—	—	(731)
Other, net	—	—	971
Net cash used in continuing operations for investing activities	(5,449)	(18,497)	(68,156)
Financing Activities
Proceeds from issuance of short- and long-term obligations	24,000	24,512	53,609
Repayments of short- and long-term obligations	(18,611)	(36,953)	(21,849)
Purchases of Company common stock	(9,906)	(15,136)	(5,367)
Dividends paid	(7,179)	(6,339)	(4,189)
Change in restricted cash	(1,066)	(299)	(168)
Payment of debt issuance costs	—	—	(154)
Proceeds from issuance of Company common stock	754	1,119	337
Tax benefits from stock-based compensation awards	881	771	351
Net cash (used in) provided by continuing operations for financing activities	(11,127)	(32,325)	22,570
Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	(1,145)	(2,704)	989
Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	20,152	(4,654)	(4,521)
Cash and Cash Equivalents at Beginning of Year	45,378	50,032	54,553
Cash and Cash Equivalents at End of Year	$65,530	$45,378	$50,032

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2015 Financial Statements

Consolidated Statement of Stockholders' Equity

			Capital in				Accumulated Other		Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Noncontrolling	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Interest	Equity
Balance at December 29, 2012	14,624,159	$146	$95,448	$230,329	3,493,546	$(74,025)	$(3,315)	$1,384	$249,967
Net income	—	—	—	23,419	—	—	—	229	23,648
Dividends declared	—	—	—	(5,578)	—	—	—	—	(5,578)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(731)	(731)
Activity under stock plans	—	—	1,010	—	(143,804)	3,053	—	—	4,063
Tax benefits related to employees' and directors' stock plans	—	—	351	—	—	—	—	—	351
Purchases of Company common stock	—	—	—	—	175,000	(5,367)	—	—	(5,367)
Other comprehensive items	—	—	—	—	—	—	4,025	43	4,068
Balance at December 28, 2013	14,624,159	$146	$96,809	$248,170	3,524,742	$(76,339)	$710	$925	$270,421
Net income	—	—	—	28,659	—	—	—	389	29,048
Dividends declared	—	—	—	(6,580)	—	—	—	—	(6,580)
Activity under stock plans	—	—	1,189	—	(169,858)	3,748	—	—	4,937
Tax benefits related to employees' and directors' stock plans	—	—	771	—	—	—	—	—	771
Purchases of Company common stock	—	—	—	—	405,135	(15,136)	—	—	(15,136)
Other comprehensive items	—	—	—	—	—	—	(17,856)	(146)	(18,002)
Balance at January 3, 2015	14,624,159	$146	$98,769	$270,249	3,760,019	$(87,727)	$(17,146)	$1,168	$265,459
Net income	—	—	—	34,389	—	—	—	294	34,683
Dividends declared	—	—	—	(7,380)	—	—	—	—	(7,380)
Activity under stock plans	—	—	886	—	(139,000)	3,274	—	—	4,160
Tax benefits related to employees' and directors' stock plans	—	—	881	—	—	—	—	—	881
Purchases of Company common stock	—	—	—	—	229,760	(9,906)	—	—	(9,906)
Other comprehensive items	—	—	—	—	—	—	(19,826)	(126)	(19,952)
Balance at January 2, 2016	14,624,159	$146	$100,536	$297,258	3,850,779	$(94,359)	$(36,972)	$1,336	$267,945

The accompanying notes are an integral part of these consolidated financial statements.

Kadant Inc.	2015 Financial Statements
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

Financial Statement Presentation
Certain reclassifications have been made to prior periods to conform with current reporting. On the consolidated balance sheet, the assets of discontinued operation have been combined with other current assets and the liabilities of discontinued operation have been combined with other current liabilities. On the consolidated statement of cash flows, the tax benefits from stock-based compensation awards within operating activities have been reclassified from other items, net and are now presented separately.

Fiscal Year
Typically, the Company's fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to the end of the corresponding calendar quarter for the Company's fiscal quarters and on the Saturday closest to December 31 for the Company's fourth fiscal quarter and fiscal year. As a result of the difference between the fiscal and calendar periods, a 53rd week is added to the Company's fiscal year every five or six years. In a 53-week fiscal year, the Company's fourth fiscal quarter contains 14 weeks. The Company's fiscal year ended January 2, 2016 (fiscal 2015) contained 52 weeks, the Company's fiscal year ended January 3, 2015 (fiscal 2014) contained 53 weeks and the Company's fiscal year ended December 28, 2013 (fiscal 2013) contained 52 weeks. Each quarter of fiscal 2015, 2014 and 2013 contained 13 weeks, except the fourth quarter of 2014, which contained 14 weeks.

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

Kadant Inc.	2015 Financial Statements
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

Revenue Recognition and Accounts Receivable
The Company recognizes revenue under Accounting Standards Codification (ASC) 605, "Revenue Recognition," (ASC 605) when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. When the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated until customer acceptance, revenues are recognized upon such acceptance. The Company includes in revenue amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenues. Provisions for discounts, warranties, returns and other adjustments are provided for in the period in which the related sales are recorded. Sales taxes, value-added taxes and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue.
Most of the Company's revenue is recognized in accordance with the accounting policies in the preceding paragraph. However, when a sale arrangement involves multiple elements, such as equipment and installation, the Company considers the guidance in ASC 605. Such transactions are evaluated to determine whether the deliverables in the arrangement represent separate units of accounting based on the following criteria: the delivered item has value to the customer on a stand-alone basis, and if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially under the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices and is recognized as each element is delivered or completed. The Company determines relative selling prices by using either vendor-specific objective evidence (VSOE) if that exists, or third-party evidence of selling price. When neither VSOE nor third-party evidence of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable. In cases in which elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes.
In addition, revenues and profits on certain long-term contracts are recognized using the percentage-of-completion method or the completed contract method of accounting pursuant to ASC 605. Revenues recorded under the percentage-of-completion method were $32,078,000 in 2015, $19,078,000 in 2014, and $19,758,000 in 2013. The percentage of completion is determined by comparing the actual costs incurred to date to an estimate of total costs to be incurred on each contract. If a loss is indicated on any contract in process, a provision is made currently for the entire estimated loss. The Company's contracts generally provide for billing of customers upon the attainment of certain milestones specified in each contract. Revenues earned on contracts in process in excess of billings are classified as unbilled contract costs and fees, and amounts billed in excess of revenues earned are classified as billings in excess of contract costs and fees, which are included in other current liabilities in the accompanying balance sheet. There are no significant amounts included in the accompanying balance sheet that are not expected to be recovered from existing contracts at current contract values, or that are not expected to be collected within one year, including amounts that are billed but not paid under retainage provisions.
For long-term contracts that do not meet the criteria under ASC 605-35 to be accounted for under the percentage-of-completion method, the Company recognizes revenue using the completed contract method. When using the completed contract method, the Company recognizes revenue when the contract has been substantially completed, the product has been delivered, and, if applicable, the customer acceptance criteria have been met. Inventory included $274,000 and $2,171,000 at year-end 2015 and year-end 2014, respectively, associated with long-term contracts accounted for under the completed contract method. Customer deposits included $2,374,000 and $3,248,000 of advance payments on long-term contracts accounted for under the completed contract method at year-end 2015 and year-end 2014, respectively.
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

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $8,314,000 and $6,334,000 at year-end 2015 and year-end 2014, respectively, are included in accounts receivable in the accompanying consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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

The changes in the carrying amount of accrued warranty costs are as follows:

(In thousands)	2015	2014
Balance at Beginning of Year	$3,875	$4,571
Provision charged to income	2,660	2,075
Usage	(2,559)	(2,562)
Acquired	—	150
Currency translation	(306)	(359)
Balance at End of Year	$3,670	$3,875

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
It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At January 2, 2016, the Company believes that it has appropriately accounted for any liability for unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year, or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes, as it requires that deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The Company early adopted this ASU prospectively for the year ended January 2, 2016, which resulted in all deferred taxes being reported as non-current on its consolidated balance sheet. See Note 5, Income Taxes, for additional information.

Earnings per Share
Basic earnings per share has been computed by dividing net income attributable to Kadant by the weighted average number of shares outstanding during the year. Diluted earnings per share was computed using the treasury stock method assuming the effect of all potentially dilutive securities, including stock options, restricted stock units (RSUs) and employee stock purchase plan shares, as well as their related tax effects.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
At year-end 2015 and 2014, the Company's cash equivalents included investments in money market funds and other marketable securities, which had maturities of three months or less at the date of purchase. The carrying amounts of cash equivalents approximate their fair values due to the short-term nature of these instruments.

Restricted Cash
At year-end 2015 and 2014, the Company had approximately $1,406,000 and $415,000 of restricted cash, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees will expire by the end of 2017.

Supplemental Cash Flow Information

(In thousands)	2015	2014	2013
Cash Paid for Interest	$616	$1,081	$961
Cash Paid for Income Taxes, Net of Refunds	$11,497	$10,035	$8,375

Non-Cash Investing Activities:
Fair Value of Assets Acquired	$—	$14,771	$88,398
Cash Paid for Acquired Businesses	—	(12,658)	(67,453)
Liabilities Assumed of Acquired Businesses	$—	$2,113	$20,945

Non-Cash Financing Activities:
Issuance of Company Common Stock	$3,423	$3,220	$2,677
Dividends Declared but Unpaid	$1,831	$1,630	$1,389

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

The components of inventories are as follows:

(In thousands)	2015	2014
Raw Materials and Supplies	$22,324	$24,403
Work in Process	13,819	11,259
Finished Goods (includes $1,262 and $1,394 at customer locations)	20,615	19,561
	$56,758	$55,223

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

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Property, plant, and equipment consist of the following:

(In thousands)	2015	2014
Land	$3,792	$4,315
Buildings	36,547	38,067
Machinery, Equipment, and Leasehold Improvements	77,675	76,520
	118,014	118,902
Less: Accumulated Depreciation and Amortization	75,721	73,937
	$42,293	$44,965

Depreciation and amortization expense related to property, plant, and equipment was $5,814,000, $5,661,000, and $5,088,000 in 2015, 2014, and 2013, respectively.

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
Acquired intangible assets are as follows:

(In thousands)	2015	2014

Indefinite-Lived Intangible Asset	$8,100	$8,100

Definite-Lived Intangible Assets, Gross	$77,052	$77,052
Accumulated Amortization	(40,908)	(35,901)
Currency Translation	(6,212)	(2,297)
Definite-Lived Intangible Assets, Net	$29,932	$38,854

Total Intangible Assets, Net	$38,032	$46,954

Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
January 2, 2016
Customer relationships	$43,271	$(3,916)	$(17,314)	$22,041
Intellectual property	22,899	(1,772)	(15,584)	5,543
Tradenames	10,269	(405)	(698)	9,166
Non-compete agreements	3,548	(55)	(3,298)	195
Distribution network	2,400	—	(1,501)	899
Licensing agreements	400	—	(213)	187
Other	2,365	(64)	(2,300)	1
	$85,152	$(6,212)	$(40,908)	$38,032

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
January 3, 2015
Customer relationships	$43,271	$(1,022)	$(14,180)	$28,069
Intellectual property	22,899	(977)	(14,256)	7,666
Tradenames	10,269	(228)	(480)	9,561
Non-compete agreements	3,548	(37)	(3,239)	272
Distribution network	2,400	—	(1,360)	1,040
Licensing agreements	400	—	(193)	207
Other	2,365	(33)	(2,193)	139
	$85,152	$(2,297)	$(35,901)	$46,954

Amortization of acquired intangible assets was $5,007,000 in 2015, $5,528,000 in 2014, and $4,687,000 in 2013. The estimated future amortization expense of acquired definite-lived intangible assets is $4,470,000 in 2016; $4,328,000 in 2017; $4,193,000 in 2018; $3,815,000 in 2019; $3,481,000 in 2020; and $9,645,000 in the aggregate thereafter.

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance as of December 28, 2013
Gross Balance	$196,339	$21,085	$217,424
Accumulated Impairment Losses	(85,509)	—	(85,509)
Net Balance	110,830	21,085	131,915
Increase due to acquisitions	3,288	894	4,182
Currency translation adjustment	(6,348)	(1,867)	(8,215)
Total 2014 Adjustments	(3,060)	(973)	(4,033)
Balance at January 3, 2015
Gross Balance	193,279	20,112	213,391
Accumulated Impairment Losses	(85,509)	—	(85,509)
Net Balance	107,770	20,112	127,882
Currency translation adjustment	(5,559)	(3,272)	(8,831)
Total 2015 Adjustments	(5,559)	(3,272)	(8,831)
Balance at January 2, 2016
Gross Balance	187,720	16,840	204,560
Accumulated Impairment Losses	(85,509)	—	(85,509)
Net Balance	$102,211	$16,840	$119,051

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
At January 2, 2016, the Company performed a qualitative goodwill impairment analysis. This impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of prior fair value calculations, the movement of the Company's share price and market capitalization, the reporting unit and overall financial performance, and macroeconomic and industry conditions. The Company considered the qualitative factors and weighed the evidence obtained, and

Kadant Inc.	2015 Financial Statements
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
At January 2, 2016 and January 3, 2015, the Company performed a quantitative impairment analysis on its indefinite-lived intangible asset, the Johnson tradename totaling $8,100,000, and determined that the asset was not impaired.

Goodwill by reporting unit is as follows:

(In thousands)	2015	2014
Stock-Preparation	$19,527	$20,081
Doctoring, Cleaning, & Filtration	35,990	38,381
Fluid-Handling	46,694	49,308
Wood Processing Systems	16,840	20,112
	$119,051	$127,882

The Company assesses its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets or asset groups. If these projected cash flows were to be less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss would be measured based upon the difference between the carrying amounts and the fair values of the assets. No indicators of impairment were identified in 2015 or 2014.

Foreign Currency Translation and Transactions
All assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for each quarter in accordance with ASC 830, "Foreign Currency Matters." Resulting translation adjustments are reflected in the "accumulated other comprehensive items" component of stockholders' equity (see Note 13). Foreign currency transaction gains and losses are included in the accompanying consolidated statement of income and are not material for the three years presented.

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

Kadant Inc.	2015 Financial Statements
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

Recent Accounting Pronouncements
Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued ASU No. 2014-08, which provides new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. The Company adopted this ASU in the first quarter of 2015, and the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
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
Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB ASC 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The new guidance is effective for the Company beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, in June 2015, the FASB issued ASU No. 2015-15, which allows an entity to defer the requirements of ASU No. 2015-03 on deferred issuance costs related to line-of-credit arrangements. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these ASUs. These new disclosure items are effective for the Company beginning in fiscal 2016. Adoption of these ASUs is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. In April 2015, the FASB issued ASU No. 2015-04, which provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This new guidance is effective for the Company beginning in fiscal 2016. Early adoption is permitted. The Company adopted this ASU for the year ended January 2, 2016, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In May 2015, the FASB issued ASU No. 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This new guidance is effective for the Company beginning in fiscal 2016. As this ASU is disclosure-related only, its adoption will not have an effect on the Company’s consolidated financial position, results of operations or cash flows.
Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for the Company beginning in fiscal 2017. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU No. 2015-11 will have on the Company's consolidated financial position, results of operations or cash flows.
Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or through disclosure in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for the Company beginning in fiscal 2016. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued ASU No. 2015-17, which simplifies the presentation of deferred income taxes, as it requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU applies to all entities that present a classified statement of financial position and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This new guidance is effective for the Company beginning in fiscal 2017. Early adoption is permitted. The Company adopted this ASU prospectively for the year ended January 2, 2016, which resulted in all deferred taxes being reported as non-current on its consolidated balance sheet. See Note 5, Income Taxes, for additional information.
Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

over the lease term, generally on a straight-line basis. This new guidance is effective for the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.

2.	Acquisitions

The Company’s acquisitions have been accounted for using the purchase method of accounting and the acquired companies’ results have been included in the accompanying financial statements from the dates of the acquisitions. The Company incurred acquisition transaction costs of approximately $326,000 and $1,802,000 in 2014 and 2013, respectively, which are included in selling, general, and administrative expenses. The Company's acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to expectations of synergies from combining the businesses. The Company is realizing synergies in connection with these acquisitions, including the use of the Company's existing distribution channels to expand sales of the products of the acquired businesses.

2014
On October 31, 2014, the Company acquired certain assets of the screen cylinder business of a U.S.-based company for approximately $9,174,000 in cash. This technology-based acquisition enhances the Company’s stock-preparation equipment product offerings to pulp and paper mills worldwide.
On December 30, 2013, the Company acquired all the outstanding shares of a European producer of creping and coating blades for approximately $2,666,000 in cash, including $674,000 of cash acquired. An additional 1,000,000 euros, or approximately $1,091,000 of contingent consideration was paid to the sellers on January 4, 2016.
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

The weighted-average amortization period for intangibles acquired in 2014 is 9 years, which includes weighted-average amortization periods of 8 years for customer relationships and 11 years for intellectual property. The excess of the purchase price for the acquisitions made in 2014 over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $3,463,000, of which $2,004,000 is deductible for tax purposes.
During 2014, the Company made post-closing adjustment payments of $818,000 related to acquisitions completed prior to 2014.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

2.	Acquisitions (continued)

2013
On April 12, 2013, the Company acquired all the outstanding stock of Companhia Brasileira de Tecnologia Industrial (CBTI) for approximately $8,140,000 in cash and $484,000 in assumed liabilities owed to Kadant. CBTI was a long-time licensee of the Company's doctoring, cleaning, filtration, and stock preparation products and is also a supplier of industrial drying systems. This acquisition furthered the Company's strategy of expanding its presence in emerging markets. At the closing date, approximately $3,550,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. Approximately $1,248,000 of the escrow fund was released to the sellers in February 2014, $656,000 was released in April 2015, and the balance will be released on various dates ending on the fifth anniversary of the closing date, less the amount of any claims.
On May 3, 2013, the Company acquired certain assets of the Noss Group (Noss), a Sweden-based developer and supplier of high-efficiency cleaners and approach flow systems, for approximately $7,196,000 in cash, including $101,000 of additional consideration paid as a post-closing adjustment in 2014. This acquisition expanded the Company's product offerings in its Stock-Preparation product line, particularly for virgin pulp and approach flow applications. In addition, Noss had a large installed base, and a high proportion of its revenues were parts and consumables products. At the closing date, approximately $1,970,000 of the purchase price was deposited into an escrow fund to secure certain indemnification obligations of the sellers. Substantially all of the escrow fund was released to the sellers in 2015.
On November 6, 2013, the Company acquired all the outstanding shares of Carmanah Design and Manufacturing Inc. (Carmanah) for approximately $52,281,000 in cash, including $717,000 of additional consideration paid as a post-closing adjustment in 2014, and $171,000 of assumed liabilities owed to Kadant. Carmanah is a designer and manufacturer of stranders and related equipment used in the production of OSB. At the closing date, $6,705,000 of the purchase price was deposited into an escrow fund to secure certain tax, environmental, and other indemnification obligations of the sellers. Half of the escrow fund was released to the sellers in November 2014 and the remainder was released in May 2015. The acquisition of Carmanah extended Kadant's presence into the forest products industry and advanced the Company's strategy of increasing its parts and consumables business.
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
The weighted-average amortization period for intangibles acquired in 2013 is 9 years, which includes weighted-average amortization periods of 10 years for both intellectual property and customer relationships and 6 years for trademarks. The excess of the purchase price for the acquisitions made in 2013 over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $24,744,000, the majority of which is not deductible for tax purposes.
Pro forma disclosures of the results of operations are not required, as the acquisitions are not considered material business combinations.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

3.    Employee Benefit Plans

Stock-Based Compensation Plans
The Company maintains stock-based compensation plans primarily for its key employees and directors, although the plans permit awards to others expected to make significant contributions to the future of the Company. The plans authorize the compensation committee of the Company's board of directors (the board committee) to award a variety of stock and stock-based incentives, such as restricted stock, restricted stock units (RSUs), nonqualified and incentive stock options, stock bonus shares, or performance-based shares. The award recipients and the terms of awards, including price, granted under these plans are determined by the board committee. Upon a change of control, as defined in the plans, all options or other awards become fully vested and all restrictions lapse. The Company had 655,168 shares available for grant under stock-based compensation plans at year-end 2015. The Company generally issues its common stock out of treasury stock, to the extent available, for share issuances related to its stock-based compensation plans.
The Company recognizes compensation cost for all stock-based awards granted to employees based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. The fair value of stock options is based on the Black-Scholes option-pricing model. Total stock-based compensation expense was $5,741,000, $5,813,000, and $5,216,000 in 2015, 2014, and 2013, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statement of income.

The components of pre-tax stock-based compensation expense are as follows:

(In thousands)	2015	2014	2013
Restricted Stock Unit Awards	$5,185	$4,904	$4,102
Stock Option Awards	420	782	1,015
Employee Stock Purchase Plan Awards	136	127	99
Total	$5,741	$5,813	$5,216

The Company has elected to recognize excess income tax benefits from stock option exercises and the vesting of RSUs in capital in excess of par value using the tax return ordering approach. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The Company recognized income tax benefits in capital in excess of par value of $881,000, $771,000, and $351,000 in 2015, 2014, and 2013, respectively, associated with stock-based compensation.
The Company grants RSUs to non-employee directors and certain employees. Holders of RSUs have no voting rights and are not entitled to receive cash dividends.

Non-Employee Director Restricted Stock Units
In general, the Company grants 5,000 RSUs to each of its non-employee directors in the first quarter of each fiscal year. The shares vest ratably on the last day of each fiscal quarter within the year. In addition, on March 9, 2015, the Company also granted 10,000 RSUs to each of its non-employee directors, which totaled 50,000 in the aggregate and had a grant date fair value of $2,279,000. These RSUs will only vest and compensation expense will only be recognized upon a change in control as defined in the Company's 2006 equity incentive plan. If a change in control occurs, the directors would receive cash compensation equal to the value of the RSUs at the trading price of the Company's common stock on the change in control date. During 2015, 10,000 RSUs were forfeited and the remaining 40,000 RSUs will expire and be forfeited if a change in control does not occur before the last day of the first quarter of 2020.

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

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

The Company recognizes compensation expense associated with performance-based RSUs ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value. Compensation expense recognized is net of forfeitures and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to the unvested performance-based RSUs totaled approximately $1,241,000 at year-end 2015, and will be recognized over a weighted average period of 1.4 years.
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

Time-Based Restricted Stock Units
The Company grants time-based RSUs to certain executive officers and other employees of the Company. Each time-based RSU represents the right to receive one share of the Company's common stock upon vesting. The Company recognizes compensation expense associated with these time-based RSUs ratably over the requisite service period for the entire award based on the grant date fair value and net of forfeitures. The time-based RSU agreement provides for forfeiture in certain events, such as voluntary or involuntary termination of employment, and for acceleration of vesting in certain events, such as death, disability, or a change in control of the Company. Unrecognized compensation expense related to the time-based RSUs totaled approximately $2,475,000 at year-end 2015, and will be recognized over a weighted average period of 1.8 years.

A summary of the activity of the Company's unvested RSUs for 2015 is as follows:

Unvested Restricted Stock Units	Units (In thousands)	Weighted Average Grant- Date Fair Value
Unvested RSUs at January 3, 2015	310	$28.06
Granted	116	$44.75
Vested	(160)	$30.56
Forfeited / Expired	(50)	$20.26
Unvested RSUs at January 2, 2016	216	$37.01

The weighted-average grant date fair value of RSUs granted was $44.75, $38.52, and $25.53 in 2015, 2014, and 2013, respectively. The total fair value of shares vested was $7,502,000, $6,895,000, and $4,997,000 in 2015, 2014, and 2013, respectively.

Stock Options
The Company has granted nonqualified stock options to its executive officers. Stock options granted in 2013 were nonqualified options that vest over three years and are not exercisable until vested. No stock options were granted in 2014 or 2015. To date, all options have been granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The stock options vest in three equal annual installments beginning on the first anniversary of the grant date, provided that the recipient remains employed by the Company on the applicable vesting dates. The Company is recognizing compensation expense associated with these stock options ratably over the requisite service period for the entire award based on the grant date fair value and net of forfeitures. Unrecognized compensation expense related to these stock options totaled approximately $51,000 at January 2, 2016, and will be recognized in the first quarter of 2016.
The Company did not grant stock options in 2015 and 2014. The fair value of each option granted in 2013 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

2013
Weighted-average Exercise Price	$25.98
Weighted-average Grant Date Fair Value	$11.33
Volatility	51%
Expected Annual Dividend	1.92%
Risk-Free Interest Rate	1.25%
Expected Life of Options	7.6 years

Kadant Inc.	2015 Financial Statements
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

A summary of the Company's stock option activity for 2015 is as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Options Outstanding at January 3, 2015	374	$20.98
Exercised	(16)	$17.88
Options Outstanding at January 2, 2016	358	$21.12	5.6 years	$6,973
Vested and Unvested Expected to Vest, End of Year	358	$21.12	5.6 years	$6,973
Options Exercisable, End of Year	327	$20.66	5.5 years	$6,520

(a)	The closing price per share on the last trading day prior to January 2, 2016 was $40.61.

A summary of the Company's stock option exercises in 2015, 2014, and 2013 is as follows.

(In thousands)	2015	2014	2013
Total intrinsic value of options exercised	$442	$438	$—
Cash received from options exercised	$284	$336	$—

Modified Awards
On September 15, 2014, the Company entered into an executive transition agreement with its Chief Financial Officer in connection with his retirement on June 30, 2015. This agreement included provisions for post-employment compensation and modifications to outstanding equity awards. The Company recognized $360,000 of post-employment compensation ratably through the retirement date. Pursuant to this agreement, any unvested stock options immediately vested on the retirement date and any unvested RSUs at the retirement date vested on June 30, 2015 and were distributed on March 10, 2016. As of September 15, 2014, 5,201 stock options were remeasured at a grant date fair value of $17.96 per option based on the Black-Scholes option-pricing model and 12,313 RSUs were remeasured at a fair value of $39.94 per unit. The remaining compensation expense associated with the modified stock options and RSUs totaled $428,000 as of September 15, 2014, which was recognized ratably through the retirement date.

Employee Stock Purchase Plan
The Company's eligible U.S. employees may elect to participate in its employee stock purchase plan. Under the plan, shares of the Company's common stock may be purchased at a 15% discount from the fair market value at the beginning or end of the purchase period, whichever is lower. Shares purchased under the plan are subject to a one-year resale restriction and are purchased through payroll deductions of up to 10% of each participating employee's gross wages. For the 2015, 2014, and 2013 plan years, the Company issued 13,573, 12,017, and 16,325 shares, respectively, of its common stock under this plan.

Kadant Inc.	2015 Financial Statements
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
For these plans, the Company contributed and charged to expense approximately $2,749,000, $2,655,000, and $2,607,000 in 2015, 2014, and 2013, respectively.

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
The Company sponsors a Restoration Plan (included in the table below in "Other Benefits") for the benefit of certain executive officers who are also participants in the noncontributory defined benefit retirement plan. This plan provides a benefit equal to the benefits lost under the noncontributory defined benefit retirement plan as a consequence of applicable Internal Revenue Service limits on the levels of contributions and benefits.
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
In accordance with ASC 715, "Compensation–Retirement Benefits," (ASC 715), an employer is required to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of accumulated other comprehensive items. The actuarial loss and prior service loss included in accumulated other comprehensive items and expected to be recognized in net periodic pension cost in 2016 are $561,000 and $146,000, respectively.
The following table summarizes the change in benefit obligation; the change in plan assets; the unfunded status; and the amounts recognized in the balance sheet for the Company's pension benefits and other benefits plans. In accordance with the adoption of ASU No. 2015-04, the Company has elected to measure its plan assets and benefit obligations as of December 31, which is the closest month-end to its fiscal year-end.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$32,213	$27,791	$6,139	$5,583
Service cost	842	733	187	261
Interest cost	1,229	1,286	175	225
Actuarial (gain) loss	(1,448)	4,390	(356)	701
Benefits paid	(1,526)	(1,987)	(408)	(390)
Plan amendments	—	—	—	51
Effect of currency translation	—	—	(245)	(292)
Benefit obligation at end of year	$31,310	$32,213	$5,492	$6,139
Change in Plan Assets:
Fair value of plan assets at beginning of year	$28,986	$26,056	$—	$—
Actual return on plan assets	(764)	3,837	—	—
Employer contributions	1,080	1,080	408	390
Benefits paid	(1,526)	(1,987)	(408)	(390)
Fair value of plan assets at end of year	$27,776	$28,986	$—	$—
Unfunded status	$(3,534)	$(3,227)	$(5,492)	$(6,139)
Accumulated benefit obligation as of year-end	$26,844	$27,738	$2,839	$1,894
Amounts Recognized in the Balance Sheet Consist of:
Current liability	$—	$—	$(320)	$(394)
Non-current liability	$(3,534)	$(3,227)	$(4,757)	$(5,745)
Amounts Recognized in Accumulated Other Comprehensive Items Before Tax Consist of:
Unrecognized net actuarial loss	$(8,094)	$(7,865)	$(793)	$(1,272)
Unrecognized prior service cost	(108)	(163)	(656)	(751)
Total	$(8,202)	$(8,028)	$(1,449)	$(2,023)
Changes in Amounts Recognized in Accumulated Other Comprehensive Items Before Tax:
Current year unrecognized net actuarial (loss) gain	$(737)	$(1,916)	$356	$(701)
Amortization of unrecognized prior service cost	55	55	90	91
Amortization of unrecognized net actuarial loss	508	315	56	34
Effect of currency translation	—	—	72	14
Total	$(174)	$(1,546)	$574	$(562)

The weighted-average assumptions used to determine the benefit obligation as of year-end were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.22%	3.87%	3.38%	3.03%
Rate of compensation increase	3.00%	3.00%	2.82%	2.74%

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

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

The projected benefit obligations and fair value of plan assets for the Company's pension plans with projected benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets:
Projected benefit obligation	$31,310	$32,213	$2,080	$2,495
Fair value of plan assets	$27,776	$28,986	$—	$—

The accumulated benefit obligations and fair values of plan assets for the Company's pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets:
Accumulated benefit obligation	$—	$—	$1,575	$1,894
Fair value of plan assets	$—	$—	$—	$—

The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
(In thousands)	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost:
Service cost	$842	$850	$998	$187	$261	$171
Interest cost	1,229	1,286	1,167	175	225	207
Expected return on plan assets	(1,421)	(1,480)	(1,506)	—	—	—
Recognized net actuarial loss	508	315	533	56	34	62
Amortization of prior service cost	55	55	55	90	91	85
Net periodic benefit cost	$1,213	$1,026	$1,247	$508	$611	$525

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.87%	4.79%	3.89%	3.27%	4.07%	3.53%
Expected long-term return on plan assets	5.25%	5.75%	5.75%	—	—	—
Rate of compensation increase	3.00%	3.50%	3.50%	2.82%	2.99%	3.25%

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

Assumed weighted-average healthcare cost trend rates as of year-end were as follows:

	2015	2014
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Ultimate healthcare cost trend rate	8.00%	8.00%
Year assumed rate reaches ultimate rate	2015	2014

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

3.     Employee Benefit Plans (continued)

Plan Assets

The fair values of the Company's noncontributory defined benefit retirement plan assets at year-end 2015 and 2014 by asset category are as follows:

	2015 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,271	$—	$—	$3,271
International Equity (a)	817	—	—	817
Fixed Income (b)	15,397	8,291	—	23,688
Total Assets	$19,485	$8,291	$—	$27,776

	2014 Fair Value Measurement
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Mutual Funds:
U.S. Equity (a)	$3,465	$—	$—	$3,465
International Equity (a)	819	—	—	819
Fixed Income (b)	15,988	8,714	—	24,702
Total Assets	$20,272	$8,714	$—	$28,986
______________________________

(a)	Common stock index funds.

(b)	Investments in commingled funds that invest in a diversified blend of investment and non-investment grade fixed income securities.

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

Kadant Inc.	2015 Financial Statements
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

Cash Flows
Contributions
The Company expects to make cash contributions of $1,080,000 to its noncontributory defined benefit retirement plan in 2016. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2016.
Estimated Future Benefit Payments
The following benefit payments, which reflect future service as appropriate, are expected to be paid. The benefit payments are based on the same assumptions used to measure the Company's benefit obligation at year-end 2015.

(In thousands)	Pension Benefits	Other Benefits
2016	$1,170	$320
2017	2,640	221
2018	2,090	219
2019	1,446	185
2020	4,540	155
2021-2025	11,919	3,343

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

Common Stock
At year-end 2015, the Company had reserved 1,298,972 unissued shares of its common stock for possible issuance under its stock-based compensation plans.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

5.    Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

(In thousands)	2015	2014	2013
Domestic	$13,076	$10,951	$8,913
Foreign	36,295	30,567	24,113
	$49,371	$41,518	$33,026

The components of the provision for income taxes from continuing operations are as follows:

(In thousands)	2015	2014	2013
Current Provision:
Federal	$4,693	$1,080	$1,986
Foreign	10,623	7,703	7,955
State	1,152	713	436
	16,468	9,496	10,377
Deferred (Benefit) Provision:
Federal	45	2,179	1,325
Foreign	(1,378)	418	(2,354)
State	(373)	354	(32)
	(1,706)	2,951	(1,061)
	$14,762	$12,447	$9,316

The provision for income taxes included in the accompanying statement of income is as follows:

(In thousands)	2015	2014	2013
Continuing Operations	$14,762	$12,447	$9,316
Discontinued Operation	43	(14)	(34)
	$14,805	$12,433	$9,282

The Company receives a tax deduction upon the exercise of nonqualified stock options and the vesting of RSUs. The current provision for income taxes in the consolidated statement of income does not reflect $881,000, $771,000, and $351,000 of such excess tax benefits in 2015, 2014, and 2013, respectively, from the exercise of stock options and vesting of RSUs.
The provision for income taxes from continuing operations in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In thousands)	2015	2014	2013
Provision for Income Taxes at Statutory Rate	$17,279	$14,531	$11,559
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	506	694	304
U.S. tax cost (benefit) of foreign earnings	455	206	(119)
Foreign tax rate differential	(3,852)	(3,026)	(2,681)
Provision for (reversal of) tax benefit reserves, net	33	(1,017)	853
Change in valuation allowance	99	125	(968)
Nondeductible expenses	704	1,398	1,580
Research and development tax credits	(210)	(274)	(638)
Other	(252)	(190)	(574)
	$14,762	$12,447	$9,316

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

5.    Income Taxes (continued)

Net deferred tax liability in the accompanying consolidated balance sheet consists of the following:

(In thousands)	2015	2014
Deferred Tax Asset:
Foreign and alternative minimum tax credit carryforwards	$23	$725
Reserves and accruals	5,003	5,206
Net operating loss carryforwards	12,306	13,937
Inventory basis difference	3,253	3,150
Research and development	246	422
Employee compensation	5,427	4,664
Allowance for doubtful accounts	405	555
Revenue recognition	525	299
Other	151	94
Deferred Tax Asset, Gross	27,339	29,052
Less: Valuation Allowance	(11,493)	(13,040)
Deferred Tax Asset, Net	15,846	16,012
Deferred Tax Liability:
Goodwill and intangible assets	(17,450)	(19,644)
Fixed asset basis difference	(3,234)	(3,426)
Reserves and accruals	(32)	(89)
Other	(284)	(531)
Deferred Tax Liability	(21,000)	(23,690)
Net Deferred Tax Liability	$(5,154)	$(7,678)

In 2014, the deferred tax assets and liabilities are presented in the accompanying balance sheet within current deferred tax asset, other assets, other current liabilities and long-term deferred income taxes based on when the tax benefits are expected to be realized and on a net basis by tax jurisdiction. In 2015, the deferred tax assets and liabilities are presented in the accompanying balance sheet within other assets and long-term deferred income taxes on a net basis by tax jurisdiction.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes as it requires that deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The Company early adopted this ASU for the year ended January 2, 2016, which resulted in all deferred taxes being reported as non-current in its consolidated balance sheet. The Company has elected not to retrospectively restate its deferred tax assets and liabilities in prior periods.

The components of the net deferred tax liability are as follows:

(In thousands)	2015	2014
Current Deferred Tax Asset	$—	$9,536
Long-term Deferred Tax Asset	3,838	1,780
Current Deferred Tax Liability	—	(34)
Long-term Deferred Tax Liability	(8,992)	(18,960)
Net Deferred Tax Liability	$(5,154)	$(7,678)

The Company has established valuation allowances related to certain domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at year-end 2015 was $11,493,000, consisting of $966,000 in the U.S. and $10,527,000 in foreign jurisdictions. The decrease in the valuation allowance in 2015 of $1,547,000 related primarily to fluctuations in foreign currency exchange rates, tax rate changes, and expected future utilization of net operating losses in certain state and foreign jurisdictions, and was offset partially by an increase in the valuation allowance related to an increase in net operating losses in certain jurisdictions. Compliance with ASC 740 requires the Company to periodically evaluate the necessity of establishing or adjusting a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related tax benefit will be realized in future periods. When assessing the need for a valuation allowance in a tax jurisdiction, the Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As part of this evaluation, the Company considers its cumulative three-year history of earnings before income taxes, taxable income in prior carryback years, future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies, and expected future results of operations. As of year-end 2015,

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

5.    Income Taxes (continued)

the Company continued to maintain a valuation allowance in the U.S. against a large portion of its state operating loss carryforwards due to the uncertainty of future profitability in state jurisdictions. As of year-end 2015, the Company maintained valuation allowances in certain foreign jurisdictions because of the uncertainty of future profitability.
At year-end 2015, the Company had domestic state and foreign net operating loss carryforwards of $28,740,000 and $37,543,000, respectively. The domestic state loss carryforwards will expire in the years 2016 through 2035. Their utilization is limited to future taxable income from the Company's domestic subsidiaries. Of the foreign net operating loss carryforwards, $73,000 will expire in the years 2017 through 2022, and the remainder do not expire.
The Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the stock of its domestic subsidiaries, related primarily to unremitted earnings of subsidiaries, because it does not expect this basis difference to become subject to tax at the parent level. The Company believes it can implement certain tax strategies to recover its investment in its domestic subsidiaries tax-free. It is the Company's intention to reinvest indefinitely the earnings of its international subsidiaries in order to support the current and future capital needs of their operations in the foreign jurisdictions. Through year-end 2015, the Company has not provided for U.S. income taxes on approximately $168,225,000 of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if the Company were to remit these foreign earnings to the U.S., would be approximately $3,557,000.
The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.
As of year-end 2015, the Company had $5,052,000 of unrecognized tax benefits which, if recognized, would reduce the effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits at year-end 2015 and 2014 is as follows:

(In thousands)	2015	2014
Unrecognized tax benefits, beginning of year	$5,006	$5,423
Gross decreases—tax positions in prior periods	(28)	(153)
Gross increases—current-period tax positions	476	960
Lapses of statutes of limitations	(253)	(967)
Currency translation	(149)	(257)
Unrecognized tax benefits, end of year	$5,052	$5,006

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued $1,246,000 and $1,137,000 for the potential payment of interest and penalties at year-end 2015 and 2014, respectively. The interest and penalties included in the consolidated statement of income was an expense (benefit) of $103,000 and $(648,000) in 2015 and 2014, respectively.
The Company is currently under audit in certain non-U.S. taxing jurisdictions. It is reasonably possible that over the next fiscal year the amount of liability for unrecognized tax benefits may be reduced by up to $364,000 primarily from the expiration of tax statutes of limitations.
The Company remains subject to U.S. Federal income tax examinations for the tax years 2002 through 2015, and to non-U.S. income tax examinations for the tax years 2004 through 2015. In addition, the Company remains subject to state and local income tax examinations in the U.S. for the tax years 2000 through 2015.

6.    Short- and Long-Term Obligations

Short- and long-term obligations at year-end 2015 and 2014 are as follows:

(In thousands)	2015	2014
Revolving Credit Facility, due 2018	$26,000	$20,000
Commercial Real Estate Loan, due 2016	5,250	5,750
Borrowings Under Overdraft	—	111
Total Short- and Long-Term Obligations	31,250	25,861
Less: Short-Term Obligations	(5,250)	(611)
Long-Term Obligations	$26,000	$25,250

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

6.    Short- and Long-Term Obligations (continued)

The annual payment requirements for short- and long-term obligations are as follows:

(In thousands)
2016	$5,250
2018	26,000

The weighted average interest rate for short-and long-term obligations was 2.58% and 2.38% at year-end 2015 and 2014, respectively.
See Note 10 for the fair value information related to the Company's long-term obligations.

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
The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of January 2, 2016, the Company was in compliance with these covenants.
Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.
As of year-end 2015, the outstanding balance under the 2012 Credit Agreement was $26,000,000. As of January 2, 2016, the Company had $72,102,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

Commercial Real Estate Loan
On May 4, 2006, the Company borrowed $10,000,000 under a promissory note (Commercial Real Estate Loan), which is repayable in quarterly installments of $125,000 over a ten-year period with the remaining principal balance of $5,000,000 due upon maturity. Interest on the Commercial Real Estate Loan accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (a) the prime rate or (b) the three-month London Inter-Bank Offered Rate (LIBOR) plus a 0.75% margin. The Commercial Real Estate Loan is guaranteed and secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, located in Theodore, Alabama; Auburn, Massachusetts; and Three Rivers, Michigan; pursuant to mortgage and security agreements dated May 4, 2006 (Mortgage and Security Agreements). As of year-end 2015, the outstanding balance on the Commercial Real Estate Loan was $5,250,000.
The Company's obligations under the Commercial Real Estate Loan may be accelerated upon the occurrence of an event of default under the Commercial Real Estate Loan and the Mortgage and Security Agreements, which include customary events of default including without limitation payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

6.    Short- and Long-Term Obligations (continued)

judgments. In addition, the occurrence of an event of default under the 2012 Credit Agreement or any successor credit facility would be an event of default under the Commercial Real Estate Loan.

Debt Issuance Costs
Debt issuance costs associated with the Commercial Real Estate Loan are being amortized to interest expense over the corresponding debt term based on the effective-interest method. Debt issuance costs associated with the 2012 Credit Agreement are being amortized to interest expense based on the straight-line method. As of year-end 2015, unamortized debt issuance costs, included in other assets in the accompanying consolidated balance sheet, were approximately $380,000.

7.    Commitments and Contingencies

Operating Leases
The Company occupies office and operating facilities under various operating leases. The accompanying consolidated statement of income includes expenses from operating leases of $3,024,000, $3,135,000, and $2,545,000 in 2015, 2014, and 2013, respectively. The future minimum payments due under noncancelable operating leases at year-end 2015 are $2,158,000 in 2016; $1,374,000 in 2017; $847,000 in 2018; $359,000 in 2019; $328,000 in 2020 and $786,000 thereafter. Total future minimum lease payments are $5,852,000.

Letters of Credit and Bank Guarantees
Outstanding letters of credit and bank guarantees issued on behalf of the Company as applicant, principally relating to performance obligations and customer deposit guarantees, totaled $16,183,000 at year-end 2015. Certain of the Company's contracts, particularly for stock-preparation and systems orders, require the Company to provide a standby letter of credit or bank guarantee to a customer as beneficiary, limited in amount to a negotiated percentage of the total contract value, in order to guarantee warranty and performance obligations of the Company under the contract. Typically, these standby letters of credit and bank guarantees expire without being drawn by the beneficiary.

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers in payment of outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. At year-end 2015, the Company had $6,897,000 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

8.    Restructuring Costs and Other Income, Net

In 2015, the Company recorded restructuring costs of $515,000 including $344,000 related to its 2015 restructuring plans and $171,000 related to its 2014 restructuring plans.

In 2014, the Company recorded restructuring costs of $805,000, including $370,000 related to its 2014 restructuring plans and $435,000 related to restructuring plans prior to 2014.

In 2013, the Company recorded restructuring costs and other income, net of $103,000, including $1,843,000 of costs related to restructuring plans prior to 2014 and $1,740,000 of other income related to a pre-tax gain from the sale of real estate in China.
2015 Restructuring Plans
In 2015, the Company developed plans to streamline operations in its Papermaking Systems Segment. The Company recorded costs of $344,000 associated with the reduction of 25 employees in Canada and Brazil.
2014 Restructuring Plans
The Company recorded restructuring costs of $541,000 associated with its 2014 restructuring plans. In 2014, the Company recorded severance costs of $321,000 associated with the reduction of eight employees in Brazil. The Company also recorded severance costs of $220,000, including $49,000 and $171,000 in 2014 and 2015 respectively, associated with the reduction of seven employees in Sweden. These actions were taken to further streamline the Company's operations in Brazil and Sweden and all occurred in the Papermaking Systems segment.
Restructuring Plans prior to 2014
The Company recorded total restructuring costs of $2,278,000 in 2013 and 2014, including severance costs of $1,158,000 associated with the reduction of 22 employees in Brazil and severance costs of $497,000 associated with the reduction of 25 employees in Sweden. Also included in restructuring costs were facility-related costs of $623,000. These actions were taken to streamline the Company's operations as a result of the CBTI and Noss acquisitions. All of these actions occurred in the Papermaking Systems segment.

A summary of the changes in accrued restructuring costs are as follows:

(In thousands)	Severance Costs	Other Costs	Total Costs
2015 Restructuring Plans
Provision	$344	$—	$344
Usage	(323)	—	(323)
Currency translation	(21)	—	(21)
Balance at January 2, 2016	$—	$—	$—
2014 Restructuring Plans
Provision	$370	$—	$370
Usage	(267)	—	(267)
Currency translation	(56)	—	(56)
Balance at January 3, 2015	$47	$—	$47
Provision	171	—	171
Usage	(214)	—	(214)
Currency translation	(4)	—	(4)
Balance at January 2, 2016	$—	$—	$—

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

8.    Restructuring Costs and Other Income, Net (continued)

(In thousands)	Severance Costs	Other Costs	Total Costs
Restructuring Plans Prior to 2014
Balance at December 29, 2012	$88	$—	$88
Provision	1,666	177	1,843
Usage	(1,076)	(177)	(1,253)
Currency translation	(159)	—	(159)
Balance at December 28, 2013	$519	$—	$519
Provision	(11)	446	435
Usage	(370)	(445)	(815)
Currency translation	(82)	(1)	(83)
Balance at January 3, 2015	$56	$—	$56
Provision	—	—	—
Usage	(15)	—	(15)
Currency translation	(3)	—	(3)
Balance at January 2, 2016	$38	$—	$38

The Company expects to pay the remaining accrued restructuring costs in 2016.

9.    Derivatives

Interest Rate Swaps
The Company entered into interest rate swap agreements in 2015 and 2006 and has designated these agreements as cash flow hedges. On January 16, 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge its exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The fair value of the 2015 Swap Agreement as of January 2, 2016 is included in other assets, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet.
The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value of the 2006 Swap Agreement as of January 2, 2016 is included in other current liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying consolidated balance sheet.
The Company has structured the interest rate swap agreements to be 100% effective, and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreements.
The counterparty to the swap agreements could demand an early termination of the swap agreements if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1. As of January 2, 2016, the Company was in compliance with these covenants. The unrealized loss associated with the swap agreements was $53,000 as of January 2, 2016, which represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

9.    Derivatives (continued)

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
Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in accumulated other comprehensive items (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized losses of $386,000 and $14,000 in 2015 and 2014, respectively, and a gain of $146,000 in 2013 included in selling, general, and administrative expenses associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.
The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the consolidated balance sheet:

		2015		2014
(In thousands)	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount (b)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Long-Term Assets	$—	$—	$775	$17,012
Interest rate swap agreement	Other Long-Term Assets	$38	$10,000	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(101)	$6,525	$—	$—
Interest rate swap agreement	Other Current Liabilities	$(91)	$5,250	$—	$—
Interest rate swap agreement	Other Long-Term Liabilities	$—	$—	$(377)	$5,750
Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$2,536	$15,612	$—	$—
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(12)	$784

(a)	See Note 10 for the fair value measurements relating to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during 2015 and 2014.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

9.    Derivatives (continued)

The following table summarizes the activity in accumulated other comprehensive items associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended January 2, 2016:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at January 3, 2015	$(366)	$(426)	$(792)
Loss (gain) reclassified to earnings (a)	270	(1,379)	(1,109)
(Loss) gain recognized in AOCI	(66)	1,738	1,672
Unrealized loss, net of tax, at January 2, 2016	$(162)	$(67)	$(229)

(a)	See Note 13 for the income statement classification.

As of January 2, 2016, $294,000 of the net unrealized loss included in AOCI is expected to be reclassified to earnings over the next twelve months.

10.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of January 2, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,767	$—	$—	$9,767
Forward currency-exchange contracts	$—	$2,536	$—	$2,536
Interest rate swap agreement	$—	$38	$—	$38
Banker's acceptance drafts (a)	$—	$8,314	$—	$8,314
Liabilities:
Forward currency-exchange contracts	$—	$101	$—	$101
Interest rate swap agreement	$—	$91	$—	$91
Contingent consideration (b)	$—	$—	$1,091	$1,091

	Fair Value as of January 3, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,264	$—	$—	$9,264
Forward currency-exchange contracts	$—	$775	$—	$775
Banker's acceptance drafts (a)	$—	$6,334	$—	$6,334
Liabilities:
Forward currency-exchange contracts	$—	$12	$—	$12
Interest rate swap agreement	$—	$377	$—	$377
Contingent consideration (b)	$—	$—	$1,133	$1,133

(a)	Included in accounts receivable in the accompanying consolidated balance sheet.

(b)	Included in other current liabilities in the accompanying consolidated balance sheet.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

10.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during 2015. The Company's financial assets and liabilities carried at fair value are comprised of cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration is based on the present value of the estimated future cash flows. Changes to the fair value of contingent consideration are recorded in selling, general, and administrative expenses.
The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration:

(In thousands)	2015
Balance at beginning of period	$1,133
Current period expense	71
Currency translation	(113)
Balance at end of period	$1,091

The carrying value and fair value of the Company's debt obligations are as follows:

	2015		2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt obligations	$26,000	$26,000	$25,250	$25,250

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

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

11.    Business Segment and Geographical Information (continued)

(In thousands)	2015	2014	2013
Business Segment Information
Revenues by Product Line:
Papermaking Systems:
Stock-Preparation	$148,341	$127,496	$122,704
Doctoring, Cleaning, & Filtration	101,523	117,389	112,600
Fluid-Handling	92,797	103,314	93,404
Papermaking Systems	$342,661	$348,199	$328,708
Wood Processing Systems	36,387	41,647	4,573
Fiber-based Products	11,059	12,281	11,218
	$390,107	$402,127	$344,499
Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems (a)	$56,789	$50,485	$47,144
Wood Processing Systems	10,926	6,977	(382)
Corporate and Fiber-based Products	(17,596)	(15,376)	(13,459)
Total operating income	50,119	42,086	33,303
Interest expense, net	(748)	(568)	(277)
	$49,371	$41,518	$33,026

Total Assets:
Papermaking Systems	$354,417	$343,937	$364,102
Wood Processing Systems	53,347	55,634	63,493
Corporate and Fiber-based Products (b)	7,719	14,060	14,429
Total Assets from Continuing Operations	415,483	413,631	442,024
Total Assets from Discontinued Operation	15	116	144
	$415,498	$413,747	$442,168
Depreciation and Amortization:
Papermaking Systems	$7,898	$7,724	$8,434
Wood Processing Systems	$2,384	$2,977	$850
Other	539	488	491
	$10,821	$11,189	$9,775
Capital Expenditures:
Papermaking Systems	$4,639	$5,640	$5,843
Other	840	1,115	418
	$5,479	$6,755	$6,261

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

11.    Business Segment and Geographical Information (continued)

(In thousands)	2015	2014	2013
Geographical Information
Revenues (c):
United States	$193,383	$174,003	$129,131
China	50,814	43,867	50,678
Other	145,910	184,257	164,690
	$390,107	$402,127	$344,499
Long-lived Assets (d):
United States	$17,373	$15,685	$14,118
China	12,278	13,996	14,603
Other	12,642	15,284	16,164
	$42,293	$44,965	$44,885

Export Revenues Included in United States Revenues Above (e)	$11,065	$6,508	$9,685

(a)	Includes restructuring costs and other income, net, of $0.5 million, $0.8 million and $0.1 million in 2015, 2014 and 2013, respectively (see Note 8).

(b)	Primarily includes cash and cash equivalents and property, plant, and equipment.

(c)	Revenues are attributed to countries based on customer location.

(d)	Represents property, plant, and equipment, net.

(e)	In general, export revenues are denominated in U.S. dollars.

12.    Earnings per Share

Basic and diluted earnings per share were calculated as follows:

(In thousands, except per share amounts)	2015	2014	2013
Amounts Attributable to Kadant:
Income from Continuing Operations	$34,315	$28,682	$23,481
Income (Loss) from Discontinued Operation	74	(23)	(62)
Net Income	$34,389	$28,659	$23,419
Basic Weighted Average Shares	10,867	10,988	11,153
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	227	222	187
Diluted Weighted Average Shares	11,094	11,210	11,340
Basic Earnings per Share:
Continuing Operations	$3.16	$2.61	$2.11
Discontinued Operation	$0.01	$—	$(0.01)
Net Income per Basic Share	$3.16	$2.61	$2.10
Diluted Earnings per Share:
Continuing Operations	$3.09	$2.56	$2.07
Discontinued Operation	$0.01	$—	$(0.01)
Net Income per Diluted Share	$3.10	$2.56	$2.07

Options to purchase 74,300 shares of common stock were not included in the computation of diluted earnings per share for 2013 because the options' exercise prices were greater than the average market price for the common stock and the effect would have been antidilutive. In addition, the dilutive effect of RSUs totaling 23,100, 33,000, and 20,400 shares of common stock was not included in the computation of diluted earnings per share in 2015, 2014, and 2013, respectively, as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods during the year.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

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

Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post-Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at January 3, 2015	$(7,371)	$(589)	$(8,394)	$(792)	$(17,146)
Other comprehensive (loss) income before reclassifications	(20,561)	5	(307)	1,672	(19,191)
Reclassifications from AOCI	—	95	379	(1,109)	(635)
Net current period other comprehensive (loss) income	(20,561)	100	72	563	(19,826)
Balance at January 2, 2016	$(27,932)	$(489)	$(8,322)	$(229)	$(36,972)

Amounts reclassified out of accumulated other comprehensive items were as follows:

(In thousands)	2015	2014	2013	Income Statement Line Item
Pension and Other Post-retirement Plans (1)
Amortization of prior service costs	$(147)	$(148)	$(141)	SG&A expenses
Amortization of actuarial losses	(576)	(352)	(620)	SG&A expenses
Total expense before income taxes	(723)	(500)	(761)
Income tax benefit	249	175	264	Provision for income taxes
	(474)	(325)	(497)
Cash Flow Hedges (2)
Interest rate swap agreements	(420)	(332)	(374)	Interest expense
Forward currency-exchange contracts	(12)	31	(153)	Revenues
Forward currency-exchange contracts	1,691	1,247	—	SG&A expenses
Total income (expense) before income taxes	1,259	946	(527)
Income tax (provision) benefit	(150)	(57)	42	Provision for income taxes
	1,109	889	(485)
Total Reclassifications	$635	$564	$(982)

(1)	Included in the computation of net periodic pension costs. See Note 3 for additional information.

(2)	See Note 9 for additional information.

Kadant Inc.	2015 Financial Statements
Notes to Consolidated Financial Statements

14.    Unaudited Quarterly Information

2015 (In thousands, except per share amounts)	First	Second	Third	Fourth (a)
Revenues	$92,251	$98,327	$91,929	$107,600
Gross Profit	44,337	45,727	43,668	46,393
Amounts Attributable to Kadant:
Income from Continuing Operations	6,832	8,469	8,647	10,367
Income (Loss) from Discontinued Operation	65	(5)	(4)	18
Net Income Attributable to Kadant	$6,897	$8,464	$8,643	$10,385
Basic Earnings per Share:
Continuing Operations	$0.63	$0.77	$0.80	$0.96
Net Income Attributable to Kadant	$0.63	$0.77	$0.80	$0.96
Diluted Earnings per Share:
Continuing Operations	$0.62	$0.76	$0.78	$0.94
Net Income Attributable to Kadant	$0.62	$0.76	$0.78	$0.94
Cash Dividends Declared per Common Share	$0.17	$0.17	$0.17	$0.17

2014 (In thousands, except per share amounts)	First	Second	Third	Fourth (a)
Revenues	$93,367	$104,835	$98,719	$105,206
Gross Profit	42,180	45,082	44,112	46,999
Amounts Attributable to Kadant:
Income from Continuing Operations	5,058	7,867	6,651	9,106
Loss from Discontinued Operation	(5)	(9)	(4)	(5)
Net Income Attributable to Kadant	$5,053	$7,858	$6,647	$9,101
Basic Earnings per Share:
Continuing Operations	$0.45	$0.71	$0.61	$0.84
Net Income Attributable to Kadant	$0.45	$0.71	$0.61	$0.84
Diluted Earnings per Share:
Continuing Operations	$0.45	$0.70	$0.60	$0.82
Net Income Attributable to Kadant	$0.45	$0.70	$0.60	$0.82
Cash Dividends Declared per Common Share	$0.15	$0.15	$0.15	$0.15

(a) The fourth quarters of 2015 and 2014 contained 13 and 14 weeks, respectively.

Kadant Inc.
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Currency Translation	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended January 2, 2016	$2,198	$379	$—	$(205)	$(209)	$2,163
Year Ended January 3, 2015	$2,689	$246	$15	$(590)	$(162)	$2,198
Year Ended December 28, 2013	$2,306	$374	$109	$(152)	$52	$2,689

Description	Balance at Beginning of Year	Provision Charged to Expense	Activity Charged to Reserve	Currency Translation	Balance at End of Year
Accrued Restructuring Costs (a)
Year Ended January 2, 2016	$103	$515	$(552)	$(28)	$38
Year Ended January 3, 2015	$550	$805	$(1,113)	$(139)	$103
Year Ended December 28, 2013	$254	$1,843	$(1,394)	$(153)	$550
_________________________________

(a)	The nature of the activity in this account is described in Note 8 to the consolidated financial statements.