Form 10-Q
period 2016-04-02
KADANT INC
filed 2016-05-11
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, $.01 par value	10,854,322

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	April 2, 2016	January 2, 2016
(In thousands)

Current Assets:
Cash and cash equivalents	$104,517	$65,530
Restricted cash (Note 1)	1,522	1,406
Accounts receivable, less allowances of $2,262 and $2,163 (Note 1)	62,029	64,321
Inventories (Note 1)	58,681	56,758
Unbilled contract costs and fees	2,319	6,580
Other current assets	15,518	10,525
Total Current Assets	244,586	205,120

Property, Plant, and Equipment, at Cost	119,270	118,014
Less: accumulated depreciation and amortization	77,145	75,721
	42,125	42,293

Other Assets	11,081	11,002

Intangible Assets, Net (Note 1)	38,147	38,032

Goodwill	121,681	119,051

Total Assets	$457,620	$415,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	April 2, 2016	January 2, 2016
(In thousands, except share amounts)

Current Liabilities:
Short-term obligations (Note 5)	$5,125	$5,250
Accounts payable	23,796	24,418
Accrued payroll and employee benefits	14,492	19,583
Customer deposits	19,085	20,123
Accrued income taxes	2,091	5,333
Other current liabilities	19,590	21,921
Total Current Liabilities	84,179	96,628

Long-Term Deferred Income Taxes	11,680	8,992

Other Long-Term Liabilities	17,112	15,933

Long-Term Obligations (Note 5)	67,046	26,000

Commitments and Contingencies (Note 12)	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	97,897	100,536
Retained earnings	302,071	297,258
Treasury stock at cost, 3,769,837 and 3,850,779 shares	(92,376)	(94,359)
Accumulated other comprehensive items (Note 8)	(31,645)	(36,972)
Total Kadant Stockholders' Equity	276,093	266,609
Noncontrolling interest	1,510	1,336
Total Stockholders' Equity	277,603	267,945

Total Liabilities and Stockholders' Equity	$457,620	$415,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
(In thousands, except per share amounts)

Revenues	$96,538	$92,251

Costs and Operating Expenses:
Cost of revenues	52,562	47,914
Selling, general, and administrative expenses	32,496	32,222
Research and development expenses	1,704	1,660
Restructuring costs and other income (Note 2)	(317)	84
	86,445	81,880

Operating Income	10,093	10,371

Interest Income	55	53
Interest Expense	(269)	(231)

Income from Continuing Operations Before Provision for Income Taxes	9,879	10,193
Provision for Income Taxes (Note 4)	2,888	3,268

Income from Continuing Operations	6,991	6,925
Income from Discontinued Operation (net of income tax provision of $41)	—	65

Net Income	6,991	6,990

Net Income Attributable to Noncontrolling Interest	(115)	(93)

Net Income Attributable to Kadant	$6,876	$6,897

Amounts Attributable to Kadant:
Income from Continuing Operations	$6,876	$6,832
Income from Discontinued Operation	—	65
Net Income Attributable to Kadant	$6,876	$6,897

Earnings per Share from Continuing Operations Attributable to Kadant (Note 3):
Basic	$0.64	$0.63
Diluted	$0.62	$0.62

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.64	$0.63
Diluted	$0.62	$0.62

Weighted Average Shares (Note 3):
Basic	10,793	10,892
Diluted	11,018	11,086

Cash Dividends Declared per Common Share	$0.19	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
(In thousands)

Net Income	$6,991	$6,990

Other Comprehensive Items:
Foreign currency translation adjustment	5,930	(12,102)
Pension and other post-retirement liability adjustments (net of tax benefit of $236 in 2016 and tax provision of $92 in 2015)	(418)	173
Deferred loss on hedging instruments (net of tax benefit of $72 in 2016 and tax provision of $17 in 2015)	(126)	(508)
Other Comprehensive Items	5,386	(12,437)
Comprehensive Income (Loss)	12,377	(5,447)
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(174)	39
Comprehensive Income (Loss) Attributable to Kadant	$12,203	$(5,408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
(In thousands)

Operating Activities:
Net income attributable to Kadant	$6,876	$6,897
Net income attributable to noncontrolling interest	115	93
Income from discontinued operation	—	(65)
Income from continuing operations	6,991	6,925
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,564	2,910
Stock-based compensation expense	1,323	1,588
Tax benefits from stock-based compensation awards	—	(687)
Provision for losses on accounts receivable	76	185
Gain on the sale of property, plant, and equipment	(346)	—
Other items, net	781	(836)
Contributions to pension plan	(270)	(270)
Changes in current assets and liabilities:
Accounts receivable	3,259	(5,247)
Unbilled contract costs and fees	4,313	1,817
Inventories	(604)	(7,660)
Other current assets	(1,808)	(1,908)
Accounts payable	(1,234)	375
Other current liabilities	(9,527)	589
Net cash provided by (used in) continuing operations	5,518	(2,219)
Net cash used in discontinued operation	—	(41)
Net cash provided by (used in) operating activities	5,518	(2,260)

Investing Activities:
Issuance of note receivable	(2,813)	—
Purchases of property, plant, and equipment	(524)	(1,216)
Proceeds from sale of property, plant, and equipment	385	5
Net cash used in continuing operations for investing activities	(2,952)	(1,211)

Financing Activities:
Proceeds from issuance of long-term obligations	41,046	10,000
Repayments of short-and long-term obligations	(125)	(5,111)
Tax withholding payments related to stock-based compensation	(1,980)	(2,304)
Dividends paid	(1,831)	(1,630)
Payment of contingent consideration	(1,091)	—
Tax benefits from stock-based compensation awards	—	687
Proceeds from issuance of company common stock	—	148
Change in restricted cash	(58)	—
Net cash provided by continuing operations for financing activities	35,961	1,790

Exchange Rate Effect on Cash and Cash Equivalents from Continuing Operations	460	(857)

Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	38,987	(2,538)
Cash and Cash Equivalents at Beginning of Period	65,530	45,378
Cash and Cash Equivalents at End of Period	$104,517	$42,840
See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at January 3, 2015	14,624,159	$146	$98,769	$270,249	3,760,019	$(87,727)	$(17,146)	$1,168	$265,459

Net income	—	—	—	6,897	—	—	—	93	6,990

Dividends declared	—	—	—	(1,864)	—	—	—	—	(1,864)

Activity under stock plans	—	—	(2,956)	—	(102,346)	2,388	—	—	(568)

Tax benefits related to employees' and directors' stock plans	—	—	687	—	—	—	—	—	687

Other comprehensive items	—	—	—	—	—	—	(12,305)	(132)	(12,437)

Balance at April 4, 2015	14,624,159	$146	$96,500	$275,282	3,657,673	$(85,339)	$(29,451)	$1,129	$258,267

Balance at January 2, 2016	14,624,159	$146	$100,536	$297,258	3,850,779	$(94,359)	$(36,972)	$1,336	$267,945

Net income	—	—	—	6,876	—	—	—	115	6,991

Dividends declared	—	—	—	(2,063)	—	—	—	—	(2,063)

Activity under stock plans	—	—	(2,639)	—	(80,942)	1,983	—	—	(656)

Other comprehensive items	—	—	—	—	—	—	5,327	59	5,386

Balance at April 2, 2016	14,624,159	$146	$97,897	$302,071	3,769,837	$(92,376)	$(31,645)	$1,510	$277,603

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

Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking, paper recycling, and other process industries. The Company's principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls.

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 2, 2016 and its results of operations, comprehensive income (loss), cash flows, and stockholders' equity for the three-month periods ended April 2, 2016 and April 4, 2015. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of January 2, 2016 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC.

Financial Statement Presentation
Certain reclassifications have been made to prior periods to conform with current reporting. As a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, tax withholding payments made related to stock-based compensation awards have been reclassified from other current liabilities within operating activities on the condensed consolidated statement of cash flows and presented separately within financing activities. In addition, on the condensed consolidated statement of cash flows, the tax benefits from stock-based compensation awards within operating activities for the three-month period ended April 4, 2015 have been reclassified from other items, net, and are now presented separately.

Critical Accounting Policies
Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

goodwill and intangible assets, inventories and pension obligations. A discussion of the application of these and other accounting policies is included in Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its condensed consolidated financial statements or in the application of accounting policies, if business conditions were different, or if the Company were to use different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's condensed consolidated financial statements.

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Non-Cash Financing Activities:
Issuance of Company Common Stock	$2,854	$2,633
Dividends Declared but Unpaid	$2,063	$1,864

Restricted Cash
As of April 2, 2016 and January 2, 2016, the Company had restricted cash of $1,522,000 and $1,406,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees will expire by the end of 2017.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for outstanding accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7,853,000 and $8,314,000 at April 2, 2016 and January 2, 2016, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Inventories
The components of inventories are as follows:

	April 2, 2016	January 2, 2016
(In thousands)
Raw Materials and Supplies	$22,415	$22,324
Work in Process	11,769	13,819
Finished Goods	24,497	20,615
	$58,681	$56,758

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible Assets, Net
Acquired intangible assets are as follows:

	April 2, 2016	January 2, 2016
(In thousands)
Indefinite-Lived Intangible Asset	$8,100	$8,100

Definite-Lived Intangible Assets, Gross	$77,052	$77,052
Accumulated Amortization	(42,030)	(40,908)
Currency Translation	(4,975)	(6,212)
Definite-Lived Intangible Assets, Net	$30,047	$29,932

Total Intangible Assets, Net	$38,147	$38,032

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	April 2, 2016	April 4, 2015
Balance at beginning of period	$3,670	$3,875
Provision charged to income	560	408
Usage	(526)	(543)
Currency translation	81	(192)
Balance at end of period	$3,785	$3,548

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, which further clarifies the guidance on the principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. These new ASUs are effective for the Company beginning in fiscal 2018. Early adoption is permitted in fiscal 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification (ASC) 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. The Company adopted this guidance at the beginning of fiscal 2016. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, in June 2015, the FASB issued ASU No. 2015-15, which allows an entity to defer the requirements of ASU No. 2015-03 on deferred issuance costs related to line-of-credit arrangements. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these ASUs. These new disclosure items are effective for the Company beginning in fiscal 2016. The Company adopted these ASUs at the beginning of fiscal 2016. Adoption of these ASUs did not have an impact on the Company’s condensed consolidated financial statements.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In May 2015, the FASB issued ASU No. 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The Company adopted the disclosure requirements in this guidance at the beginning of fiscal 2016. As this ASU is disclosure-related only, its adoption did not have an effect on the Company’s condensed consolidated financial statements.

Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for the Company beginning in fiscal 2017. Early adoption is permitted. The Company is currently evaluating the effect that this ASU will have on its condensed consolidated financial statements.

Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or through disclosure in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this guidance at the beginning of fiscal 2016. Adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this ASU will have on its condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The Company early adopted this ASU at the beginning of fiscal 2016. This ASU requires that excess income tax benefits and tax deficiencies related to stock-based compensation arrangements be recognized as discrete items within the provision for income taxes instead of additional paid in capital in the reporting period in which they occur. As a result of the adoption of this ASU, the Company recognized an income tax benefit of $205,000, or $0.02 per diluted share, in the Company’s condensed consolidated statement of income in the first quarter of 2016. The Company prospectively adopted the requirement to classify the excess tax benefits from stock-compensation awards within operating activities in the condensed consolidated statement of cash flows in the first quarter of 2016. Prior period amounts were not restated. The Company also adopted the guidance in this ASU that requires that taxes paid related to the withholding of common stock upon the vesting of employee stock awards be presented separately within financing activities in the condensed consolidated statement of cash flows. The Company has retrospectively restated the 2015 period to reclassify the comparative amount, which was previously presented in other current liabilities within operating activities. There were no other material effects from adoption of this ASU on the Company’s condensed consolidated financial statements.

2.    Restructuring Costs and Other Income

Other Income
In the first quarter of 2016, other income consisted of a pre-tax gain of $317,000 from the sale of real estate in Sweden for cash proceeds of $368,000.

Restructuring Costs
In the first quarter of 2015, the Company's Papermaking Systems segment recorded restructuring costs related to its 2015 restructuring plan of $84,000 for severance costs associated with the reduction of five employees in Canada and Sweden. These actions were taken to streamline the Company's operations in those locations.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Income from Continuing Operations	$6,876	$6,832
Income from Discontinued Operation	—	65
Net Income	$6,876	$6,897

Basic Weighted Average Shares	10,793	10,892
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	225	194
Diluted Weighted Average Shares	11,018	11,086

Basic Earnings per Share:
Continuing Operations	$0.64	$0.63
Discontinued Operation	$—	$0.01
Net Income per Basic Share	$0.64	$0.63

Diluted Earnings per Share:
Continuing Operations	$0.62	$0.62
Discontinued Operation	$—	$0.01
Net Income per Diluted Share	$0.62	$0.62

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Earnings per Share (continued)

Unvested restricted stock units (RSUs) equivalent to approximately 147,000 and 46,000 shares of common stock for the first quarters of 2016 and 2015, respectively, were not included in the computation of diluted EPS because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting period.

4.    Provision for Income Taxes

The provision for income taxes was $2,888,000 and $3,268,000 in the first quarters of 2016 and 2015, respectively, and represented 29% and 32% of pre-tax income. The effective tax rate of 29% in the first quarter of 2016 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings and the adoption of ASU No. 2016-09 that resulted in a favorable adjustment for the net excess income tax benefits from stock-based compensation arrangements. These items were offset in part by an increase in tax related to non-deductible expenses and state taxes. The effective tax rate of 32% in the first quarter of 2015 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations.

5.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	April 2, 2016	January 2, 2016
(In thousands)
Revolving Credit Facility, due 2018	$67,046	$26,000
Commercial Real Estate Loan, due 2016	5,125	5,250
Total Short- and Long-Term Obligations	72,171	31,250
Less: Short-Term Obligations	(5,125)	(5,250)
Long-Term Obligations	$67,046	$26,000

The weighted average interest rate for the Company's short-and long-term obligations was 1.72% as of April 2, 2016.

The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013 and March 29, 2016. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business,

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Short- and Long-Term Obligations (continued)

and certain actions related to the discontinued operation. As of April 2, 2016, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

The Company borrowed $41,046,000 under the 2012 Credit Agreement in the first quarter of 2016, of which $29,866,000 was a euro-denominated borrowing used to fund the acquisition of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL), which occurred at the beginning of the second quarter of 2016. As of April 2, 2016, the outstanding balance under the 2012 Credit Agreement was $67,046,000. As of April 2, 2016, the Company had $32,151,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,323,000 and $1,588,000 in the first quarters of 2016 and 2015, respectively, within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation cost for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $7,830,000 at April 2, 2016, and will be recognized over a weighted average period of 2.0 years.

On March 8, 2016, the Company granted to its executive officers performance-based RSUs, which represented, in aggregate, the right to receive 53,811 shares (the target RSU amount), subject to adjustment, with an aggregate grant date fair value of $2,173,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2016 fiscal year, which is a specified target for adjusted EBITDA generated from continuing operations for the 2016 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2016 fiscal year, all performance-based RSUs will be forfeited. In the first quarter of 2016, the Company recognized compensation expense based on the probable number of performance-based RSUs expected to vest, which was 100% of the target RSU amount. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2017, 2018, and 2019, provided that the executive officer is employed by the Company on the applicable vesting dates. On March 8, 2016, the Company also granted time-based RSUs representing 58,438 shares to its executive officers and employees with an aggregate grant date fair value of $2,359,000. These time-based RSUs generally vest in three equal annual installments on March 10 of 2017, 2018, and 2019, provided the employee remains employed by the Company on the applicable vesting dates.

On March 9, 2016, the Company granted 20,000 RSUs in the aggregate to its non-employee directors with a grant date fair value of $812,000. The RSUs will vest ratably on the last day of each fiscal quarter of 2016.

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

The components of net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended April 2, 2016		Three Months Ended April 4, 2015
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of Net Periodic Benefit Cost:
Service cost	$181	$58	$211	$57
Interest cost	318	64	307	65
Expected return on plan assets	(322)	(7)	(356)	(11)
Recognized net actuarial loss	124	22	127	17
Amortization of prior service cost	14	24	14	22
Settlement loss	—	114	—	—
Net periodic benefit cost	$315	$275	$303	$150

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount rate	4.22%	4.07%	3.87%	3.76%
Expected long-term return on plan assets	5.00%	—	5.25%	—
Rate of compensation increase	3.00%	3.01%	3.00%	2.99%

The Company made cash contributions of $270,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first three months of 2016 and expects to make cash contributions of $810,000 over the remainder of 2016. For the remaining pension and post-retirement welfare benefits plans, no cash contributions other than to fund current benefit payments are expected in 2016.

8.    Accumulated Other Comprehensive Items

Comprehensive income (loss) combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, deferred losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred losses on hedging instruments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Accumulated Other Comprehensive Items (continued)

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at January 2, 2016	$(27,932)	$(489)	$(8,322)	$(229)	$(36,972)
Other comprehensive income (loss) before reclassifications	5,871	(2)	(610)	(239)	5,020
Reclassifications from AOCI	—	24	170	113	307
Net current period other comprehensive income (loss)	5,871	22	(440)	(126)	5,327
Balance at April 2, 2016	$(22,061)	$(467)	$(8,762)	$(355)	$(31,645)

Balance at January 3, 2015	$(7,371)	$(589)	$(8,394)	$(792)	$(17,146)
Other comprehensive (loss) income before reclassifications	(11,970)	4	52	568	(11,346)
Reclassifications from AOCI	—	23	94	(1,076)	(959)
Net current period other comprehensive (loss) income	(11,970)	27	146	(508)	(12,305)
Balance at April 4, 2015	$(19,341)	$(562)	$(8,248)	$(1,300)	$(29,451)

Amounts reclassified out of AOCI are as follows:

	Three Months Ended		Statement of Income
(In thousands)	April 2, 2016	April 4, 2015	Line Item
Pension and Other Post-Retirement Plans: (1)
Amortization of prior service costs	$(38)	$(36)	SG&A expenses
Amortization of actuarial losses	(260)	(144)	SG&A expenses
Total expense before income taxes	(298)	(180)
Income tax benefit	104	63	Provision for income taxes
	(194)	(117)
Cash Flow Hedges: (2)
Interest rate swap agreements	(89)	(104)	Interest expense
Forward currency-exchange contracts	(61)	—	Revenues
Forward currency-exchange contracts	(23)	—	Cost of Revenues
Forward currency-exchange contracts	—	1,318	SG&A expenses
Total (expense) income before income taxes	(173)	1,214
Income tax benefit (provision)	60	(138)	Provision for income taxes
	(113)	1,076
Total Reclassifications	$(307)	$959

(1)	Included in the computation of net periodic pension costs. See Note 7 for additional information.

(2)	See Note 9 for additional information.

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

Interest Rate Swaps
The Company entered into interest rate swap agreements in 2015 and 2006 and has designated these agreements as cash flow hedges. On January 16, 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge its exposure to movements in the three-month London Inter-Bank Offered Rate (LIBOR) rate on future outstanding debt. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The fair value of the 2015 Swap Agreement as of April 2, 2016 is included in other long-term liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet.

The Company entered into a swap agreement in 2006 (the 2006 Swap Agreement) to convert a portion of the Company's outstanding debt from a floating to a fixed rate of interest. The swap agreement has the same terms and quarterly payment dates as the corresponding debt, and reduces proportionately in line with the amortization of the debt. Under the 2006 Swap Agreement, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 5.63% plus an applicable margin. The fair value of the 2006 Swap Agreement as of April 2, 2016 is included in other current liabilities, with an offset to accumulated other comprehensive items (net of tax) in the accompanying condensed consolidated balance sheet. The 2006 Swap Agreement expired in May 2016.

The Company has structured the interest rate swap agreements to be 100% effective and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the swap agreements is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreements could demand an early termination of the swap agreements if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, and a minimum consolidated interest coverage ratio of 3 to 1. As of April 2, 2016, the Company was in compliance with these covenants. The unrealized loss associated with the swap agreements was $189,000 as of April 2, 2016, which represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

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

The Company recognized a loss of $211,000 in the first quarter of 2016 and a gain of $1,000 in the first quarter of 2015 included in SG&A expenses, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		April 2, 2016		January 2, 2016
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$69	$1,829	$—	$—
Interest rate swap agreement	Other Long-Term Assets	—	—	38	10,000
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(235)	$3,529	$(101)	$6,525
Interest rate swap agreement	Other Current Liabilities	$(25)	$5,125	$(91)	$5,250
Interest rate swap agreement	Other Long-Term Liabilities	$(164)	$10,000	$—	$—

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$265	$1,549	$2,536	$15,612
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(172)	$16,009	$—	$—

(a)	See Note 10 for the fair value measurements relating to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first quarter of 2016.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended April 2, 2016:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at January 2, 2016	$(162)	$(67)	$(229)
Loss reclassified to earnings (a)	57	56	113
Loss recognized in AOCI	(144)	(95)	(239)
Unrealized loss, net of tax, at April 2, 2016	$(249)	$(106)	$(355)

(a) See Note 8 for the income statement classification.

As of April 2, 2016, $272,000 of the net unrealized loss included in AOCI is expected to be reclassified to earnings over the next twelve months.

10.    Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of April 2, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$7,063	$—	$—	$7,063
Forward currency-exchange contracts	$—	$334	$—	$334
Banker's acceptance drafts (a)	$—	$7,853	$—	$7,853

Liabilities:
Forward currency-exchange contracts	$—	$407	$—	$407
Interest rate swap agreements	$—	$189	$—	$189

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

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first three months of 2016. The Company's financial assets and liabilities carried at fair value are comprised of cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration was based on the present value of the estimated future cash flows. Changes to the fair value of contingent consideration were recorded in SG&A expenses. This contingent consideration was paid during the first quarter of 2016.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration:

Three Months Ended April 2, 2016
(In thousands)
Balance at beginning of period	$1,091
Payment	(1,091)
Balance at end of period	$—

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	April 2, 2016		January 2, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Long-term debt obligations	$67,046	$67,046	$26,000	$26,000

The carrying value of long-term debt obligations approximates fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Business Segment Information

The Company has combined its operating entities into two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. In classifying operational entities into a particular segment, the Company has aggregated businesses with similar economic characteristics, products and services, production processes, customers, and methods of distribution.

	Three Months Ended
	April 2,	April 4,
(In thousands)	2016	2015
Revenues:
Papermaking Systems	$84,027	$80,655
Wood Processing Systems	8,707	7,772
Fiber-based Products	3,804	3,824
	$96,538	$92,251

Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$13,497	$12,283
Wood Processing Systems	806	2,245
Corporate and Fiber-based Products (a)	(4,210)	(4,157)
Total operating income	10,093	10,371
Interest expense, net	(214)	(178)
	$9,879	$10,193

Capital Expenditures:
Papermaking Systems	$518	$952
Other	6	264
	$524	$1,216

	April 2,	January 2,
(In thousands)	2016	2016
Total Assets:
Papermaking Systems	$393,984	$354,417
Wood Processing Systems	48,707	53,347
Corporate and Fiber-based Products (b)	14,914	7,719
Total Assets from Continuing Operations	457,605	415,483
Total Assets from Discontinued Operation	15	15
	$457,620	$415,498

(a) Corporate primarily includes general and administrative expenses.
(b) Primarily includes cash and cash equivalents and property, plant, and equipment.

12.    Contingencies and Litigation

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. As of April 2, 2016 and January 2, 2016, the Company had $4,656,000 and $6,897,000, respectively, of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

13.    Subsequent Events

Acquisition
On April 4, 2016, the Company acquired all of the outstanding shares of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL) for approximately 49,700,000 euros, net of cash acquired, or approximately $56,600,000. The Company entered into a $29,866,000 euro-denominated borrowing under its 2012 Credit Agreement in the first quarter of 2016 to fund the acquisition. PAAL manufactures channel balers and related equipment used in the processing of recyclable and waste materials. This acquisition broadens the Company's product portfolio and extends its presence deeper into recycling and waste management. PAAL, headquartered in Germany, has operations in Germany, the United Kingdom, France, and Spain. The purchase price allocation for the acquisition is not yet available.

Debt Repayment
In May 2016, the remaining principal balance of $5,125,000 on the commercial real estate loan was repaid and the 2006 Swap Agreement expired.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (fiscal 2015), as filed with the Securities and Exchange Commission (SEC).

Overview
Company Background
We are a leading global supplier of equipment used in process industries, including papermaking, paper recycling, and oriented strand board (OSB), an engineered wood panel product used primarily in home construction. In addition, we manufacture granules made from papermaking byproducts. We have a large customer base that includes most of the world's major paper and OSB manufacturers. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business. In the first three months of 2016, approximately 65% of our revenue was from the sale of parts and consumables products.

KADANT INC.

Overview (continued)

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
Recent Acquisition
On April 4, 2016, we acquired all of the outstanding shares of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL), for approximately 49.7 million euros, net of cash acquired, or approximately $56.6 million. PAAL manufactures channel balers and related equipment used in the processing of recyclable and waste materials. This acquisition broadens our product portfolio and extends our presence deeper into recycling and waste management. PAAL, headquartered in Germany, has operations in Germany, the United Kingdom, France, and Spain.

KADANT INC.

Overview (continued)
International Sales
During the first three months of 2016 and 2015, approximately 53% and 46%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial position depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC. There have been no material changes to these critical accounting policies since fiscal year-end 2015 that warrant disclosure.

Industry and Business Outlook
Our products are primarily sold in global process industries and used to produce packaging, tissue, and OSB, among numerous other products. In the first quarter of 2016, 63% of our revenue was from the sale of products that support packaging, tissue, and OSB production. Consumption of packaging, which is primarily comprised of corrugated boxboard and cartonboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, demand for processed foods and beverages, and greater urbanization in developing regions. Consumption of tissue is fairly stable, and in the developed world, tends to grow with the population. For both tissue and packaging, growth rates in the developing world are expected to increase as per capita consumption of paper increases with rising standards of living. The majority of OSB demand is in North America, as North American houses are more often constructed of wood compared to other parts of the world. Demand for OSB is tied to new home construction and remodeling. The remainder of our revenue was from sales to other process industries, which in general grow with the overall economy.

Our results of operations were negatively affected by foreign currency translation in the first quarter of 2016 compared to the first quarter of 2015. When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our financial results will reflect decreases due to foreign currency translation. The negative effect on our financial results will continue if the U.S. dollar continues to strengthen relative to the functional currencies of our foreign subsidiaries. Similarly, if the U.S. dollar weakens compared to the functional currencies of our foreign subsidiaries, our financial results will reflect increases due to foreign currency translation. Further, certain foreign subsidiaries may hold U.S. dollar assets or liabilities which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains on assets and losses on liabilities. We have presented the material effects of foreign currency translation on our financial results under Results of Operations below.

Our bookings decreased 10% to $97 million in the first quarter of 2016 compared to $108 million in the first quarter of 2015. This decrease included a $4 million, or 3%, decrease from the unfavorable effects of foreign currency translation. Our revenue and income tends to be variable as demand for our capital equipment is dependent on regional economic conditions and the level of capital spending by our customers, among other factors. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products were $62 million, or 64% of total bookings, in the first quarter of 2016, compared to a record $68 million, or 63% of total bookings, in the first quarter of 2015.

KADANT INC.

Overview (continued)

The largest and most important regional market for our products in the first quarter of 2016 was North America, a trend we expect to continue into the remainder of 2016, although at lower revenue levels. Our bookings in North America were $54 million in the first quarter of 2016, down 5% compared to the first quarter of 2015. During the first quarter of 2016, demand for printing, writing, and newsprint grades all declined compared to the first quarter of 2015, while containerboard shipments saw a modest increase according to Resource Information Systems Inc. (RISI) reports. U.S. housing starts in March 2016 rose 14% compared to March 2015 and were at a seasonally adjusted annual rate of 1.089 million according to the U.S. Census Bureau and the Department of Housing and Urban Development. This growth is expected to have a positive impact on demand for U.S. lumber and structural wood panels, which includes OSB.

In Europe, we expect the overall economy to remain stable, yet somewhat constrained in 2016. Our bookings in Europe were $19 million in the first quarter of 2016, essentially flat compared to 2015, and included a negative currency translation effect of $1 million. Excluding the negative foreign currency translation effect, our bookings in Europe increased 3%. Our bookings in Europe will increase for the remainder of 2016 due to our recent acquisition of PAAL. Our bookings in Asia were $18 million in the first quarter of 2016, down 23% from $23 million in the first quarter of 2015. This decrease includes a $1 million decrease from the negative effects of foreign currency translation. Weak demand and a relatively soft domestic economy affected most paper grades in China in 2015, a trend we expect to continue in 2016. The most recent RISI forecasts of containerboard demand growth of approximately 3% per year for the next few years suggest new capital project activity may remain at reduced levels in China in 2016. Our bookings in the rest of the world decreased 31% to $6 million in the first quarter of 2016 compared to the first quarter of 2015 and were, and continue to be, negatively affected by the political uncertainty and recession in Brazil. This decrease includes a $1 million decrease from the negative effect of foreign currency translation.

The acquisition of PAAL will increase our 2016 revenue although the acquisition-related costs will have a negative effect on our GAAP diluted earnings per share (EPS). For 2016, we expect revenue of $412 to $422 million, revised from our previous guidance of $370 to $380 million. We expect to achieve GAAP diluted EPS for 2016 of $2.75 to $2.85, revised from our previous guidance of $2.80 to $2.90. Our revised 2016 guidance includes $0.14 of acquisition costs, $0.10 of expense related to acquired inventory and backlog and a $0.02 gain on the sale of assets. For the second quarter of 2016, we expect to achieve GAAP diluted EPS of $0.50 to $0.53 on revenue of $103 to $105 million. Our second quarter of 2016 GAAP diluted EPS includes $0.02 of acquisition costs and $0.10 of expense related to acquired inventory and backlog.

Results of Operations

First Quarter 2016 Compared With First Quarter 2015

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first fiscal quarters of 2016 and 2015. The results of operations for the fiscal quarter ended April 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	April 2, 2016	April 4, 2015

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	54	52
Selling, general, and administrative expenses	34	35
Research and development expenses	2	2
Restructuring costs and other income	—	—
	90	89
Operating Income	10	11
Interest Income (Expense), Net	—	—
Income from Continuing Operations Before Provision for Income Taxes	10	11
Provision for Income Taxes	3	3
Income from Continuing Operations	7%	8%

KADANT INC.

Results of Operations (continued)

Revenues
Revenues for the first quarters of 2016 and 2015 were as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
(In thousands)
Revenues:
Papermaking Systems	$84,027	$80,655
Wood Processing Systems	8,707	7,772
Fiber-based Products	3,804	3,824
	$96,538	$92,251

Papermaking Systems Segment. Revenues increased $3.3 million, or 4%, to $84.0 million in the first quarter of 2016 from $80.7 million in the first quarter of 2015, including a $2.8 million decrease from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues in our Papermaking Systems segment increased $6.2 million, or 8%, primarily due to increased demand for our capital equipment, especially in Europe and China.
Wood Processing Systems Segment. Revenues increased $0.9 million, or 12%, to $8.7 million in the first quarter of 2016 from $7.8 million in the first quarter of 2015, including a $0.9 million decrease from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues in our Wood Processing Systems segment increased $1.8 million, or 24%, due to increased demand for our capital products in Europe.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2016 and 2015, and the changes in revenues by product line between the first quarters of 2016 and 2015 excluding the effect of currency translation. The increase (decrease) in revenues excluding the effect of currency translation represents the increase (decrease) resulting from converting first quarter of 2016 revenues in local currency into U.S. dollars at first quarter of 2015 exchange rates, and then comparing this result to actual revenues in the first quarter of 2015. The presentation of the changes in revenues by product line excluding the effect of currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended			Increase (Decrease) Excluding Effect of Foreign Currency Translation
(In thousands)	April 2, 2016	April 4, 2015	Increase (Decrease)
Papermaking Systems Product Lines:
Stock-Preparation	$38,418	$30,646	$7,772	$8,389
Doctoring, Cleaning, & Filtration	23,839	27,286	(3,447)	(2,275)
Fluid-Handling	21,770	22,723	(953)	87
	$84,027	$80,655	$3,372	$6,201

Revenues from our Stock-Preparation product line in the first quarter of 2016 increased $7.8 million, or 25%, compared to the first quarter of 2015, including a $0.6 million decrease from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues from our Stock-Preparation product line increased $8.4 million, or 27%, compared to the first quarter of 2015, primarily due to increased demand for our capital products at our North American and European operations and, to a lesser extent, our Chinese operations. In addition, there was increased demand for our parts and consumables products at our European operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the first quarter of 2016 decreased $3.4 million, or 13%, compared to the first quarter of 2015, including a $1.1 million decrease from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues from our Doctoring, Cleaning & Filtration product line decreased $2.3 million, or 8%,

KADANT INC.

Results of Operations (continued)

compared to the first quarter of 2015, primarily due to decreased demand for our capital products at our North American operations. Revenues from our Fluid-Handling product line in the first quarter of 2016 decreased $1.0 million, or 4%, primarily due to a $1.1 million unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues from our Fluid-Handling product line increased $0.1 million compared to the first quarter of 2015, primarily due to increased demand for our capital products at our European operations, largely offset by decreased demand for our parts and consumables products at our North American operations.

Gross Profit Margin
Gross profit margins for the first quarters of 2016 and 2015 were as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Gross Profit Margin:
Papermaking Systems	46.6%	47.5%
Wood Processing Systems	33.0	51.1
Fiber-based Products	51.6	54.3
	45.6%	48.1%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 46.6% in the first quarter of 2016 from 47.5% in the first quarter of 2015. This decrease was primarily due to a decrease in the proportion of higher-margin parts and consumables revenues.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment decreased to 33.0% in the first quarter of 2016 from 51.1% in the first quarter of 2015 primarily due to lower gross profit margins on our parts and consumables products due to product mix, and on our capital products, due to targeted pricing. Also contributing to the lower gross profit margin in the first quarter of 2016 was a decrease in the proportion of higher-margin parts and consumables revenues compared to the first quarter of 2015.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 51.6% in the first quarter of 2016 from 54.3% in the first quarter of 2015 primarily due to decreased manufacturing efficiency related to lower production volumes.

Operating Expenses
Selling, general, and administrative (SG&A) expenses as a percentage of revenues were 34% and 35% in the first quarters of 2016 and 2015, respectively. SG&A expenses increased $0.3 million, or 1%, to $32.5 million in the first quarter of 2016 from $32.2 million in the first quarter of 2015, including a decrease of $1.0 million from the favorable effect of foreign currency translation. Excluding the favorable effect of foreign currency translation, SG&A expenses increased $1.3 million in the first quarter of 2016 compared to the first quarter of 2015 due to $1.4 million of acquisition costs incurred related to the acquisition of PAAL.

Total stock-based compensation expense was $1.3 million and $1.6 million in the first quarters of 2016 and 2015, respectively, and is included in SG&A expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.7 million in both the first quarters of 2016 and 2015, respectively, and represented 2% of revenues in both periods.

Restructuring Costs and Other Income
We recorded other income in the first quarter of 2016 from a pre-tax gain of $0.3 million related to the sale of real estate in Sweden for cash proceeds of $0.4 million.

We recorded restructuring costs of $0.1 million in the first quarter of 2015 related to severance costs associated with the reduction of five employees in Canada and Sweden. All restructuring actions occurred in the Papermaking Systems segment.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes was $2.9 million and $3.3 million in the first quarters of 2016 and 2015, respectively, and represented 29% and 32% of pre-tax income. The effective tax rate of 29% in the first quarter of 2016 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and the adoption of Accounting Standards Update (ASU) No. 2016-09 that resulted in a favorable adjustment for the net excess income tax benefits from stock-based compensation arrangements. These items were offset in part by an increase in tax related to non-deductible expenses and state taxes. The effective tax rate of 32% in the first quarter of 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations.

Income from Continuing Operations
Income from continuing operations increased $0.1 million to $7.0 million in the first quarter of 2016 from $6.9 million in the first quarter of 2015, including a decrease in the provision for income taxes of $0.4 million offset in part by a decrease in operating income of $0.3 million (see Revenues, Gross Profit Margin, Operating Expenses and Provision for Income Taxes discussed above).

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, which further clarifies the guidance on the principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. These new ASUs are effective for us beginning in fiscal 2018. Early adoption is permitted in fiscal 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that these ASUs will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Compensation-Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12, which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification (ASC) 718 and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. We adopted this guidance at the beginning of fiscal 2016. The adoption of this ASU did not have an impact on our condensed consolidated financial statements.

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, in June 2015, the FASB issued ASU No. 2015-15, which allows an entity to defer the requirements of ASU No. 2015-03 on deferred issuance costs related to line-of-credit arrangements. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these ASUs. These new disclosure items are effective for us beginning in fiscal 2016. We adopted the guidance in these ASUs at the beginning of fiscal 2016. Adoption of these ASUs did not have an impact on our condensed consolidated financial statements.

KADANT INC.

Results of Operations (continued)

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In May 2015, the FASB issued ASU No. 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. We adopted the disclosure requirements in this guidance at the beginning of fiscal 2016. As this ASU is disclosure-related only, its adoption did not have an effect on our condensed consolidated financial statements.

Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for us beginning in fiscal 2017. Early adoption is permitted. We are currently evaluating the effect that this ASU will have on our condensed consolidated financial statements.

Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present, separately on the face of the income statement or through disclosure in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted this guidance at the beginning of fiscal 2016. Adoption of this ASU did not have an impact on our condensed consolidated financial statements.

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for us in fiscal 2019. Early adoption is permitted. We are currently evaluating the effects that the adoption of this ASU will have on our condensed consolidated financial statements.

Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. We early adopted this ASU at the beginning of fiscal 2016. This ASU requires that excess income tax benefits and tax deficiencies related to stock-based compensation arrangements be recognized as discrete items within the provision for income taxes instead of additional paid in capital in the reporting period in which they occur. As a result of the adoption of this ASU, we recognized an income tax benefit of $0.2 million, or $0.02 per diluted share, in our condensed consolidated statement of income in the first quarter of 2016. We prospectively adopted the requirement to classify the excess tax benefits from stock-compensation awards within operating activities in the condensed consolidated statement of cash flows in the first quarter of 2016. Prior period amounts were not restated. We have also adopted the guidance in this ASU that requires that taxes paid related to the withholding of common stock upon the vesting of employee stock awards be presented separately within financing activities in the condensed consolidated statement of cash flows. We have retrospectively restated the 2015 period to reclassify the comparative amount, which was previously presented in other current liabilities within operating activities. There were no other material effects from adoption of this ASU on our condensed consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital was $160.4 million at April 2, 2016, compared with $108.5 million at January 2, 2016. Included in working capital are cash and cash equivalents of $104.5 million and $65.5 million at April 2, 2016 and January 2, 2016, respectively. At April 2, 2016, $98.3 million of our cash and cash equivalents were held by our foreign subsidiaries.

KADANT INC.

Liquidity and Capital Resources (continued)

First Three Months of 2016
Our operating activities provided cash of $5.5 million in the first quarter of 2016. Working capital used cash of $5.6 million in the first quarter of 2016, including $9.5 million for other current liabilities primarily related to incentive compensation and income tax payments and $1.8 million for other current assets primarily related to an increase in refundable income taxes. These uses of cash were offset in part by $4.3 million of cash provided from a decrease in unbilled contract costs and fees related to shipments in the first quarter of 2016 and $3.3 million of cash provided by a decrease in accounts receivable.

Our investing activities used cash of $3.0 million in the first quarter of 2016 primarily related to the issuance of a note receivable from PAAL immediately prior to the acquisition used to collateralize bank guarantees.

Our financing activities provided cash of $36.0 million in the first quarter of 2016. We received $41.0 million in proceeds from borrowings under our unsecured revolving credit facility (2012 Credit Agreement), of which $29.9 million was used to fund the PAAL acquisition, which occurred at the beginning of the second quarter of 2016. We used cash of $2.0 million for tax withholding payments related to the vesting of restricted stock awards and $1.8 million for cash dividends paid to stockholders. In addition, we paid $1.1 million of contingent consideration related to a prior period acquisition.

First Three Months of 2015
Our operating activities used cash of $2.3 million in the first quarter of 2015. Working capital used cash of $12.0 million in the first quarter of 2015, including $7.7 million for inventories and $5.2 million for accounts receivable. The increase in inventory was primarily due to an increase in work in process at our Stock-Preparation product line related to projects that shipped later in 2015. The increase in accounts receivable was due to significant shipments in the last month of the first quarter of 2015.

Our investing activities used cash of $1.2 million in the first quarter of 2015 for purchases of property, plant, and equipment.

Our financing activities provided cash of $1.8 million in the first quarter of 2015. We received $10 million in proceeds from borrowings under our 2012 Credit Agreement and used cash of $5.1 million for principal payments on our outstanding debt obligations. We used cash of $2.3 million for tax withholding payments related to the vesting of restricted stock awards and $1.6 million for cash dividends paid to stockholders.

Additional Liquidity and Capital Resources
On April 4, 2016, we acquired all of the outstanding shares of RT Holding GmbH, the parent corporation of PAAL, for approximately 49.7 million euros, net of cash acquired, or approximately $56.6 million. We entered into a $29.9 million euro-denominated borrowing under our 2012 Credit Agreement in the first quarter of 2016 to fund the acquisition. The remaining balance of the purchase price was funded with cash from our European subsidiaries.

On May 20, 2015, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from May 20, 2015 to May 20, 2016. We did not purchase any shares of our common stock under this authorization in the first quarter of 2016.

We paid quarterly cash dividends totaling $1.8 million in the first quarter of 2016. On March 8, 2016, we declared a quarterly cash dividend of $0.19 per outstanding share of our common stock, which will be paid on May 12, 2016 to shareholders of record on April 14, 2016. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Through April 2, 2016, we have not provided for U.S. income taxes on approximately $169.4 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.5 million.

KADANT INC.

Liquidity and Capital Resources (continued)

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $7 to $8 million during the remainder of 2016 for property, plant, and equipment.
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
Revolving Credit Facility
We entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013 and March 29, 2016. The 2012 Credit Agreement includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted U.S. cash.

As of April 2, 2016, the outstanding balance under the 2012 Credit Agreement was $67.0 million, an increase of $41.0 million from January 2, 2016. This increase includes a $29.9 million euro-denominated borrowing used to fund the acquisition of PAAL on April 4, 2016. As of April 2, 2016, we had $32.2 million of borrowing capacity available under the committed portion of the 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 2, 2016, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note (Commercial Real Estate Loan). As of April 2, 2016, the remaining balance on the Commercial Real Estate Loan was $5.1 million, which was repaid in May 2016.

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

We entered into a swap agreement in 2006 (2006 Swap Agreement) to convert the Commercial Real Estate Loan from a floating to a fixed rate of interest. The 2006 Swap Agreement expired in May 2016.

KADANT INC.

Liquidity and Capital Resources (continued)

As of April 2, 2016, the interest rate swap agreements had a net unrealized loss of $0.2 million. We believe that any credit risk associated with the swap agreements is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreements.

The counterparty to the swap agreements could demand an early termination of the swap agreements if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1. The net unrealized loss of $0.2 million associated with the swap agreements as of April 2, 2016 represents the estimated amount that we would pay to the counterparty in the event of an early termination.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at fiscal year-end 2015 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2016. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 2, 2016, our Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC.

Item 6 – Exhibits

See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May, 2016.

KADANT INC.

/s/ Michael J. McKenney
Michael J. McKenney
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit Number
Description of Exhibit

2.1
Deed Number 99/2016 representing the Share Purchase and Transfer Agreement dated April 4, 2016, among GEP SPV Limited, Mr. Franzotto Hornung, and Mr. Stuart Craig Heley, (collectively, the “Sellers”), RT Holding GmbH (the “Company”), and Kadant Johnson Deutschland GmbH and Kadant Cayman Ltd (collectively, the “Purchasers”). (1)

10.1
Second Amendment to Credit Agreement dated March 29, 2016, among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, and Citizens Bank, N.A., as Administrative Agent and Multi-currency Administrative Agent.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at April 2, 2016 and January 2, 2016, (ii) Condensed Consolidated Statement of Income for the three months ended April 2, 2016 and April 4, 2015, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended April 2, 2016 and April 4, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 2016 and April 4, 2015, (v) Condensed Consolidated Statement of Stockholders' Equity for the three months ended April 2, 2016 and April 4, 2015, and (vi) Notes to Condensed Consolidated Financial Statements.