Form 10-Q
period 2016-07-02
KADANT INC
filed 2016-08-10
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Stock, $.01 par value	10,897,252

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	July 2, 2016	January 2, 2016
(In thousands)

Current Assets:
Cash and cash equivalents	$54,211	$65,530
Restricted cash (Note 1)	706	1,406
Accounts receivable, less allowances of $2,427 and $2,163 (Note 1)	65,897	64,321
Inventories (Note 1)	63,464	56,758
Unbilled contract costs and fees	5,776	6,580
Other current assets	11,423	10,525
Total Current Assets	201,477	205,120

Property, Plant, and Equipment, at Cost	126,405	118,014
Less: accumulated depreciation and amortization	77,466	75,721
	48,939	42,293

Other Assets	14,309	11,002

Intangible Assets, Net (Note 1)	58,584	38,032

Goodwill (Note 1)	157,473	119,051

Total Assets	$480,782	$415,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	July 2, 2016	January 2, 2016
(In thousands, except share amounts)

Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$3,109	$5,250
Accounts payable	30,828	24,418
Customer deposits	24,340	20,123
Accrued payroll and employee benefits	16,960	19,583
Accrued income taxes	2,497	5,333
Other current liabilities	20,161	21,921
Total Current Liabilities	97,895	96,628

Long-Term Deferred Income Taxes	18,381	8,992

Other Long-Term Liabilities	22,089	15,933

Long-Term Obligations (Note 6)	61,206	26,000

Commitments and Contingencies (Note 13)	—	—

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	99,045	100,536
Retained earnings	308,312	297,258
Treasury stock at cost, 3,726,907 and 3,850,779 shares	(91,324)	(94,359)
Accumulated other comprehensive items (Note 9)	(36,570)	(36,972)
Total Kadant Stockholders' Equity	279,609	266,609
Noncontrolling interest	1,602	1,336
Total Stockholders' Equity	281,211	267,945

Total Liabilities and Stockholders' Equity	$480,782	$415,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	July 2, 2016	July 4, 2015
(In thousands, except per share amounts)

Revenues (Note 12)	$111,828	$98,327

Costs and Operating Expenses:
Cost of revenues	61,567	52,600
Selling, general, and administrative expenses	36,072	31,068
Research and development expenses	1,945	1,800
Restructuring costs	—	216
	99,584	85,684

Operating Income	12,244	12,643

Interest Income	66	43
Interest Expense	(340)	(231)

Income from Continuing Operations Before Provision for Income Taxes	11,970	12,455
Provision for Income Taxes	3,531	3,914

Income from Continuing Operations	8,439	8,541
Loss from Discontinued Operation (net of income tax benefit of $3)	—	(5)

Net Income	8,439	8,536

Net Income Attributable to Noncontrolling Interest	(128)	(72)

Net Income Attributable to Kadant	$8,311	$8,464

Amounts Attributable to Kadant:
Income from Continuing Operations	$8,311	$8,469
Loss from Discontinued Operation	—	(5)
Net Income Attributable to Kadant	$8,311	$8,464

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$0.76	$0.77
Diluted	$0.75	$0.76

Earnings per Share Attributable to Kadant (Note 4):
Basic	$0.76	$0.77
Diluted	$0.75	$0.76

Weighted Average Shares (Note 4):
Basic	10,870	10,948
Diluted	11,152	11,173

Cash Dividend Declared per Common Share	$0.19	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
(In thousands, except per share amounts)

Revenues (Note 12)	$208,366	$190,578

Costs and Operating Expenses:
Cost of revenues	114,129	100,514
Selling, general, and administrative expenses	68,568	63,290
Research and development expenses	3,649	3,460
Restructuring costs and other income (Note 3)	(317)	300
	186,029	167,564

Operating Income	22,337	23,014

Interest Income	121	96
Interest Expense	(609)	(462)

Income from Continuing Operations Before Provision for Income Taxes	21,849	22,648
Provision for Income Taxes (Note 5)	6,419	7,182

Income from Continuing Operations	15,430	15,466
Income from Discontinued Operation (net of income tax provision of $38)	—	60

Net Income	15,430	15,526

Net Income Attributable to Noncontrolling Interest	(243)	(165)

Net Income Attributable to Kadant	$15,187	$15,361

Amounts Attributable to Kadant:
Income from Continuing Operations	$15,187	$15,301
Income from Discontinued Operation	—	60
Net Income Attributable to Kadant	$15,187	$15,361

Earnings per Share from Continuing Operations Attributable to Kadant (Note 4):
Basic	$1.40	$1.40
Diluted	$1.37	$1.37

Earnings per Share Attributable to Kadant (Note 4):
Basic	$1.40	$1.41
Diluted	$1.37	$1.38

Weighted Average Shares (Note 4):
Basic	10,831	10,920
Diluted	11,085	11,130

Cash Dividends Declared per Common Share	$0.38	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
(In thousands)

Net Income	$8,439	$8,536	$15,430	$15,526

Other Comprehensive Items:
Foreign currency translation adjustment	(5,194)	2,264	736	(9,838)
Pension and other post-retirement liability adjustments (net of tax provision (benefit) of $77 and $(159) in the three and six months ended July 2, 2016, respectively, and $63 and $155 in the three and six months ended July 4, 2015, respectively)	147	115	(271)	288
Deferred gain (loss) on hedging instruments (net of tax (benefit) provision of $(151) and $(223) in the three and six months ended July 2, 2016, respectively, and $61 and $78 in the three and six months ended July 4, 2015, respectively)	86	428	(40)	(80)
Other Comprehensive Items	(4,961)	2,807	425	(9,630)
Comprehensive Income	3,478	11,343	15,855	5,896
Comprehensive Income Attributable to Noncontrolling Interest	(92)	(98)	(266)	(59)
Comprehensive Income Attributable to Kadant	$3,386	$11,245	$15,589	$5,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
(In thousands)

Operating Activities:
Net income attributable to Kadant	$15,187	$15,361
Net income attributable to noncontrolling interest	243	165
Income from discontinued operation	—	(60)
Income from continuing operations	15,430	15,466
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,477	5,663
Stock-based compensation expense	2,596	3,241
Tax benefits from stock-based compensation awards	—	(884)
Provision for losses on accounts receivable	320	219
Gain on the sale of property, plant, and equipment	(350)	(3)
Other items, net	289	(324)
Contributions to pension plan	(540)	(540)
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	3,699	(1,988)
Unbilled contract costs and fees	818	1,040
Inventories	(2,498)	(10,843)
Other current assets	459	(2,427)
Accounts payable	172	2,000
Other current liabilities	(8,663)	1,520
Net cash provided by continuing operations	19,209	12,140
Net cash used in discontinued operation	—	(39)
Net cash provided by operating activities	19,209	12,101

Investing Activities:
Acquisition, net of cash acquired	(56,617)	—
Purchases of property, plant, and equipment	(1,736)	(2,651)
Proceeds from sale of property, plant, and equipment	399	28
Net cash used in investing activities	(57,954)	(2,623)

Financing Activities:
Proceeds from issuance of long-term obligations	46,046	15,000
Repayments of short-and long-term obligations	(12,250)	(12,361)
Purchases of Company common stock	—	(4,040)
Dividends paid	(3,894)	(3,494)
Tax withholding payments related to stock-based compensation	(2,435)	(2,499)
Payment of contingent consideration	(1,091)	—
Proceeds from issuance of Company common stock	1,374	285
Tax benefits from stock-based compensation awards	—	884
Change in restricted cash	724	(842)
Net cash provided by (used in) financing activities	28,474	(7,067)

Exchange Rate Effect on Cash and Cash Equivalents	(1,048)	(427)

(Decrease) Increase in Cash and Cash Equivalents	(11,319)	1,984
Cash and Cash Equivalents at Beginning of Period	65,530	45,378
Cash and Cash Equivalents at End of Period	$54,211	$47,362
See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at January 3, 2015	14,624,159	$146	$98,769	$270,249	3,760,019	$(87,727)	$(17,146)	$1,168	$265,459

Net income	—	—	—	15,361	—	—	—	165	15,526

Dividends declared	—	—	—	(3,716)	—	—	—	—	(3,716)

Activity under stock plans	—	—	(1,505)	—	(115,427)	2,697	—	—	1,192

Tax benefits related to employees' and directors' stock plans	—	—	884	—	—	—	—	—	884

Purchases of Company common stock	—	—	—	—	86,518	(4,040)	—	—	(4,040)

Other comprehensive items	—	—	—	—	—	—	(9,524)	(106)	(9,630)

Balance at July 4, 2015	14,624,159	$146	$98,148	$281,894	3,731,110	$(89,070)	$(26,670)	$1,227	$265,675

Balance at January 2, 2016	14,624,159	$146	$100,536	$297,258	3,850,779	$(94,359)	$(36,972)	$1,336	$267,945

Net income	—	—	—	15,187	—	—	—	243	15,430

Dividends declared	—	—	—	(4,133)	—	—	—	—	(4,133)

Activity under stock plans	—	—	(1,491)	—	(123,872)	3,035	—	—	1,544

Other comprehensive items	—	—	—	—	—	—	402	23	425

Balance at July 2, 2016	14,624,159	$146	$99,045	$308,312	3,726,907	$(91,324)	$(36,570)	$1,602	$281,211

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

Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for the global papermaking, paper recycling, recycling and waste management, and other process industries. The Company's principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper and balers and related equipment used in the processing of recyclable and waste materials; fluid-handling systems used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food; doctoring systems and equipment and related consumables important to the efficient operation of paper machines; and cleaning and filtration systems essential for draining, purifying, and recycling process water and cleaning paper machine fabrics and rolls.

Through its Wood Processing Systems segment, the Company designs and manufactures stranders and related equipment used in the production of oriented strand board (OSB), an engineered wood panel product used primarily in home construction. This segment also supplies debarking and wood chipping equipment used in the forest products and the pulp and paper industries, and provides refurbishment and repair of pulping equipment for the pulp and paper industry.

Through its Fiber-based Products business, the Company manufactures and sells granules derived from papermaking byproducts primarily for use as agricultural carriers and for home lawn and garden applications, as well as for oil and grease absorption.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 2, 2016 and its results of operations, comprehensive income, cash flows, and stockholders' equity for the three and six month periods ended July 2, 2016 and July 4, 2015. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

Financial Statement Presentation
Certain reclassifications have been made to prior periods to conform with current reporting. As a result of the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, "Improvements to Employee Share-Based Payment Arrangements," tax withholding payments made related to stock-based compensation awards have been reclassified from other current liabilities within operating activities in the condensed consolidated statement of cash flows and presented separately within financing activities in the 2015 period.

Critical Accounting Policies
Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

goodwill and intangible assets, inventories and pension obligations. Discussions of the application of these and other accounting policies are included in Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015
Non-Cash Investing Activities:
Fair value of assets acquired	$86,555	$—
Cash paid for acquired business	(58,894)	—
Liabilities assumed of acquired business	$27,661	$—
Non-Cash Financing Activities:
Issuance of Company common stock	$3,057	$2,967
Dividends declared but unpaid	$2,070	$1,852

Restricted Cash
As of July 2, 2016 and January 2, 2016, the Company had restricted cash of $706,000 and $1,406,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. All of the bank guarantees will expire by the end of 2017.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for outstanding accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company has the ability to sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7,273,000 and $8,314,000 at July 2, 2016 and January 2, 2016, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories
The components of inventories are as follows:

	July 2, 2016	January 2, 2016
(In thousands)
Raw Materials and Supplies	$23,911	$22,324
Work in Process	16,570	13,819
Finished Goods	22,983	20,615
Total Inventories	$63,464	$56,758

Intangible Assets, Net
Acquired intangible assets are as follows:

	July 2, 2016	January 2, 2016
(In thousands)
Indefinite-Lived Intangible Asset	$8,100	$8,100

Definite-Lived Intangible Assets, Gross	$77,052	$77,052
Acquisition	24,623	—
Accumulated amortization	(45,373)	(40,908)
Currency translation	(5,818)	(6,212)
Definite-Lived Intangible Assets, Net	$50,484	$29,932

Total Intangible Assets, Net	$58,584	$38,032

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance at January 2, 2016
Gross balance	$187,720	$16,840	$204,560
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	102,211	16,840	119,051
Acquisition	38,344	—	38,344
Currency Translation	(1,109)	1,187	78
Total 2016 Adjustments	37,235	1,187	38,422
Balance at July 2, 2016
Gross balance	224,955	18,027	242,982
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	$139,446	$18,027	$157,473

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015
Balance at Beginning of Period	$3,670	$3,875
Provision charged to income	1,524	917
Usage	(1,623)	(1,252)
Acquisition	991	—
Currency translation	(20)	(153)
Balance at End of Period	$4,542	$3,387

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, which further clarifies the guidance on the principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-11, which rescinds certain previously issued guidance, including, among other items, guidance relating to accounting for shipping and handling fees and freight services effective upon adoption of ASU No. 2014-09. Also in May 2016, the FASB issued ASU No. 2016-12, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. These new ASUs are effective for the Company beginning in fiscal 2018. Early adoption is permitted in fiscal 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The Company early adopted this ASU at the beginning of fiscal 2016. This ASU requires that excess income tax benefits and tax deficiencies related to stock-based compensation arrangements be recognized as discrete items within the provision for income taxes instead of capital in excess of par value in the reporting period in which they occur. As a result of the adoption of this ASU, the Company recognized an income tax benefit of $191,000, or $0.02 per diluted share, and $396,000, or $0.04 per diluted share, in the Company’s condensed consolidated statement of income in the second quarter and first six months of 2016, respectively. The Company prospectively adopted the requirement to classify the excess tax benefits from stock-compensation awards within operating activities in the condensed consolidated statement of cash flows in the first quarter of 2016. Prior period amounts were not restated. The Company also adopted the guidance in this ASU that requires that taxes paid related to the withholding of common stock upon the vesting of employee stock awards be presented separately within financing activities in the condensed consolidated statement of cash flows. The Company has retrospectively restated the 2015 period to reclassify the comparative amount, which was previously presented in other current liabilities within operating activities. There were no other material effects from adoption of this ASU on the Company’s condensed consolidated financial statements.

Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which significantly changes the way entities recognize impairment of many financial

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. This new guidance is effective for the Company in fiscal 2020. Early adoption is permitted beginning in fiscal 2019. The Company is currently evaluating the effects that the adoption of this ASU will have on its condensed consolidated financial statements.

2.    Acquisition

On April 4, 2016, the Company acquired all of the outstanding shares of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL) for approximately 49,713,000 euros, net of cash acquired, or approximately $56,617,000. The Company entered into a $29,866,000 euro-denominated borrowing under its unsecured revolving credit facility in the first quarter of 2016 to partially fund the acquisition. The remainder of the purchase price was funded from the Company's internal overseas cash. The Company incurred acquisition transaction costs of approximately $1,665,000 in the first six months of 2016, which were recorded in selling, general, and administrative expenses (SG&A).

PAAL, which is part of the Company's Papermaking Systems segment's Stock-Preparation product line, manufactures balers and related equipment used in the processing of recyclable and waste materials. This acquisition broadened the Company's product portfolio and extended its presence deeper into recycling and waste management. PAAL, headquartered in Germany, also has operations in the United Kingdom, France, and Spain. The Company anticipates several synergies in connection with this acquisition, including expanding sales of the products of the acquired business by leveraging Kadant's geographic presence to enter or further penetrate existing markets as well as sourcing and manufacturing efficiencies.

This acquisition has been accounted for by using the purchase method of accounting and PAAL’s results have been included in the accompanying financial statements from its date of acquisition. The excess of the purchase price for the acquisition of PAAL over the tangible and identifiable intangible assets was recorded as goodwill and amounted to approximately $38,344,000, which is not deductible for tax purposes. The fair values are subject to adjustment upon finalization of the valuation, and therefore the current measurements of intangible assets, acquired goodwill, and assumed assets and liabilities are subject to change.

The following table summarizes the purchase method of accounting for the acquisition of PAAL and the estimated fair values of assets acquired and liabilities assumed:

2016 Acquisition (In thousands)	Total

Net Assets Acquired:
Cash and Cash Equivalents	$2,277
Accounts Receivable	5,441
Inventories	3,993
Property, Plant, and Equipment	7,173
Other Assets	4,704
Intangible Assets	24,623
Goodwill	38,344
Total assets acquired	86,555

Accounts Payable	5,535
Customer Deposits	2,471
Lease Obligations	4,222
Long-term Deferred Tax Liability	8,128
Other Liabilities	7,305
Total liabilities assumed	27,661
Net assets acquired	$58,894

Purchase Price:
Cash	$29,028
Cash Paid to Seller Borrowed Under the Revolving Credit Facility	29,866
Total purchase price	$58,894

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisition (continued)

Definite-lived intangible assets acquired related to the PAAL acquisition included $15,831,000 for customer relationships, $4,203,000 for product technology, $2,278,000 for tradenames, and $2,311,000 for other intangibles. The weighted-average amortization period for definite-lived intangible assets acquired is 12 years, which includes weighted-average amortization periods of 13 years for customer relationships, 9 years for product technology, and 14 years for tradenames.

Pro forma disclosures of the results of operations are not required, as the acquisition is not considered a material business combination as outlined in FASB ASC 805, "Business Combinations."

3.    Restructuring Costs and Other Income

Other Income
In the first six months of 2016, other income consisted of a pre-tax gain of $317,000 from the sale of real estate in Sweden for cash proceeds of $368,000.

Restructuring Costs
In the first six months of 2015, the Company's Papermaking Systems segment recorded restructuring costs of $300,000 for severance costs associated with the reduction of nine employees in Canada and Sweden. These actions were taken to streamline the Company's operations in those locations.

4.    Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Income from Continuing Operations	$8,311	$8,469	$15,187	$15,301
(Loss) Income from Discontinued Operation	—	(5)	—	60
Net Income	$8,311	$8,464	$15,187	$15,361

Basic Weighted Average Shares	10,870	10,948	10,831	10,920
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan	282	225	254	210
Diluted Weighted Average Shares	11,152	11,173	11,085	11,130

Basic Earnings per Share:
Continuing operations	$0.76	$0.77	$1.40	$1.40
Discontinued operation	$—	$—	$—	$0.01
Net income per basic share	$0.76	$0.77	$1.40	$1.41

Diluted Earnings per Share:
Continuing operations	$0.75	$0.76	$1.37	$1.37
Discontinued operation	$—	$—	$—	$0.01
Net income per diluted share	$0.75	$0.76	$1.37	$1.38

Unvested restricted stock units (RSUs) equivalent to approximately 41,000 shares of common stock for the second quarter of 2015, and approximately 73,000 and 44,000 shares of common stock for the first six months of 2016 and 2015, respectively, were not included in the computation of diluted EPS because either the effect of their inclusion would have been anti-dilutive, or for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting period.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Provision for Income Taxes

The provision for income taxes was $6,419,000 and $7,182,000 in the first six months of 2016 and 2015, respectively, and represented 29% and 32% of pre-tax income. The effective tax rate of 29% in the first six months of 2016 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings and the adoption of ASU No. 2016-09 that resulted in a favorable adjustment for the net excess income tax benefits from stock-based compensation arrangements. These items were offset in part by an increase in tax related to non-deductible expenses and state taxes. The effective tax rate of 32% in the first six months of 2015 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings, and was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations.

6.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	July 2, 2016	January 2, 2016
(In thousands)
Revolving Credit Facility, due 2018	$64,315	$26,000
Commercial Real Estate Loan, due 2016	—	5,250
Total Short- and Long-Term Obligations	64,315	31,250
Less: Short-Term Obligations and Current Maturities	(3,109)	(5,250)
Long-Term Obligations	$61,206	$26,000

The weighted average interest rate for the Company's short-and long-term obligations was 1.37% as of July 2, 2016.

Revolving Credit Facility
The Company entered into a five-year unsecured revolving credit facility (2012 Credit Agreement) in the aggregate principal amount of up to $100,000,000 on August 3, 2012 and amended it on November 1, 2013 and March 29, 2016. The 2012 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $50,000,000. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by the Company: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1% and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25,000,000 of unrestricted U.S. cash.

The obligations of the Company under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of July 2, 2016, the Company was in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to a Guarantee Agreement, effective August 3, 2012.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Short- and Long-Term Obligations (continued)

The Company borrowed $41,046,000 under the 2012 Credit Agreement in the first quarter of 2016, of which $29,866,000 was a euro-denominated borrowing used to fund the PAAL acquisition, which occurred at the beginning of the second quarter of 2016. As of July 2, 2016, the outstanding balance under the 2012 Credit Agreement was $64,315,000. As of July 2, 2016, the Company had $35,096,000 of borrowing capacity available under the committed portion of its 2012 Credit Agreement. The amount the Company is able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100,000,000 less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

Commercial Real Estate Loan
In the first six months of 2016, the Company repaid the outstanding principal balance on the commercial real estate loan.

7.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,273,000 and $1,653,000 in the second quarters of 2016 and 2015, respectively, and $2,596,000 and $3,241,000 in the first six months of 2016 and 2015, respectively, within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation cost for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. During the first quarter of 2016, the Company granted stock-based compensation to executive officers and employees consisting of 53,811 shares of performance-based RSUs and 58,438 shares of time-based RSUs and granted 20,000 shares of time-based RSUs to its non-employee directors. Unrecognized compensation expense related to stock-based compensation totaled approximately $6,522,000 at July 2, 2016, and will be recognized over a weighted average period of 1.8 years.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Employee Benefit Plans (continued)

The components of net periodic benefit cost for the pension benefits and other benefits plans are as follows:

	Three Months Ended July 2, 2016		Three Months Ended July 4, 2015
(In thousands, except percentages)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of Net Periodic Benefit Cost:
Service cost	$181	$60	$211	$55
Interest cost	318	64	307	63
Expected return on plan assets	(322)	(7)	(356)	(10)
Recognized net actuarial loss	124	22	127	18
Amortization of prior service cost	14	23	14	24
Net Periodic Benefit Cost	$315	$162	$303	$150

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.22%	4.09%	3.87%	3.75%
Expected Long-Term Return on Plan Assets	5.00%	—	5.25%	—
Rate of Compensation Increase	3.00%	3.01%	3.00%	2.99%

	Six Months Ended July 2, 2016		Six Months Ended July 4, 2015
(In thousands, except percentages)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Components of Net Periodic Benefit Cost:
Service cost	$362	$118	$422	$112
Interest cost	636	128	614	128
Expected return on plan assets	(644)	(14)	(712)	(21)
Recognized net actuarial loss	248	44	254	35
Amortization of prior service cost	28	47	28	46
Settlement loss	—	114	—	—
Net Periodic Benefit Cost	$630	$437	$606	$300

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.22%	4.08%	3.87%	3.75%
Expected Long-Term Return on Plan Assets	5.00%	—	5.25%	—
Rate of Compensation Increase	3.00%	3.01%	3.00%	2.99%

The Company made cash contributions of $540,000 to its Kadant Solutions division's noncontributory defined benefit retirement plan in the first six months of 2016 and expects to make cash contributions of $540,000 over the remainder of 2016. For the remaining pension and post-retirement welfare benefits plans, the Company does not expect to make any cash contributions other than to fund current benefit payments in 2016.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, including foreign currency translation adjustments, deferred losses and unrecognized prior service cost associated with pension and other post-retirement plans, and deferred losses on hedging instruments.

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost	Deferred Loss on Pension and Other Post- Retirement Plans	Deferred Loss on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at January 2, 2016	$(27,932)	$(489)	$(8,322)	$(229)	$(36,972)
Other Comprehensive Income (Loss) Before Reclassifications	713	(1)	(583)	(317)	(188)
Reclassifications from AOCI	—	48	265	277	590
Net Current Period Other Comprehensive Income (Loss)	713	47	(318)	(40)	402
Balance at July 2, 2016	$(27,219)	$(442)	$(8,640)	$(269)	$(36,570)

Balance at January 3, 2015	$(7,371)	$(589)	$(8,394)	$(792)	$(17,146)
Other Comprehensive (Loss) Income Before Reclassifications	(9,732)	3	50	1,091	(8,588)
Reclassifications from AOCI	—	47	188	(1,171)	(936)
Net Current Period Other Comprehensive (Loss) Income	(9,732)	50	238	(80)	(9,524)
Balance at July 4, 2015	$(17,103)	$(539)	$(8,156)	$(872)	$(26,670)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Six Months Ended		Statement of Income
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	Line Item
Pension and Other Post-Retirement Plans: (a)
Amortization of prior service costs	$(36)	$(37)	$(74)	$(73)	SG&A expenses
Amortization of actuarial losses	(146)	(145)	(406)	(289)	SG&A expenses
Total expense before income taxes	(182)	(182)	(480)	(362)
Income tax benefit	63	64	167	127	Provision for income taxes
	(119)	(118)	(313)	(235)
Cash Flow Hedges: (b)
Interest rate swap agreements	(47)	(107)	(136)	(211)	Interest expense
Forward currency-exchange contracts	37	—	(24)	—	Revenues
Forward currency-exchange contracts	(46)	—	(69)	—	Cost of revenues
Forward currency-exchange contracts	—	(13)	—	1,506	SG&A expenses
Total (expense) income before income taxes	(56)	(120)	(229)	1,295
Income tax (provision) benefit	(108)	40	(48)	(124)	Provision for income taxes
	(164)	(80)	(277)	1,171
Total Reclassifications	$(283)	$(198)	$(590)	$936

(a)	Included in the computation of net periodic pension costs. See Note 8 for additional information.

(b)	See Note 10 for additional information.

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

ASC 815, "Derivatives and Hedging," requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of AOCI. These deferred gains and losses are recognized in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge are recorded in the condensed consolidated statement of income.

Interest Rate Swap Agreements
On January 16, 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge its exposure to movements in the three-month London Inter-Bank Offered Rate (LIBOR) rate on future outstanding debt and has designated the 2015 Swap Agreement as a cash flow hedge. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The fair value of the 2015 Swap Agreement as of July 2, 2016 is included in other long-term liabilities, with an offset to AOCI (net of tax) in the accompanying condensed consolidated balance sheet.

The Company has structured the 2015 Swap Agreement to be 100% effective, and as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the 2015 Swap Agreement is remote based on the Company's financial position and the creditworthiness of the financial institution issuing the 2015 Swap Agreement.

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if the Company is in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, and a minimum consolidated interest coverage ratio of 3 to 1. As of July 2, 2016, the Company was in compliance with these covenants. The unrealized loss associated with the 2015 Swap Agreement was $232,000 as of July 2, 2016, which represents the estimated amount that the Company would pay to the counterparty in the event of an early termination.

The Company entered into a swap agreement in 2006 (2006 Swap Agreement) to convert a portion of the Company's outstanding debt from a floating to a fixed rate of interest. The 2006 Swap Agreement expired in May 2016.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair values for these instruments are included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in AOCI (net of tax). For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings.

The Company recognized within SG&A expenses a loss of $225,000 and a gain of $6,000 in the second quarters of 2016 and 2015, respectively, and a loss of $436,000 and a gain of $7,000 in the first six months of 2016 and 2015, respectively, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional values of the associated derivative contracts, and the location of these instruments in the condensed consolidated balance sheet:

		July 2, 2016		January 2, 2016
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$9	$1,161	$—	$—
Interest rate swap agreement	Other Assets	$—	$—	$38	$10,000
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(195)	$2,767	$(101)	$6,525
Interest rate swap agreement	Other Current Liabilities	$—	$—	$(91)	$5,250
Interest rate swap agreement	Other Long-Term Liabilities	$(232)	$10,000	$—	$—

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$202	$1,551	$2,536	$15,612
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(164)	$16,539	$—	$—

(a)	See Note 11 for the fair value measurements relating to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first six months of 2016.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the period ended July 2, 2016:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized loss, net of tax, at January 2, 2016	$(162)	$(67)	$(229)
Loss reclassified to earnings (a)	216	61	277
Loss recognized in AOCI	(203)	(114)	(317)
Unrealized loss, net of tax, at July 2, 2016	$(149)	$(120)	$(269)
(a) See Note 9 for the income statement classification.

As of July 2, 2016, the Company expects to reclassify $150,000 of the net unrealized loss included in AOCI to earnings over the next twelve months.

11.    Fair Value Measurements

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 2, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$5,113	$—	$—	$5,113
Forward currency-exchange contracts	$—	$211	$—	$211
Banker's acceptance drafts (a)	$—	$7,273	$—	$7,273

Liabilities:
Forward currency-exchange contracts	$—	$359	$—	$359
Interest rate swap agreement	$—	$232	$—	$232

	Fair Value as of January 2, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,767	$—	$—	$9,767
Forward currency-exchange contracts	$—	$2,536	$—	$2,536
Interest rate swap agreement	$—	$38	$—	$38
Banker's acceptance drafts (a)	$—	$8,314	$—	$8,314

Liabilities:
Forward currency-exchange contracts	$—	$101	$—	$101
Interest rate swap agreement	$—	$91	$—	$91
Contingent consideration (b)	$—	$—	$1,091	$1,091

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

(b)	Included in other current liabilities in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2016. The Company's financial assets and liabilities carried at fair value are comprised of cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above. The Company recorded contingent consideration as part of its acquisition of a European manufacturer on December 30, 2013. The fair value of the contingent consideration was based on the present value of the estimated future cash flows. Changes to the fair value of contingent consideration were recorded in SG&A expenses. This contingent consideration was paid during the first quarter of 2016.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration:

Six Months Ended July 2, 2016
(In thousands)
Balance at January 2, 2016	$1,091
Payment	(1,091)
Balance at July 2, 2016	$—

The carrying value and fair value of the Company's debt obligations are as follows:

	July 2, 2016		January 2, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Debt Obligations	$64,315	$64,315	$31,250	$31,250

The carrying value of the Company's debt obligations approximates fair value as the obligations bear variable rates of interest, which adjust quarterly based on prevailing market rates.

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

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(In thousands)	2016	2015	2016	2015
Revenues:
Papermaking Systems	$100,331	$86,625	$184,358	$167,280
Wood Processing Systems	8,768	9,019	17,475	16,791
Fiber-based Products	2,729	2,683	6,533	6,507
	$111,828	$98,327	$208,366	$190,578

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
(In thousands)	2016	2015	2016	2015
Income from Continuing Operations Before Provision for Income Taxes:
Papermaking Systems	$14,335	$15,030	$27,832	$27,313
Wood Processing Systems	2,451	2,543	3,257	4,788
Corporate and Fiber-based Products (a)	(4,542)	(4,930)	(8,752)	(9,087)
Total operating income	12,244	12,643	22,337	23,014
Interest expense, net	(274)	(188)	(488)	(366)
	$11,970	$12,455	$21,849	$22,648

Capital Expenditures:
Papermaking Systems	$1,140	$1,202	$1,658	$2,154
Other	72	233	78	497
	$1,212	$1,435	$1,736	$2,651

			July 2,	January 2,
(In thousands)			2016	2016
Total Assets:
Papermaking Systems			$417,171	$354,417
Wood Processing Systems			52,393	53,347
Corporate and Fiber-based Products (b)			11,203	7,719
Total assets from continuing operations			480,767	415,483
Total assets from discontinued operation			15	15
			$480,782	$415,498
(a) Corporate primarily includes general and administrative expenses.
(b) Primarily includes cash and cash equivalents and property, plant, and equipment.

13.    Contingencies and Litigation

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. As of July 2, 2016 and January 2, 2016, the Company had $5,147,000 and $6,897,000, respectively, of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Overview

Company Background
We are a leading global supplier of equipment and critical components used in process industries worldwide. In addition, we manufacture granules made from papermaking byproducts. We have a diverse and large customer base, including most of the world's major paper and oriented strand board (OSB) manufacturers, and our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business. In the first six months of 2016, approximately 64% of our revenue was from the sale of parts and consumables products.

On April 4, 2016, we acquired all of the outstanding shares of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL), for approximately 49.7 million euros, net of cash acquired, or approximately $56.6 million. PAAL manufactures balers and related equipment used in the processing of recyclable and waste materials. This acquisition, which is included in our Papermaking Systems segment's Stock-Preparation product line, broadened our product portfolio and extended our presence deeper into recycling and waste management. PAAL, headquartered in Germany, also has operations in the United Kingdom, France, and Spain.

Our continuing operations are comprised of two reportable operating segments: Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, recycling and waste management, and other process industries. Through our Wood Processing Systems segment, we design, manufacture, and market stranders and related equipment used in the production of OSB, and sell debarking and wood chipping equipment used in the forest products and the pulp and paper industries. Through this segment, we also provide refurbishment and repair of pulping equipment for the pulp and paper industry. Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

KADANT INC.

Overview (continued)

Papermaking Systems Segment
Our Papermaking Systems segment consists of the following product lines:

-
Stock-Preparation: custom-engineered systems and equipment, as well as standard individual components, for pulping, de-inking, screening, cleaning, and refining primarily recyclable fibers; balers and related equipment used in the processing of recyclable and waste materials; and filtering, recausticizing, and evaporation equipment and systems used in the production of virgin pulp;

-
Doctoring, Cleaning, & Filtration: doctoring systems and related consumables that continuously clean rolls to keep paper machines running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; profiling systems that control moisture, web curl, and gloss during paper converting; and systems and equipment used to continuously clean paper machine fabrics and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Doctoring and cleaning systems are also used in other industries, such as carbon fiber, textiles and food processing; and

-
Fluid-Handling: rotary joints, precision unions, steam and condensate systems, components, and controls used primarily in the dryer section of the papermaking process and during the production of corrugated boxboard, metals, plastics, rubber, textiles, chemicals, and food.

Wood Processing Systems Segment
Our principal wood-processing products and services include:

-	Stranders: disc and ring stranders and related parts and consumables that cut trees into strands for OSB production;
-
Rotary Debarkers: rotary debarkers and related parts and consumables that employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species;

-
Chippers: disc, drum, and veneer chippers and related parts and consumables that are high quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, and sawmill and planer mill sites; and

-	Repair: refurbishment and repair of pulping equipment used in the pulp and paper industry.
Fiber-based Products
We produce biodegradable, absorbent granules from papermaking byproducts for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.
International Sales
During the first six months of 2016 and 2015, approximately 57% and 47%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

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

Industry and Business Outlook
Our products are primarily sold in global process industries and used to produce packaging, tissue, and OSB, among other products, as well as for recycling and waste management. In the first six months of 2016, 59% of our revenue was from the sale of products that support packaging, tissue, and OSB production. Consumption of packaging, which is primarily comprised of corrugated boxboard and cartonboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, demand for processed foods and beverages, and greater urbanization in developing regions. Consumption of tissue is fairly stable, and in the developed world, tends to grow with the population. For both tissue and packaging, growth rates in the developing world are expected to increase as per capita consumption increases with rising standards of living. The majority of OSB demand is in North America, as North American houses are more often constructed of wood compared to other parts of the world. Demand for OSB is tied to new home construction and remodeling. The remainder of our revenue was from sales to other industries that in general grow with the overall economy. For balers and related equipment, demand is generally driven by rising standards of living and population growth, shortage and costs of landfilling, increasing recycling rates, and environmental regulation.

Our results of operations in the second quarter of 2016 were negatively affected by foreign currency translation compared to the second quarter of 2015. When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our financial results will reflect decreases due to foreign currency translation. The negative effect on our financial results will continue if the U.S. dollar continues to strengthen relative to the functional currencies of our foreign subsidiaries. Similarly, if the U.S. dollar weakens compared to the functional currencies of our foreign subsidiaries, our financial results will reflect increases due to foreign currency translation. Further, certain foreign subsidiaries may hold U.S. dollar assets or liabilities which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains on assets and losses on liabilities. We have presented the material effects of foreign currency translation on our financial results under Results of Operations below.

Our bookings increased 5% to $98 million in the second quarter of 2016 compared to $94 million in the second quarter of 2015. This increase included a $14 million, or 15%, increase from the acquisition of PAAL and a $2 million, or 2%, decrease from the unfavorable effects of foreign currency translation. Excluding the impact of the acquisition and foreign currency translation effect, our bookings in the second quarter of 2016 decreased 8% compared to the second quarter of 2015. Our revenue and income tends to be variable as demand for our capital equipment is dependent on regional economic conditions and the level of capital spending by our customers, among other factors. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products were $65 million, or 66% of total bookings, in the second quarter of 2016, compared to $62 million, or 67% of total bookings, in the second quarter of 2015.

The largest and most impactful regional market for our products in the second quarter of 2016 was North America, a trend we expect to continue into the remainder of 2016, although at lower revenue levels. Our bookings in North America were $46 million in the second quarter of 2016, down 10% compared to the second quarter of 2015. During the second quarter of 2016, demand for printing and writing grades declined compared to the second quarter of 2015, while containerboard shipments were essentially flat according to Resource Information Systems Inc. (RISI) reports. U.S. housing starts in June 2016 rose 5% compared to May 2016, but were down 2% compared to June 2015, at a seasonally adjusted annual rate of 1.189 million according to the U.S. Census Bureau and the Department of Housing and Urban Development.

In Europe, while we expect the overall economy to remain stable in 2016, the impact of the pending withdrawal of the U.K. from the European Union is difficult to predict. Our bookings in Europe were $31 million in the second quarter of 2016, up 46% compared to $21 million in the second quarter of 2015, including a $14 million increase from the acquisition of PAAL. Our bookings in Asia were $12 million in the second quarter of 2016, down 14% from $15 million in the second quarter of 2015. This decrease includes a $1 million decrease from the negative effect of foreign currency translation. Weak demand and a

KADANT INC.

Overview (continued)

relatively soft domestic economy affected most paper grades in China in 2015, a trend we expect to continue for the remainder of 2016. The most recent RISI forecasts of containerboard demand growth of approximately 3% per year for the next few years suggest new capital project activity may remain at reduced levels in China in 2016. Our bookings in the rest of the world increased 23% to $8 million in the second quarter of 2016 compared to the second quarter of 2015. This increase includes a $1 million decrease from the negative effect of foreign currency translation.

Despite our results for the first six months of 2016, weakening global market conditions have tempered our outlook for the second half of the year. For 2016, we expect revenue of $415 to $421 million, revised from our previous guidance of $412 to $422 million. We expect to achieve GAAP diluted earnings per share (EPS) for 2016 of $2.75 to $2.81, revised from our previous guidance of $2.75 to $2.85. Our revised 2016 guidance includes $0.13 of acquisition costs, $0.12 of expense related to acquired profit in inventory and backlog, and a $0.02 gain on the sale of assets. For the third quarter of 2016, we expect to achieve GAAP diluted EPS of $0.62 to $0.65 on revenue of $103 to $105 million.

Results of Operations

Second Quarter 2016 Compared With Second Quarter 2015

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the second fiscal quarters of 2016 and 2015. The results of operations for the fiscal quarter ended July 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	July 2, 2016	July 4, 2015

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	53
Selling, general, and administrative expenses	32	32
Research and development expenses	2	2
Restructuring costs	—	—
	89	87
Operating Income	11	13
Interest Income (Expense), Net	—	—
Income from Continuing Operations Before Provision for Income Taxes	11	13
Provision for Income Taxes	3	4
Income from Continuing Operations	8%	9%

Revenues
Revenues for the second quarters of 2016 and 2015 were as follows:

	Three Months Ended
	July 2, 2016	July 4, 2015
(In thousands)
Revenues:
Papermaking Systems	$100,331	$86,625
Wood Processing Systems	8,768	9,019
Fiber-based Products	2,729	2,683
	$111,828	$98,327

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. Revenues increased $13.7 million, or 16%, to $100.3 million in the second quarter of 2016 from $86.6 million in the second quarter of 2015, including $15.2 million in revenues from the acquisition of PAAL in April 2016, offset in part by a $1.6 million decrease from the unfavorable effect of foreign currency translation. Excluding revenues from the acquisition and the unfavorable effect of foreign currency translation, revenues in our Papermaking Systems segment increased $0.1 million in the second quarter of 2016 compared to the second quarter of 2015.
Wood Processing Systems Segment. Revenues decreased $0.2 million, or 3%, to $8.8 million in the second quarter of 2016 from $9.0 million in the second quarter of 2015, including a $0.4 million decrease from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues in our Wood Processing Systems segment increased $0.2 million, or 2%, primarily due to increased demand for our parts and consumables products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2016 and 2015, and the changes in revenues by product line between the second quarters of 2016 and 2015 excluding the effect of foreign currency translation. The increase (decrease) in revenues excluding the effect of foreign currency translation represents the increase (decrease) resulting from converting second quarter of 2016 revenues in local currency into U.S. dollars at second quarter of 2015 exchange rates, and then comparing this result to actual revenues in the second quarter of 2015. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation and an acquisition is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended			Increase (Decrease) Excluding Effect of Foreign Currency Translation
(In thousands)	July 2, 2016	July 4, 2015	Increase (Decrease)
Papermaking Systems Product Lines:
Stock-Preparation	$49,641	$35,271	$14,370	$14,549
Doctoring, Cleaning, & Filtration	27,580	26,800	780	1,794
Fluid-Handling	23,110	24,554	(1,444)	(1,078)
	$100,331	$86,625	$13,706	$15,265

Revenues from our Stock-Preparation product line in the second quarter of 2016 included $15.2 million in revenues from the acquisition of PAAL, offset in part by a $0.2 million decrease from the unfavorable effect of foreign currency translation compared to the second quarter of 2015. Excluding revenues from PAAL and the unfavorable effect of foreign currency translation, revenues in our Stock-Preparation product line decreased $0.6 million, or 2%, primarily due to lower demand for our capital products at our North American operations, offset in part by increased demand for our capital products at our European operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the second quarter of 2016 increased $0.8 million, or 3%, compared to the second quarter of 2015, including a $1.0 million decrease from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues from our Doctoring, Cleaning & Filtration product line increased $1.8 million, or 7%, compared to the second quarter of 2015, primarily due to increased demand for our capital products at our Latin American operations and, to a lesser extent, our Chinese operations. These increases were offset in part by decreased demand for our parts and consumables products at our Chinese operations. Revenues from our Fluid-Handling product line in the second quarter of 2016 decreased $1.4 million, or 6%, including a $0.3 million unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues from our Fluid-Handling product line decreased $1.1 million, or 4%, compared to the second quarter of 2015, primarily due to delays in capital shipments at our European operations.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margins for the second quarters of 2016 and 2015 were as follows:

	Three Months Ended
	July 2, 2016	July 4, 2015
Gross Profit Margin:
Papermaking Systems	44.6%	46.2%
Wood Processing Systems	46.6	48.9
Fiber-based Products	54.0	48.7
	44.9%	46.5%

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 44.6% in the second quarter of 2016 from 46.2% in the second quarter of 2015. This decrease was primarily due to the inclusion of lower gross margins associated with our recent acquisition.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment decreased to 46.6% in the second quarter of 2016 from 48.9% in the second quarter of 2015 primarily due to a higher proportion of higher margin parts and consumables products sold in the second quarter of 2015.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 54.0% in the second quarter of 2016 from 48.7% in the second quarter of 2015 primarily due to increased manufacturing efficiency related to higher production volumes.

Operating Expenses
Selling, general, and administrative (SG&A) expenses as a percentage of revenues were 32% in both the second quarters of 2016 and 2015. SG&A expenses increased $5.0 million, or 16%, to $36.1 million in the second quarter of 2016 from $31.1 million in the second quarter of 2015, due to an increase of $4.8 million from the inclusion of SG&A expenses from the PAAL acquisition, as well as $0.3 million of acquisition-related expenses. These increases were offset in part by $0.5 million from the favorable effect of foreign currency translation.

Total stock-based compensation expense was $1.3 million and $1.7 million in the second quarters of 2016 and 2015, respectively, and is included in SG&A expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $1.9 million and $1.8 million in the second quarters of 2016 and 2015, respectively, and represented 2% of revenues in both periods.

Restructuring Costs
Restructuring costs were $0.2 million in the second quarter of 2015. Restructuring costs in the second quarter of 2015 included $0.2 million of severance costs associated with the reduction of four employees in Canada and Sweden. This action was taken to further streamline our operations in those locations. All restructuring actions occurred in the Papermaking Systems segment.

Provision for Income Taxes
Our provision for income taxes was $3.5 million and $3.9 million in the second quarters of 2016 and 2015, respectively, and represented 29% and 31% of pre-tax income. The effective tax rate of 29% in the second quarter of 2016 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, offset in part by an increase in tax related to non-deductible expenses and state taxes. The effective tax rate of 31% in the second quarter of 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations.

KADANT INC.

Results of Operations (continued)

Income from Continuing Operations
Income from continuing operations decreased $0.1 million to $8.4 million in the second quarter of 2016 from $8.5 million in the second quarter of 2015, including a decrease in operating income offset in part by a decrease in our provision for income taxes (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

First Six Months 2016 Compared With First Six Months 2015

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues from continuing operations for the first six months of 2016 and 2015. The results of operations for the first six months of 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	July 2, 2016	July 4, 2015

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	55	53
Selling, general, and administrative expenses	33	33
Research and development expenses	2	2
Restructuring costs and other income, net	—	—
	90	88
Operating Income	10	12
Interest Income (Expense), Net	—	—
Income from Continuing Operations Before Provision for Income Taxes	10	12
Provision for Income Taxes	3	4
Income from Continuing Operations	7%	8%

Revenues
Revenues for the first six months of 2016 and 2015 were as follows:

	Six Months Ended
	July 2, 2016	July 4, 2015
(In thousands)
Revenues:
Papermaking Systems	$184,358	$167,280
Wood Processing Systems	17,475	16,791
Fiber-based Products	6,533	6,507
	$208,366	$190,578

Papermaking Systems Segment. Revenues increased $17.1 million, or 10%, to $184.4 million in the first six months of 2016 from $167.3 million in the first six months of 2015, including $15.2 million in revenues from the acquisition of PAAL in April 2016, offset in part by a $4.4 million decrease from the unfavorable effect of foreign currency translation. Excluding the acquisition and foreign currency translation effect, revenues in our Papermaking Systems segment increased $6.3 million, or 4%, primarily due to increased demand for our capital products within our Stock-Preparation product line in Europe.
Wood Processing Systems Segment. Revenues increased $0.7 million, or 4%, to $17.5 million in the first six months of 2016 from $16.8 million in the first six months of 2015, including a decrease of $1.3 million from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues in our Wood Processing Systems segment increased $2.0 million, or 12%, due to increased demand for our capital products in Europe.

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2016 and 2015, and the changes in revenues by product line between the first six months of 2016 and 2015 excluding the effect of foreign currency translation. The increase (decrease) in revenues excluding the effect of foreign currency translation represents the increase (decrease) resulting from converting the first six months of 2016 revenues in local currency into U.S. dollars at first six months of 2015 exchange rates, and then comparing this result to actual revenues in the first six months of 2015. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation and an acquisition is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Six Months Ended			Increase (Decrease) Excluding Effect of Foreign Currency Translation
(In thousands)	July 2, 2016	July 4, 2015	Increase (Decrease)
Papermaking Systems Product Lines:
Stock-Preparation	$88,059	$65,917	$22,142	$22,938
Doctoring, Cleaning, & Filtration	51,419	54,086	(2,667)	(481)
Fluid-Handling	44,880	47,277	(2,397)	(991)
	$184,358	$167,280	$17,078	$21,466

Revenues from our Stock-Preparation product line in the first six months of 2016 increased $22.1 million, or 34%, compared to the first six months of 2015, including $15.2 million in revenues from the acquisition of PAAL, slightly offset by a $0.8 million decrease from the unfavorable effect of foreign currency translation. Excluding the acquisition and unfavorable effect of foreign currency translation, revenues from our Stock-Preparation product line increased $7.8 million, or 12%, compared to the first six months of 2015, primarily due to increased demand for our capital products at our European operations and, to a lesser extent, our parts and consumables products at our North American and European operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the first six months of 2016 decreased $2.7 million, or 5%, including a $2.2 million decrease from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues from our Doctoring, Cleaning, & Filtration product line decreased $0.5 million, or 1%, compared to the first six months of 2015 due to decreased demand for our products at our North American operations offset in part by increased demand for our capital products at our Chinese and Latin American operations. Revenues from our Fluid-Handling product line in the first six months of 2016 decreased $2.4 million, or 5%, compared to the first six months of 2015, including a $1.4 million decrease from the unfavorable effect of foreign currency translation. Excluding the effect of foreign currency translation, revenues from our Fluid-Handling product line decreased $1.0 million, or 2%, primarily due to a decrease in demand for our parts and consumables products at our North American operations.

Gross Profit Margin
Gross profit margins for the first six months of 2016 and 2015 were as follows:

	Six Months Ended
	July 2, 2016	July 4, 2015
Gross Profit Margin:
Papermaking Systems	45.5%	46.8%
Wood Processing Systems	39.8	49.9
Fiber-based Products	52.6	52.0
	45.2%	47.3%

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment. The gross profit margin in the Papermaking Systems segment decreased to 45.5% in the first six months of 2016 from 46.8% in the first six months of 2015. This decrease was primarily due to a decrease in the proportion of higher-margin parts and consumables revenues, as well as the inclusion of lower gross margins from our recent acquisition.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment decreased to 39.8% in the first six months of 2015 from 49.9% in the first six months of 2015 due to targeted pricing for capital products and, to a lesser extent, a decrease in the proportion of higher-margin parts and consumables revenues.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 52.6% in the first six months of 2016 from 52.0% in the first six months of 2015, primarily due to increased manufacturing efficiency related to higher production volumes.

Operating Expenses
SG&A expenses as a percentage of revenues was 33% in both the first six months of 2016 and 2015. SG&A expenses increased $5.3 million, or 8%, to $68.6 million in the first six months of 2016 from $63.3 million in the first six months of 2015, principally due to an increase of $4.8 million from the inclusion of SG&A expenses from the PAAL acquisition, as well as $1.7 million of acquisition-related expenses. These increases were offset in part by $1.5 million from the favorable effect of foreign currency translation.

Total stock-based compensation expense was $2.6 million and $3.2 million in the first six months of 2016 and 2015, respectively, and is included in SG&A expenses in the accompanying condensed consolidated statement of income.

Research and development expenses were $3.6 million and $3.5 million in the first six months of 2016 and 2015, respectively, and represented 2% of revenues in both periods.

Restructuring Costs and Other Income
We recorded other income in the first six months of 2016 from a pre-tax gain of $0.3 million related to the sale of real estate in Sweden for cash proceeds of $0.4 million.

Restructuring costs were $0.3 million in the first six months of 2015, due to severance costs associated with the reduction of nine employees in Canada and Sweden. This action was taken to further streamline our operations in those locations. All restructuring actions occurred in the Papermaking Systems segment.

Interest Income
Interest income was $0.1 million in both the first six months of 2016 and 2015.

Interest Expense
Interest expense increased to $0.6 million in the first six months of 2016 from $0.5 million in the first six months of 2015 primarily due to higher average outstanding borrowings, offset in part by lower average interest rates in the first six months of 2016 compared to the first six months of 2015.

Provision for Income Taxes
Our provision for income taxes was $6.4 million and $7.2 million in the first six months of 2016 and 2015, respectively, and represented 29% and 32% of pre-tax income. The effective tax rate of 29% in the first six months of 2016 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and the adoption of Accounting Standards Update (ASU) No. 2016-09 that resulted in a favorable adjustment for the net excess income tax benefits from stock-based compensation arrangements. These items were offset in part by an increase in tax related to non-deductible expenses and state taxes. The effective tax rate of 32% in the first six months of 2015 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, which was offset in part by an increase in state taxes, tax expense related to an increase in non-deductible expenses, and the U.S. tax cost of foreign operations.

KADANT INC.

Results of Operations (continued)

Income from Continuing Operations
Income from continuing operations decreased $0.1 million to $15.4 million in the first six months of 2016 compared to $15.5 million in the first six months of 2015. This decrease was primarily due to a decrease in our operating income and an increase in interest expense, offset in part by a decrease in our provision for income taxes (see Revenues, Gross Profit Margin, Operating Expenses, Interest Expense and Provision for Income Taxes discussed above).

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, which further clarifies the guidance on the principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-11, which rescinds certain previously issued guidance, including, among other items, guidance relating to accounting for shipping and handling fees and freight services effective upon adoption of ASU No. 2014-09. Also in May 2016, the FASB issued ASU No. 2016-12, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. These new ASUs are effective for us beginning in fiscal 2018. Early adoption is permitted in fiscal 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that these ASUs will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. We early adopted this ASU at the beginning of fiscal 2016. This ASU requires that excess income tax benefits and tax deficiencies related to stock-based compensation arrangements be recognized as discrete items within the provision for income taxes instead of capital in excess of par value in the reporting period in which they occur. As a result of the adoption of this ASU, we recognized an income tax benefit of $0.2 million, or $0.02 per diluted share, and $0.4 million, or $0.04 per diluted share, in our condensed consolidated statement of income in the second quarter and first six months of 2016, respectively. We prospectively adopted the requirement to classify the excess tax benefits from stock-compensation awards within operating activities in the condensed consolidated statement of cash flows in the first quarter of 2016. Prior period amounts were not restated. We have also adopted the guidance in this ASU that requires that taxes paid related to the withholding of common stock upon the vesting of employee stock awards be presented separately within financing activities in the condensed consolidated statement of cash flows. We have retrospectively restated the 2015 period to reclassify the comparative amount, which was previously presented in other current liabilities within operating activities. There were no other material effects from adoption of this ASU on our condensed consolidated financial statements.

Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. This new guidance is effective for us in fiscal 2020. Early adoption is permitted beginning in fiscal 2019. We are currently evaluating the effects that the adoption of this ASU will have on our condensed consolidated financial statements.

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital was $103.6 million at July 2, 2016, compared with $108.5 million at January 2, 2016. Included in working capital are cash and cash equivalents of $54.2 million and $65.5 million at July 2, 2016 and January 2, 2016, respectively. At July 2, 2016, $50.3 million of our cash and cash equivalents were held by our foreign subsidiaries.

First Six Months of 2016
Our operating activities provided cash of $19.2 million in the first six months of 2016. Working capital used cash of $6.0 million in the first six months of 2016, including $8.7 million for other current liabilities primarily related to incentive compensation and income tax payments and $2.5 million for inventory related to orders expected to ship in the third quarter of 2016. These uses of cash were offset in part by $3.7 million of cash provided by a decrease in accounts receivable.

                Our investing activities used cash of $58.0 million in the first six months of 2016 primarily related to the acquisition of PAAL for approximately $56.6 million in cash, net of cash acquired. In addition, we used $1.7 million for purchases of property, plant and equipment in the first six months of 2016.

                Our financing activities provided cash of $28.5 million in the first six months of 2016. We received cash proceeds of $46.0 million from borrowings under our unsecured revolving credit facility (2012 Credit Agreement), of which $29.9 million was used to fund the PAAL acquisition, and $1.4 million from the issuance of our common stock. These sources of cash were offset in part by $12.3 million used for principal payments on our outstanding debt obligations, of which $5.3 million was used to repay the remaining principal balance on our commercial real estate loan, $3.9 million for cash dividends paid to stockholders and $2.4 million for tax withholding payments related to stock-based compensation. In addition, we paid $1.1 million of contingent consideration in the first six months of 2016 related to a prior period acquisition.

First Six Months of 2015
Our operating activities provided cash of $12.1 million in the first six months of 2015. Working capital used cash of $10.7 million in the first six months of 2015 primarily due to a $10.8 million increase in inventory. The increase in inventory was primarily due to an increase in work in process at our Stock-Preparation product line in China related to projects that shipped later in 2015 and in 2016. Also contributing to the working capital use of cash was a $2.4 million increase in other current assets, primarily due to advance payments to suppliers.

Our investing activities used cash of $2.6 million in the first six months of 2015 for purchases of property, plant, and equipment.

Our financing activities used cash of $7.1 million in the first six months of 2015. We used cash of $4.0 million for the repurchase of our common stock on the open market, $3.5 million for cash dividends paid to stockholders and $2.5 million for tax withholding payments related to stock-based compensation. We received $15 million in proceeds from borrowings under our 2012 Credit Agreement and used cash of $12.4 million for principal payments on our outstanding debt obligations.

Additional Liquidity and Capital Resources
On May 20, 2015, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 20, 2015 to May 20, 2016. On May 18, 2016, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from May 18, 2016 to May 18, 2017. We did not purchase any shares of our common stock under these authorizations in the first six months of 2016.

We paid quarterly cash dividends totaling $3.9 million in the first six months of 2016. On May 18, 2016, we declared a quarterly cash dividend of $0.19 per outstanding share of our common stock, which will be paid on August 11, 2016 to shareholders of record on July 14, 2016. Future declarations of dividends are subject to board of directors' approval and may be adjusted as business needs or market conditions change. The payment of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2012 Credit Agreement.

KADANT INC.

Liquidity and Capital Resources (continued)

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Through July 2, 2016, we have not provided for U.S. income taxes on approximately $176.3 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.6 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $6 to $7 million during the remainder of 2016 for property, plant, and equipment.
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
Revolving Credit Facility
We entered into our 2012 Credit Agreement in the aggregate principal amount of up to $100 million on August 3, 2012 and amended it on November 1, 2013 and March 29, 2016. The 2012 Credit Agreement includes an uncommitted unsecured incremental borrowing facility of up to an additional $50 million. The principal on any borrowings made under the 2012 Credit Agreement is due on November 1, 2018. Interest on any loans outstanding under the 2012 Credit Agreement accrues and is payable quarterly in arrears at one of the following rates selected by us: (i) the highest of (a) the federal funds rate plus 0.50% plus an applicable margin of 0% to 1%, (b) the prime rate, as defined, plus an applicable margin of 0% to 1%, and (c) the Eurocurrency rate, as defined, plus 0.50% plus an applicable margin of 0% to 1% or (ii) the Eurocurrency rate, as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt to earnings before interest, taxes, depreciation, and amortization, as defined in the 2012 Credit Agreement. For this purpose, total debt is defined as total debt less up to $25 million of unrestricted U.S. cash.

As of July 2, 2016, the outstanding balance under the 2012 Credit Agreement was $64.3 million, an increase of $38.3 million from January 2, 2016. This increase includes a $29.9 million euro-denominated borrowing used to fund the acquisition of PAAL on April 4, 2016. As of July 2, 2016, we had $35.1 million of borrowing capacity available under the committed portion of the 2012 Credit Agreement. The amount we are able to borrow under the 2012 Credit Agreement is the total borrowing capacity of $100 million less any outstanding borrowings, letters of credit and multi-currency borrowings issued under the 2012 Credit Agreement.

Our obligations under the 2012 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2012 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act, unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2012 Credit Agreement contains negative covenants applicable to us and our subsidiaries, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of July 2, 2016, we were in compliance with these covenants.

Loans under the 2012 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to a Guarantee Agreement, effective August 3, 2012.

Commercial Real Estate Loan
On May 4, 2006, we borrowed $10 million under a promissory note. We repaid the outstanding balance on the loan of $5.3 million in the first six months of 2016.

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

As of July 2, 2016, the 2015 Swap Agreement had a net unrealized loss of $0.2 million. We believe that any credit risk associated with the swap agreement is remote based on our financial position and the creditworthiness of the financial institution issuing the swap agreement.

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if we are in default under the 2012 Credit Agreement, or any agreement that amends or replaces the 2012 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2012 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1. The net unrealized loss of $0.2 million associated with the 2015 Swap Agreement as of July 2, 2016 represents the estimated amount that we would pay to the counterparty in the event of an early termination.

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

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2016. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 2, 2016, our Chief Executive Officer and Chief Financial Officer concluded that as of July 2, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Except for the risk factor shown below, there have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC.

Economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union could adversely affect our business.
The announcement in June 2016 that voters in the United Kingdom (U.K.) have approved an exit from the European Union (E.U.), referred to as Brexit, has resulted in volatility in the global stock market as well as currency exchange rate fluctuations. The announcement of Brexit and likely withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. This could adversely affect our business, financial condition, operating results, and cash flows. Our revenues to customers in the U.K. represented 4% of total revenues in the second quarter of 2016.

Item 6 – Exhibits
See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August, 2016.

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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at July 2, 2016 and January 2, 2016, (ii) Condensed Consolidated Statement of Income for the three and six months ended July 2, 2016 and July 4, 2015, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended July 2, 2016 and July 4, 2015, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2016 and July 4, 2015, (v) Condensed Consolidated Statement of Stockholders' Equity for the six months ended July 2, 2016 and July 4, 2015, and (vi) Notes to Condensed Consolidated Financial Statements.