Form 10-Q
period 2017-04-01
KADANT INC
filed 2017-05-10
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $.01 par value	11,000,647

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended April 1, 2017

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

Assets

	April 1, 2017	December 31, 2016
(In thousands)

Current Assets:
Cash and cash equivalents	$71,540	$71,487
Restricted cash (Note 1)	1,543	2,082
Accounts receivable, less allowances of $2,497 and $2,395 (Note 1)	71,926	65,963
Inventories (Note 1)	59,841	54,951
Unbilled contract costs and fees	4,262	3,068
Other current assets	13,037	9,799
Total Current Assets	222,149	207,350

Property, Plant, and Equipment, at Cost	127,631	124,424
Less: accumulated depreciation and amortization	79,001	76,720
	48,630	47,704

Other Assets	12,421	11,452

Intangible Assets, Net (Note 1)	51,816	52,730

Goodwill (Note 1)	153,811	151,455

Total Assets	$488,827	$470,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Balance Sheet (continued)
(Unaudited)

Liabilities and Stockholders' Equity

	April 1, 2017	December 31, 2016
(In thousands, except share amounts)

Current Liabilities:
Current maturities of long-term obligations (Note 5)	$655	$643
Accounts payable	25,218	23,929
Customer deposits	25,337	21,168
Accrued payroll and employee benefits	17,231	20,508
Other current liabilities	22,175	22,665
Total Current Liabilities	90,616	88,913

Long-Term Deferred Income Taxes	15,526	14,631

Other Long-Term Liabilities	17,500	17,100

Long-Term Obligations (Note 5)	69,895	65,768

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	98,974	101,405
Retained earnings	327,691	321,050
Treasury stock at cost, 3,623,512 and 3,686,532 shares	(88,791)	(90,335)
Accumulated other comprehensive items (Note 8)	(44,542)	(49,637)
Total Kadant Stockholders' Equity	293,478	282,629
Noncontrolling interest	1,812	1,650
Total Stockholders' Equity	295,290	284,279

Total Liabilities and Stockholders' Equity	$488,827	$470,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
(In thousands, except per share amounts)

Revenues (Note 11)	$102,857	$96,538

Costs and Operating Expenses:
Cost of revenues	53,865	52,562
Selling, general, and administrative expenses	34,799	32,496
Research and development expenses	2,147	1,704
Other income	—	(317)
	90,811	86,445

Operating Income	12,046	10,093

Interest Income	104	55
Interest Expense	(348)	(269)

Income Before Provision for Income Taxes	11,802	9,879
Provision for Income Taxes (Note 4)	2,735	2,888

Net Income	9,067	6,991

Net Income Attributable to Noncontrolling Interest	(116)	(115)

Net Income Attributable to Kadant	$8,951	$6,876

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.82	$0.64
Diluted	$0.80	$0.62

Weighted Average Shares (Note 3):
Basic	10,952	10,793
Diluted	11,205	11,018

Cash Dividend Declared per Common Share	$0.21	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
(In thousands)

Net Income	$9,067	$6,991

Other Comprehensive Items:
Foreign currency translation adjustment	5,032	5,930
Pension and other post-retirement liability adjustments (net of tax provision of $49 in 2017 and tax benefit of $236 in 2016)	82	(418)
Deferred gain (loss) on hedging instruments (net of tax provision of $15 in 2017 and tax benefit of $72 in 2016)	27	(126)
Other Comprehensive Items	5,141	5,386
Comprehensive Income	14,208	12,377
Comprehensive Income Attributable to Noncontrolling Interest	(162)	(174)
Comprehensive Income Attributable to Kadant	$14,046	$12,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
(In thousands)

Operating Activities:
Net income attributable to Kadant	$8,951	$6,876
Net income attributable to noncontrolling interest	116	115
Net income	9,067	6,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,256	2,564
Stock-based compensation expense	1,295	1,323
Provision for losses on accounts receivable	129	76
Loss (gain) on the sale of property, plant, and equipment	41	(346)
Other items, net	180	781
Contributions to U.S. pension plan	(90)	(270)
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	(5,043)	3,259
Unbilled contract costs and fees	(1,134)	4,313
Inventories	(3,964)	(604)
Other current assets	(1,886)	(1,808)
Accounts payable	805	(1,234)
Other current liabilities	(973)	(9,527)
Net cash provided by operating activities	1,683	5,518

Investing Activities:
Purchases of property, plant, and equipment	(1,722)	(524)
Issuance of note receivable	—	(2,813)
Proceeds from sale of property, plant, and equipment	—	385
Acquisition (Note 1)	(165)	—
Other investing activities	(2)	—
Net cash used in investing activities	(1,889)	(2,952)

Financing Activities:
Proceeds from issuance of debt	8,000	41,046
Repayment of debt	(4,610)	(125)
Tax withholding payments related to stock-based compensation	(2,182)	(1,980)
Dividends paid	(2,078)	(1,831)
Payment of debt issuance costs	(654)	—
Payment of contingent consideration	—	(1,091)
Change in restricted cash	590	(58)
Other financing activities	(118)	—
Net cash (used in) provided by financing activities	(1,052)	35,961

Exchange Rate Effect on Cash and Cash Equivalents	1,311	460

Increase in Cash and Cash Equivalents	53	38,987
Cash and Cash Equivalents at Beginning of Period	71,487	65,530
Cash and Cash Equivalents at End of Period	$71,540	$104,517

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at January 2, 2016	14,624,159	$146	$100,536	$297,258	3,850,779	$(94,359)	$(36,972)	$1,336	$267,945

Net income	—	—	—	6,876	—	—	—	115	6,991

Dividend declared	—	—	—	(2,063)	—	—	—	—	(2,063)

Activity under stock plans	—	—	(2,639)	—	(80,942)	1,983	—	—	(656)

Other comprehensive items	—	—	—	—	—	—	5,327	59	5,386

Balance at April 2, 2016	14,624,159	$146	$97,897	$302,071	3,769,837	$(92,376)	$(31,645)	$1,510	$277,603

Balance at December 31, 2016	14,624,159	$146	$101,405	$321,050	3,686,532	$(90,335)	$(49,637)	$1,650	$284,279

Net income	—	—	—	8,951	—	—	—	116	9,067

Dividend declared	—	—	—	(2,310)	—	—	—	—	(2,310)

Activity under stock plans	—	—	(2,431)	—	(63,020)	1,544	—	—	(887)

Other comprehensive items	—	—	—	—	—	—	5,095	46	5,141

Balance at April 1, 2017	14,624,159	$146	$98,974	$327,691	3,623,512	$(88,791)	$(44,542)	$1,812	$295,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1
1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Kadant Inc. (collectively, "Kadant," "the Company," or "the Registrant") was incorporated in Delaware in November 1991 and currently trades on the New York Stock Exchange under the ticker symbol "KAI."

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at April 1, 2017 and its results of operations, comprehensive income, cash flows, and stockholders' equity for the three-month periods ended April 1, 2017 and April 2, 2016. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 31, 2016 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC.

Critical Accounting Policies
Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition and accounts receivable, warranty obligations, income taxes, the valuation of goodwill and intangible assets, inventories and pension obligations. A discussion of the application of these and other accounting policies is included in Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Supplemental Cash Flow Information
The Company paid additional post-closing consideration of $165,000 in the first quarter of 2017 associated with the April 2016 acquisition of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL).

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Non-Cash Financing Activities:
Issuance of Company common stock	$2,640	$2,854
Dividends declared but unpaid	$2,310	$2,063

Restricted Cash
As of April 1, 2017 and December 31, 2016, the Company had restricted cash of $1,543,000 and $2,082,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire by the end of 2018.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company can sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $9,229,000 and $7,852,000 at April 1, 2017 and December 31, 2016, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Inventories
The components of inventories are as follows:

	April 1, 2017	December 31, 2016
(In thousands)
Raw Materials and Supplies	$24,670	$21,086
Work in Process	13,104	12,293
Finished Goods	22,067	21,572
Total Inventories	$59,841	$54,951

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible Assets, Net
Intangible assets are as follows:

	April 1, 2017	December 31, 2016
(In thousands)
Indefinite-Lived	$8,100	$8,100

Definite-Lived, Gross	$101,743	$77,052
Acquisition	—	24,691
Accumulated amortization	(50,759)	(49,040)
Currency translation	(7,268)	(8,073)
Definite-Lived, Net	$43,716	$44,630

Total Intangible Assets, Net	$51,816	$52,730

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance at December 31, 2016
Gross balance	$219,699	$17,265	$236,964
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	134,190	17,265	151,455
Currency Translation	2,092	264	2,356
Total 2017 Adjustments	2,092	264	2,356
Balance at April 1, 2017
Gross balance	221,791	17,529	239,320
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	$136,282	$17,529	$153,811

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Balance at Beginning of Year	$3,843	$3,670
Provision charged to income	804	560
Usage	(570)	(526)
Currency translation	62	81
Balance at End of Period	$4,139	$3,785

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606), Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, which further clarifies the guidance on the principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-11, which rescinds certain previously-issued guidance, including, among other items, guidance relating to accounting for shipping and handling fees and freight services effective upon adoption of ASU No. 2014-09. Also in May 2016, the FASB issued ASU No. 2016-12, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU No. 2016-20, which clarifies narrow aspects of Topic 606 and corrects unintended application of the guidance. These new ASUs are effective for the Company beginning in fiscal 2018. Early adoption is permitted in fiscal 2017. The Company is continuing to assess the potential effects of these ASUs on its condensed consolidated financial statements, business processes, systems and controls. While the assessment process is ongoing, the Company currently anticipates adopting these ASUs using the modified retrospective transition approach. Under this approach, this guidance would apply to all new contracts initiated in fiscal 2018. For existing contracts that have remaining obligations as of the beginning of fiscal 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. The Company is also in the process of developing and implementing appropriate changes to its business processes, systems and controls to support the recognition criteria and disclosure requirements of these ASUs.

Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. The Company adopted this ASU at the beginning of fiscal 2017. Adoption of this ASU did not have a material effect on the Company's condensed consolidated financial statements.

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for the Company in fiscal 2019. Early adoption is permitted. As part of the implementation of this new standard, the Company is in the process of reviewing current accounting policies and assessing the practical expedients allowed under this new guidance. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which is required using the modified retrospective transition method. The Company is currently evaluating the other effects that the adoption of this ASU will have on its condensed consolidated financial statements.

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

Statement of Cash Flows (Topic 230), Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, which requires inclusion of restricted cash and restricted cash equivalents within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance is effective for the Company in fiscal 2018. Early adoption is permitted. As this ASU is presentation-related only, adoption of this ASU will not have a material impact on the Company's condensed consolidated financial statements.

Business Combinations (Topic 805), Clarifying the Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revised definition of a business under this ASU will reduce the number of transactions that are accounted for as business combinations. This new guidance is effective on a prospective basis for the Company in fiscal 2018. Early adoption is allowed for certain transactions. The Company is currently evaluating the effects that the adoption of this ASU will have on its condensed consolidated financial statements.

Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which eliminates Step 2 in goodwill impairment testing, which requires that goodwill impairment losses be measured as the difference between the implied value of a reporting unit’s goodwill and its carrying amount. This ASU will reduce the cost and complexity of impairment testing by requiring goodwill impairment losses to be measured as the excess of the reporting unit’s carrying amount, including goodwill and related goodwill tax effects, over its fair value. This new guidance is effective on a prospective basis for the Company in fiscal 2020. Early adoption is permitted. The Company does not believe that adoption of this ASU will have a material effect on its condensed consolidated financial statements.

 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued ASU No. 2017-07, which requires employers to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses in the same income statement line item as the related employees' compensation costs. The other components of net benefit cost, including interest costs, amortization of prior service costs and settlement and curtailment effects, are to be included in non-operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This new guidance is effective on a retrospective basis for the Company in fiscal 2018. Early adoption is permitted. The Company is currently evaluating the effects that adoption of this ASU will have on its condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Other Income

In the first quarter of 2016, other income consisted of a pre-tax gain of $317,000 from the sale of real estate in Sweden for cash proceeds of $368,000.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Net Income	$8,951	$6,876

Basic Weighted Average Shares	10,952	10,793
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	253	225
Diluted Weighted Average Shares	11,205	11,018

Basic Earnings per Share	$0.82	$0.64

Diluted Earnings per Share	$0.80	$0.62

Restricted stock units (RSUs) totaling 39,000 and 147,000 shares of common stock were not included in the computation of diluted EPS in the first quarters of 2017 and 2016, respectively, as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $2,735,000 and $2,888,000 in the first quarters of 2017 and 2016, respectively, and represented 23% and 29% of pre-tax income. The effective tax rate of 23% in the first quarter of 2017 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses. The effective tax rate of 29% in the first quarter of 2016 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements. These items were offset in part by an increase in tax related to non-deductible expenses and state taxes.

5.    Long-Term Obligations

Long-term obligations are as follows:

	April 1, 2017	December 31, 2016
(In thousands)
Revolving Credit Facility, due 2022	$65,625	$61,494
Obligations Under Capital Lease, due 2017 to 2022	4,359	4,309
Other Borrowings, due 2017 to 2023	566	608
Total	70,550	66,411
Less: Current Maturities of Long-Term Obligations	(655)	(643)
Long-Term Obligations	$69,895	$65,768

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations (continued)

Revolving Credit Facility
On March 1, 2017, the Company entered into an Amended and Restated Credit Agreement (2017 Credit Agreement) which became effective on March 2, 2017. The 2017 Credit Agreement is a five-year unsecured revolving credit facility in the aggregate principal amount of up to $200,000,000. The 2017 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $100,000,000. The principal on any borrowings made under the 2017 Credit Agreement is due on March 1, 2022. Interest on any loans outstanding under the 2017 Credit Agreement accrues and generally is payable quarterly in arrears at one of the following rates selected by the Company: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt, net of certain cash, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30,000,000. Contemporaneously with the execution of the 2017 Credit Agreement, we borrowed $42,000,000 and 26,300,000 euros under the 2017 Credit Agreement and applied the proceeds to pay off the previous credit facility.

The obligations of the Company under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 1, 2017, the Company was in compliance with these covenants.

Loans under the 2017 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to an Amended and Restated Guarantee Agreement, dated as of March 1, 2017. In addition, one of the Company's foreign subsidiaries entered into a Guarantee Agreement limited to certain obligations of two foreign subsidiary borrowers pursuant to a Guarantee Agreement dated as of March 1, 2017.

As of April 1, 2017, the outstanding balance under the 2017 Credit Agreement was $65,625,000, of which $26,625,000 was a euro-denominated borrowing used to fund the PAAL acquisition. As of April 1, 2017, the Company had $134,960,000 of borrowing capacity available under the committed portion of its 2017 Credit Agreement.

The weighted average interest rate for the Revolving Credit Facility was 1.68% as of April 1, 2017.

Obligations Under Capital Lease
In connection with the acquisition of PAAL, the Company assumed a sale-leaseback financing arrangement for PAAL's facility in Germany. Under this arrangement, the quarterly lease payment includes principal and interest based on an interest rate which is reset, from time to time, to prevailing short-term borrowing rates in Germany. The interest rate at April 1, 2017 was 1.70%. The quarterly lease payment also includes a payment toward a corresponding loan receivable from the landlord. The loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $288,000 at April 1, 2017. The lease arrangement provides for a fixed price purchase option, net of the loan receivable, of $1,428,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of April 1, 2017, $4,243,000 was outstanding under this capital lease obligation. The Company also assumed capital lease obligations for certain equipment as part of the PAAL acquisition. These capital lease obligations bear a weighted average interest rate of 3.44% and have an average remaining term of 2.9 years. As of April 1, 2017, $116,000 was outstanding under these capital lease obligations.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations (continued)

Other Borrowings
The Company's PAAL subsidiary sells certain equipment to an intermediary who leases the equipment to a third party. The revenue from the equipment sale is deferred due to risk of default and repurchase obligation provisions. Revenue is recognized and the borrowing reduced over the corresponding lease term with the remaining residual value of the equipment recognized when the default provisions lapse.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,295,000 and $1,323,000 in the first quarters of 2017 and 2016, respectively, within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $7,823,000 at April 1, 2017, and will be recognized over a weighted average period of 2.0 years.

On March 8, 2017, the Company granted to its executive officers performance-based RSUs, which represented, in aggregate, the right to receive 39,229 shares (the target RSU amount), subject to adjustment, with an aggregate grant date fair value of $2,234,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2017 fiscal year, which is a specified target for adjusted EBITDA generated from continuing operations for the 2017 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2017 fiscal year, these performance-based RSUs will be forfeited. In the first quarter of 2017, the Company recognized compensation expense based on the probable number of performance-based RSUs expected to vest, which was 100% of the target RSU amount. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2018, 2019, and 2020, provided that the executive officer is employed by the Company on the applicable vesting dates. On March 8, 2017, the Company also granted time-based RSUs representing 38,331 shares to its executive officers and employees with an aggregate grant date fair value of $2,183,000. These time-based RSUs generally vest in three equal annual installments on March 10 of 2018, 2019, and 2020, provided the employee remains employed by the Company on the applicable vesting dates.

On March 8, 2017, the Company granted 12,000 RSUs in the aggregate to its non-employee directors with a grant date fair value of $696,000. The RSUs will vest ratably on the last day of each fiscal quarter of 2017.

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

The Company also provides other post-retirement benefits under two plans in the United States and at one of its non-U.S. subsidiaries. In addition, the Company provides a restoration plan for certain executive officers which fully supplements benefits lost under the noncontributory defined benefit retirement plan as a consequence of applicable Internal Revenue Service limits and restores benefits for the limitation of years of service under the retirement plan.

The components of net periodic benefit cost for the Company's U.S. and non-U.S. pension plans and other post-retirement benefit plans are as follows:

	Three Months Ended April 1, 2017			Three Months Ended April 2, 2016
(In thousands, except percentages)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Post-Retirement Benefits	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Post-Retirement Benefits
Components of Net Periodic Benefit Cost:
Service cost	$196	32	$35	$181	25	$33
Interest cost	314	24	39	318	26	38
Expected return on plan assets	(335)	(8)	—	(322)	(7)	—
Recognized net actuarial loss	113	9	13	124	10	12
Amortization of prior service cost	13	1	21	14	1	23
Settlement loss	—	—	—	—	—	114
Net Periodic Benefit Cost	$301	$58	$108	$315	$55	$220

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.03%	3.39%	4.13%	4.22%	3.91%	4.26%
Expected Long-Term Return on Plan Assets	5.00%	7.72%	7.72%	5.00%	6.90%	6.90%
Rate of Compensation Increase	3.00%	3.40%	3.08%	3.00%	2.99%	3.01%

The Company made cash contributions of $90,000 to its U.S. noncontributory defined benefit pension plan in the first quarter of 2017 and expects to make cash contributions of $990,000 over the remainder of 2017. For the remaining pension and post-retirement benefit plans, no cash contributions other than to fund current benefit payments are expected in 2017.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet, including foreign currency translation adjustments, unrecognized prior service cost and deferred losses associated with pension and other post-retirement benefit plans, and deferred gains (losses) on hedging instruments.

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost on Pension and Other Post- Retirement Benefit Plans	Deferred Loss on Pension and Other Post- Retirement Benefit Plans	Deferred Gain (Loss) on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 31, 2016	$(41,094)	$(397)	$(8,158)	$12	$(49,637)
Other comprehensive income (loss) before reclassifications	4,986	(1)	(28)	12	4,969
Reclassifications from AOCI	—	23	88	15	126
Net current period other comprehensive income	4,986	22	60	27	5,095
Balance at April 1, 2017	$(36,108)	$(375)	$(8,098)	$39	$(44,542)

Balance at January 2, 2016	$(27,932)	$(489)	$(8,322)	$(229)	$(36,972)
Other comprehensive income (loss) before reclassifications	5,871	(2)	(610)	(239)	5,020
Reclassifications from AOCI	—	24	170	113	307
Net current period other comprehensive income (loss)	5,871	22	(440)	(126)	5,327
Balance at April 2, 2016	$(22,061)	$(467)	$(8,762)	$(355)	$(31,645)

Amounts reclassified from AOCI are as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016	Statement of Income Line Item
Pension and Other Post-Retirement Plans: (a)
Amortization of prior service costs	$(35)	$(38)	SG&A expenses
Amortization of actuarial losses	(135)	(260)	SG&A expenses
Total expense before income taxes	(170)	(298)
Income tax benefit	59	104	Provision for income taxes
	(111)	(194)
Cash Flow Hedges: (b)
Interest rate swap agreements	(12)	(89)	Interest expense
Forward currency-exchange contracts	—	(61)	Revenues
Forward currency-exchange contracts	(11)	(23)	Cost of revenues
Total expense before income taxes	(23)	(173)
Income tax benefit	8	60	Provision for income taxes
	(15)	(113)
Total Reclassifications	$(126)	$(307)

(a)	Included in the computation of net periodic benefit cost. See Note 7 for additional information.

(b)	See Note 9 for additional information.

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

Accounting Standards Codification (ASC) 815, Derivatives and Hedging, requires that all derivatives be recognized in the accompanying condensed consolidated balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of AOCI. These deferred gains and losses are recognized in the accompanying condensed consolidated statement of income in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge are recorded in the accompanying condensed consolidated statement of income.

Interest Rate Swap Agreement
On January 16, 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge its exposure to movements in the three-month LIBOR rate on future outstanding debt and has designated the 2015 Swap Agreement as a cash flow hedge. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The fair value of the 2015 Swap Agreement is included in other long-term assets, with an offset to AOCI, net of tax, in the accompanying condensed consolidated balance sheet.

The Company has structured the 2015 Swap Agreement to be 100% effective and as a result there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the 2015 Swap Agreement is remote based on the Company's financial position and the creditworthiness of the financial institution that issued the 2015 Swap Agreement.

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if the Company is in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2017 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 1, 2017, the Company was in compliance with these covenants. The unrealized gain associated with the 2015 Swap Agreement was $82,000 as of April 1, 2017, which represents the estimated amount that the Company would receive from the counterparty in the event of an early termination.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair value for these instruments is included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in AOCI, net of tax. For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair value of forward currency-exchange contracts that are not designated as hedges is recorded currently in earnings.

The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income a gain of $471,000 and a loss of $211,000 in the first quarters of 2017 and 2016, respectively, associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional value of the associated derivative contracts, and the location of these instruments in the accompanying condensed consolidated balance sheet:

		April 1, 2017		December 31, 2016
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$3	$950	$—	$—
Interest rate swap agreement	Other Long-Term Assets	$82	$10,000	$62	$10,000
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(21)	$946	$(41)	$2,380

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$2	$227
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(38)	$16,592	$(237)	$17,185

(a)	See Note 10 for the fair value measurements relating to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first quarter of 2017.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the three months ended April 1, 2017:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contracts	Total
Unrealized Gain (Loss), Net of Tax, at December 31, 2016	$40	$(28)	$12
Loss reclassified to earnings (a)	8	7	15
Gain recognized in AOCI	4	8	12
Unrealized Gain (Loss), Net of Tax, at April 1, 2017	$52	$(13)	$39

(a) See Note 8 for the income statement classification.

As of April 1, 2017, the Company expects to reclassify $21,000 of the net unrealized loss included in AOCI to earnings over the next twelve months.

10.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of April 1, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$10,418	$—	$—	$10,418
Forward currency-exchange contracts	$—	$3	$—	$3
Interest rate swap agreement	$—	$82	$—	$82
Banker's acceptance drafts (a)	$—	$9,229	$—	$9,229

Liabilities:
Forward currency-exchange contracts	$—	$59	$—	$59

	Fair Value as of December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$10,855	$—	$—	$10,855
Forward currency-exchange contracts	$—	$2	$—	$2
Interest rate swap agreement	$—	$62	$—	$62
Banker's acceptance drafts (a)	$—	$7,852	$—	$7,852

Liabilities:
Forward currency-exchange contracts	$—	$278	$—	$278

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first quarter of 2017. The Company's financial assets and liabilities carried at fair value are comprised of cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair value of the Company's interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreement are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	April 1, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Long-term Debt Obligations:
Revolving credit facility	$65,625	$65,625	$61,494	$61,494
Capital lease obligations	3,893	3,893	3,857	3,857
Other borrowings	377	377	417	417
	$69,895	$69,895	$65,768	$65,768

The carrying values of the Company's revolving credit facility and capital lease obligations approximate fair value as the obligations bear variable rates of interest, which adjust quarterly, based on prevailing market rates.

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

	Three Months Ended
	April 1,	April 2,
(In thousands)	2017	2016
Revenues:
Papermaking Systems	$88,550	$84,027
Wood Processing Systems	9,943	8,707
Fiber-based Products	4,364	3,804
	$102,857	$96,538

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Business Segment Information (continued)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2017	2016
Income Before Provision for Income Taxes:
Papermaking Systems	$14,258	$13,497
Wood Processing Systems	2,504	806
Corporate and Fiber-based Products (a)	(4,716)	(4,210)
Total operating income	12,046	10,093
Interest expense, net	(244)	(214)
	$11,802	$9,879

Capital Expenditures:
Papermaking Systems	$1,484	$518
Other	238	6
	$1,722	$524

(a) Corporate primarily includes general and administrative expenses.

12.    Contingencies and Litigation

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. As of April 1, 2017 and December 31, 2016, the Company had $6,500,000 and $4,824,000, respectively, of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

Litigation
From time to time, the Company is subject to various claims and legal proceedings covering a range of matters that arise in the ordinary course of business. Such litigation may include, but is not limited to, claims and counterclaims by and against the Company for breach of contract or warranty, canceled contracts, product liability, or bankruptcy-related claims. For legal proceedings in which a loss is probable and estimable, the Company accrues a loss based on the low end of the range of estimated loss when there is no better estimate within the range. If the Company were found to be liable for any of the claims or counterclaims against it, the Company would incur a charge against earnings for amounts in excess of legal accruals.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (fiscal 2016), as filed with the Securities and Exchange Commission (SEC) and subsequent filings with the SEC.

Overview

Company Background
We are a leading global supplier of equipment and critical components used in process industries worldwide. In addition, we manufacture granules made from papermaking by-products. We have a diverse and large customer base, including most of the world's major paper and oriented strand board (OSB) manufacturers, and our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business. In the first three months of 2017, approximately 68% of our revenue was from the sale of parts and consumables products.

On April 4, 2016, we acquired all the outstanding shares of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL), for approximately 49.7 million euros, net of cash acquired, or approximately $56.6 million. We paid additional post-closing consideration of $0.2 million to the sellers in the first quarter of 2017. PAAL manufactures balers and related equipment used in the processing of recyclable and waste materials. This acquisition, which is included in our Papermaking Systems segment's Stock-Preparation product line, broadened our product portfolio and extended our presence deeper into recycling and waste management. PAAL, headquartered in Germany, also has operations in the United Kingdom, France and Spain.

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

KADANT INC.

Overview (continued)

Papermaking Systems Segment
Our Papermaking Systems segment consists of the following product lines:

-
Stock-Preparation: custom-engineered systems and equipment, as well as standard individual components, for baling, pulping, de-inking, screening, cleaning, and refining primarily recyclable fibers; balers and related equipment used in the processing of recyclable and waste materials; and filtering, recausticizing, and evaporation equipment and systems used in the production of virgin pulp;

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

Wood Processing Systems Segment
Our principal wood-processing products and services include:

-	Stranders: disc and ring stranders and related parts and consumables that cut batch-fed logs into strands for OSB production;
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
International Sales
During the first three months of 2017 and 2016, approximately 58% and 53%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. The increase in the percentage of sales to customers outside the United States was primarily due to the acquisition of PAAL. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities

KADANT INC.

Overview (continued)

at the date of our condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, upon which our financial position depends and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC. There have been no material changes to these critical accounting policies since fiscal year-end 2016 that warrant disclosure.

Industry and Business Outlook
Our products are primarily sold in global process industries and used to produce packaging, tissue, and engineered wood. In the first quarter of 2017, approximately 57% of our revenue was from the sale of products that support packaging, tissue, and other paper production, other than printing and writing and newsprint paper grades. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, demand for food and beverage packaging, and greater urbanization in developing regions. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both tissue and packaging, growth rates in the developing world are expected to increase as per capita consumption of paper increases with rising standards of living. For balers and related equipment, demand is generally driven by rising standards of living and population growth, shortage and costs of landfilling, increasing recycling rates, and environmental regulation. In the first quarter of 2017, 14% of our revenue was related to products that support printing and writing paper grades as well as newsprint, which have been negatively affected by the development and increased use of digital media. While we expect the decline in the use of printing and writing and newsprint paper grades to continue due to the use of digital media, we expect global packaging and tissue production to be stable or to increase. In the first quarter of 2017, 10% of our revenue was from sales to OSB producers who manufacture engineered wood panels for the housing industry. The majority of OSB demand is in North America, as North American houses are more often constructed of wood compared to other parts of the world. Demand for OSB is tied to new home construction and home remodeling. The remainder of our revenue was from sales to other process industries, which tend to grow with the overall economy.

Our results of operations in the first quarter of 2017 were negatively affected by foreign currency translation compared to the first quarter of 2016. When we translate the local currency results of our foreign subsidiaries into U.S. dollars during a period in which the U.S. dollar is strengthening, our financial results will reflect decreases due to foreign currency translation. The negative effect on our financial results will continue if the U.S. dollar continues to strengthen relative to the functional currencies of our foreign subsidiaries. Similarly, if the U.S. dollar weakens compared to the functional currencies of our foreign subsidiaries, our financial results will reflect increases due to foreign currency translation. Further, certain foreign subsidiaries may hold U.S. dollar assets or liabilities which, as the U.S. dollar strengthens versus the applicable functional currencies, will result in currency transaction gains on assets and losses on liabilities. We have presented the material effects of foreign currency translation on our financial results under Results of Operations below.

Our bookings increased 23% to $119 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the inclusion of a $13 million, or 13%, increase in bookings from the PAAL acquisition offset in part by a $1 million, or 1%, decrease from the unfavorable effects of foreign currency translation. Our revenue, bookings, and income tend to be variable as demand for our capital equipment is dependent on regional economic conditions and the level of capital spending by our customers, among other factors. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products were $75 million, or 63% of total bookings, in the first quarter of 2017, compared to $62 million, or 64%, in the first quarter of 2016.

The largest and most impactful regional market for our products in the first quarter of 2017 was North America, and we expect this will continue to be the case for the remainder of 2017. Our bookings in North America were $57 million in the first quarter of 2017, up 5% compared to the first quarter of 2016 and 16% sequentially. According to Resource Information Systems Inc. (RISI) reports, U.S. containerboard production was up 2.1% in the first quarter of 2017 compared to the same period in 2016. Likewise, RISI reported that U.S. containerboard mill operating rates in the first quarter of 2017 were up nearly 300 basis points to 96.8%, while total U.S. containerboard inventory was down 313 tons during the same period as a result of

KADANT INC.

Overview (continued)

higher box shipments in the first quarter. RISI reported that demand for printing and writing grades in North America declined 5.8% in the first quarter of 2017 compared to the same period in 2016, while newsprint demand in North America declined 11.6%. U.S. housing starts in March 2017 were at a seasonally adjusted annual rate of 1.215 million, up 9.2% year-over-year, according to the U.S. Census Bureau. Continued growth in housing starts is expected to have a positive impact on demand for structural wood panels, which includes OSB.

We saw steady business activity in Europe in the first quarter of 2017 compared to the first quarter of 2016. We expect the overall economy to remain stable in Europe for the remainder of 2017. Our bookings in Europe were $32 million in the first quarter of 2017, up 66% compared to $19 million in the first quarter of 2016. This increase included $13 million in bookings from the PAAL acquisition. Excluding the acquisition and a negative foreign currency translation effect of $1 million, our bookings in Europe were up 6%. Bookings in Europe included $4 million of orders from customers in Russia, reflecting a $3 million increase compared to the first quarter of 2016, due to increased demand for our products. Our bookings in Asia were $21 million in the first quarter of 2017, up 19% compared to 2016, and included a $1 million decrease from the negative effect of foreign currency translation. We saw a continued strength in project activity in containerboard grades during the first quarter of 2017, particularly in China, which followed strong bookings in the fourth quarter of 2016. The most recent RISI outlook for containerboard demand in China forecasts growth rates of approximately 2.5% to 3.0% per year for the next few years. Our bookings in the rest of the world increased 47% to $9 million in the first quarter of 2017 compared to the first quarter of 2016; however, we expect that political uncertainty in Brazil will continue to have an adverse effect on our financial results in this region.

Based on our performance in the first quarter of 2017 and current visibility for the remainder of the year, we expect for the full year 2017 GAAP diluted earnings per share (EPS) of $3.27 to $3.37, revised from our previous guidance of $3.13 to $3.23. For 2017, we expect revenue of $427 to $437 million, revised from our previous guidance of $423 to $433 million. For the second quarter of 2017, we expect to achieve GAAP diluted EPS of $0.87 to $0.91 on revenue of $107 to $110 million.

Results of Operations

First Quarter 2017 Compared With First Quarter 2016

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the first fiscal quarters of 2017 and 2016. The results of operations for the fiscal quarter ended April 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	April 1, 2017	April 2, 2016

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	52	54
Selling, general, and administrative expenses	34	34
Research and development expenses	2	2
Other income	—	—
	88	90
Operating Income	12	10
Interest Income (Expense), Net	—	—
Income Before Provision for Income Taxes	12	10
Provision for Income Taxes	3	3
Net Income	9%	7%

KADANT INC.

Results of Operations (continued)

Revenues
Revenues for the first quarters of 2017 and 2016 are as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
(In thousands)
Revenues:
Papermaking Systems	$88,550	$84,027
Wood Processing Systems	9,943	8,707
Fiber-based Products	4,364	3,804
	$102,857	$96,538

Papermaking Systems Segment. Revenues increased $4.5 million, or 5%, to $88.5 million in the first quarter of 2017 from $84.0 million in the first quarter of 2016, due to the inclusion of $13.3 million in revenues from the acquisition of PAAL in April 2016, offset in part by a $1.3 million decrease from the unfavorable effect of foreign currency translation. Excluding revenues from the acquisition and the unfavorable effect of foreign currency translation, revenues in our Papermaking Systems segment decreased $7.5 million, or 9%, in the first quarter of 2017 compared to the first quarter of 2016 due to decreased bookings of our capital products in mid-2016 resulting from reduced demand at our North American and Chinese operations.
Wood Processing Systems Segment. Revenues increased $1.2 million, or 14%, to $9.9 million in the first quarter of 2017 from $8.7 million in the first quarter of 2016, primarily due to continued growth in the housing industry resulting in increased demand for our parts and consumables products.
Fiber-based Products. Revenues increased $0.6 million, or 15%, to $4.4 million in the first quarter of 2017 from $3.8 million in the first quarter of 2016, primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first quarters of 2017 and 2016, and the changes in revenues by product line between the first quarters of 2017 and 2016 excluding the effect of foreign currency translation. The increase in revenues excluding the effect of foreign currency translation represents the increase resulting from converting first quarter of 2017 revenues in local currency into U.S. dollars at first quarter of 2016 exchange rates, and then comparing this result to actual revenues in the first quarter of 2016. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation and an acquisition is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts our performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended			Increase Excluding Effect of Foreign Currency Translation
(In thousands)	April 1, 2017	April 2, 2016	Increase
Papermaking Systems Product Lines:
Stock-Preparation	$41,153	$38,418	$2,735	$3,261
Doctoring, Cleaning, & Filtration	25,350	23,839	1,511	2,113
Fluid-Handling	22,047	21,770	277	463
	$88,550	$84,027	$4,523	$5,837

Revenues from our Stock-Preparation product line in the first quarter of 2017 increased $2.7 million, or 7%, compared to the first quarter of 2016, due to the inclusion of $13.3 million in revenues from the acquisition of PAAL, offset in part by a $0.5 million decrease from the unfavorable effect of foreign currency translation. Excluding the acquisition and the unfavorable effect of foreign currency translation, revenues in our Stock-Preparation product line decreased $10.1 million, or 26%, primarily due to lower bookings of our capital products in mid-2016 resulting from reduced demand at our North American and Chinese operations. Bookings of our Stock-Preparation capital products in China have increased in the fourth quarter of

KADANT INC.

Results of Operations (continued)

2016 and the first quarter of 2017. Revenues from our Doctoring, Cleaning, & Filtration product line in the first quarter of 2017 increased $1.5 million, or 6%, compared to the first quarter of 2016. Excluding an unfavorable effect of foreign currency translation of $0.6 million, revenues from our Doctoring, Cleaning & Filtration product line increased $2.1 million, or 9%, compared to the first quarter of 2016, due to increased demand for our products at our European operations. Revenues from our Fluid-Handling product line in the first quarter of 2017 increased $0.3 million, or 1%, compared to the first quarter of 2016, primarily due to increased demand for our parts and consumables products, offset in part by decreased demand for our capital products principally at our European and North American operations.

Gross Profit Margin
Gross margins for the first quarters of 2017 and 2016 are as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Gross Profit Margin:
Papermaking Systems	47.9%	46.6%
Wood Processing Systems	42.1	33.0
Fiber-based Products	55.0	51.6
	47.6%	45.6%

Papermaking Systems Segment. The gross profit margin in our Papermaking Systems segment increased to 47.9% in the first quarter of 2017 from 46.6% in the first quarter of 2016 due to higher gross profit margins on our parts and consumables products and an increase in the proportion of higher-margin parts and consumables revenues. These increases were partially offset by the inclusion of lower gross profit margins at PAAL.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment increased to 42.1% in the first quarter of 2017 from 33.0% in the first quarter of 2016 due to higher gross profit margins on our parts and consumables products and a change in product mix to an increased proportion of higher-margin parts and consumables revenues compared to the first quarter of 2016.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 55.0% in the first quarter of 2017 from 51.6% in the first quarter of 2016 due to higher margins on our biodegradable granular products resulting from increased manufacturing efficiency related to higher production volume.

Operating Expenses
Selling, general, and administrative (SG&A) expenses as a percentage of revenues were 34% in both the first quarters of 2017 and 2016. SG&A expenses increased $2.3 million, or 7%, to $34.8 million in the first quarter of 2017 from $32.5 million in the first quarter of 2016, primarily due to the inclusion of $3.1 million of SG&A expense from PAAL, which was offset in part by a decrease of $0.4 million from the favorable effect of foreign currency translation.

Total stock-based compensation expense was $1.3 million in both the first quarters of 2017 and 2016 and is included in SG&A expenses in the accompanying condensed consolidated statement of income.

Research and development (R&D) expenses were $2.1 million and $1.7 million in the first quarters of 2017 and 2016, respectively, and represented 2% of revenues in both periods.

Other Income
Other income in the first quarter of 2016 represents a pre-tax gain of $0.3 million related to the sale of real estate in Sweden for cash proceeds of $0.4 million.

Interest Expense
Interest expense was $0.3 million in both the first quarters of 2017 and 2016.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes was $2.7 million and $2.9 million in the first quarters of 2017 and 2016, respectively, and represented 23% and 29% of pre-tax income. The effective tax rate of 23% in the first quarter of 2017 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses. The effective tax rate of 29% in the first quarter of 2016 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements. These items were offset in part by an increase in tax related to non-deductible expenses and state taxes.

Net Income
Net income increased $2.1 million to $9.1 million in the first quarter of 2017 from $7.0 million in the first quarter of 2016, primarily due to an increase in operating income (see Revenues, Gross Margin, and Operating Expenses discussed above).

Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606), Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU No. 2016-08, which further clarifies the guidance on the principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-11, which rescinds certain previously-issued guidance, including, among other items, guidance relating to accounting for shipping and handling fees and freight services effective upon adoption of ASU No. 2014-09. Also in May 2016, the FASB issued ASU No. 2016-12, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued ASU No. 2016-20, which clarifies narrow aspects of Topic 606 and corrects unintended application of the guidance. These new ASUs are effective for us beginning in fiscal 2018. Early adoption is permitted in fiscal 2017. We are continuing to assess the potential effects of these ASUs on our condensed consolidated financial statements, business processes, systems and controls. We are analyzing our current contracts and comparing our current accounting policies and practices pertaining to revenue recognition to those required under the new ASUs to identify potential differences. Based on procedures performed to date, we have identified certain contracts that would likely be impacted by applying the new revenue standard. These include contracts that are currently accounted for under the completed-contract method. Under the current guidance, we recognize revenue under the completed-contract method when the contract is substantially complete, the product is delivered and, if applicable, customer acceptance criteria is met. However, under the new guidance, revenue recognized related to such contracts will be accelerated if the “over time” criteria are met. We are still in the process of evaluating these contracts and other types of contracts and quantifying the expected impact that the standard will have on our financial statements and related disclosures. While the assessment process is ongoing, we currently anticipate adopting these ASUs using the modified retrospective transition approach. Under this approach, this guidance would apply to all new contracts initiated in fiscal 2018. For existing contracts that have remaining obligations as of the beginning of fiscal 2018, any difference between the recognition criteria in these ASUs and our current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. We are also in the process of developing and implementing appropriate changes to our business processes, systems and controls to support the recognition criteria and disclosure requirements of these ASUs.

Inventory (Topic 330), Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, which requires that an entity measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. We adopted this ASU at the beginning of fiscal 2017. Adoption of this ASU did not have a material effect on our condensed consolidated financial statements.

KADANT INC.

Results of Operations (continued)

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in our balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for us in fiscal 2019. Early adoption is permitted. As part of the implementation of this new standard, we are in the process of reviewing current accounting policies and assessing the practical expedients allowed under this new guidance. We expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which is required using the modified retrospective transition method. We are currently evaluating the other effects that the adoption of this ASU will have on our condensed consolidated financial statements.

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

Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU No. 2016-15, which simplifies the diversity in practice related to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230. This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This new guidance is effective for us in fiscal 2018. Early adoption is permitted. We do not believe that adoption of this ASU will have a material effect on our condensed consolidated financial statements.

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

Statement of Cash Flows (Topic 230), Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, which requires inclusion of restricted cash and restricted cash equivalents within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This new guidance is effective for us in fiscal 2018. Early adoption is permitted. As this ASU is presentation-related only, adoption of this ASU will not have a material impact on our condensed consolidated financial statements.

Business Combinations (Topic 805), Clarifying the Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revised definition of a business under this ASU will reduce the number of transactions that are accounted for as business combinations. This new guidance is effective on a prospective basis for us in fiscal 2018. Early adoption is allowed for certain transactions. We are currently evaluating the effects that the adoption of this ASU will have on our condensed consolidated financial statements.

Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which eliminates Step 2 in goodwill impairment testing, which requires that goodwill impairment losses be measured as the difference between the implied value of a reporting unit’s goodwill and its carrying amount. This ASU will reduce the cost and complexity of impairment testing by requiring goodwill impairment losses to be measured as the excess of the reporting unit’s carrying amount, including goodwill and related goodwill tax effects, over its fair value. This new guidance is effective on a prospective basis for us in fiscal 2020. Early adoption is permitted. We do not believe that adoption of this ASU will have a material effect on our condensed consolidated financial statements.

KADANT INC.

Results of Operations (continued)

 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued ASU No. 2017-07, which requires employers to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses in the same income statement line item as the related employees' compensation costs. The other components of net benefit cost, including interest costs, amortization of prior service costs and settlement and curtailment effects, are to be included in non-operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This new guidance is effective on a retrospective basis for us in fiscal 2018. Early adoption is permitted. We are currently evaluating the effects that adoption of this ASU will have on our condensed consolidated financial statements.

Liquidity and Capital Resources

Consolidated working capital was $131.5 million at April 1, 2017, compared with $118.4 million at December 31, 2016. Included in working capital were cash and cash equivalents of $71.5 million at both April 1, 2017 and December 31, 2016. At April 1, 2017, $67.6 million of cash and cash equivalents was held by our foreign subsidiaries.

First Three Months of 2017
Our operating activities provided cash of $1.7 million in the first quarter of 2017. Working capital used cash of $12.2 million in the first quarter of 2017, including increases of $6.2 million in accounts receivable and unbilled costs and fees primarily in our Stock-Preparation product line and $4.0 million in inventory primarily from purchases related to the expected shipment of Stock-Preparation capital orders later in 2017. To a lesser extent, cash of $1.9 million was used to fund increases in other current assets largely related to prepayments for raw material and equipment and an increase in refundable income taxes. In addition, we used cash of $1.0 million for other current liabilities primarily related to the payment of incentive compensation in the first quarter of 2017.

Our investing activities used cash of $1.9 million in the first quarter of 2017, primarily related to $1.7 million of purchases of property, plant, and equipment.

Our financing activities used cash of $1.1 million in the first quarter of 2017. We received cash proceeds of $8.0 million from borrowings under our unsecured revolving credit facility (2017 Credit Agreement), which were more than offset by $4.6 million used for principal payments on our outstanding debt obligations, $2.2 million used for tax withholding payments related to stock-based compensation, and $2.1 million used for cash dividends paid to stockholders.

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

Our financing activities provided cash of $36.0 million in the first quarter of 2016. We received $41.0 million in proceeds from borrowings under our previous unsecured revolving credit facility, of which $29.9 million was used to fund the PAAL acquisition, which occurred in April 2016. We used cash of $2.0 million for tax withholding payments related to the vesting of restricted stock awards and $1.8 million for cash dividends paid to stockholders. In addition, we paid $1.1 million of contingent consideration related to a prior period acquisition.

KADANT INC.

Liquidity and Capital Resources (continued)

Additional Liquidity and Capital Resources
On May 18, 2016, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 18, 2016 to May 18, 2017. We did not purchase any shares of our common stock under this authorization in the first quarter of 2017.

We paid cash dividends of $2.1 million and $1.8 million in the first quarters of 2017 and 2016, respectively. On March 8, 2017, we declared a quarterly cash dividend of $0.21 per outstanding share of our common stock, which will be paid on May 11, 2017. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2017 Credit Agreement.

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Through April 1, 2017, we have not provided for U.S. income taxes on approximately $193.1 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $4.1 million.

Although we currently have no material commitments for capital expenditures, we plan to make expenditures of approximately $17 to $18 million during the remainder of 2017 for property, plant, and equipment, which includes approximately $12 million related to a facility project. We expect to incur an additional $4 million of capital expenditures for this facility project in 2018. We anticipate funding this project through borrowings available under our 2017 Credit Agreement.

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

Revolving Credit Facility
On March 1, 2017, we entered into the 2017 Credit Agreement, which became effective as of March 2, 2017. The 2017 Credit Agreement is a five-year unsecured revolving credit facility in the aggregate principal amount of up to $200 million. The 2017 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $100 million. The principal on any borrowings made under the 2017 Credit Agreement is due on March 1, 2022. Interest on any loans outstanding under the 2017 Credit Agreement accrues and generally is payable quarterly in arrears at one of the following rates selected by us: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt, net of certain cash, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30 million. Contemporaneously with the execution of the 2017 Credit Agreement, we borrowed $42.0 million and 26.3 million euros under the 2017 Credit Agreement and applied the proceeds to pay off the previous credit facility.

As of April 1, 2017, the outstanding balance under the 2017 Credit Agreement was $65.6 million, of which $26.6 million was a euro-denominated borrowing used to fund the PAAL acquisition, which occurred in April 2016. We had $135.0 million of borrowing capacity available under the committed portion of the 2017 Credit Agreement.

KADANT INC.

Liquidity and Capital Resources (continued)

Our obligations under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including without limitation payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to us, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to the discontinued operation. As of April 1, 2017, we were in compliance with these covenants.

Loans under the 2017 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to an Amended and Restated Guarantee Agreement, dated as of March 1, 2017. In addition, one of our foreign subsidiaries entered into a Guarantee Agreement limited to certain obligations of two foreign subsidiary borrowers pursuant to a Guarantee Agreement, dated as of March 1, 2017.

Obligations Under Capital Lease
In connection with the acquisition of PAAL, we assumed a sale-leaseback financing arrangement for PAAL's facility in Germany. Under this arrangement, the quarterly lease payment includes principal and interest based on an interest rate which is reset, from time to time, to prevailing short-term borrowing rates in Germany. The interest rate at April 1, 2017 was 1.70%. The lease arrangement includes a net fixed price purchase option of $1.4 million at the end of the lease term in 2022. At April 1, 2017, $4.2 million was outstanding under this capital lease obligation.

Interest Rate Swap Agreement
On January 16, 2015, we entered into a swap agreement (2015 Swap Agreement) to hedge our exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2015 Swap Agreement expires on March 27, 2020, and has a $10 million notional value. Under the 2015 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 1.50% plus an applicable margin.

As of April 1, 2017, the 2015 Swap Agreement had an unrealized gain of $0.1 million. We believe that any credit risk associated with the swap agreement is remote based on our financial position and the creditworthiness of the financial institution that issued the 2015 Swap Agreement.

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if we are in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2017 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1. The unrealized gain of $0.1 million associated with the 2015 Swap Agreement as of April 1, 2017 represents the estimated amount that we would receive from the counterparty in the event of an early termination.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at fiscal year-end 2016 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC.

KADANT INC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2017. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of April 1, 2017, our Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC.

Item 6 – Exhibits
See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May, 2017.

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

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at April 1, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Income for the three months ended April 1, 2017 and April 2, 2016, (iii) Condensed Consolidated Statement of Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 2017 and April 2, 2016, (v) Condensed Consolidated Statement of Stockholders' Equity for the three months ended April 1, 2017 and April 2, 2016, and (vi) Notes to Condensed Consolidated Financial Statements.