Form 10-Q
period 2017-07-01
KADANT INC
filed 2017-08-09
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, $.01 par value	11,004,321

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended July 1, 2017

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	July 1, 2017	December 31, 2016
(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$85,840	$71,487
Restricted cash (Note 1)	2,141	2,082
Accounts receivable, less allowances of $2,490 and $2,395 (Note 1)	68,994	65,963
Inventories (Note 1)	63,390	54,951
Unbilled contract costs and fees	6,421	3,068
Other current assets	14,377	9,799
Total Current Assets	241,163	207,350

Property, Plant, and Equipment, at Cost	130,518	124,424
Less: accumulated depreciation and amortization	80,535	76,720
	49,983	47,704

Other Assets	13,182	11,452
Intangible Assets, Net (Note 1)	51,659	52,730
Goodwill (Note 1)	158,827	151,455
Total Assets	$514,814	$470,691

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$696	$643
Accounts payable	28,875	23,929
Customer deposits	29,073	21,168
Accrued payroll and employee benefits	19,010	20,508
Other current liabilities	27,703	22,665
Total Current Liabilities	105,357	88,913

Long-Term Deferred Income Taxes	15,011	14,631
Other Long-Term Liabilities	18,038	17,100
Long-Term Obligations (Note 5)	65,071	65,768
Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	100,301	101,405
Retained earnings	333,476	321,050
Treasury stock at cost, 3,619,838 and 3,686,532 shares	(88,701)	(90,335)
Accumulated other comprehensive items (Note 8)	(35,916)	(49,637)
Total Kadant Stockholders' Equity	309,306	282,629
Noncontrolling interest	2,031	1,650
Total Stockholders' Equity	311,337	284,279
Total Liabilities and Stockholders' Equity	$514,814	$470,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
(In thousands, except per share amounts)

Revenues (Note 11)	$110,242	$111,828	$213,099	$208,366

Costs and Operating Expenses:
Cost of revenues	57,418	61,567	111,283	114,129
Selling, general, and administrative expenses	39,159	36,072	73,958	68,568
Research and development expenses	2,222	1,945	4,369	3,649
Other income	—	—	—	(317)
	98,799	99,584	189,610	186,029

Operating Income	11,443	12,244	23,489	22,337

Interest Income	102	66	206	121
Interest Expense	(392)	(340)	(740)	(609)

Income Before Provision for Income Taxes	11,153	11,970	22,955	21,849
Provision for Income Taxes (Note 4)	2,955	3,531	5,690	6,419

Net Income	8,198	8,439	17,265	15,430

Net Income Attributable to Noncontrolling Interest	(102)	(128)	(218)	(243)

Net Income Attributable to Kadant	$8,096	$8,311	$17,047	$15,187

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.74	$0.76	$1.55	$1.40
Diluted	$0.72	$0.75	$1.52	$1.37

Weighted Average Shares (Note 3):
Basic	11,001	10,870	10,976	10,831
Diluted	11,296	11,152	11,250	11,085

Cash Dividends Declared per Common Share	$0.21	$0.19	$0.42	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
(In thousands)

Net Income	$8,198	$8,439	$17,265	$15,430

Other Comprehensive Items:
Foreign currency translation adjustment	8,655	(5,194)	13,687	736
Pension and other post-retirement liability adjustments (net of tax provision (benefit) of $11 and $60 in the three and six months ended July 1, 2017, respectively, and $77 and $(159) in the three and six months ended July 2, 2016, respectively)	81	147	163	(271)
Deferred gain (loss) on hedging instruments (net of tax provision (benefit) of $1 and $16 in the three and six months ended July 1, 2017, respectively, and $(151) and $(223) in the three and six months ended July 2, 2016, respectively)	7	86	34	(40)
Other Comprehensive Items	8,743	(4,961)	13,884	425
Comprehensive Income	16,941	3,478	31,149	15,855
Comprehensive Income Attributable to Noncontrolling Interest	(219)	(92)	(381)	(266)
Comprehensive Income Attributable to Kadant	$16,722	$3,386	$30,768	$15,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
(In thousands)

Operating Activities:
Net income attributable to Kadant	$17,047	$15,187
Net income attributable to noncontrolling interest	218	243
Net income	17,265	15,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,531	7,477
Stock-based compensation expense	2,736	2,596
Provision for losses on accounts receivable	84	320
Loss (gain) on the sale of property, plant, and equipment	30	(350)
Other items, net	2,161	289
Contributions to U.S. pension plan	(540)	(540)
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	(476)	3,699
Unbilled contract costs and fees	(2,968)	818
Inventories	(6,147)	(2,498)
Other current assets	(2,652)	459
Accounts payable	3,363	172
Other current liabilities	5,989	(8,663)
Net cash provided by operating activities	25,376	19,209

Investing Activities:
Acquisition (Note 1)	(165)	(56,617)
Purchases of property, plant, and equipment	(3,435)	(1,736)
Proceeds from sale of property, plant, and equipment	50	399
Net cash used in investing activities	(3,550)	(57,954)

Financing Activities:
Proceeds from issuance of debt	8,000	46,046
Repayment of debt	(11,235)	(12,250)
Dividends paid	(4,388)	(3,894)
Tax withholding payments related to stock-based compensation	(2,206)	(2,435)
Payment of debt issuance costs (Note 5)	(1,147)	—
Payment of contingent consideration	—	(1,091)
Proceeds from issuance of Company common stock	—	1,374
Change in restricted cash	93	724
Other financing activities	(215)	—
Net cash (used in) provided by financing activities	(11,098)	28,474

Exchange Rate Effect on Cash and Cash Equivalents	3,625	(1,048)

Increase (Decrease) in Cash and Cash Equivalents	14,353	(11,319)
Cash and Cash Equivalents at Beginning of Period	71,487	65,530
Cash and Cash Equivalents at End of Period	$85,840	$54,211

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at January 2, 2016	14,624,159	$146	$100,536	$297,258	3,850,779	$(94,359)	$(36,972)	$1,336	$267,945

Net income	—	—	—	15,187	—	—	—	243	15,430

Dividends declared	—	—	—	(4,133)	—	—	—	—	(4,133)

Activity under stock plans	—	—	(1,491)	—	(123,872)	3,035	—	—	1,544

Other comprehensive items	—	—	—	—	—	—	402	23	425

Balance at July 2, 2016	14,624,159	$146	$99,045	$308,312	3,726,907	$(91,324)	$(36,570)	$1,602	$281,211

Balance at December 31, 2016	14,624,159	$146	$101,405	$321,050	3,686,532	$(90,335)	$(49,637)	$1,650	$284,279

Net income	—	—	—	17,047	—	—	—	218	17,265

Dividends declared	—	—	—	(4,621)	—	—	—	—	(4,621)

Activity under stock plans	—	—	(1,104)	—	(66,694)	1,634	—	—	530

Other comprehensive items	—	—	—	—	—	—	13,721	163	13,884

Balance at July 1, 2017	14,624,159	$146	$100,301	$333,476	3,619,838	$(88,701)	$(35,916)	$2,031	$311,337

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

The Company and its subsidiaries' operations include two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products.

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at July 1, 2017 and its results of operations and comprehensive income for the three- and six-month periods ended July 1, 2017 and July 2, 2016, and its cash flows and stockholders' equity for the six-month periods ended July 1, 2017 and July 2, 2016. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

	Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Non-Cash Investing Activities:
Fair value of assets acquired	$—	$86,555
Cash paid for acquired business	—	(58,894)
Liabilities assumed of acquired business	$—	$27,661
Non-Cash Financing Activities:
Issuance of Company common stock	$2,814	$3,057
Dividends declared but unpaid	$2,311	$2,070

Restricted Cash
As of July 1, 2017 and December 31, 2016, the Company had restricted cash of $2,141,000 and $2,082,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire by the end of 2018.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are non-interest bearing obligations of the issuing bank and mature within six months of the origination date. The Company can sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $10,181,000 and $7,852,000 at July 1, 2017 and December 31, 2016, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Inventories
The components of inventories are as follows:

	July 1, 2017	December 31, 2016
(In thousands)
Raw Materials and Supplies	$27,555	$21,086
Work in Process	14,418	12,293
Finished Goods	21,417	21,572
Total Inventories	$63,390	$54,951

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible Assets, Net
Intangible assets are as follows:

	July 1, 2017	December 31, 2016
(In thousands)
Indefinite-Lived	$8,100	$8,100

Definite-Lived, Gross	$101,743	$77,052
Acquisition	—	24,691
Accumulated amortization	(52,494)	(49,040)
Currency translation	(5,690)	(8,073)
Definite-Lived, Net	$43,559	$44,630

Total Intangible Assets, Net	$51,659	$52,730

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance at December 31, 2016
Gross balance	$219,699	$17,265	$236,964
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	134,190	17,265	151,455
Currency Translation	6,704	668	7,372
Total 2017 Adjustments	6,704	668	7,372
Balance at July 1, 2017
Gross balance	226,403	17,933	244,336
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	$140,894	$17,933	$158,827

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016
Balance at Beginning of Year	$3,843	$3,670
Provision charged to income	1,209	1,524
Usage	(1,056)	(1,623)
Acquisition	—	991
Currency translation	224	(20)
Balance at End of Period	$4,220	$4,542

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. This new guidance is effective for the Company in fiscal 2020. Early adoption is permitted beginning in fiscal 2019. The Company is currently evaluating the effects that the adoption of this ASU will have on its condensed consolidated financial statements.

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

 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued ASU No. 2017-07, which requires employers to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses in the same income statement line item as the related employees' compensation costs. The other components of net benefit cost, including interest costs, amortization of prior service costs and settlement and curtailment effects, are to be included in non-operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

capitalization. This new guidance is effective on a retrospective basis for the Company in fiscal 2018. Early adoption is permitted. The Company is currently evaluating the effects that adoption of this ASU will have on its condensed consolidated financial statements.

Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, the FASB issued ASU No. 2017-09, which provides clarity on which changes to the terms or conditions of share-based payment awards require entities to apply the modification accounting provisions required in Topic 718. This new guidance is effective on a prospective basis for the Company in fiscal 2018. Early adoption is permitted. The Company does not believe that adoption of this ASU will have a material effect on its condensed consolidated financial statements.

2.    Other Income

In the first six months of 2016, other income consisted of a pre-tax gain of $317,000 from the sale of real estate in Sweden for cash proceeds of $368,000.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Net Income	$8,096	$8,311	$17,047	$15,187

Basic Weighted Average Shares	11,001	10,870	10,976	10,831
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	295	282	274	254
Diluted Weighted Average Shares	11,296	11,152	11,250	11,085

Basic Earnings per Share	$0.74	$0.76	$1.55	$1.40

Diluted Earnings per Share	$0.72	$0.75	$1.52	$1.37

Unvested restricted stock units (RSUs) equivalent to approximately 19,000 and 26,000 shares of common stock in the second quarters of 2017 and 2016, respectively, and 29,000 and 87,000 shares of common stock in the first six months of 2017 and 2016, respectively, were not included in the computation of diluted EPS as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $5,690,000 and $6,419,000 in the first six months of 2017 and 2016, respectively, and represented 25% and 29% of pre-tax income. The effective tax rate of 25% in the first six months of 2017 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses and unrecognized tax benefits. The effective tax rate of 29% in the first six months of 2016 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements. These items were offset in part by an increase in tax related to non-deductible expenses and state taxes.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations

Long-term obligations are as follows:

	July 1, 2017	December 31, 2016
(In thousands)
Revolving Credit Facility, due 2022	$60,673	$61,494
Obligations Under Capital Lease, due 2017 to 2022	4,557	4,309
Other Borrowings, due 2017 to 2023	537	608
Total	65,767	66,411
Less: Current Maturities of Long-Term Obligations	(696)	(643)
Long-Term Obligations	$65,071	$65,768
Revolving Credit Facility
On March 1, 2017, the Company entered into an Amended and Restated Credit Agreement (2017 Credit Agreement) which became effective on March 2, 2017. The 2017 Credit Agreement is a five-year unsecured multi-currency revolving credit facility in the aggregate principal amount of up to $200,000,000. On May 24, 2017, the Company entered into a first amendment and limited consent (First Amendment) which increased the revolving loan commitment to $300,000,000. The 2017 Credit Agreement also included an uncommitted unsecured incremental borrowing facility of up to an additional $100,000,000. The principal on any borrowings made under the 2017 Credit Agreement is due on March 1, 2022. Borrowing may be denominated in U.S. dollars or certain foreign currencies, as defined in the 2017 Credit Agreement. Interest on any loans outstanding under the 2017 Credit Agreement accrues and generally is payable quarterly in arrears at one of the following rates selected by the Company: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt, net of certain cash, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30,000,000. Contemporaneously with the execution of the 2017 Credit Agreement, the Company borrowed $42,000,000 and 26,300,000 euros under the 2017 Credit Agreement and applied the proceeds to pay off the previous credit facility.

The obligations of the Company under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of July 1, 2017, the Company was in compliance with these covenants.

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

As of July 1, 2017, the outstanding balance under the 2017 Credit Agreement was $60,673,000, of which $25,673,000 was euro-denominated. As of July 1, 2017, the Company had $239,841,000 of borrowing capacity available under its 2017 Credit Agreement, which is calculated by translating its foreign-denominated borrowings using transaction date foreign exchange rates.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations (continued)

The weighted average interest rate for the borrowings under the 2017 Credit Agreement was 1.78% as of July 1, 2017.

Subsequent to the end of the quarter, the Company borrowed an aggregate $170,018,000 under the 2017 Credit Agreement, of which $62,690,000 was Canadian dollar-denominated and $61,769,000 was euro-denominated, which was used to fund the acquisition of the forest products business of NII FPG Company (NII). See Note 13, Subsequent Event, for further details. Under the First Amendment, the lenders agreed to certain limited funding conditions under the 2017 Credit Agreement in connection with the closing of the acquisition.

Debt Issuance Costs
During the first six months of 2017, the Company incurred an additional $1,147,000 of debt issuance costs related to the 2017 Credit Agreement and First Amendment. Unamortized debt issuance costs were $1,325,000 as of July 1, 2017, which are included in other assets in the accompanying condensed consolidated balance sheet and are being amortized to interest expense based on the straight-line method.

Obligations Under Capital Lease
In connection with the acquisition of PAAL, the Company assumed a sale-leaseback financing arrangement for PAAL's facility in Germany. Under this arrangement, the quarterly lease payment includes principal and interest based on an interest rate which is reset, from time to time, to prevailing short-term borrowing rates in Germany. The interest rate at July 1, 2017 was 1.70%. The quarterly lease payment also includes a payment toward a corresponding loan receivable from the landlord. The loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $357,000 at July 1, 2017. The lease arrangement provides for a fixed price purchase option, net of the loan receivable, of $1,518,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of July 1, 2017, $4,444,000 was outstanding under this capital lease obligation. The Company also assumed capital lease obligations for certain equipment as part of the PAAL acquisition. These capital lease obligations bear a weighted average interest rate of 3.43% and have an average remaining term of 2.7 years. As of July 1, 2017, $113,000 was outstanding under these capital lease obligations.

Other Borrowings
The Company's PAAL subsidiary sells certain equipment to an intermediary who leases the equipment to a third party. The revenue from the equipment sale is deferred due to risk of default and repurchase obligation provisions. Revenue is recognized and borrowings reduced over the corresponding lease term with the remaining residual value of the equipment recognized when the default provisions lapse.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,441,000 and $1,273,000 in the second quarters of 2017 and 2016, respectively, and $2,736,000 and $2,596,000 in the first six months of 2017 and 2016, respectively, within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. During the first quarter of 2017, the Company granted stock-based compensation to executive officers and employees consisting of 39,229 shares of performance-based RSUs and 38,331 shares of time-based RSUs and granted 12,000 shares of time-based RSUs to its non-employee directors. Unrecognized compensation expense related to stock-based compensation totaled approximately $6,515,000 at July 1, 2017, and will be recognized over a weighted average period of 1.8 years.

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

The components of net periodic benefit cost for the Company's U.S. and non-U.S. pension plans and other post-retirement benefit plans are as follows:

	Three Months Ended July 1, 2017			Three Months Ended July 2, 2016
(In thousands, except percentages)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Post-Retirement Benefits	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Post-Retirement Benefits
Components of Net Periodic Benefit Cost:
Service cost	$147	33	$53	$181	27	$33
Interest cost	302	26	45	318	26	38
Expected return on plan assets	(328)	(9)	—	(322)	(7)	—
Recognized net actuarial loss	108	9	27	124	10	12
Amortization of prior service cost	13	1	23	14	1	22
Net Periodic Benefit Cost	$242	$60	$148	$315	$57	$105

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.03%	3.47%	4.11%	4.22%	3.88%	4.30%
Expected Long-Term Return on Plan Assets	5.00%	7.72%	7.72%	5.00%	6.90%	6.90%
Rate of Compensation Increase	3.00%	3.44%	3.06%	3.00%	2.98%	3.03%

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Employee Benefit Plans (continued)

	Six Months Ended July 1, 2017			Six Months Ended July 2, 2016
(In thousands, except percentages)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Post-Retirement Benefits	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Post-Retirement Benefits
Components of Net Periodic Benefit Cost:
Service cost	$343	$65	$88	$362	$52	$66
Interest cost	616	50	84	636	52	76
Expected return on plan assets	(663)	(17)	—	(644)	(14)	—
Recognized net actuarial loss	221	18	40	248	20	24
Amortization of prior service cost	26	2	44	28	2	45
Settlement loss	—	—	—	—	—	114
Net Periodic Benefit Cost	$543	$118	$256	$630	$112	$325

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.03%	3.43%	4.12%	4.22%	3.89%	4.27%
Expected Long-Term Return on Plan Assets	5.00%	7.72%	7.72%	5.00%	6.90%	6.90%
Rate of Compensation Increase	3.00%	3.42%	3.07%	3.00%	2.99%	3.02%

The Company made cash contributions of $540,000 to its U.S. noncontributory defined benefit pension plan in the first six months of 2017 and expects to make cash contributions of $540,000 over the remainder of 2017. For the remaining pension and post-retirement benefit plans, no cash contributions other than to fund current benefit payments are expected in 2017.

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

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost on Pension and Other Post- Retirement Benefit Plans	Deferred Loss on Pension and Other Post- Retirement Benefit Plans	Deferred Gain (Loss) on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 31, 2016	$(41,094)	$(397)	$(8,158)	$12	$(49,637)
Other comprehensive income (loss) before reclassifications	13,524	(3)	(62)	16	13,475
Reclassifications from AOCI	—	47	181	18	246
Net current period other comprehensive income	13,524	44	119	34	13,721
Balance at July 1, 2017	$(27,570)	$(353)	$(8,039)	$46	$(35,916)

Balance at January 2, 2016	$(27,932)	$(489)	$(8,322)	$(229)	$(36,972)
Other comprehensive income (loss) before reclassifications	713	(1)	(583)	(317)	(188)
Reclassifications from AOCI	—	48	265	277	590
Net current period other comprehensive income (loss)	713	47	(318)	(40)	402
Balance at July 2, 2016	$(27,219)	$(442)	$(8,640)	$(269)	$(36,570)

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Accumulated Other Comprehensive Items (continued)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	Statement of Income Line Item
Pension and Other Post-Retirement Plans: (a)
Amortization of actuarial losses	$(144)	$(146)	$(279)	$(406)	SG&A expenses
Amortization of prior service costs	(37)	(36)	(72)	(74)	SG&A expenses
Total expense before income taxes	(181)	(182)	(351)	(480)
Income tax benefit	64	63	123	167	Provision for income taxes
	(117)	(119)	(228)	(313)
Cash Flow Hedges: (b)
Interest rate swap agreements	(6)	(47)	(18)	(136)	Interest expense
Forward currency-exchange contracts	—	37	—	(24)	Revenues
Forward currency-exchange contracts	—	(46)	(11)	(69)	Cost of revenues
Total expense before income taxes	(6)	(56)	(29)	(229)
Income tax benefit (provision)	3	(108)	11	(48)	Provision for income taxes
	(3)	(164)	(18)	(277)
Total Reclassifications	$(120)	$(283)	$(246)	$(590)

(a)	Included in the computation of net periodic benefit cost. See Note 7 for additional information.

(b)	See Note 9 for additional information.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

Interest Rate Swap Agreement
On January 16, 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge its exposure to movements in the three-month LIBOR rate on future outstanding debt and has designated the 2015 Swap Agreement as a cash flow hedge. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The fair value of the 2015 Swap Agreement is included in other assets, with an offset to AOCI, net of tax, in the accompanying condensed consolidated balance sheet.

The Company has structured the 2015 Swap Agreement to be 100% effective and as a result there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the 2015 Swap Agreement is remote based on the Company's financial position and the creditworthiness of the financial institution that issued the 2015 Swap Agreement.

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if the Company is in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2017 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of July 1, 2017, the Company was in compliance with these covenants. The unrealized gain associated with the 2015 Swap Agreement was $48,000 as of July 1, 2017, which represents the estimated amount that the Company would receive from the counterparty in the event of an early termination.

Forward Currency-Exchange Contracts
The Company uses forward currency-exchange contracts primarily to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result primarily from portions of the Company's operations and assets and liabilities that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets and liabilities. The Company typically manages its level of exposure to the risk of currency-exchange fluctuations by hedging a portion of its anticipated currency exposures over the ensuing 12-month period, using forward currency-exchange contracts that have maturities of 12 months or less.

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair value for these instruments is included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in AOCI, net of tax. For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair value of forward currency-exchange contracts that are not designated as hedges is recorded currently in earnings with gains reported in other current assets and losses reported in other current liabilities.

In the second quarter of 2017, the Company entered into forward currency-exchange contracts associated with the anticipated consideration to be paid for the acquisition of NII (see Note 13, Subsequent Event, for further details) and recognized a loss of $1,754,000 associated with these transactions. The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income losses of $1,846,000 and $225,000 in the second quarters of 2017 and 2016, respectively, and losses of $1,493,000 and $436,000 in the first six months of 2017 and 2016, respectively, associated with its forward currency-exchange contracts that were not designated as hedges, including the contracts related to the NII acquisition. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional value of the associated derivative contracts, and the location of these instruments in the accompanying condensed consolidated balance sheet:

		July 1, 2017		December 31, 2016
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$58	$950	$—	$—
Interest rate swap agreement	Other Long-Term Assets	$48	$10,000	$62	$10,000
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(37)	$863	$(41)	$2,380

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$9	$386	$2	$227
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(2,005)	$141,396	$(237)	$17,185

(a)	See Note 10 for the fair value measurements relating to these financial instruments.

(b)
The total notional amount is indicative of the level of the Company's derivative activity during the first six months of 2017, except for $124,459,000 for the one-time purchase of forward currency-exchange contracts entered into in anticipation of consideration to be paid for the acquisition of NII. These contracts are included in derivatives not designated as hedging instruments in a liability position in the table above.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the six months ended July 1, 2017:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contracts	Total
Unrealized Gain (Loss), Net of Tax, at December 31, 2016	$40	$(28)	$12
Loss reclassified to earnings (a)	11	7	18
(Loss) Gain recognized in AOCI	(21)	37	16
Unrealized Gain, Net of Tax, at July 1, 2017	$30	$16	$46

(a) See Note 8 for the income statement classification.

As of July 1, 2017, the Company expects to reclassify $11,000 of the net unrealized gains included in AOCI to earnings over the next twelve months.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of July 1, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$16,166	$—	$—	$16,166
Forward currency-exchange contracts	$—	$67	$—	$67
Interest rate swap agreement	$—	$48	$—	$48
Banker's acceptance drafts (a)	$—	$10,181	$—	$10,181

Liabilities:
Forward currency-exchange contracts	$—	$2,042	$—	$2,042

	Fair Value as of December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$10,855	$—	$—	$10,855
Forward currency-exchange contracts	$—	$2	$—	$2
Interest rate swap agreement	$—	$62	$—	$62
Banker's acceptance drafts (a)	$—	$7,852	$—	$7,852

Liabilities:
Forward currency-exchange contracts	$—	$278	$—	$278

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2017. The Company's financial assets and liabilities carried at fair value are comprised of cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and readily tradable. These cash equivalents are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair value of the Company's interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date or acquisition date spot rates. The forward currency-exchange contracts and interest rate swap agreement are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	July 1, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Long-term Debt Obligations:
Revolving credit facility	$60,673	$60,673	$61,494	$61,494
Capital lease obligations	4,050	4,050	3,857	3,857
Other borrowings	348	348	417	417
	$65,071	$65,071	$65,768	$65,768

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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2017	2016	2017	2016
Revenues:
Papermaking Systems	$95,731	$100,331	$184,281	$184,358
Wood Processing Systems	11,393	8,768	21,336	17,475
Fiber-based Products	3,118	2,729	7,482	6,533
	$110,242	$111,828	$213,099	$208,366

Income Before Provision for Income Taxes:
Papermaking Systems	$17,445	$14,335	$31,703	$27,832
Wood Processing Systems (a)	(724)	2,451	1,462	3,257
Corporate and Fiber-based Products (b)	(5,278)	(4,542)	(9,676)	(8,752)
Total operating income	11,443	12,244	23,489	22,337
Interest expense, net	(290)	(274)	(534)	(488)
	$11,153	$11,970	$22,955	$21,849

Capital Expenditures:
Papermaking Systems	$1,293	$1,140	$2,777	$1,658
Other	420	72	658	78
	$1,713	$1,212	$3,435	$1,736

(a) Includes $4,098,000 and $4,417,000 of acquisition-related expenses in the three- and six-month periods ended July 1, 2017, respectively.
(b) Corporate primarily includes general and administrative expenses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Contingencies and Litigation

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for outstanding accounts receivable. These banker's acceptance drafts are non-interest bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. As of July 1, 2017 and December 31, 2016, the Company had $9,210,000 and $4,824,000, respectively, of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

13.    Subsequent Event

Acquisition

On July 5, 2017, the Company acquired the forest products business of NII pursuant to a Stock and Asset Purchase Agreement dated May 24, 2017, for approximately $173,000,000, net of cash acquired, subject to a post-closing adjustment. In connection with the acquisition, the Company funded a portion of the purchase price with its existing cash and borrowed an aggregate $170,018,000 under its 2017 Credit Agreement in the third quarter of 2017, of which $62,690,000 was Canadian dollar-denominated and $61,769,000 was euro-denominated. NII is a global leader in the design and manufacture of equipment used by sawmills, veneer mills, and other manufacturers in the forest products industry. NII also designs and manufactures harvesting equipment used in cutting, gathering, and removing timber from forest plantations. This acquisition extends the Company's presence deeper into the forest products industry and complements its existing Wood Processing Systems segment. The Company expects several synergies in connection with this acquisition, including expansion of product sales at the Company's existing businesses by leveraging NII's geographic presence, as well as sourcing and manufacturing efficiencies. NII has two primary manufacturing facilities located in Canada and Finland and had approximately $81,000,000 in revenue for the twelve months ended December 31, 2016. The Company recognized acquisition-related costs of $4,417,000 in the first six months of 2017 within SG&A expenses in the accompanying condensed consolidated statement of income. The excess of the purchase price for the acquisition of NII over the net assets acquired will be recorded as goodwill in the Wood Processing Systems segment. The purchase price allocation for this acquisition is not presented as the preliminary valuation of NII has not been completed.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.    Subsequent Event (continued)

Unaudited Supplemental Pro Forma Information
Had the acquisition of NII been completed as of the beginning of 2016, the Company’s pro forma results of operations for the six months ended July 1, 2017 and July 2, 2016 would have been as follows:

	Six Months Ended
(In thousands, except per share amounts)	July 1, 2017	July 2, 2016
Revenues	$252,842	$245,548

Net Income Attributable to Kadant	$24,010	$9,488

Earnings per Share Attributable to Kadant:
Basic	$2.19	$0.88
Diluted	$2.13	$0.86

Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the business combination:

•	Pre-tax charge to SG&A expenses of $4,417,000 in 2016 and reversal in 2017, for acquisition-related transaction costs.

•	Estimated pre-tax charge to cost of revenues of $5,822,000 in 2016, for the sale of NII inventory revalued at the date of acquisition.

•	Estimated pre-tax charge to SG&A expenses of $1,170,000 in 2016, for intangible amortization related to acquired backlog.

•	Reversal of pretax income of $852,000 in 2017, related to NII's gain on the sale of a building.

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition of NII occurred as of the beginning of 2016, or that may result in the future.

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

Overview

Company Background
We are a leading global supplier of equipment and critical components used in process industries worldwide. In addition, we manufacture granules made from papermaking by-products. We have a diverse and large customer base, including most of the world's major paper and oriented strand board (OSB) manufacturers, and our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business. In the first six months of 2017, approximately 66% of our revenue was from the sale of parts and consumables products.

On April 4, 2016, we acquired all the outstanding shares of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL), for approximately 49.7 million euros, net of cash acquired, or approximately $56.6 million. We paid additional post-closing consideration of $0.2 million to the sellers in the first six months of 2017. PAAL manufactures balers and related equipment used in the processing of recyclable and waste materials. This acquisition, which is included in our Papermaking Systems segment's Stock-Preparation product line, broadened our product portfolio and extended our presence deeper into recycling and waste management. PAAL, headquartered in Germany, also has operations in the United Kingdom, France and Spain.

Our operations are comprised of two reportable operating segments: Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products. Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, recycling and waste management, and other process industries. Through our Wood Processing Systems segment, we develop, manufacture, and market stranders and related equipment used in the production of OSB, and sell debarking and wood chipping equipment used in the forest products and the pulp and paper industries. Through this segment, we also provide refurbishment and repair of pulping equipment for the pulp and paper industry. Through our Fiber-based Products business, we manufacture and sell granules derived from pulp fiber for use as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

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
International Sales
During the first six months of 2017 and 2016, approximately 61% and 57%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. The increase in the percentage of sales to customers outside the United States in 2017 was primarily due to the acquisition of PAAL at the beginning of the second quarter of 2016. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

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

Industry and Business Outlook
Our products are primarily sold in global process industries and used to produce packaging, tissue, and engineered wood, among other products. In the second quarter of 2017, approximately 60% of our revenue was from the sale of products that support packaging, tissue, and other paper production, other than printing and writing and newsprint paper grades. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, demand for food and beverage packaging, and greater urbanization in developing regions. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both tissue and packaging, growth rates in the developing world are expected to increase as per capita consumption of paper increases with rising standards of living. For balers and related equipment, demand is generally driven by rising standards of living and population growth, shortage and costs of landfilling, increasing recycling rates, and environmental regulation. In the second quarter of 2017, 13% of our revenue was related to products that support printing and writing paper grades as well as newsprint, which have been negatively affected by the development and increased use of digital media. While we expect the decline in the use of printing and writing and newsprint paper grades to continue due to the use of digital media, we expect global packaging and tissue production to be stable or to increase. In the second quarter of 2017, 10% of our revenue was from sales to OSB producers who manufacture engineered wood panels for the housing industry. The majority of OSB demand is in North America, as North American houses are more often constructed of wood compared to other parts of the world. Demand for OSB is tied to new home construction and remodeling. The remainder of our revenue was from sales to other process industries, which tend to grow with the overall economy. We expect revenues in our Wood Processing Systems segment to increase by approximately $44 to $46 million in the second half of 2017 due to the acquisition of NII FPG Company (NII).

Our bookings increased 23% to $120 million in the second quarter of 2017 compared to the second quarter of 2016, primarily due to strong orders for our stock preparation products in China and Europe, offset in part by a $3.5 million, or 4%, decrease from the unfavorable effects of foreign currency translation. Our revenue, bookings, and income tend to be variable as demand for our capital equipment is dependent on regional economic conditions and the level of capital spending by our customers, among other factors. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products were $68 million in the second quarter of 2017, or 57% of total bookings, compared to $65 million, or 66%, in the second quarter of 2016.

The largest and most impactful regional market for our products in the second quarter of 2017 was North America, and we expect this will continue to be the case for the remainder of 2017. The pulp and paper market in North America tends to be stable. The strength in the U.S. housing market has led to continued growth in our Wood Processing product line, which we recently expanded with our acquisition in early July of the forest product business of NII. Our bookings in North America were $48 million in the second quarter of 2017, up 4% compared to the second quarter of 2016 but down 15% sequentially. According to Resource Information Systems Inc. (RISI) reports, U.S. demand for corrugated boxes remained relatively strong in 2017 with year-to-date shipments up 3%. As a result, containerboard production in the first half of 2017 increased 3.2% compared to the same period in 2016 and containerboard mill operating rates were robust at 97% through the first half of 2017. U.S. housing starts in June 2017 were at a seasonally adjusted annual rate of 1.215 million, or 2.1% above the June 2016 rate, according to the U.S. Census Bureau. Continued growth in housing starts is expected to have a positive impact on demand for structural wood panels, which includes OSB, and softwood lumber.

KADANT INC.

Overview (continued)

We saw increased business activity in Europe in the second quarter of 2017 compared to the second quarter of 2016. We expect the overall economy to be stable in Europe for the remainder of 2017, and our markets have shown strength in the first half of the year. Our bookings in Europe were $39 million in the second quarter of 2017, up 27% compared to $31 million in the second quarter of 2016. Excluding a negative foreign currency translation effect of $2 million, our bookings in Europe were up 33%. Bookings in Europe included $5 million of orders from customers in Russia, reflecting a $4 million increase compared to the second quarter of 2016, due to increased demand for our products.

Our bookings in Asia were $27 million in the second quarter of 2017, up 114% compared to the second quarter of 2016, and included a $1 million decrease from the negative effect of foreign currency translation. The market in Asia continues to be quite strong for both our capital and parts and consumables products. We saw continued strength in project activity in containerboard grades during the second quarter of 2017, particularly in China, which followed strong bookings in the first quarter of 2017. The most recent RISI outlook for containerboard demand in China forecasts growth rates of approximately 2.4% to 3.0% per year for the next few years.

Our bookings in the rest of the world are primarily from South America, and decreased 27% to $6 million in the second quarter of 2017 compared to the second quarter of 2016. We expect that the ongoing economic recession and political uncertainty in Brazil will continue to have an adverse effect on revenues from this region.

We expect full year 2017 GAAP diluted earnings per share (EPS) of $3.18 to $3.26, revised from our previous guidance of $3.27 to $3.37. This guidance includes acquisition costs of $4.8 million, or $0.36 per diluted share, and amortization expense associated with acquired profit in inventory and backlog of $7.0 million, or $0.45 per diluted share. For 2017, we expect revenue of $488 to $494 million, revised from our previous guidance of $427 to $437 million. For the third quarter of 2017, we expect to achieve GAAP diluted EPS of $0.83 to $0.87 on revenue of $139 to $142 million, including $0.02 of acquisition costs and $0.27 of amortization expense associated with acquired profit in inventory and backlog.

Results of Operations

Second Quarter 2017 Compared With Second Quarter 2016

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the second fiscal quarters of 2017 and 2016. The results of operations for the fiscal quarter ended July 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

	Three Months Ended
	July 1, 2017	July 2, 2016

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	52	55
Selling, general, and administrative expenses	36	32
Research and development expenses	2	2
	90	89
Operating Income	10	11
Interest (Expense) Income, Net	—	—
Income Before Provision for Income Taxes	10	11
Provision for Income Taxes	3	3
Net Income	7%	8%

KADANT INC.

Results of Operations (continued)

Revenues
Revenues for the second quarters of 2017 and 2016 are as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016
(In thousands)
Revenues:
Papermaking Systems	$95,731	$100,331
Wood Processing Systems	11,393	8,768
Fiber-based Products	3,118	2,729
	$110,242	$111,828

Papermaking Systems Segment. Revenues decreased $4.6 million, or 5%, to $95.7 million in the second quarter of 2017 from $100.3 million in the second quarter of 2016, and included a $2.2 million decrease from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues in our Papermaking Systems segment decreased $2.4 million, or 2%, in the second quarter of 2017 compared to the second quarter of 2016 due to decreases in demand for our capital equipment at our European, North American, and South American operations. These decreases were partially offset by an increase in demand for both our capital and parts and consumables products at our Chinese operations.
Wood Processing Systems Segment. Revenues increased $2.6 million, or 30%, to $11.4 million in the second quarter of 2017 from $8.8 million in the second quarter of 2016, primarily due to increased demand for our products as a result of the strength of the U.S. housing industry. We expect revenues in this segment to increase significantly by approximately $44.0 to $46.0 million in the second half of 2017 due to the acquisition of NII.
Fiber-based Products. Revenues increased $0.4 million, or 14%, to $3.1 million in the second quarter of 2017 from $2.7 million in the second quarter of 2016, primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the second quarters of 2017 and 2016, and the changes in revenues by product line between the second quarters of 2017 and 2016 excluding the effect of foreign currency translation. The (decrease) increase in revenues excluding the effect of foreign currency translation represents the (decrease) increase resulting from converting second quarter of 2017 revenues in local currency into U.S. dollars at second quarter of 2016 exchange rates, and then comparing this result to actual revenues in the second quarter of 2016. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Three Months Ended			(Decrease) Increase Excluding Effect of Foreign Currency Translation
(In thousands)	July 1, 2017	July 2, 2016	Decrease
Papermaking Systems Product Lines:
Stock-Preparation	$46,178	$49,641	$(3,463)	$(2,253)
Doctoring, Cleaning, & Filtration	27,033	27,580	(547)	54
Fluid-Handling	22,520	23,110	(590)	(155)
	$95,731	$100,331	$(4,600)	$(2,354)

Revenues from our Stock-Preparation product line in the second quarter of 2017 decreased $3.5 million, or 7%, compared to the second quarter of 2016, and included a $1.2 million decrease from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues in our Stock-Preparation product line decreased $2.3 million, or 5%, primarily due to a decrease in demand for both our parts and consumables products and capital

KADANT INC.

Results of Operations (continued)

equipment at our North American operations as well as a decrease in demand for our capital equipment at our European operations. These decreases were partially offset by an increase in demand for both our capital and parts and consumables products at our Chinese operations.

Revenues from our Doctoring, Cleaning, & Filtration product line in the second quarter of 2017 decreased $0.5 million, or 2%, compared to the second quarter of 2016. Excluding an unfavorable effect of foreign currency translation of $0.6 million, revenues from our Doctoring, Cleaning & Filtration product line increased $0.1 million compared to the second quarter of 2016, as an increase in demand for our parts and consumables products was largely offset by a decrease in demand for our capital equipment at our South American operations. Revenues from our Fluid-Handling product line in the second quarter of 2017 decreased $0.6 million, or 3%, compared to the second quarter of 2016. Excluding an unfavorable effect of foreign currency translation of $0.4 million, revenues from our Fluid-Handling product line decreased $0.2 million compared to the second quarter of 2016.

Gross Profit Margin
Gross margins for the second quarters of 2017 and 2016 are as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016
Gross Profit Margin:
Papermaking Systems	48.1%	44.6%
Wood Processing Systems	45.0	46.6
Fiber-based Products	52.3	54.0
	47.9%	44.9%

Papermaking Systems Segment. The gross profit margin in our Papermaking Systems segment increased to 48.1% in the second quarter of 2017 from 44.6% in the second quarter of 2016 due to higher gross profit margins on both our capital and parts and consumables products and, to a lesser extent, an increase in the proportion of higher-margin parts and consumables revenues. We expect our gross profit margin in this segment to decrease in the second half of 2017 due to an increase in the proportion of lower-margin capital revenues from a significant increase in the shipment of capital orders.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment decreased to 45.0% in the second quarter of 2017 from 46.6% in the second quarter of 2016 due to a change in product mix to an increased proportion of lower-margin capital revenues compared to the second quarter of 2016. We expect our gross profit margin in this segment to decrease in the second half of 2017 due to the amortization of acquired profit in inventory related to the NII acquisition.

Fiber-based Products. The gross profit margin in our Fiber-based Products business decreased to 52.3% in the second quarter of 2017 from 54.0% in the second quarter of 2016 due to lower margins on our biodegradable granular products resulting from lower inventory absorption due to decreased inventory levels in the 2017 period.

Operating Expenses
Selling, general, and administrative (SG&A) expenses as a percentage of revenues were 36% in the second quarter of 2017 as compared with 32% in the second quarter of 2016. SG&A expenses increased $3.1 million, or 9%, to $39.2 million in the second quarter of 2017 from $36.1 million in the second quarter of 2016, primarily due to $3.8 million of incremental acquisition-related expenses in 2017, offset in part by a $0.7 million decrease from the favorable effect of foreign currency translation.

Total stock-based compensation expense was $1.4 million and $1.3 million in the second quarters of 2017 and 2016, respectively, and is included in SG&A expenses in the accompanying condensed consolidated statement of income.

Research and development (R&D) expenses were $2.2 million and $1.9 million in the second quarters of 2017 and 2016, respectively, and represented 2% of revenues in both periods.

KADANT INC.

Results of Operations (continued)

Interest Expense
Interest expense was $0.4 million and $0.3 million in the second quarters of 2017 and 2016, respectively. We expect interest expense to increase significantly in the second half of 2017 due to an additional $170.0 million in borrowings related to the acquisition of NII.

Provision for Income Taxes
Our provision for income taxes was $3.0 million and $3.5 million in the second quarters of 2017 and 2016, respectively, and represented 26% and 29% of pre-tax income. The effective tax rate of 26% in the second quarter of 2017 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, offset in part by an increase in tax related to non-deductible expenses, unrecognized tax benefits, and the U.S. tax cost of foreign operations. The effective tax rate of 29% in the second quarter of 2016 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, offset in part by an increase in tax related to non-deductible expenses and state taxes.

Net Income
Net income decreased $0.2 million to $8.2 million in the second quarter of 2017 from $8.4 million in the second quarter of 2016 due to a $0.8 million decrease in operating income that was partially offset by a $0.6 million decrease in income taxes (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

First Six Months 2017 Compared With First Six Months 2016

The following table sets forth our unaudited condensed consolidated statement of income expressed as a percentage of total revenues for the first six months of 2017 and 2016. The results of operations for the first six months of 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

	Six Months Ended
	July 1, 2017	July 2, 2016

Revenues	100%	100%

Costs and Operating Expenses:
Cost of revenues	52	55
Selling, general, and administrative expenses	35	33
Research and development expenses	2	2
Other income	—	—
	89	90
Operating Income	11	10
Interest (Expense) Income, Net	—	—
Income Before Provision for Income Taxes	11	10
Provision for Income Taxes	3	3
Net Income	8%	7%

KADANT INC.

Results of Operations (continued)

Revenues
Revenues for the first six months of 2017 and 2016 are as follows:

	Six Months Ended
	July 1, 2017	July 2, 2016
(In thousands)
Revenues:
Papermaking Systems	$184,281	$184,358
Wood Processing Systems	21,336	17,475
Fiber-based Products	7,482	6,533
	$213,099	$208,366

Papermaking Systems Segment. Revenues decreased $0.1 million to $184.3 million in the first six months of 2017 from $184.4 million in the first six months of 2016, including an incremental $13.3 million in first quarter 2017 revenues from PAAL, which was acquired in April 2016, that were offset in part by a $3.6 million decrease from the unfavorable effect of foreign currency translation. Excluding the incremental PAAL revenues and unfavorable foreign currency translation effect, revenues in our Papermaking Systems segment decreased $9.8 million, or 5%, primarily due to decreased demand for both our capital and parts and consumables products at our North American operations, which was partially offset by increased demand for our parts and consumables products at our Chinese operations.

Wood Processing Systems Segment. Revenues increased $3.8 million, or 22%, to $21.3 million in the first six months of 2017 from $17.5 million in the first six months of 2016, including a decrease of $0.2 million from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues in our Wood Processing Systems segment increased $4.0 million, or 23%, primarily due to increased demand for our parts and consumables products due to continued strength in the U.S. housing industry. We expect revenues in this segment to increase by approximately $44.0 to $46.0 million in the second half of 2017 due to the acquisition of NII.
Fiber-based Products. Revenues increased $1.0 million, or 15%, to $7.5 million in the first six months of 2017 from $6.5 million in the first six months of 2016, primarily due to increased demand for our biodegradable granular products.

Papermaking Systems Segment by Product Line. The following table presents revenues for our Papermaking Systems segment by product line, the changes in revenues by product line between the first six months of 2017 and 2016, and the changes in revenues by product line between the first six months of 2017 and 2016 excluding the effect of foreign currency translation. The increase in revenues excluding the effect of foreign currency translation represents the increase resulting from converting the first six months of 2017 revenues in local currency into U.S. dollars at the first six months of 2016 exchange rates, and then comparing this result to actual revenues in the first six months of 2016. The presentation of the changes in revenues by product line excluding the effect of foreign currency translation and an acquisition is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.

	Six Months Ended			Increase Excluding Effect of Foreign Currency Translation
(In thousands)	July 1, 2017	July 2, 2016	(Decrease) Increase
Papermaking Systems Product Lines:
Stock-Preparation	$87,331	$88,059	$(728)	$1,008
Doctoring, Cleaning, & Filtration	52,383	51,419	964	2,167
Fluid-Handling	44,567	44,880	(313)	357
	$184,281	$184,358	$(77)	$3,532

KADANT INC.

Results of Operations (continued)

Revenues from our Stock-Preparation product line in the first six months of 2017 decreased $0.7 million, or 1%, compared to the first six months of 2016, including an incremental $13.3 million in first quarter 2017 revenues from PAAL, which was acquired in April 2016, that were offset in part by a $1.7 million decrease from the unfavorable effect of foreign currency translation. Excluding the incremental PAAL revenues and unfavorable effect of foreign currency translation, revenues from our Stock-Preparation product line decreased $12.3 million, or 14%, compared to the first six months of 2016, primarily due to decreases in demand for both our capital and parts and consumables products at our North American operations and our capital equipment at our European operations. These decreases were partially offset by an increase in demand for both our capital and parts and consumables products at our Chinese operations. Revenues from our Doctoring, Cleaning, & Filtration product line in the first six months of 2017 increased $1.0 million, or 2%, including a $1.2 million decrease from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues from our Doctoring, Cleaning, & Filtration product line increased $2.2 million, or 4%, compared to the first six months of 2016 due to increased demand for our products at our European and North American operations, offset in part by decreased demand for our products at our South American and Chinese operations. Revenues from our Fluid-Handling product line in the first six months of 2017 decreased $0.3 million, or 1%, compared to the first six months of 2016, including a $0.7 million decrease from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues from our Fluid-Handling product line increased $0.4 million.

Gross Profit Margin
Gross profit margins for the first six months of 2017 and 2016 are as follows:

	Six Months Ended
	July 1, 2017	July 2, 2016
Gross Profit Margin:
Papermaking Systems	48.0%	45.5%
Wood Processing Systems	43.6	39.8
Fiber-based Products	53.9	52.6
	47.8%	45.2%

Papermaking Systems Segment. The gross profit margin in our Papermaking Systems segment increased to 48.0% in the first six months of 2017 from 45.5% in the first six months of 2016. This increase was primarily due to higher gross profit margins on our parts and consumables products and an increase in the proportion of higher-margin parts and consumables revenues. We expect our gross profit margin in this segment to decrease in the second half of 2017 due to an increase in the proportion of lower-margin capital revenues from a significant increase in the shipment of capital orders.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment increased to 43.6% in the first six months of 2017 from 39.8% in the first six months of 2016 primarily due to higher gross profit margins on our capital equipment. We expect our gross profit margin in this segment to decrease in the second half of 2017 primarily due to the amortization of acquired profit in inventory related to the NII acquisition.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 53.9% in the first six months of 2017 from 52.6% in the first six months of 2016, primarily due to increased manufacturing efficiency related to higher production and sales volumes.

Operating Expenses
SG&A expenses as a percentage of revenues were 35% and 33% in the first six months of 2017 and 2016, respectively. SG&A expenses increased $5.4 million, or 8%, to $74.0 million in the first six months of 2017 from $68.6 million in the first six months of 2016, principally due to an incremental $3.1 million of first quarter 2017 SG&A expenses from PAAL, which was acquired in April 2016, and $2.8 million of incremental acquisition-related expenses. These increases were offset in part by a $1.2 million decrease from the favorable effect of foreign currency translation.

Total stock-based compensation expense was $2.7 million and $2.6 million in the first six months of 2017 and 2016, respectively, and is included in SG&A expenses in the accompanying condensed consolidated statement of income.

KADANT INC.

Results of Operations (continued)

Research and development expenses were $4.4 million and $3.6 million in the first six months of 2017 and 2016, respectively, and represented 2% of revenues in both periods.

Other Income
Other income in the first six months of 2016 represents a pre-tax gain of $0.3 million related to the sale of real estate in Sweden for cash proceeds of $0.4 million.

Interest Income

Interest income increased $0.1 million to $0.2 million in the first six months of 2017 from $0.1 million in the first six months of 2016 due to higher average invested balances in the first six months of 2017.

Interest Expense
Interest expense was $0.7 million and $0.6 million in the first six months of 2017 and the first six months of 2016, respectively. We expect interest expense to increase significantly in the second half of 2017 due to an additional $170.0 million in borrowings related to the acquisition of NII.

Provision for Income Taxes
Our provision for income taxes was $5.7 million and $6.4 million in the first six months of 2017 and 2016, respectively, and represented 25% and 29% of pre-tax income. The effective tax rate of 25% in the first six months of 2017 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses and unrecognized tax benefits. The effective tax rate of 29% in the first six months of 2016 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements. These items were offset in part by an increase in tax related to non-deductible expenses and state taxes.

Net Income
Net income increased $1.9 million to $17.3 million in the first six months of 2017 compared to $15.4 million in the first six months of 2016 due to a $1.2 million increase in our operating income and a $0.7 million decrease in our provision for income taxes (see Revenues, Gross Profit Margin, Operating Expenses, and Provision for Income Taxes discussed above).

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

We are continuing to assess the potential effects of these ASUs on our condensed consolidated financial statements, business processes, systems and controls. We are analyzing our current contracts and comparing our current accounting policies and practices pertaining to revenue recognition to those required under the new ASUs to identify potential differences. Based on procedures performed to date, we have identified certain contracts that would likely be impacted by applying the new revenue

KADANT INC.

Results of Operations (continued)

standard. These include contracts that are currently accounted for under the completed-contract method of accounting and contracts for products that are specific to the customer's requirements. We recognize revenue for long-term contracts under the completed-contract method of accounting when the contract is substantially complete, the product is delivered and, if applicable, customer acceptance criteria is met. Contracts that contain customer-specific components and do not meet the requirements for percentage of completion method of accounting are accounted for when the risks and rewards of ownership have transferred, provided all other revenue recognition criteria are met. Under the new guidance, revenue related to such contracts will be accelerated if the "over time" criteria are met.

We are still in the process of evaluating these contracts and other types of contracts and quantifying the expected impact that the standard will have on our financial statements and related disclosures. While the assessment process is ongoing, we currently anticipate adopting these ASUs using the modified retrospective transition approach. Under this approach, this guidance would apply to all new contracts initiated in fiscal 2018. For existing contracts that have remaining obligations as of the beginning of fiscal 2018, any difference between the recognition criteria in these ASUs and our current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. The amount of this adjustment is yet to be determined and will be impacted by many factors including the number and value of contracts in progress at the transition date, the nature and composition of contracts in progress at the transition date, the terms of the respective contracts in progress at the transition date and the relevant accounting conclusions on each of these contracts in progress at the transition date. We are also in the process of developing and implementing appropriate changes to our business processes, systems and controls to support the recognition criteria and disclosure requirements of these ASUs.

See Note 1, under the heading “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

Liquidity and Capital Resources

Consolidated working capital was $135.8 million at July 1, 2017, compared with $118.4 million at December 31, 2016. Included in working capital were cash and cash equivalents of $85.8 million at July 1, 2017, compared with $71.5 million at December 31, 2016. At July 1, 2017, $82.0 million of cash and cash equivalents was held by our foreign subsidiaries.

First Six Months of 2017
Our operating activities provided cash of $25.4 million in the first six months of 2017. Working capital used cash of $6.1 million for inventories primarily related to purchases associated with the expected shipment of Stock-Preparation capital orders in the second half of 2017 and $3.0 million in unbilled costs and fees primarily in our Stock-Preparation product line. To a lesser extent, cash of $2.7 million was used to fund increases in other current assets largely related to prepayments for raw material and an increase in refundable income taxes. Partially offsetting these uses of cash were increases of $6.0 million in other current liabilities primarily related to an increase in customer deposits connected with large orders in our Stock-Preparation and Wood Processing product lines and $3.4 million in accounts payable related in part to purchases of inventory.

Our investing activities used cash of $3.6 million in the first six months of 2017, primarily related to purchases of property, plant, and equipment.

Our financing activities used cash of $11.1 million in the first six months of 2017. We received cash proceeds of $8.0 million from borrowings under our unsecured revolving credit facility (2017 Credit Agreement), which were more than offset by $11.2 million used for principal payments on our outstanding debt obligations, $4.4 million used for cash dividends paid to stockholders, $2.2 million used for tax withholding payments related to stock-based compensation, and $1.1 million used for the payment of debt issuance costs.

First Six Months of 2016
Our operating activities provided cash of $19.2 million in the first six months of 2016. Working capital used cash of $8.7 million for other current liabilities primarily related to incentive compensation and income tax payments and $2.5 million for inventory related to orders shipped in the latter part of 2016. These uses of cash were offset in part by $3.7 million of cash provided by a decrease in accounts receivable.

KADANT INC.

Liquidity and Capital Resources (continued)

Our investing activities used cash of $58.0 million in the first six months of 2016 primarily related to the acquisition of PAAL for approximately $56.6 million in cash, net of cash acquired. In addition, we used $1.7 million for purchases of property, plant and equipment in the first six months of 2016.

                Our financing activities provided cash of $28.5 million in the first six months of 2016. We received cash proceeds of $46.0 million from borrowings under our previous unsecured revolving credit facility, of which $29.9 million was used to fund the PAAL acquisition, and $1.4 million from the issuance of our common stock. These sources of cash were offset in part by $12.3 million used for principal payments on our outstanding debt obligations, of which $5.3 million was used to repay the remaining principal balance on our commercial real estate loan, $3.9 million used for cash dividends paid to stockholders and $2.4 million used for tax withholding payments related to stock-based compensation. In addition, we paid $1.1 million of contingent consideration in the first six months of 2016 related to a prior period acquisition.

Additional Liquidity and Capital Resources
On May 18, 2016, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 18, 2016 to May 18, 2017. On May 17, 2017, our board of directors approved the repurchase by us of up to an additional $20 million of our equity securities during the period from May 17, 2017 to May 17, 2018. We did not purchase any shares of our common stock under either of these authorizations in the first six months of 2017.

We paid quarterly cash dividends totaling $4.4 million in the first six months of 2017. On May 17, 2017, we declared a quarterly cash dividend of $0.21 per outstanding share of our common stock, which will be paid on August 10, 2017. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2017 Credit Agreement.

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Through July 1, 2017, we have not provided for U.S. income taxes on approximately $211.0 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $4.5 million.

On July 5, 2017, we acquired the forest products business of NII pursuant to a Stock and Asset Purchase Agreement dated May 24, 2017, for approximately $173.0 million, net of cash acquired, subject to a post-closing adjustment. NII is a global leader in the design and manufacture of equipment used by sawmills, veneer mills, and other manufacturers in the forest products industry. NII also designs and manufactures harvesting equipment used in cutting, gathering, and removing timber from forest plantations. This acquisition extends our presence deeper into the forest products industry and complements our existing Wood Processing Systems segment.

We plan to make expenditures of approximately $16.0 to $17.0 million during the remainder of 2017 for property, plant, and equipment, which includes approximately $11.0 million related to a facility project. We anticipate funding this project through borrowings available under our 2017 Credit Agreement.

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

Revolving Credit Facility
On March 1, 2017, we entered into the 2017 Credit Agreement, which became effective on March 2, 2017. The 2017 Credit Agreement is a five-year unsecured multi-currency revolving credit facility in the aggregate principal amount of up to $200 million. On May 24, 2017, we entered into a first amendment and limited consent (First Amendment) which increased the revolving loan commitment to $300 million. The 2017 Credit Agreement also included an uncommitted unsecured incremental borrowing facility of up to an additional $100 million. The principal on any borrowings made under the 2017 Credit Agreement is due on March 1, 2022. Borrowing may be denominated in U.S. dollars or certain foreign currencies, as defined in the 2017

KADANT INC.

Liquidity and Capital Resources (continued)

Credit Agreement. Interest on any loans outstanding under the 2017 Credit Agreement accrues and generally is payable quarterly in arrears at one of the following rates selected by us: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt, net of certain cash, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30 million. Contemporaneously with the execution of the 2017 Credit Agreement, we borrowed $42.0 million and 26.3 million euros under the 2017 Credit Agreement and applied the proceeds to pay off the previous credit facility.

As of July 1, 2017, the outstanding balance under the 2017 Credit Agreement was $60.7 million, of which $25.7 million was a euro-denominated borrowing used to fund the PAAL acquisition. We had $239.8 million of borrowing capacity available under the committed portion of the 2017 Credit Agreement, which is calculated by translating our foreign-denominated borrowings using transaction date foreign exchange rates.

Subsequent to the end of the quarter, we borrowed an aggregate $170.0 million under the 2017 Credit Agreement, of which $62.7 million was Canadian dollar-denominated and $61.8 million was euro-denominated, which was used to fund the acquisition of NII. Under the First Amendment, the lenders agreed to certain limited funding conditions under the 2017 Credit Agreement in connection with the closing of the NII acquisition.

Our obligations under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to us, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of July 1, 2017, we were in compliance with these covenants.

Loans under the 2017 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to an Amended and Restated Guarantee Agreement, dated as of March 1, 2017. In addition, one of our foreign subsidiaries entered into a Guarantee Agreement limited to certain obligations of two foreign subsidiary borrowers pursuant to a Guarantee Agreement, dated as of March 1, 2017.

Obligations Under Capital Lease
In connection with the acquisition of PAAL, we assumed a sale and leaseback financing arrangement for PAAL's facility in Germany. Under this arrangement, the quarterly lease payment includes principal and interest based on an interest rate which is reset, from time to time, to prevailing short-term borrowing rates in Germany. The interest rate at July 1, 2017 was 1.70%. The lease arrangement includes a net fixed price purchase option of $1.5 million at the end of the lease term in 2022. At July 1, 2017, $4.4 million was outstanding under this capital lease obligation.

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

As of July 1, 2017, the 2015 Swap Agreement had an unrealized gain of $48,000. We believe that any credit risk associated with the swap agreement is remote based on our financial position and the creditworthiness of the financial institution that issued the 2015 Swap Agreement.

KADANT INC.

Liquidity and Capital Resources (continued)

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if we are in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2017 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1. The unrealized gain of $48,000 associated with the 2015 Swap Agreement as of July 1, 2017 represents the estimated amount that we would receive from the counterparty in the event of an early termination.

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

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of July 1, 2017, our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Except for the risk factor shown below, there have no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC.

Our recent acquisition of the forest products business of NII FPG Company increases the risk that our results of operations may be adversely affected by changes in governmental regulations and policies, including restraints on international trade, particularly as to Russia.

We have previously disclosed that operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks. Changes in governmental policies, political unrest, economic sanctions, trade embargoes, or other adverse trade regulations can negatively impact our business. Our sales to customers in Russia and other parts of Europe will increase as a result of our recent acquisition of NII. In August 2017, the United States imposed new trade sanctions against certain persons in Russia, in addition to those previously imposed in 2014. In response, Russia may impose trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions may make it generally more difficult to do business in Russia and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services. Our recent acquisition subjects us to additional risk that such restrictions could have a material adverse impact on our business and operating results going forward.

Item 6 – Exhibits
See Exhibit Index on the page immediately preceding the exhibits.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August, 2017.

KADANT INC.

/s/ Michael J. McKenney
Michael J. McKenney
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KADANT INC.

EXHIBIT INDEX

Exhibit Number
Description of Exhibit

2.1
Stock and Asset Purchase Agreement by and among the Registrant, Kadant Northern U.S. LLC, Kadant Canada Corp., Kadant Northern UK Co. Ltd., Kadant Johnson Europe B.V., NII FPG Company, Nicholson Intellectual Property, Inc., Cascade Natural Resources, Inc. and Northern Industrial, Inc. dated as of May 24, 2017.

10.1
First Amendment and Limited Consent to the Amended and Restated Credit Agreement dated as of May 24, 2017, among Kadant Inc., the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, RBS Citizens, N.A., as Administrative Agent and Multi-currency Administrative Agent.

10.2	Cash Incentive Plan of the Registrant effective as of May 17, 2017.

10.3	Amended and Restated 2006 Equity Incentive Plan of the Registrant effective as of May 17, 2017.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

* Submitted electronically herewith.

(1) The schedules to this document have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the U.S. Securities and Exchange Commission upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at July 1, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Income for the three and six months ended July 1, 2017 and July 2, 2016, (iii) Condensed Consolidated Statement of Comprehensive Income for the three and six months ended July 1, 2017 and July 2, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2017 and July 2, 2016, (v) Condensed Consolidated Statement of Stockholders' Equity for the six months ended July 1, 2017 and July 2, 2016, and (vi) Notes to Condensed Consolidated Financial Statements.