Form 10-Q
period 2017-09-30
KADANT INC
filed 2017-11-08
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Common Stock, $.01 par value	11,007,321

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended September 30, 2017

		Page
PART I: Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016 (unaudited)	3

	Condensed Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2017 and October 1, 2016 (unaudited)	4

	Condensed Consolidated Statement of Comprehensive Income for the three- and nine-month periods ended September 30, 2017 and October 1, 2016 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2017 and October 1, 2016 (unaudited)	6

	Condensed Consolidated Statement of Stockholders' Equity for the nine-month periods ended September 30, 2017 and October 1, 2016 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II: Other Information

Item 1A.	Risk Factors	40

Item 6.	Exhibits	41

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	September 30, 2017	December 31, 2016
(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$90,622	$71,487
Restricted cash (Note 1)	766	2,082
Accounts receivable, less allowances of $2,640 and $2,395 (Note 1)	94,664	65,963
Inventories (Note 1)	90,450	54,951
Unbilled contract costs and fees	6,256	3,068
Other current assets	20,911	9,799
Total Current Assets	303,669	207,350

Property, Plant, and Equipment, at Cost	153,878	124,424
Less: accumulated depreciation and amortization	83,505	76,720
	70,373	47,704

Other Assets	13,546	11,452
Intangible Assets, Net (Notes 1 and 2)	135,231	52,730
Goodwill (Notes 1 and 2)	264,840	151,455
Total Assets	$787,659	$470,691

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$707	$643
Accounts payable	35,136	23,929
Customer deposits	27,940	21,168
Accrued payroll and employee benefits	25,448	20,508
Billings in excess of costs and fees	10,781	1,271
Other current liabilities	29,068	21,394
Total Current Liabilities	129,080	88,913

Long-Term Deferred Income Taxes	31,070	14,631
Other Long-Term Liabilities	18,531	17,100
Long-Term Obligations (Note 6)	278,091	65,768

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	101,774	101,405
Retained earnings	344,449	321,050
Treasury stock at cost, 3,616,838 and 3,686,532 shares	(88,627)	(90,335)
Accumulated other comprehensive items (Note 9)	(28,197)	(49,637)
Total Kadant Stockholders' Equity	329,545	282,629
Noncontrolling interest	1,342	1,650
Total Stockholders' Equity	330,887	284,279
Total Liabilities and Stockholders' Equity	$787,659	$470,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
(In thousands, except per share amounts)

Revenues (Note 12)	$152,794	$105,519	$365,893	$313,885

Costs and Operating Expenses:
Cost of revenues	88,166	57,440	199,449	171,569
Selling, general, and administrative expenses	42,535	33,527	116,493	102,095
Research and development expenses	2,635	1,991	7,004	5,640
Other income (Note 3)	—	—	—	(317)
	133,336	92,958	322,946	278,987

Operating Income	19,458	12,561	42,947	34,898

Interest Income	94	54	300	175
Interest Expense	(1,282)	(305)	(2,022)	(914)

Income Before Provision for Income Taxes	18,270	12,310	41,225	34,159
Provision for Income Taxes (Note 5)	4,860	3,081	10,550	9,500

Income from Continuing Operations	13,410	9,229	30,675	24,659

Income from Discontinued Operation (net of income tax provision of $1 in the 2016 periods)	—	3	—	3

Net Income	13,410	9,232	30,675	24,662

Net Income Attributable to Noncontrolling Interest	(125)	(75)	(343)	(318)

Net Income Attributable to Kadant	$13,285	$9,157	$30,332	$24,344

Earnings per Share Attributable to Kadant (Note 4):
Basic	$1.21	$0.84	$2.76	$2.24
Diluted	$1.17	$0.82	$2.69	$2.19

Weighted Average Shares (Note 4):
Basic	11,004	10,901	10,986	10,854
Diluted	11,344	11,189	11,282	11,120

Cash Dividends Declared per Common Share	$0.21	$0.19	$0.63	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
(In thousands)

Net Income	$13,410	$9,232	$30,675	$24,662

Other Comprehensive Items:
Foreign currency translation adjustment	7,740	(979)	21,427	(243)
Pension and other post-retirement liability adjustments (net of tax provision (benefit) of $26 and $86 in the three and nine months ended September 30, 2017, respectively, and $68 and $(91) in the three and nine months ended October 1, 2016, respectively)	(11)	127	152	(144)
Deferred gain on hedging instruments (net of tax provision (benefit) of $28 and $44 in the three and nine months ended September 30, 2017, respectively, and $75 and $(148) in the three and nine months ended October 1, 2016, respectively)	58	139	92	99
Other Comprehensive Items	7,787	(713)	21,671	(288)
Comprehensive Income	21,197	8,519	52,346	24,374
Comprehensive Income Attributable to Noncontrolling Interest	(193)	(92)	(574)	(358)
Comprehensive Income Attributable to Kadant	$21,004	$8,427	$51,772	$24,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
(In thousands)

Operating Activities:
Net income attributable to Kadant	$30,332	$24,344
Net income attributable to noncontrolling interest	343	318
Income from discontinued operation	—	(3)
Net income	30,675	24,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,056	10,934
Stock-based compensation expense	4,283	3,865
Provision for losses on accounts receivable	238	420
Loss (gain) on the sale of property, plant, and equipment	37	(384)
Other items, net	(738)	256
Contributions to U.S. pension plan	(810)	(810)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,225)	3,731
Unbilled contract costs and fees	(2,582)	1,713
Inventories	(3,504)	2,051
Other current assets	(2,517)	620
Accounts payable	2,049	(5,599)
Other current liabilities	8,366	(6,717)
Net cash provided by continuing operations	32,328	34,739
Net cash used in discontinued operation	—	(2)
Net cash provided by operating activities	32,328	34,737

Investing Activities:
Acquisitions, net of cash acquired (Note 2)	(204,228)	(56,617)
Purchases of property, plant, and equipment	(8,718)	(3,579)
Proceeds from sale of property, plant, and equipment	111	409
Net cash used in investing activities	(212,835)	(59,787)

Financing Activities:
Proceeds from issuance of debt (Note 6)	222,019	48,046
Repayment of debt	(20,272)	(15,429)
Dividends paid	(6,699)	(5,964)
Tax withholding payments related to stock-based compensation	(2,206)	(2,572)
Payment of debt issuance costs (Note 6)	(1,257)	(27)
Payment of contingent consideration	—	(1,091)
Proceeds from issuance of Company common stock	—	1,780
Change in restricted cash	1,523	(793)
Dividend paid to noncontrolling interest	(882)	—
Other financing activities	(288)	—
Net cash provided by financing activities	191,938	23,950

Exchange Rate Effect on Cash and Cash Equivalents	7,704	(1,195)

Increase (Decrease) in Cash and Cash Equivalents	19,135	(2,295)
Cash and Cash Equivalents at Beginning of Period	71,487	65,530
Cash and Cash Equivalents at End of Period	$90,622	$63,235

See Note 1 for supplemental cash flow information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at January 2, 2016	14,624,159	$146	$100,536	$297,258	3,850,779	$(94,359)	$(36,972)	$1,336	$267,945

Net income	—	—	—	24,344	—	—	—	318	24,662

Dividends declared	—	—	—	(6,207)	—	—	—	—	(6,207)

Activity under stock plans	—	—	(343)	—	(141,373)	3,464	—	—	3,121

Other comprehensive items	—	—	—	—	—	—	(328)	40	(288)

Balance at October 1, 2016	14,624,159	$146	$100,193	$315,395	3,709,406	$(90,895)	$(37,300)	$1,694	$289,233

Balance at December 31, 2016	14,624,159	$146	$101,405	$321,050	3,686,532	$(90,335)	$(49,637)	$1,650	$284,279

Net income	—	—	—	30,332	—	—	—	343	30,675

Dividends declared	—	—	—	(6,933)	—	—	—	—	(6,933)

Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(882)	(882)

Activity under stock plans	—	—	369	—	(69,694)	1,708	—	—	2,077

Other comprehensive items	—	—	—	—	—	—	21,440	231	21,671

Balance at September 30, 2017	14,624,159	$146	$101,774	$344,449	3,616,838	$(88,627)	$(28,197)	$1,342	$330,887

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

Through its Papermaking Systems segment, the Company develops, manufactures, and markets a range of equipment and products primarily for papermaking, paper recycling, recycling and waste management, and other process industries worldwide. The Company's principal products in this segment include custom-engineered stock-preparation systems and equipment for the preparation of wastepaper for conversion into recycled paper and balers and related equipment used in the processing of recyclable and waste materials; fluid-handling systems and equipment used in industrial piping systems to efficiently transfer fluid, power, and data; doctoring systems and equipment and related consumables important to the efficient operation of paper machines and other industrial processes; and filtration and cleaning systems essential for draining, purifying, and recycling process water and cleaning fabrics, belts, and rolls in various process industries.

Through its Wood Processing Systems segment, the Company develops, manufactures, and markets debarkers, stranders, and timber harvesting equipment used in the production of lumber and oriented strand board (OSB), an engineered wood panel product used primarily in home construction. Through this segment, the Company also provides refurbishment and repair of pulping equipment for the pulp and paper industry.

Through its Fiber-based Products business, the Company manufactures and sells granules derived from papermaking by-products primarily for use as agricultural carriers and for home lawn and garden applications, as well as for oil and grease absorption.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 30, 2017 and its results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2017 and October 1, 2016, and its cash flows and stockholders' equity for the nine-month periods ended September 30, 2017 and October 1, 2016. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016
Non-Cash Investing Activities:
Fair value of assets acquired	$241,141	$87,060
Cash paid for acquired businesses	(206,447)	(58,894)
Liabilities assumed of acquired businesses	$34,694	$28,166
Non-Cash Financing Activities:
Issuance of Company common stock	$3,018	$3,260
Dividends declared but unpaid	$2,312	$2,074

Restricted Cash
As of September 30, 2017 and December 31, 2016, the Company had restricted cash of $766,000 and $2,082,000, respectively. This cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire by the end of 2018.

Banker's Acceptance Drafts
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $16,687,000 and $7,852,000 at September 30, 2017 and December 31, 2016, respectively, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Inventories
The components of inventories are as follows:

	September 30, 2017	December 31, 2016
(In thousands)
Raw Materials and Supplies	$40,969	$21,086
Work in Process	20,158	12,293
Finished Goods	29,323	21,572
Total Inventories	$90,450	$54,951

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible Assets, Net
The changes in the carrying amount of intangible assets are as follows:

	September 30, 2017	December 31, 2016
(In thousands)
Indefinite-Lived, Gross	$8,100	$8,100
Acquisition (Note 2)	8,500	—
Currency translation	271	—
Indefinite-Lived, Net	16,871	8,100

Definite-Lived, Gross	101,743	77,052
Acquisitions (Note 2)	75,540	24,691
Accumulated amortization	(56,913)	(49,040)
Currency translation	(2,010)	(8,073)
Definite-Lived, Net	118,360	44,630

Total Intangible Assets, Net	$135,231	$52,730

Intangible assets by major asset class are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
September 30, 2017
Customer relationships	$111,801	$(821)	$(26,404)	$84,576
Intellectual property	46,501	(817)	(18,846)	26,838
Tradenames	21,827	(39)	(1,382)	20,406
Other	13,754	(62)	(10,281)	3,411
	$193,883	$(1,739)	$(56,913)	$135,231
December 31, 2016
Customer relationships	$59,101	$(5,202)	$(21,805)	$32,094
Intellectual property	27,101	(2,052)	(17,105)	7,944
Tradenames	12,547	(591)	(1,065)	10,891
Other	11,094	(228)	(9,065)	1,801
	$109,843	$(8,073)	$(49,040)	$52,730

Intangible assets are initially recorded at fair value at the date of acquisition and are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance at December 31, 2016
Gross balance	$219,699	$17,265	$236,964
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	134,190	17,265	151,455
2017 Adjustments
Acquisitions (Note 2)	15,277	84,606	99,883
Currency translation	9,937	3,565	13,502
Total 2017 adjustments	25,214	88,171	113,385
Balance at September 30, 2017
Gross balance	244,913	105,436	350,349
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	$159,404	$105,436	$264,840

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016
Balance at Beginning of Year	$3,843	$3,670
Provision charged to income	1,931	2,454
Usage	(1,506)	(2,574)
Acquisitions	790	991
Currency translation	382	(19)
Balance at End of Period	$5,440	$4,522

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

Business Combinations (Topic 805), Clarifying the Definition of a Business. In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The revised definition of a business under this ASU will reduce the number of transactions that are accounted for as business combinations. This new guidance is effective on a prospective basis for the Company in fiscal 2018. Early adoption is allowed for certain transactions. The Company is currently evaluating the effects that the adoption of this ASU will have on its condensed consolidated financial statements.

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

Derivatives and Hedging (Topic 815): Targeted Improvements in Accounting for Hedging Activity. In August 2017, the FASB issued ASU No. 2017-12, which provides improvements to current hedge accounting to better portray the economic results of an entity’s risk management activities and to simplify the application of current hedge accounting guidance. This new guidance is effective on a prospective basis for the Company in fiscal 2019. Early adoption is permitted. The Company does not believe that adoption of this ASU will have a material effect on its condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisitions

The Company’s acquisitions are accounted for using the purchase method of accounting and their results are included in the accompanying financial statements from their respective dates of acquisition. Historically, the Company’s acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition transaction costs are included in selling, general, and administrative expenses (SG&A) in the accompanying condensed consolidated statement of income as incurred. The Company recorded acquisition transaction costs of $5,002,000 in the first nine months of 2017.

Unaflex, LLC
On August 14, 2017, the Company acquired certain assets of Unaflex, LLC (Unaflex) for approximately $31,274,000 in cash, subject to a post-closing adjustment. The Company funded the acquisition through borrowings under its 2017 Amended and Restated Credit Agreement (see Note 6). Unaflex, located principally in South Carolina, is a leading manufacturer of expansion joints and related products for process industries. Revenues for Unaflex were approximately $17,494,000 for the twelve months ended December 31, 2016. This acquisition complements the Company’s existing Fluid-Handling product line within the Company’s Papermaking Systems segment. The Company expects several synergies in connection with this acquisition, including expanding sales of products offered by Unaflex by leveraging the Company’s sales efforts, as well as sourcing and manufacturing efficiencies. Goodwill from the Unaflex acquisition was $15,277,000, all of which is expected to be deductible for tax purposes. For the quarter ended September 30, 2017, the Company recorded revenues and an operating loss from Unaflex from its date of acquisition of $2,522,000 and $36,000, respectively. Included in the operating loss was amortization expense of $106,000 associated with acquired profit in inventory.

NII FPG Company
On July 5, 2017, the Company acquired the forest products business of NII FPG Company (NII) pursuant to a Stock and Asset Purchase Agreement dated May 24, 2017, for approximately $170,655,000, net of cash acquired, which includes a post-closing adjustment of $2,134,000 that was received subsequent to the end of the third quarter. In connection with the acquisition, the Company borrowed an aggregate $170,018,000 under its 2017 Amended and Restated Credit Agreement (see Note 6) in the third quarter of 2017, including $62,690,000 of Canadian dollar-denominated and $61,769,000 of euro-denominated borrowings. NII, which has two primary manufacturing facilities located in Canada and Finland, is a global leader in the design and manufacture of equipment used by sawmills, veneer mills, and other manufacturers in the forest products industry. NII also designs and manufactures harvesting equipment used in cutting, gathering, and removing timber from forest plantations. Revenues for NII were approximately $81,000,000 for the twelve months ended December 31, 2016. This acquisition extends the Company's presence deeper into the forest products industry and complements its existing Wood Processing Systems segment. The Company expects several synergies in connection with this acquisition, including expansion of product sales at the Company's existing businesses by leveraging NII's geographic presence, as well as sourcing and manufacturing efficiencies. Goodwill from the acquisition was $84,606,000, of which $32,990,000 is expected to be deductible for tax purposes. For the quarter ended September 30, 2017, the Company recorded revenues and operating income from NII from its date of acquisition of $26,668,000 and $1,124,000, respectively. Included in operating income was amortization expense of $4,212,000 associated with acquired profit in inventory and backlog.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisitions (continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed and the purchase price for NII and Unaflex. The final purchase accounting and purchase price allocation remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and the valuation of acquired intangibles.

	NII	Unaflex
(In thousands)	July 5, 2017	August 14, 2017

Net Assets Acquired:
Cash and Cash Equivalents	$2,219	$—
Accounts Receivable	6,542	2,079
Inventories	26,181	1,903
Property, Plant, and Equipment	12,981	1,357
Other Assets	1,732	90
Definite-Lived Intangible Assets
Product technology	17,100	2,300
Customer relationships	44,700	8,000
Other	2,540	900
Indefinite-Lived Intangible Assets
Tradenames	8,500	—
Goodwill	84,606	15,277
Total assets acquired	207,101	31,906

Accounts Payable	4,970	358
Customer Deposits	7,396	100
Long-Term Deferred Tax Liability	17,073	—
Other Liabilities	4,788	174
Total liabilities assumed	34,227	632
Net assets acquired	$172,874	$31,274

Purchase Price:
Cash	$4,990	$—
Cash Paid to Seller Borrowed Under the Revolving Credit Facility	170,018	31,274
Post-closing Adjustment	(2,134)	—
Total purchase price	$172,874	$31,274

For the NII acquisition, the weighted-average amortization period for definite-lived intangible assets acquired is 12 years, including weighted-average amortization periods of 15 years for product technology, 11 years for customer relationships, and 4 years for other intangible assets. For the Unaflex acquisition, the weighted average amortization period for definite-lived intangible assets acquired, including customer relationships, product technology and other intangible assets, is 10 years.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisitions (continued)

Unaudited Supplemental Pro Forma Information
Had the acquisitions of NII and Unaflex been completed as of the beginning of 2016, the Company’s pro forma results of operations for the nine months ended September 30, 2017 and October 1, 2016 would have been as follows:

	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2017	October 1, 2016
Revenues	$416,570	$383,450

Net Income Attributable to Kadant	$40,929	$20,680

Earnings per Share Attributable to Kadant:
Basic	$3.73	$1.91
Diluted	$3.63	$1.86

Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the business combination:

•	Pre-tax charge to SG&A expenses of $5,002,000 in 2016 and reversal in 2017, for acquisition transaction costs.

•	Estimated pre-tax charge to cost of revenues of $4,986,000 in 2016 and reversal of $3,360,000 in 2017, for the sale of NII and Unaflex inventory revalued at the date of acquisition.

•	Estimated pre-tax charge to SG&A expenses of $1,610,000 in 2016 and reversal of $958,000 in 2017, for intangible asset amortization related to acquired backlog.

•	Reversal of pre-tax income of $852,000 in 2017, related to NII's gain on the sale of a building.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisitions of NII and Unaflex occurred as of the beginning of 2016, or that may result in the future.

PAALGROUP
In the first quarter of 2017, the Company paid additional post-closing consideration of $165,000 associated with the April 2016 acquisition of RT Holding GmbH, the parent corporation of a group of companies known as the PAALGROUP (PAAL).

3.    Other Income

In the first nine months of 2016, other income consisted of a pre-tax gain of $317,000 from the sale of real estate in Sweden for cash proceeds of $368,000.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Income from Continuing Operations	$13,285	$9,154	$30,332	$24,341
Income from Discontinued Operation	—	3	—	3
Net Income	$13,285	$9,157	$30,332	$24,344

Basic Weighted Average Shares	11,004	10,901	10,986	10,854
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	340	288	296	266
Diluted Weighted Average Shares	11,344	11,189	11,282	11,120

Basic Earnings per Share	$1.21	$0.84	$2.76	$2.24

Diluted Earnings per Share	$1.17	$0.82	$2.69	$2.19

Unvested restricted stock units (RSUs) equivalent to approximately 4,000 and 13,000 shares of common stock in the third quarter of 2017 and 2016, respectively, and 21,000 and 62,000 shares of common stock in the first nine months of 2017 and 2016, respectively, were not included in the computation of diluted EPS as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

5.    Provision for Income Taxes

The provision for income taxes was $10,550,000 and $9,500,000 in the first nine months of 2017 and 2016, respectively, and represented 26% and 28% of pre-tax income. The effective tax rate of 26% in the first nine months of 2017 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses and unrecognized tax benefits. The effective tax rate of 28% in the first nine months of 2016 was lower than the Company's statutory tax rate primarily due to the distribution of the Company's worldwide earnings, the adoption of a new accounting standard that resulted in a favorable adjustment for the net excess income tax benefits from stock-based compensation arrangements, a partial release of the U.S. valuation allowance related to state net operating losses, and a partial benefit of current-year state losses. These items were offset in part by an increase in tax related to non-deductible expenses.

6.    Long-Term Obligations

Long-term obligations are as follows:

	September 30, 2017	December 31, 2016
(In thousands)
Revolving Credit Facility, due 2022	$273,577	$61,494
Obligations Under Capital Lease, due 2017 to 2022	4,639	4,309
Other Borrowings, due 2017 to 2023	582	608
Total	278,798	66,411
Less: Current Maturities of Long-Term Obligations	(707)	(643)
Long-Term Obligations	$278,091	$65,768

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Long-Term Obligations (continued)

Revolving Credit Facility
On March 1, 2017, the Company entered into an Amended and Restated Credit Agreement that became effective on March 2, 2017, which is a five-year unsecured multi-currency revolving credit facility in the aggregate principal amount of up to $200,000,000. On May 24, 2017, the Company entered into a first amendment and limited consent (as amended, the "2017 Credit Agreement"), which increased the revolving loan commitment to $300,000,000. The 2017 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $100,000,000. The principal on any borrowings made under the 2017 Credit Agreement is due on March 1, 2022. Borrowing may be denominated in U.S. dollars or certain foreign currencies, as defined in the 2017 Credit Agreement. Interest on any loans outstanding under the 2017 Credit Agreement accrues and generally is payable quarterly in arrears at one of the following rates selected by the Company: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt, net of certain cash, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30,000,000.

The obligations of the Company under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of September 30, 2017, the Company was in compliance with these covenants.

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

In the first nine months of 2017, the Company borrowed an aggregate $222,019,000 under the 2017 Credit Agreement, including $70,691,000 of Canadian dollar-denominated and $61,769,000 of euro-denominated borrowings. As of September 30, 2017, the outstanding balance under the 2017 Credit Agreement was $273,577,000, including $90,410,000 of euro-denominated and $66,608,000 of Canadian dollar-denominated borrowings. As of September 30, 2017, the Company had $26,421,000 of borrowing capacity available under its 2017 Credit Agreement, which was calculated by translating its foreign-denominated borrowings using transaction date foreign exchange rates.

The weighted average interest rate for the borrowings under the 2017 Credit Agreement was 1.88% as of September 30, 2017.

Debt Issuance Costs
During the first nine months of 2017, the Company incurred an additional $1,257,000 of debt issuance costs related to the 2017 Credit Agreement. Unamortized debt issuance costs were $1,362,000 as of September 30, 2017, which are included in other assets in the accompanying condensed consolidated balance sheet and are being amortized to interest expense using the straight-line method.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Long-Term Obligations (continued)

Obligations Under Capital Lease
In connection with the acquisition of PAAL, the Company assumed a sale-leaseback financing arrangement for PAAL's facility in Germany. Under this arrangement, the quarterly lease payment includes principal and interest based on an interest rate which is reset, from time to time, to prevailing short-term borrowing rates in Germany. The interest rate at September 30, 2017 was 1.70%. The quarterly lease payment also includes a payment to the landlord toward a corresponding loan receivable. The loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $426,000 at September 30, 2017. The lease arrangement provides for a fixed price purchase option, net of the loan receivable, of $1,644,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of September 30, 2017, $4,532,000 was outstanding under this capital lease obligation.
The Company also assumed capital lease obligations for certain equipment as part of the PAAL acquisition. These capital lease obligations bear a weighted average interest rate of 3.43% and have an average remaining term of 2.6 years. As of September 30, 2017, $107,000 was outstanding under these capital lease obligations.

7.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,547,000 and $1,269,000 in the third quarters of 2017 and 2016, respectively, and $4,283,000 and $3,865,000 in the first nine months of 2017 and 2016, respectively, within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award net of forfeitures. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award net of forfeitures and remeasured at each reporting period until the total number of RSUs to be issued is known. During the first quarter of 2017, the Company granted stock-based compensation to executive officers and employees consisting of 39,229 shares of performance-based RSUs and 38,331 shares of time-based RSUs and granted 12,000 shares of time-based RSUs to its non-employee directors. Unrecognized compensation expense related to stock-based compensation totaled approximately $6,037,000 at September 30, 2017, and will be recognized over a weighted average period of 1.7 years.

8.    Employee Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan for eligible employees at one of its U.S. divisions and its corporate office. Certain of the Company’s non-U.S. subsidiaries also sponsor defined benefit pension plans covering certain employees at those subsidiaries. Funds for the U.S. pension plan and one of the non-U.S. pension plans are contributed to a trustee as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The remaining non-U.S. pension plans are unfunded as permitted under their plans and applicable laws. Benefits under the Company’s pension plans are based on years of service and employee compensation.

The Company also provides other post-retirement benefits under plans in the United States and at one of its non-U.S. subsidiaries. In addition, the Company provides a restoration plan for certain executive officers which fully supplements benefits lost under the noncontributory defined benefit retirement plan as a consequence of applicable Internal Revenue Service limits and restores benefits for the limitation of years of service under the retirement plan.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Employee Benefit Plans (continued)

The components of net periodic benefit cost for the Company's U.S. and non-U.S. pension plans and other post-retirement benefit plans are as follows:

	Three Months Ended September 30, 2017			Three Months Ended October 1, 2016
(In thousands, except percentages)	U.S. Pension	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Components of Net Periodic Benefit Cost:
Service cost	$171	$35	$43	$181	$25	$33
Interest cost	307	28	43	318	26	38
Expected return on plan assets	(331)	(10)	(1)	(322)	(5)	(1)
Recognized net actuarial loss	110	10	22	124	9	12
Amortization of prior service cost	14	2	22	14	2	22
Net Periodic Benefit Cost	$271	$65	$129	$315	$57	$104

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.03%	3.42%	4.12%	4.22%	3.85%	4.30%
Expected Long-Term Return on Plan Assets	5.00%	7.72%	7.72%	5.00%	6.90%	6.90%
Rate of Compensation Increase	3.00%	3.41%	3.08%	3.00%	2.98%	3.03%

	Nine Months Ended September 30, 2017			Nine Months Ended October 1, 2016
(In thousands, except percentages)	U.S. Pension	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Components of Net Periodic Benefit Cost:
Service cost	$514	$100	$131	$543	$77	$99
Interest cost	923	78	127	954	78	114
Expected return on plan assets	(994)	(27)	(1)	(966)	(19)	(1)
Recognized net actuarial loss	331	28	62	372	29	36
Amortization of prior service cost	40	4	66	42	4	67
Settlement loss	—	—	—	—	—	114
Net Periodic Benefit Cost	$814	$183	$385	$945	$169	$429

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.03%	3.43%	4.12%	4.22%	3.88%	4.28%
Expected Long-Term Return on Plan Assets	5.00%	7.72%	7.72%	5.00%	6.90%	6.90%
Rate of Compensation Increase	3.00%	3.42%	3.07%	3.00%	2.98%	3.02%

The Company made cash contributions of $810,000 to its U.S. noncontributory defined benefit pension plan in the first nine months of 2017 and expects to make cash contributions of $270,000 over the remainder of 2017. For the remaining pension and post-retirement benefit plans, no material cash contributions other than to fund current benefit payments are expected in 2017.

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

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost on Pension and Other Post- Retirement Benefit Plans	Deferred Loss on Pension and Other Post- Retirement Benefit Plans	Deferred Gain (Loss) on Hedging Instruments	Accumulated Other Comprehensive Items
Balance at December 31, 2016	$(41,094)	$(397)	$(8,158)	$12	$(49,637)
Other comprehensive income (loss) before reclassifications	21,196	(115)	(78)	51	21,054
Reclassifications from AOCI	—	70	275	41	386
Net current period other comprehensive income (loss)	21,196	(45)	197	92	21,440
Balance at September 30, 2017	$(19,898)	$(442)	$(7,961)	$104	$(28,197)

Balance at January 2, 2016	$(27,932)	$(489)	$(8,322)	$(229)	$(36,972)
Other comprehensive loss before reclassifications	(283)	(1)	(575)	(265)	(1,124)
Reclassifications from AOCI	—	71	361	364	796
Net current period other comprehensive (loss) income	(283)	70	(214)	99	(328)
Balance at October 1, 2016	$(28,215)	$(419)	$(8,536)	$(130)	$(37,300)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	Statement of Income Line Item
Pension and Other Post-Retirement Plans: (a)
Amortization of actuarial losses	$(142)	$(145)	$(421)	$(551)	SG&A expenses
Amortization of prior service costs	(38)	(38)	(110)	(113)	SG&A expenses
Total expense before income taxes	(180)	(183)	(531)	(664)
Income tax benefit	63	64	186	232	Provision for income taxes
	(117)	(119)	(345)	(432)
Cash Flow Hedges: (b)
Interest rate swap agreements	(8)	(21)	(26)	(157)	Interest expense
Forward currency-exchange contracts	—	—	—	(24)	Revenues
Forward currency-exchange contracts	(26)	(113)	(37)	(182)	Cost of revenues
Total expense before income taxes	(34)	(134)	(63)	(363)
Income tax benefit (provision)	11	47	22	(1)	Provision for income taxes
	(23)	(87)	(41)	(364)
Total Reclassifications	$(140)	$(206)	$(386)	$(796)

(a)	Included in the computation of net periodic benefit cost. See Note 8 for additional information.

(b)	See Note 10 for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives

The Company uses derivative instruments primarily to reduce its exposure to changes in currency exchange rates and interest rates. When the Company enters into a derivative contract, the Company determines whether the transaction is deemed to be a hedge for accounting purposes. For a contract deemed to be a hedge, the Company formally documents the relationship between the derivative instrument and the risk being hedged. In this documentation, the Company specifically identifies the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluates whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, the Company does not use hedge accounting for the derivative. The changes in the fair value of a derivative not deemed to be a hedge are recorded currently in earnings. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

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

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if the Company is in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the 2017 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of September 30, 2017, the Company was in compliance with these covenants. The unrealized gain associated with the 2015 Swap Agreement was $65,000 as of September 30, 2017, which represents the estimated amount that the Company would receive from the counterparty in the event of an early termination.

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

In the second quarter of 2017, the Company entered into forward currency-exchange contracts associated with the anticipated consideration to be paid for the acquisition of NII and recognized a loss of $1,754,000 associated with these transactions. The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income a gain of $109,000 and a loss of $120,000 in the third quarters of 2017 and 2016, respectively, and losses of $1,384,000 and $556,000 in the first nine months of 2017 and 2016, respectively, associated with its forward currency-exchange contracts that were not designated as hedges, including the contracts related to the NII acquisition. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

The following table summarizes the fair value of the Company's derivative instruments designated and not designated as hedging instruments, the notional value of the associated derivative contracts, and the location of these instruments in the accompanying condensed consolidated balance sheet:

		September 30, 2017		December 31, 2016
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$88	$950	$—	$—
Interest rate swap agreement	Other Long-Term Assets	$65	$10,000	$62	$10,000
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$—	$—	$(41)	$2,380

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$8	$2,169	$2	$227
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(4)	$886	$(237)	$17,185

(a)	See Note 11 for the fair value measurements relating to these financial instruments.

(b)
The total notional amount is indicative of the level of the Company's derivative activity during the first nine months of 2017, except for the purchase of forward currency-exchange contracts entered into in the second quarter of 2017 in anticipation of consideration paid for the acquisition of NII.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the nine months ended September 30, 2017:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contracts	Total
Unrealized Gain (Loss), Net of Tax, at December 31, 2016	$40	$(28)	$12
Loss reclassified to earnings (a)	17	24	41
(Loss) gain recognized in AOCI	(15)	66	51
Unrealized Gain, Net of Tax, at September 30, 2017	$42	$62	$104

(a) See Note 9 for the income statement classification.

As of September 30, 2017, the Company expects to reclassify $64,000 of the net unrealized gains included in AOCI to earnings over the next twelve months.

11.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$15,829	$—	$—	$15,829
Forward currency-exchange contracts	$—	$96	$—	$96
Interest rate swap agreement	$—	$65	$—	$65
Banker's acceptance drafts (a)	$—	$16,687	$—	$16,687

Liabilities:
Forward currency-exchange contracts	$—	$4	$—	$4

	Fair Value as of December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$10,855	$—	$—	$10,855
Forward currency-exchange contracts	$—	$2	$—	$2
Interest rate swap agreement	$—	$62	$—	$62
Banker's acceptance drafts (a)	$—	$7,852	$—	$7,852

Liabilities:
Forward currency-exchange contracts	$—	$278	$—	$278

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2017. The Company's financial assets and liabilities carried at fair value are cash equivalents, banker's acceptance drafts, and derivative instruments used to hedge the Company's foreign currency and interest rate risks. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and readily tradable. These cash equivalents are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair value of the Company's interest rate swap agreement is based on LIBOR yield curves at the reporting date. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The forward currency-exchange contracts and interest rate swap agreement are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Long-term Debt Obligations:
Revolving credit facility	$273,577	$273,577	$61,494	$61,494
Capital lease obligations	4,115	4,115	3,857	3,857
Other borrowings	399	399	417	417
	$278,091	$278,091	$65,768	$65,768

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2017	2016	2017	2016
Revenues:
Papermaking Systems	$111,135	$96,078	$295,416	$280,436
Wood Processing Systems	39,714	7,962	61,050	25,437
Fiber-based Products	1,945	1,479	9,427	8,012
	$152,794	$105,519	$365,893	$313,885

Income Before Provision for Income Taxes:
Papermaking Systems (a)	$21,544	$16,915	$52,932	$44,747
Wood Processing Systems (b)	4,418	2,150	6,196	5,406
Corporate and Fiber-based Products (c)	(6,504)	(6,504)	(16,181)	(15,255)
Total operating income	19,458	12,561	42,947	34,898
Interest expense, net	(1,188)	(251)	(1,722)	(739)
	$18,270	$12,310	$41,225	$34,159

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands)	2017	2016	2017	2016
Capital Expenditures:
Papermaking Systems	$3,790	$1,632	$6,567	$3,341
Other	1,493	211	2,151	238
	$5,283	$1,843	$8,718	$3,579

			September 30,	December 31,
(In thousands)			2017	2016
Total Assets:
Papermaking Systems			$492,071	$407,538
Wood Processing Systems			259,487	52,407
Other (d)			36,101	10,746
			$787,659	$470,691

(a) Includes $278,000, and $593,000 of acquisition-related expenses in the three- and nine-month periods ended September 30, 2017, respectively. Includes $114,000 and $3,491,000 of acquisition-related expenses in the three- and nine-month periods ended October 1, 2016, respectively. Acquisition-related expenses include acquisition transaction costs and amortization of acquired profit in inventory and backlog.
(b) Includes $4,625,000 and $8,727,000 of acquisition-related expenses in the three- and nine-month periods ended September 30, 2017, respectively.
(c) Corporate primarily includes general and administrative expenses.
(d) Primarily includes Corporate and Fiber-based Products' cash and cash equivalents and property, plant and equipment.

13.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for outstanding accounts receivable. These banker's acceptance drafts are noninterest-bearing and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. As of September 30, 2017 and December 31, 2016, the Company had $11,222,000 and $4,824,000, respectively, of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Overview

Company Background
We are a leading global supplier of equipment and critical components used in process industries worldwide. In addition, we manufacture granules made from papermaking by-products. We have a diverse and large customer base, including most of the world's major paper, lumber and oriented strand board (OSB) manufacturers, and our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries. We believe our large installed base provides us with a spare parts and consumables business that yields higher margins than our capital equipment business. In the first nine months of 2017, approximately 61% of our revenue was from the sale of parts and consumables products.

On August 14, 2017, we acquired certain assets of Unaflex, LLC (Unaflex) for approximately $31.3 million in cash, subject to a post-closing adjustment. Unaflex, located principally in South Carolina, is a leading manufacturer of expansion joints and related products for process industries. This acquisition complements our existing Fluid-Handling product line within our Papermaking Systems segment.

On July 5, 2017, we acquired the forest products business of NII FPG Company (NII) pursuant to a Stock and Asset Purchase Agreement dated May 24, 2017, for approximately $170.7 million, net of cash acquired, which includes a post-closing adjustment of $2.1 million received subsequent to the end of the third quarter. NII is a global leader in the design and manufacture of equipment used by sawmills, veneer mills, and other manufacturers in the forest products industry. NII also designs and manufactures harvesting equipment used in cutting, gathering, and removing timber from forest plantations. This acquisition extends our presence deeper into the forest products industry and complements our existing Wood Processing Systems segment.

Our operations are comprised of two reportable operating segments: Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products, as detailed below.

KADANT INC.

Overview (continued)

Papermaking Systems Segment
Through our Papermaking Systems segment, we develop, manufacture, and market a range of equipment and products for the global papermaking, paper recycling, recycling and waste management, and other process industries. This segment consists of the following product lines:

-
Stock-Preparation: custom-engineered systems and equipment, as well as standard individual components, for baling, pulping, de-inking, screening, cleaning, and refining primarily recyclable fibers; balers and related equipment used in the processing of recyclable and waste materials; and filtering, recausticizing, and evaporation equipment and systems used in the production of virgin pulp;

-
Doctoring, Cleaning, & Filtration: doctoring systems and related consumables that continuously clean rolls to keep paper machines and other industrial processes running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; profiling systems that control moisture, web curl, and gloss during paper converting; and systems and equipment used to continuously clean fabrics, belts, and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Doctoring and cleaning systems are also used in other process industries, such as carbon fiber, textiles and food processing; and

-
Fluid-Handling: rotary joints, expansion joints, precision unions, steam and condensate systems, components, and controls used in industrial piping systems to efficiently transfer fluid, power, and data.

Wood Processing Systems Segment
Through our Wood Processing Systems segment, we develop, manufacture, and market stranders, debarkers, chippers, and logging machinery used in the harvesting and production of lumber and OSB. We also provide refurbishment and repair of pulping equipment for the pulp and paper industry. Our principal wood-processing products include:

-	Stranders: disc and ring stranders and related parts and consumables that cut batch-fed logs into strands for OSB production;
-
Debarkers: ring and rotary debarkers and related parts and consumables that employ a combination of mechanical abrasion and log-to-log contact to efficiently remove bark from logs of all shapes and species;

-
Chippers: disc, drum, and veneer chippers and related parts and consumables that are high quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, and sawmill and planer mill sites; and

-	Logging machinery: feller bunchers, log loaders, and swing yarders that are used to harvest and gather timber for lumber production.
Fiber-based Products
Through our Fiber-based Products business, we manufacture and sell biodegradable, absorbent granules derived from papermaking by-products for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.
International Sales
During the first nine months of 2017 and 2016, approximately 64% and 59%, respectively, of our sales were to customers outside the United States, principally in Europe and Asia. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

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

Industry and Business Outlook
Our products are primarily sold in global process industries and used to produce packaging, tissue, OSB, and lumber, among other products.

In the first nine months of 2017, approximately 56% of our revenue was from the sale of products that support packaging, tissue, and other paper production, other than printing and writing and newsprint paper grades. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, increased use of e-commerce, demand for food and beverage packaging, and greater urbanization in developing regions. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both tissue and packaging, growth rates in the developing world are expected to increase as per capita consumption of paper products increases with rising standards of living. For balers and related equipment, demand is generally driven by rising standards of living and population growth, shortage and costs of landfilling, increasing recycling rates, and environmental regulation. In the first nine months of 2017, 12% of our revenue was related to products that support printing and writing paper grades as well as newsprint, which have been negatively affected by the development and increased use of digital media. While we expect the decline in the use of printing and writing and newsprint paper grades to continue due to the use of digital media, we expect global packaging and tissue production to increase modestly.

In the first nine months of 2017, 17% of our revenue was from sales to engineered wood panel producers, sawmills, and other manufacturers in the forest products industry who use stranders, debarkers, and related equipment to prepare logs to be converted into OSB or lumber, and harvesting equipment to cut, gather, and remove timber from forest plantations. Demand for OSB and lumber is tied to residential housing construction and remodeling in all markets we serve. The majority of OSB and lumber demand is in North America, as North American houses are more often constructed of wood compared to other parts of the world. The remainder of our revenue was from sales to other process industries, which tend to grow with the overall economy.

Our bookings increased 43% to $135 million in the third quarter of 2017 compared to $95 million in the third quarter of 2016. Third quarter bookings in 2017 included a $20 million, or 22%, increase resulting from the acquisitions of the businesses of NII and Unaflex and a $2 million, or 2%, increase from the favorable effects of foreign currency translation. Excluding the impact of the acquisitions and foreign currency translation, our bookings in the third quarter of 2017 increased 19% compared to the third quarter of 2016, primarily due to strong performance in our Stock-Preparation and Fluid-Handling product lines. Bookings for our capital equipment tend to be variable and are dependent on regional economic conditions and the level of capital spending by our customers, among other factors. Demand for our parts and consumables products tends to be more predictable. Bookings for our parts and consumables products increased to $81 million in the third quarter of 2017, or 60% of total bookings, compared to $64 million, or 67% of total bookings, in the third quarter of 2016, primarily due to bookings of $14 million from the NII and Unaflex businesses.

KADANT INC.

Overview (continued)

The largest and most impactful regional market for our products in the third quarter of 2017 was North America, and we expect this will continue to be the case for the remainder of 2017. The pulp and paper market in North America tends to be stable. The strength of the U.S. housing market has led to continued growth in our Wood Processing product line, which we recently expanded with our NII acquisition. Our bookings in North America were $60 million in the third quarter of 2017, up 28% compared to $47 million in the third quarter of 2016, including bookings of $13 million from the NII and Unaflex businesses. According to Resource Information Systems Inc. (RISI) reports, U.S. demand for corrugated boxes remained relatively strong in 2017 with year-to-date average-week shipments up more than 3%. As a result, containerboard production in the first nine months of 2017 increased 3% compared to the same period in 2016 and containerboard mill operating rates were robust at 97% through the first nine months of 2017. U.S. housing starts in September 2017 were at a seasonally adjusted annual rate of 1.127 million, or 6.1% above the September 2016 rate, according to the U.S. Census Bureau. Continued growth in housing starts is expected to have a positive impact on demand for structural wood panels, which includes OSB, and lumber.

We saw increased business activity in Europe in the third quarter of 2017 compared to the third quarter of 2016, particularly in the lumber, industrial and packaging segments. We expect the overall economy to be stable in Europe for the remainder of 2017 and our markets have shown strength in the first nine months of the year. Our bookings in Europe were $40 million in the third quarter of 2017, up 29% compared to $31 million in the third quarter of 2016, including a $4 million increase from NII and a favorable foreign currency translation effect of $2 million. Excluding NII and the favorable effect of foreign currency translation, our bookings in Europe were up 12%.

Our bookings in Asia were $24 million in the third quarter of 2017, up 128% compared to $11 million in the third quarter of 2016. The market in Asia continues to be quite strong for both our capital and parts and consumables products. We saw continued strength in project activity in containerboard grades during the third quarter of 2017, particularly in China, which has had strong bookings throughout 2017. The most recent RISI outlook for containerboard demand in China forecasts growth rates of approximately 3% per year for the next few years. New capacity additions in China are forecasted to exceed this growth rate over the next several years due in part to the closure of smaller, less efficient mills as the result of both increased governmental regulatory actions and competitive factors.

Our bookings in the rest of the world were $12 million in the third quarter of 2017, up 74% compared to $7 million in the third quarter of 2016, including bookings of $4 million from NII.

We expect full year 2017 GAAP diluted earnings per share (EPS) of $3.56 to $3.60, revised from our previous guidance of $3.18 to $3.26. The revised guidance includes pre-tax acquisition costs of $5.0 million, or $0.38 per diluted share, and pre-tax amortization expense associated with acquired profit in inventory and backlog of $6.6 million, or $0.43 per diluted share. For 2017, we expect revenue of $509 to $512 million, revised from our previous guidance of $488 to $494 million. For the fourth quarter of 2017, we expect to achieve GAAP diluted EPS of $0.87 to $0.91 on revenue of $143 to $146 million, including $0.15 of amortization expense associated with acquired profit in inventory and backlog.

Results of Operations

Third Quarter 2017 Compared With Third Quarter 2016

Revenues
The following table presents changes in revenues by segment and product line between the third quarters of 2017 and 2016, and the changes in revenues by segment and product line between the third quarters of 2017 and 2016 excluding the effect of currency translation and acquisitions. Currency translation is calculated by converting third quarter of 2017 revenues in local currency into U.S. dollars at the third quarter of 2016 exchange rates and then comparing this result to actual revenues in the third quarter of 2017. The presentation of the changes in revenues excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

KADANT INC.

Results of Operations (continued)

Revenues for the third quarters of 2017 and 2016 are as follows:

	Three Months Ended					(Non-GAAP) Adjusted Total Increase
(In thousands)	September 30, 2017	October 1, 2016	Total Increase	Currency Translation	Acquisitions

Stock-Preparation	$52,065	$44,099	$7,966	$1,061	$—	$6,905
Doctoring, Cleaning, & Filtration	30,538	28,955	1,583	454	—	1,129
Fluid-Handling	28,532	23,024	5,508	616	2,522	2,370
Papermaking Systems	111,135	96,078	15,057	2,131	2,522	10,404
Wood Processing Systems	39,714	7,962	31,752	510	26,668	4,574
Fiber-based Products	1,945	1,479	466	—	—	466
	$152,794	$105,519	$47,275	$2,641	$29,190	$15,444

Papermaking Systems Segment
Revenues from our Papermaking Systems Segment increased $15.0 million, or 16%, to $111.1 million in the third quarter of 2017 from $96.1 million in the third quarter of 2016, and included $2.5 million in revenues from Unaflex, which was acquired on August 14, 2017, and a $2.1 million increase from the favorable effect of foreign currency translation. Excluding the Unaflex acquisition and favorable effect of foreign currency translation, revenues increased $10.4 million, or 11%, as explained in the product line discussions below.

Revenues from our Stock-Preparation product line in the third quarter of 2017 increased $8.0 million, or 18%, compared to the third quarter of 2016, and included a $1.1 million increase from the favorable effect of foreign currency translation. Excluding the favorable effect of foreign currency translation, revenues increased $6.9 million, or 16%, primarily due to increases in demand for our capital equipment at our Chinese and European operations.

Revenues from our Doctoring, Cleaning, & Filtration product line in the third quarter of 2017 increased $1.6 million, or 5%, compared to the third quarter of 2016. Excluding a favorable effect of foreign currency translation of $0.5 million, revenues increased $1.1 million, or 4%, compared to the third quarter of 2016 due to increases in demand in all regions for our parts and consumables products and for our capital equipment at our Chinese operations. These increases were partially offset by decreases in demand for our capital equipment at our European and North American operations.

Revenues from our Fluid-Handling product line in the third quarter of 2017 increased $5.5 million, or 24%, compared to the third quarter of 2016, including $2.5 million in revenues from Unaflex. Excluding the Unaflex acquisition and a favorable effect of foreign currency translation of $0.6 million, revenues increased $2.4 million, or 10%, compared to the third quarter of 2016, due to increases in demand for our products in all our major geographic markets.

Wood Processing Systems Segment
Revenues from our Wood Processing Systems Segment increased $31.7 million to $39.7 million in the third quarter of 2017 from $8.0 million in the third quarter of 2016, including $26.7 million in revenues from NII, which was acquired on July 5, 2017, and a favorable effect from foreign currency translation of $0.5 million. Excluding the NII acquisition and favorable effect of foreign currency translation, revenues increased $4.6 million, or 57%, primarily due to increased demand for our products as a result of the strength of the U.S. housing industry.
Fiber-based Products
Revenues from our Fiber-based Products business increased $0.4 million, or 32%, to $1.9 million in the third quarter of 2017 from $1.5 million in the third quarter of 2016, primarily due to increased demand for our biodegradable granular products.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margins for the third quarters of 2017 and 2016 are as follows:

	Three Months Ended
	September 30, 2017	October 1, 2016
Gross Profit Margin:
Papermaking Systems	45.5%	46.0%
Wood Processing Systems	33.5%	45.9%
Fiber-based Products	35.7%	15.0%
	42.3%	45.6%

Papermaking Systems Segment. The gross profit margin in our Papermaking Systems segment decreased to 45.5% in the third quarter of 2017 from 46.0% in the third quarter of 2016 due to lower gross profit margins on our capital products and, to a lesser extent, an increase in the proportion of lower-margin capital revenues compared to the third quarter of 2016.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment decreased to 33.5% in the third quarter of 2017 from 45.9% in the third quarter of 2016 primarily due to the amortization of $3.3 million of acquired profit in inventory related to the NII acquisition, which lowered gross profit margin by 820 basis points, and a change in product mix to an increased proportion of lower-margin capital revenues compared to the third quarter of 2016.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 35.7% in the third quarter of 2017 from 15.0% in the third quarter of 2016 due to the combined effects of increased revenues in the third quarter of 2017 and increased manufacturing efficiency related to higher production volumes.

Operating Expenses
Selling, general, and administrative (SG&A) expenses as a percentage of revenues was 28% in the third quarter of 2017 compared to 32% in the third quarter of 2016. SG&A expenses increased $9.0 million, or 27%, to $42.5 million in the third quarter of 2017 from $33.5 million in the third quarter of 2016, primarily due to $5.8 million from the inclusion of SG&A expenses from NII and Unaflex and $1.4 million of incremental acquisition-related expenses. This increase also included a $0.6 million increase from the unfavorable effect of foreign currency translation.

Total stock-based compensation expense was $1.5 million and $1.3 million in the third quarters of 2017 and 2016, respectively, and is included in SG&A expenses in the accompanying condensed consolidated statement of income.

Research and development (R&D) expenses increased $0.6 million, or 32%, to $2.6 million in the third quarter of 2017 from $2.0 million in the third quarter of 2016, primarily due to the inclusion of R&D expenses from NII, and represented 2% of revenues in both periods.

Interest Expense
Interest expense increased $1.0 million to $1.3 million in the third quarter of 2017 from $0.3 million in the third quarter of 2016 related to interest expense on additional borrowings in 2017 primarily due to the acquisitions.

Provision for Income Taxes
Our provision for income taxes was $4.9 million and $3.1 million in the third quarters of 2017 and 2016, respectively, and represented 27% and 25% of pre-tax income. The effective tax rate of 27% in the third quarter of 2017 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, offset in part by an increase in tax related to non-deductible expenses and unrecognized tax benefits. The effective tax rate of 25% in the third quarter of 2016 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, a partial release of the U.S. valuation allowance related to state net operating losses, and a partial benefit of current-year state losses. These benefits were offset in part by an increase in tax related to non-deductible expenses.

KADANT INC.

Results of Operations (continued)

Net Income
Net income increased $4.2 million to $13.4 million in the third quarter of 2017 from $9.2 million in the third quarter of 2016 due to a $6.9 million increase in operating income that was partially offset by increases in our provision for income taxes of $1.8 million and interest expense of $1.0 million (see Revenues, Gross Profit Margin, Operating Expenses, Interest Expense and Provision for Income Taxes discussed above).

First Nine Months 2017 Compared With First Nine Months 2016

Revenues
The following table presents changes in revenues by segment and product line between the first nine months of 2017 and 2016, and the changes in revenues by segment and product line between the first nine months of 2017 and 2016 excluding the effect of currency translation and acquisitions. Currency translation is calculated by converting the first nine months of 2017 revenues in local currency into U.S. dollars at the first nine months of 2016 exchange rates and then comparing this result to actual revenues in the first nine months of 2017. The presentation of the changes in revenues excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

Revenues for the first nine months of 2017 and 2016 are as follows:

	Nine Months Ended					(Non-GAAP) Adjusted Total Increase (Decrease)
(In thousands)	September 30, 2017	October 1, 2016	Total Increase	Currency Translation	Acquisitions

Stock-Preparation	$139,396	$132,158	$7,238	$(675)	$13,311	$(5,398)
Doctoring, Cleaning, & Filtration	82,921	80,374	2,547	(749)	—	3,296
Fluid-Handling	73,099	67,904	5,195	(54)	2,522	2,727
Papermaking Systems	295,416	280,436	14,980	(1,478)	15,833	625
Wood Processing Systems	61,050	25,437	35,613	358	26,668	8,587
Fiber-based Products	9,427	8,012	1,415	—	—	1,415
	$365,893	$313,885	$52,008	$(1,120)	$42,501	$10,627

Papermaking Systems Segment
Revenues from our Papermaking Systems Segment increased $15.0 million to $295.4 million in the first nine months of 2017 from $280.4 million in the first nine months of 2016, including $13.3 million of revenues in the first quarter of 2017 from the PAALGROUP (PAAL), which was acquired in April 2016, and $2.5 million in revenues from Unaflex, which was acquired on August 14, 2017, offset in part by a $1.5 million decrease from the unfavorable effect of foreign currency translation. Excluding the acquisitions and unfavorable effect of foreign currency translation, revenues increased $0.6 million as explained in the product line discussions below.

Revenues from our Stock-Preparation product line in the first nine months of 2017 increased $7.2 million, or 5%, compared to the first nine months of 2016, including $13.3 million of revenues in the first quarter of 2017 from PAAL, which was acquired in April 2016, that were offset in part by a $0.7 million decrease from the unfavorable effect of foreign currency translation. Excluding the incremental PAAL revenues and unfavorable effect of foreign currency translation, revenues decreased $5.4 million, or 4%, compared to the first nine months of 2016, primarily due to decreases in demand for our products at both our North American and European operations, which were partially offset by an increase in demand for our products at our Chinese operations.

KADANT INC.

Results of Operations (continued)

Revenues from our Doctoring, Cleaning, & Filtration product line in the first nine months of 2017 increased $2.5 million, or 3%, including a $0.8 million decrease from the unfavorable effect of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, revenues increased $3.3 million, or 4%, compared to the first nine months of 2016 due to increased demand for our products at our European and Chinese operations, offset in part by decreased demand for our capital equipment at our South American operations.

Revenues from our Fluid-Handling product line in the first nine months of 2017 increased $5.2 million, or 8%, compared to the first nine months of 2016, including $2.5 million in revenues from Unaflex, and a $0.1 million decrease from the unfavorable effect of foreign currency translation. Excluding the Unaflex acquisition and unfavorable effect of foreign currency translation, revenues increased $2.7 million, or 4%, due to increased demand for our parts and consumables products primarily at our European and North American operations, offset in part by decreased demand for our capital equipment primarily at our North American operations.

Wood Processing Systems Segment
Revenues from our Wood Processing Systems Segment increased $35.6 million to $61.0 million in the first nine months of 2017 from $25.4 million in the first nine months of 2016, including $26.7 million in revenues from NII, which was acquired on July 5, 2017, and an increase of $0.4 million from the favorable effect of foreign currency translation. Excluding the NII acquisition and favorable effect of foreign currency translation, revenues increased $8.6 million, or 34%, primarily related to increased demand for our products due to continued strength in the U.S. housing industry.
Fiber-based Products
Revenues from our Fiber-based Products business increased $1.4 million, or 18%, to $9.4 million in the first nine months of 2017 from $8.0 million in the first nine months of 2016, primarily due to increased demand for our biodegradable granular products.

Gross Profit Margin
Gross profit margins for the first nine months of 2017 and 2016 are as follows:

	Nine Months Ended
	September 30, 2017	October 1, 2016
Gross Profit Margin:
Papermaking Systems	47.1%	45.7%
Wood Processing Systems	37.1%	41.7%
Fiber-based Products	50.1%	45.7%
	45.5%	45.3%

Papermaking Systems Segment. The gross profit margin in our Papermaking Systems segment increased to 47.1% in the first nine months of 2017 from 45.7% in the first nine months of 2016. This increase was primarily due to higher margins on our parts and consumables products and, to a lesser extent, an increase in the proportion of higher-margin parts and consumables revenues.

Wood Processing Systems Segment. The gross profit margin in our Wood Processing Systems segment decreased to 37.1% in the first nine months of 2017 from 41.7% in the first nine months of 2016 due to the amortization of $3.3 million of acquired profit in inventory related to the NII acquisition, which lowered gross profit margin by 530 basis points.

Fiber-based Products. The gross profit margin in our Fiber-based Products business increased to 50.1% in the first nine months of 2017 from 45.7% in the first nine months of 2016 due to the combined effects of increased revenues in the first nine months of 2017 and increased manufacturing efficiency related to higher production volumes.

KADANT INC.

Results of Operations (continued)

Operating Expenses
SG&A expenses as a percentage of revenues was 32% in both the first nine months of 2017 and 2016. SG&A expenses increased $14.4 million, or 14%, to $116.5 million in the first nine months of 2017 from $102.1 million in the first nine months of 2016, primarily due to $5.8 million from the inclusion of SG&A expenses from NII and Unaflex, $2.7 million of incremental acquisition-related expenses, and $3.1 million of first quarter 2017 SG&A expenses from PAAL, which was acquired in April 2016. These increases were offset in part by a $0.6 million decrease from the favorable effect of foreign currency translation.

Total stock-based compensation expense was $4.3 million and $3.9 million in the first nine months of 2017 and 2016, respectively, and is included in SG&A expenses in the accompanying condensed consolidated statement of income.

R&D expenses increased $1.4 million, or 24%, to $7.0 million in the first nine months of 2017 from $5.6 million in the first nine months of 2016, primarily due to $0.6 million from the inclusion of R&D expenses from NII and $0.4 million of first quarter 2017 R&D expenses from PAAL, which was acquired in April 2016, and represented 2% of revenues in both periods.

Other Income
Other income in the first nine months of 2016 represents a pre-tax gain of $0.3 million related to the sale of real estate in Sweden for cash proceeds of $0.4 million.

Interest Expense
Interest expense increased $1.1 million to $2.0 million in the first nine months of 2017 from $0.9 million in the first nine months of 2016 related to interest expense on additional borrowings in 2017 primarily due to the acquisitions.

Provision for Income Taxes
Our provision for income taxes was $10.6 million and $9.5 million in the first nine months of 2017 and 2016, respectively, and represented 26% and 28% of pre-tax income. The effective tax rate of 26% in the first nine months of 2017 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses and unrecognized tax benefits. The effective tax rate of 28% in the first nine months of 2016 was lower than our statutory tax rate primarily due to the distribution of our worldwide earnings, the adoption of a new accounting standard that resulted in a favorable adjustment for the net excess income tax benefits from stock-based compensation arrangements, a partial release of the U.S. valuation allowance related to state net operating losses, and a partial benefit of current-year state losses. These items were offset in part by an increase in tax related to non-deductible expenses.

Net Income
Net income increased $6.0 million to $30.7 million in the first nine months of 2017 compared to $24.7 million in the first nine months of 2016 due to an $8.0 million increase in our operating income that was partially offset by increases of $1.1 million in both our provision for income taxes and interest expense (see Revenues, Gross Profit Margin, Operating Expenses, Interest Expense and Provision for Income Taxes discussed above).

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

KADANT INC.

Results of Operations (continued)

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

Liquidity and Capital Resources

Consolidated working capital was $174.6 million at September 30, 2017, compared with $118.4 million at December 31, 2016. Included in working capital were cash and cash equivalents of $90.6 million at September 30, 2017, compared with $71.5 million at December 31, 2016. At September 30, 2017, $62.5 million of cash and cash equivalents was held by our foreign subsidiaries.

First Nine Months of 2017
Our operating activities provided cash of $32.3 million in the first nine months of 2017. Working capital used cash of $14.4 million in the first nine months of 2017, including increases of $16.2 million in accounts receivable primarily related to increased capital shipments in the third quarter, $3.5 million in inventories primarily related to purchases associated with the expected shipment of Stock-Preparation capital orders in the fourth quarter of 2017 and the first half of 2018, $2.6 million in unbilled contract costs and fees primarily in our Stock-Preparation product line, and $2.5 million in other current assets largely related to an increase in refundable income taxes. Partially offsetting these uses of cash were increases of $8.4 million in other current liabilities primarily related to an increase in billings in excess of costs and fees connected with large orders at our Stock-Preparation product line and $2.0 million in accounts payable related to purchases of inventory.

Our investing activities used cash of $212.8 million in the first nine months of 2017, including the use of $204.2 million for acquisitions and $8.7 million for purchases of property, plant, and equipment.

KADANT INC.

Liquidity and Capital Resources (continued)

Our financing activities provided cash of $191.9 million in the first nine months of 2017. We borrowed $222.0 million under our 2017 Credit Agreement (as defined below under the heading Revolving Credit Facility), including $70.7 million of Canadian dollar-denominated and $61.8 million of euro-denominated borrowings. These borrowings were partially offset by $20.3 million used for principal payments on our outstanding debt obligations, $6.7 million used for cash dividends paid to stockholders, $2.2 million used for tax withholding payments related to stock-based compensation, and $1.3 million used for the payment of debt issuance costs.

First Nine Months of 2016
Our operating activities provided cash of $34.7 million in the first nine months of 2016. Working capital used cash of $4.2 million in the first nine months of 2016, including decreases of $5.6 million in accounts payable due to reduced project activity in our Stock-Preparation product line and $6.7 million in other current liabilities primarily related to income tax and incentive compensation payments and a decrease in billings in excess of costs and fees. These uses of cash were offset in part by $5.4 million of cash provided by decreases in accounts receivable and unbilled contract costs and fees primarily in our Stock-Preparation product line, and $2.1 million from a decrease in inventory primarily due to the shipment of Stock-Preparation orders in the third quarter of 2016.

Our investing activities used cash of $59.8 million in the first nine months of 2016 primarily related to the acquisition of PAAL for approximately $56.6 million in cash, net of cash acquired. In addition, we used $3.6 million for purchases of property, plant, and equipment.

                Our financing activities provided cash of $24.0 million in the first nine months of 2016. We received cash proceeds of $48.0 million from borrowings, of which $29.9 million was used to fund the PAAL acquisition, and $1.8 million from the issuance of our common stock due to the exercise of employee stock options. These sources of cash were offset in part by $15.4 million used for principal payments on our outstanding debt obligations in the first nine months of 2016, $6.0 million used for cash dividends paid to stockholders, and $2.6 million used for tax withholding payments related to stock-based compensation. In addition, we paid $1.1 million of contingent consideration in the first nine months of 2016 related to a prior period acquisition.

Additional Liquidity and Capital Resources
On May 17, 2017, our board of directors approved the repurchase by us of up to $20 million of our equity securities during the period from May 17, 2017 to May 17, 2018. We did not purchase any shares of our common stock under this authorization or under the previous authorization, which expired in the second quarter of 2017.

We paid quarterly cash dividends totaling $6.7 million in the first nine months of 2017. On September 20, 2017, we declared a quarterly cash dividend of $0.21 per outstanding share of our common stock, which will be paid on November 9, 2017. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our 2017 Credit Agreement.

It is our intent to reinvest indefinitely the earnings of our international subsidiaries in order to support the current and future capital needs of their operations, including debt repayments. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. Through September 30, 2017, we have not provided for U.S. income taxes on approximately $229.1 million of unremitted foreign earnings. The U.S. tax cost has not been determined due to the fact that it is not practicable to estimate at this time. The related foreign tax withholding, which would be required if we were to remit the foreign earnings to the U.S., would be approximately $3.4 million.

On July 5, 2017, we acquired the forest products business of NII pursuant to a Stock and Asset Purchase Agreement dated May 24, 2017, for approximately $170.7 million, net of cash acquired, which includes a post-closing adjustment of $2.1 million that was received subsequent to the end of the third quarter. On August 14, 2017, we acquired certain assets of Unaflex for approximately $31.3 million in cash, subject to a post-closing adjustment.

We plan to make expenditures of approximately $9.0 to $10.0 million during the remainder of 2017 for property, plant, and equipment.

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

Revolving Credit Facility
On March 1, 2017, we entered into an Amended and Restated Credit Agreement that became effective on March 2, 2017, which is a five-year unsecured multi-currency revolving credit facility in the aggregate principal amount of up to $200 million. On May 24, 2017, we entered into a first amendment and limited consent (as amended, the "2017 Credit Agreement"), which increased the revolving loan commitment to $300 million. The 2017 Credit Agreement also included an uncommitted unsecured incremental borrowing facility of up to an additional $100 million. The principal on any borrowings made under the 2017 Credit Agreement is due on March 1, 2022. Borrowing may be denominated in U.S. dollars or certain foreign currencies, as defined in the 2017 Credit Agreement. Interest on any loans outstanding under the 2017 Credit Agreement accrues and generally is payable quarterly in arrears at one of the following rates selected by us: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt, net of certain cash, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30 million.

In the first nine months of 2017, we borrowed an aggregate $222.0 million under the 2017 Credit Agreement. As of September 30, 2017, the outstanding balance under the 2017 Credit Agreement was $273.6 million, including $90.4 million of euro-denominated and $66.6 million of Canadian dollar-denominated borrowings. As of September 30, 2017, we had $26.4 million of borrowing capacity available under our 2017 Credit Agreement, which is calculated by translating its foreign-denominated borrowings using transaction date foreign exchange rates.

Our obligations under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to us, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of September 30, 2017, we were in compliance with these covenants.

Loans under the 2017 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to an Amended and Restated Guarantee Agreement, dated as of March 1, 2017. In addition, one of our foreign subsidiaries entered into a Guarantee Agreement limited to certain obligations of two foreign subsidiary borrowers pursuant to a Guarantee Agreement, dated as of March 1, 2017.

Sale-Leaseback Financing Arrangement
In connection with the acquisition of PAAL in April 2016, we assumed a sale-leaseback financing arrangement for PAAL's facility in Germany. Under this arrangement, the quarterly lease payment includes principal and interest based on an interest rate which is reset, from time to time, to prevailing short-term borrowing rates in Germany. The interest rate at September 30, 2017 was 1.70%. The lease arrangement includes a net fixed price purchase option of $1.6 million at the end of the lease term in 2022. At September 30, 2017, $4.5 million was outstanding under this capital lease obligation.

KADANT INC.

Liquidity and Capital Resources (continued)

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

As of September 30, 2017, the 2015 Swap Agreement had an unrealized gain of $65,000. We believe that any credit risk associated with the swap agreement is remote based on our financial position and the creditworthiness of the financial institution that issued the 2015 Swap Agreement.

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if we are in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the 2017 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1 and a minimum consolidated interest coverage ratio of 3 to 1. The unrealized gain of $65,000 associated with the 2015 Swap Agreement as of September 30, 2017 represents the estimated amount that we would receive from the counterparty in the event of an early termination.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at fiscal year-end 2016 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC, except for the interest rate and foreign currency risk associated with the $273.6 million in borrowings at September 30, 2017 under our revolving credit facility. In the first nine months of 2017, we entered into $70.7 million of Canadian dollar-denominated borrowings and $61.8 million of euro-denominated borrowings. We also have outstanding $22.6 million from euro-denominated borrowings made in 2016. The translation of our foreign-denominated debt impacts our borrowing capacity available under our 2017 Credit Agreement, which is calculated in U.S. dollars. A 10% movement in the euro and Canadian dollar rates against the U.S. dollar would have decreased our borrowing capacity by approximately $15.7 million as of September 30, 2017. Our borrowings under the revolving credit facility are subject to interest rate risk as they bear variable rates of interest, which adjust quarterly. A 10% increase in interest rates associated with our borrowings outstanding at September 30, 2017 would have the effect of increasing our annual interest expense by approximately $0.2 million.

KADANT INC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent filings, filed with the SEC.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1	Executive Transition Agreement between the Registrant and Sandra L. Lambert as of September 20, 2017.

10.2	Notice dated September 20, 2017 of the termination of the Amended and Restated Executive Retention Agreement dated December 8, 2008 between the Registrant and Sandra L. Lambert.

10.3	Notice dated September 20, 2017 of the amendment to certain restricted stock unit award agreements granted by the Registrant to Sandra L. Lambert.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2017 and October 1, 2016, (iii) Condensed Consolidated Statement of Comprehensive Income for the three- and nine-month periods ended September 30, 2017 and October 1, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2017 and October 1, 2016, (v) Condensed Consolidated Statement of Stockholders' Equity for the nine-month periods ended September 30, 2017 and October 1, 2016, and (vi) Notes to Condensed Consolidated Financial Statements.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 2017.

KADANT INC.

/s/ Michael J. McKenney
Michael J. McKenney
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)