Form 10-Q
period 2018-03-31
KADANT INC
filed 2018-05-09
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Common Stock, $.01 par value	11,090,209

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended March 31, 2018

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	March 31, 2018	December 30, 2017
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$72,210	$75,425
Restricted cash (Note 1)	1,532	1,421
Accounts receivable, less allowances of $3,216 and $2,879 (Note 1)	91,529	89,624
Inventories (Note 1)	95,840	84,933
Unbilled revenue	2,375	2,374
Other current assets	14,429	12,246
Total Current Assets	277,915	266,023

Property, Plant, and Equipment, at Cost	169,523	165,231
Less: accumulated depreciation and amortization	88,851	85,508
Property, Plant, and Equipment, at Cost, Net	80,672	79,723

Other Assets	14,541	14,311
Intangible Assets, Net (Note 1)	129,635	133,036
Goodwill (Note 1)	269,514	268,001
Total Assets	$772,277	$761,094

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$710	$696
Accounts payable	37,026	35,461
Customer deposits	40,034	30,103
Accrued payroll and employee benefits	23,400	29,616
Advanced billings	5,745	7,316
Other current liabilities	25,274	29,038
Total Current Liabilities	132,189	132,230

Long-Term Obligations (Note 5)	240,226	241,384
Long-Term Deferred Income Taxes	29,125	29,085
Other Long-Term Liabilities	25,510	25,891

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	99,828	103,221
Retained earnings	351,355	342,893
Treasury stock at cost, 3,533,950 and 3,613,838 shares	(86,596)	(88,554)
Accumulated other comprehensive items (Note 8)	(21,212)	(26,715)
Total Kadant Stockholders' Equity	343,521	330,991
Noncontrolling interest	1,706	1,513
Total Stockholders' Equity	345,227	332,504
Total Liabilities and Stockholders' Equity	$772,277	$761,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
(In thousands, except per share amounts)

Revenues (Note 11)	$149,193	$102,857

Costs and Operating Expenses:
Cost of revenues	83,114	53,840
Selling, general, and administrative expenses	45,776	34,620
Research and development expenses	2,869	2,147
Restructuring costs (Note 2)	770	—
	132,529	90,607

Operating Income	16,664	12,250

Interest Income	183	104
Interest Expense	(1,732)	(348)
Other Expense, Net (Note 7)	(246)	(204)

Income Before Provision for Income Taxes	14,869	11,802
Provision for Income Taxes (Note 4)	3,861	2,735

Net Income	11,008	9,067

Net Income Attributable to Noncontrolling Interest	(150)	(116)

Net Income Attributable to Kadant	$10,858	$8,951

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.98	$0.82
Diluted	$0.96	$0.80

Weighted Average Shares (Note 3):
Basic	11,042	10,952
Diluted	11,342	11,205

Cash Dividend Declared per Common Share	$0.22	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
(In thousands)

Net Income	$11,008	$9,067

Other Comprehensive Items:
Foreign currency translation adjustment	5,336	5,032
Pension and other post-retirement liability adjustments, net (net of tax provision of $34 and $49)	117	82
Deferred gain on cash flow hedges (net of tax provision of $8 and $15)	93	27
Other Comprehensive Items	5,546	5,141
Comprehensive Income	16,554	14,208
Comprehensive Income Attributable to Noncontrolling Interest	(193)	(162)
Comprehensive Income Attributable to Kadant	$16,361	$14,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
(In thousands)

Operating Activities
Net income attributable to Kadant	$10,858	$8,951
Net income attributable to noncontrolling interest	150	116
Net income	11,008	9,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,099	3,256
Stock-based compensation expense	1,464	1,295
Provision for losses on accounts receivable	316	129
Loss on the sale of property, plant, and equipment	24	41
Other items, net	(386)	180
Contributions to U.S. pension plan	—	(90)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(799)	(5,043)
Unbilled revenue	2,064	(1,134)
Inventories	(9,674)	(3,964)
Other current assets	(435)	(1,886)
Accounts payable	3,854	805
Other current liabilities	(6,319)	(973)
Net cash provided by operating activities	7,216	1,683

Investing Activities
Purchases of property, plant, and equipment	(5,151)	(1,722)
Acquisition	—	(165)
Proceeds from sale of property, plant, and equipment	28	—
Other investing activities	—	(2)
Net cash used in investing activities	(5,123)	(1,889)

Financing Activities
Repayment of debt	(13,382)	(4,610)
Proceeds from issuance of debt	12,000	8,000
Tax withholding payments related to stock-based compensation	(3,641)	(2,182)
Dividends paid	(2,316)	(2,078)
Proceeds from issuance of Company common stock	742	—
Payment of debt issuance costs	—	(654)
Other financing activities	(111)	(118)
Net cash used in financing activities	(6,708)	(1,642)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	1,511	1,362

Decrease in Cash, Cash Equivalents, and Restricted Cash	(3,104)	(486)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	76,846	73,569
Cash, Cash Equivalents, and Restricted Cash at End of Period	$73,742	$73,083

See Note 1 – Supplemental Cash Flow Information and Recently Adopted Accounting Pronouncements, Statement of Cash Flows (Topic 230), Restricted Cash for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at December 31, 2016	14,624,159	$146	$101,405	$321,050	3,686,532	$(90,335)	$(49,637)	$1,650	$284,279

Net income	—	—	—	8,951	—	—	—	116	9,067

Dividend declared	—	—	—	(2,310)	—	—	—	—	(2,310)

Activity under stock plans	—	—	(2,431)	—	(63,020)	1,544	—	—	(887)

Other comprehensive items	—	—	—	—	—	—	5,095	46	5,141

Balance at April 1, 2017	14,624,159	$146	$98,974	$327,691	3,623,512	$(88,791)	$(44,542)	$1,812	$295,290

Balance at December 30, 2017	14,624,159	$146	$103,221	$342,893	3,613,838	$(88,554)	$(26,715)	$1,513	$332,504

Net income	—	—	—	10,858	—	—	—	150	11,008

Adoption of ASU No. 2014-09 (Note 1)	—	—	—	119	—	—	—	—	119

Adoption of ASU No. 2016-16 (Note 1)	—	—	—	(75)	—	—	—	—	(75)

Dividend declared	—	—	—	(2,440)	—	—	—	—	(2,440)

Activity under stock plans	—	—	(3,393)	—	(79,888)	1,958	—	—	(1,435)

Other comprehensive items	—	—	—	—	—	—	5,503	43	5,546

Balance at March 31, 2018	14,624,159	$146	$99,828	$351,355	3,533,950	$(86,596)	$(21,212)	$1,706	$345,227

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

Kadant Inc. and its subsidiaries' (collectively, the Company) operations include two reportable operating segments, Papermaking Systems and Wood Processing Systems, and a separate product line, Fiber-based Products.

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

Through its Wood Processing Systems segment, the Company develops, manufactures, and markets stranders, debarkers, chippers, and logging machinery used in the harvesting and production of lumber and oriented strand board. Through this segment, the Company also provides refurbishment and repair of pulping equipment for the pulp and paper industry.

Through its Fiber-based Products business, the Company manufactures and sells biodegradable, absorbent granules derived from papermaking by-products for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at March 31, 2018 and its results of operations and comprehensive income for the three-month periods ended March 31, 2018 and April 1, 2017, and its cash flows and stockholders' equity for the three-month periods ended March 31, 2018 and April 1, 2017. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 30, 2017 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC.

Financial Statement Presentation
Certain reclassifications have been made to prior periods to conform with current reporting. As a result of the adoption of the Financial Accounting Standards Board's (FASB) Accounting Standards Update (ASU) No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, certain components of net benefit cost have been reclassified from operating income to non-operating expenses and included in other expense, net in the condensed consolidated statement of income in the 2017 period. In addition, as a result of the adoption of the FASB's ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, the change in restricted cash has been reclassified from financing activities and exchange rate effect on cash and included in cash, cash equivalents, and restricted cash in the condensed consolidated statement of cash flows in the 2017 period.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Effective at the beginning of fiscal 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Topic 606), using a modified retrospective method. See Recently Adopted Accounting Pronouncements in this footnote for further discussion. Results for fiscal 2018 are presented under Topic 606, while prior period amounts are not adjusted and are reported under the Company's prior method of reporting revenue recognition in accordance with Revenue Recognition (Topic 605) (Topic 605). The impact on any financial statement line item created by applying Topic 606 versus Topic 605 to the Company's results for the first quarter of 2018 is not material.

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition, income taxes, the valuation of goodwill and intangible assets, inventories, and pension obligations. A discussion of the application of these and other accounting policies is included in Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, and in Revenue Recognition and Recently Adopted Accounting Pronouncements, Revenue from Contracts with Customers (Topic 606), in this footnote.

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

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Cash Paid for Interest	$2,459	$388
Cash Paid for Income Taxes, Net of Refunds	$8,455	$3,774

Non-Cash Investing Activities:
Estimated post-closing adjustment (a)	$400	$—

Non-cash additions to property, plant and equipment	$1,816	$125

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$2,755	$2,640
Dividends declared but unpaid	$2,440	$2,310

(a) Represents an estimated post-closing purchase price adjustment related to the 2017 acquisition of certain assets of Unaflex, LLC, which is expected to be settled in 2018.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Restricted Cash
The Company's restricted cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire by the end of 2018.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	March 31, 2018	April 1, 2017	December 30, 2017	December 31, 2016
Cash and cash equivalents	$72,210	$71,540	$75,425	$71,487
Restricted cash	1,532	1,543	1,421	2,082
Total Cash, Cash Equivalents, and Restricted Cash	$73,742	$73,083	$76,846	$73,569

Banker's Acceptance Drafts included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are noninterest bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $12,021,000 at March 31, 2018 and $15,960,000 at December 30, 2017, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Inventories
The components of inventories are as follows:

	March 31, 2018	December 30, 2017
(In thousands)
Raw Materials and Supplies	$42,582	$38,952
Work in Process	22,395	18,203
Finished Goods	30,863	27,778
	$95,840	$84,933

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
March 31, 2018
Definite-Lived
Customer relationships	$113,283	$(419)	$(31,196)	$81,668
Product technology	46,501	(584)	(20,797)	25,120
Tradenames	5,227	(218)	(1,628)	3,381
Other	13,744	(28)	(11,178)	2,538
	178,755	(1,249)	(64,799)	112,707
Indefinite-Lived
Tradenames	16,600	328	—	16,928
Acquired Intangible Assets	$195,355	$(921)	$(64,799)	$129,635

December 30, 2017
Definite-Lived
Customer relationships	$113,301	$(621)	$(28,789)	$83,891
Product technology	46,501	(737)	(19,841)	25,923
Tradenames	5,227	(262)	(1,504)	3,461
Other	13,754	(35)	(10,863)	2,856
	178,783	(1,655)	(60,997)	116,131
Indefinite-Lived
Tradenames	16,600	305	—	16,905
Acquired Intangible Assets	$195,383	$(1,350)	$(60,997)	$133,036

Intangible assets are initially recorded at fair value at the date of acquisition and are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset.

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance at December 30, 2017
Gross balance	$247,014	$106,496	$353,510
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	161,505	106,496	268,001
2018 Adjustments
Acquisitions (a)	(309)	(75)	(384)
Currency translation	2,131	(234)	1,897
Total 2018 adjustments	1,822	(309)	1,513
Balance at March 31, 2018
Gross balance	248,836	106,187	355,023
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	$163,327	$106,187	$269,514

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

(a) Relates to adjustments to the purchase price allocation, principally for inventory, for acquisitions completed in 2017. The purchase price allocation for the Company's 2017 acquisitions will be finalized by the second quarter of 2018 and any resulting adjustments are not expected to be material.

Warranty Obligations
The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Balance at December 30, 2017	$5,498	$3,843
Provision charged to expense	715	804
Usage	(364)	(570)
Currency translation	61	62
Balance at March 31, 2018	$5,910	$4,139

Revenue Recognition

Effective at the beginning of fiscal 2018, the Company adopted Topic 606, using a modified retrospective method. See Recently Adopted Accounting Pronouncements in this footnote for further discussion. Results for fiscal 2018 are presented under Topic 606, while prior period amounts are not adjusted and are reported in accordance with Topic 605. The impact on any financial statement line item created by applying Topic 606 versus Topic 605 to the Company's results for the first quarter of 2018 is not material.

Approximately 95% of the Company’s revenue in the first quarter of 2018 was recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. The majority of the Company’s parts and consumables products and capital products with minimal customization are accounted for at a point in time. The Company has made a policy election to not treat the obligation to ship as a separate performance obligation under the contract and, as a result, the associated shipping costs are accrued when revenue is recognized.

The remaining 5% of the Company’s revenue in the first quarter of 2018 was recognized on an over time basis based on an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Contracts are accounted for on an over time basis when they include products which have no alternative use and an enforceable right to payment over time. The majority of the contracts recognized on an over time basis are for large capital projects within the Company's Stock-Preparation product line and, to a lesser extent, its Fluid-Handling and Doctoring, Cleaning, and Filtration product lines. These projects are highly customized for the customer and as a result would include a significant cost to rework in the event of cancellation.

The Company's contracts covering the sale of its products include warranty provisions that provide assurance to its customers that the products will comply with agreed-upon specifications. The Company negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company disaggregates its revenue from contracts with customers by product line, product type, and geography as this best depicts how its revenue is affected by economic factors as shown below:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2018	2017
Revenues by Product Line:
Papermaking Systems:
Stock-Preparation	$45,483	$41,153
Doctoring, Cleaning, & Filtration	27,222	25,350
Fluid-Handling	32,886	22,047
Papermaking Systems	$105,591	$88,550
Wood Processing Systems	39,141	9,943
Fiber-based Products	4,461	4,364
	$149,193	$102,857
Revenue by Product Type:
Parts and Consumables	$95,985	$70,444
Capital	53,208	32,413
	$149,193	$102,857
Revenue by Geography:
North America	$77,616	$50,166
Europe	41,493	32,751
Asia	20,148	11,898
Rest of World	9,936	8,042
	$149,193	$102,857

The following table presents revenue by revenue recognition method:

Three Months Ended
March 31,
(In thousands)	2018
Timing of Revenue Recognition:
Point in Time	$142,005
Over Time	7,188
$149,193

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The following tables present the balances from contracts with customers and the significant changes in contract asset and contract liabilities:

	March 31, 2018	December 30, 2017
(In thousands)
Balances from Contracts with Customers:
Accounts receivable, net	$91,529	$89,624
Contract assets	2,375	2,374
Contract liabilities	(47,759)	(38,702)

	Contract Assets	Contract Liabilities
(In thousands)
Balance at December 30, 2017	$2,374	$(38,702)
Impact from the adoption of Topic 606	2,021	(3,932)
Reclassification to accounts receivable, net	(3,476)	—
Contract assets recognized	1,403	—
Revenue recognized	—	27,325
Cash received and not recognized as revenue	—	(31,503)
Currency translation	53	(947)
Balance at March 31, 2018	$2,375	$(47,759)

Contract assets relate to unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis. Unbilled amounts will be billed in future periods based on the contract terms. Contract liabilities consist of customer deposits, advanced billings and deferred revenue included in other current liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advanced payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has been delivered and control of the asset has transferred to the customer.

Customers in China will often settle their accounts receivable with a banker's acceptance draft, in which case cash settlement will be delayed until the banker's acceptance draft matures or is settled prior to maturity. For customers outside of China, final payment for the majority of the Company's products is received in the quarter following the product shipment. Certain of the Company's contracts include a longer period before final payment is due, which is typically within one year of final shipment or transfer of control to the customer.

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606), Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40). In May 2014, the FASB issued ASU No. 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted this ASU using the modified retrospective transition approach effective at the beginning of fiscal 2018. The guidance applies to all new contracts initiated in fiscal 2018. For existing contracts that have remaining obligations as of the beginning of fiscal 2018, any difference between the recognition criteria in this ASU and the Company's previous revenue recognition practices under Topic 605 was recognized using a cumulative-effect adjustment that increased retained earnings by $119,000. The increase in retained earnings primarily related to contracts, which meet the over time criteria under the new revenue standard and, as a result, the portion of the contract completed as of the beginning of fiscal 2018 was recognized immediately in retained earnings. Partially offsetting this increase was a reduction of retained earnings associated with certain contracts which were previously accounted for under the percentage-of-completion method of accounting, but do not meet the requirements for over time recognition under Topic 606. Amounts previously recognized in fiscal 2017 based on the percentage-of-completion method of accounting were deferred at the beginning of fiscal 2018 and will be recognized along with the remaining revenue and costs in fiscal 2018 when control of the asset has been transferred to the customer.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company has implemented certain modifications to its existing internal controls to support the recognition criteria and disclosure requirement of this ASU. See Revenue Recognition in this footnote for further disclosures required by this ASU.

Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU No. 2016-15, which simplifies the diversity in practice related to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230. The Company adopted this ASU at the beginning of fiscal 2018 with no impact on the Company's condensed consolidated statement of cash flows.

Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued ASU No. 2016-16, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company adopted this ASU at the beginning of fiscal 2018 on a modified retrospective basis, which resulted in an immaterial adjustment to retained earnings. The impact of the adoption of this standard to future periods will be dependent on future asset transfers, which generally occur in connection with acquisitions and other business structuring activities.

Statement of Cash Flows (Topic 230), Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, which requires inclusion of restricted cash and restricted cash equivalents within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this ASU at the beginning of fiscal 2018. Prior period amounts related to the Company's cash flows from financing activities, exchange rate effect on cash, and cash, cash equivalents, and restricted cash were restated as required by this ASU, which did not have a material effect on the Company's statement of cash flows. See Restricted Cash in this footnote for further disclosures required by this ASU.

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

Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued ASU No. 2017-07, which requires employers to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in costs and operating expenses in the same income statement line item as the related employees' compensation costs. The other components of net benefit cost are to be included in non-operating expenses. The Company adopted this ASU at the beginning of fiscal 2018 and prior period amounts were reclassified with no impact on the Company’s condensed consolidated net income. As a result of the adoption, the Company reclassified $204,000 from operating income to other expense, net in the accompanying condensed consolidated statement of income for the three months ended April 1, 2017.

Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. In May 2017, the FASB issued ASU No. 2017-09, which provides clarity on which changes to the terms or conditions of share-based payment awards require entities to apply the modification accounting provisions required in Topic 718. The Company adopted this ASU on a prospective basis at the beginning of fiscal 2018. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. In March 2018, the FASB issued ASU No. 2018-05, an amendment to the December 2017 SEC Staff Accounting Bulletin No. 118 (SAB 118), which allowed SEC registrants to record provisional amounts in earnings due to the complexities involved in accounting for the December 22, 2017 enactment of the Tax Cuts and Jobs Act of 2017. While the Company’s accounting for certain tax effects is incomplete, it has determined reasonable estimates for those effects and has recorded provisional amounts in the condensed consolidated financial statements as of March 31, 2018 and December 30, 2017.

Recent Accounting Pronouncements Not Yet Adopted
Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments,

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

in its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for the Company in fiscal 2019 using the modified retrospective transition method and early adoption is permitted. The Company is assessing the practical expedients allowed under this new guidance as well as reviewing the impact on its systems, processes and controls to account for its leases. The Company has not completed its evaluation but believes this standard will have a significant impact on its balance sheet but is not expected to have a material impact on the Company’s results of operations or cash flows. As of the end of fiscal 2017, the Company had approximately $8.1 million of future lease payments due after fiscal 2018. The actual impact of this new standard will depend on the total amount of the Company’s lease commitments as of the adoption date.

Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. This new guidance is effective for the Company in fiscal 2020 with early adoption permitted beginning in fiscal 2019. The Company is currently evaluating the effects that the adoption of this ASU will have on its condensed consolidated financial statements.

Derivatives and Hedging (Topic 815), Targeted Improvements in Accounting for Hedging Activity. In August 2017, the FASB issued ASU No. 2017-12, which provides improvements to current hedge accounting to better portray the economic results of an entity’s risk management activities and to simplify the application of current hedge accounting guidance. This new guidance is effective on a prospective basis for the Company in fiscal 2019. Early adoption is permitted. The Company does not believe that adoption of this ASU will have a material effect on its condensed consolidated financial statements.

Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive items (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The reclassification is elective and would allow the income tax effects on items that were originally recorded in AOCI be reclassified from AOCI to retained earnings. This ASU is effective for the Company in fiscal year 2019 and interim periods therein and should be applied either at the beginning of the period of adoption or retrospectively to each period in which the income tax effects of the Tax Cuts and Jobs Act of 2017 are recognized. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this ASU will have on its condensed consolidated financial statements.

2.    Restructuring Costs

In 2017, the Company constructed a 160,000 square foot manufacturing facility in the United States that will integrate its U.S. and Swedish Papermaking stock-preparation product lines into a single manufacturing facility to achieve economies of scale and greater efficiencies. As a result of the consolidation and integration of these facilities, the Company developed a restructuring plan totaling approximately $1,900,000, primarily related to costs for the relocation of machinery and equipment and administrative offices, severance, and abandonment of leased facilities in the Papermaking Systems segment. As a result of this plan, the Company recorded restructuring charges of $203,000 in 2017 associated with severance costs for the reduction of four employees in the United States and six employees in Sweden. In the first three months of 2018, the Company recorded additional restructuring costs of $770,000 related to this plan, including $563,000 for the relocation of machinery and equipment and administrative offices, and $210,000 associated with employee retention costs and abandonment of excess facility and other closure costs. The Company expects to record additional restructuring charges of approximately $900,000, including $750,000 for the relocation of machinery and equipment and $150,000 of other costs, in 2018 when certain specified criteria are met.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Restructuring Costs (continued)

A summary of the changes in accrued restructuring costs included in other accrued expenses in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Severance	Relocation	Other (a)	Total
Balance at December 30, 2017	$203	$—	$—	$203
Provision (reversal)	(3)	563	210	770
Usage	—	(358)	(120)	(478)
Currency translation	(1)	—	—	(1)
Balance at March 31, 2018	$199	$205	$90	$494

(a) Includes employee retention costs that are accrued ratably over the period through which employees must work to qualify for a payment and facility closure and clean-up costs associated with the U.S. stock-preparation operations.

The Company expects to complete this restructuring plan and pay all accrued restructuring costs in 2018.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Net Income	$10,858	$8,951

Basic Weighted Average Shares	11,042	10,952
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	300	253
Diluted Weighted Average Shares	11,342	11,205

Basic Earnings per Share	$0.98	$0.82

Diluted Earnings per Share	$0.96	$0.80

Restricted stock units (RSUs) totaling 30,000 shares in the first three months of 2018 and 39,000 shares in the first three months of 2017 of common stock were not included in the computation of diluted EPS, as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

4.    Provision for Income Taxes

The Tax Cuts and Jobs Act of 2017 (2017 Tax Act) was signed into law on December 22, 2017 and its provisions are generally effective for tax years beginning January 1, 2018. The most significant impacts of the 2017 Tax Act to the Company include a decrease in the federal corporate income tax rate from 35% to 21% and a one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. On December 22, 2017, the SEC staff issued SAB 118 to provide guidance on accounting for the 2017 Tax Act’s impact. In accordance with SAB 118, the Company recognized the provisional tax impacts related to the re-measurement of its deferred income tax assets and liabilities and the one-time mandatory transition tax on deemed repatriation of unremitted foreign earnings in the three months ended December 30, 2017. In the first quarter of 2018, the Company recorded an additional provisional net income tax expense of $787,000, including the impact of state taxes, for the one-time mandatory transition tax, primarily due to a 2018 tax law change associated with the 2017 Tax Act that impacted the provisional amount initially recorded.

Additional work is still necessary to finalize the provisional tax impacts of the 2017 Tax Act, including the completion of a more detailed analysis of the Company’s historical foreign earnings and the understanding and application of anticipated additional regulatory guidance regarding the provisions of the 2017 Tax Act that may be issued by the Internal Revenue Service

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Provision for Income Taxes (continued)

and state and local jurisdictions. Any subsequent adjustment to the provisional amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.

The provision for income taxes was $3,861,000 in the first three months of 2018 and $2,735,000 in the first three months of 2017. The effective tax rate of 26% in the first three months of 2018 was higher than the Company's 2018 statutory tax rate of 21% primarily due to a true-up to the federal provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act, the U.S. tax cost of foreign operations, including the global intangible low-taxed income provisions of the 2017 Tax Act, and the distribution of the Company's worldwide earnings. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the release of tax reserves, and a favorable impact to state taxes primarily related to the true-up to the provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act. The effective tax rate of 23% in the first three months of 2017 was lower than the Company's 2017 statutory tax rate of 35% primarily due to the distribution of the Company's worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses.

5.    Long-Term Obligations

Long-term obligations are as follows:

	March 31, 2018	December 30, 2017
(In thousands)
Revolving Credit Facility, due 2022	$235,851	$237,011
Obligations Under Capital Lease, due 2018 to 2022	4,689	4,633
Other Borrowings, due 2018 to 2023	396	436
Total	240,936	242,080
Less: Current Maturities of Long-Term Obligations	(710)	(696)
Long-Term Obligations	$240,226	$241,384
See Note 10 for the fair value information related to the Company's long-term obligations.
Revolving Credit Facility
In 2017, the Company entered into an Amended and Restated Credit Agreement, as amended (the 2017 Credit Agreement), which is a five-year unsecured multi-currency revolving credit facility in the aggregate principal amount of up to $300,000,000. The 2017 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $100,000,000. The principal on any borrowings is due on March 1, 2022. Borrowing may be denominated in U.S. dollars or certain foreign currencies as defined in the 2017 Credit Agreement. Interest on any loans outstanding accrues and generally is payable quarterly in arrears at one of the following rates selected by the Company: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt, net of certain cash, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30,000,000.

The obligations of the Company under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations (continued)

new lines of business, and certain actions related to a discontinued operation. As of March 31, 2018, the Company was in compliance with these covenants.

Loans under the 2017 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to an Amended and Restated Guarantee Agreement. In addition, one of the Company's foreign subsidiaries entered into a guarantee agreement limited to certain obligations of two foreign subsidiary borrowers.

As of March 31, 2018, the outstanding balance under the 2017 Credit Agreement was $235,851,000, including $56,796,000 of Canadian dollar-denominated borrowings and $50,055,000 of euro-denominated borrowings. As of March 31, 2018, the Company had $63,737,000 of borrowing capacity available under its 2017 Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.

The weighted average interest rate for the revolving credit facility was 2.86% as of March 31, 2018.

Obligations Under Capital Lease
The Company's obligations under capital leases include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $458,000 at March 31, 2018. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,639,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of March 31, 2018, $4,596,000 was outstanding under this capital lease obligation and $93,000 was outstanding under other capital lease obligations.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,464,000 in the first three months of 2018 and $1,295,000 in the first three months of 2017 within selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date trading price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $8,987,000 at March 31, 2018, and will be recognized over a weighted average period of 2.0 years.

On March 7, 2018, the Company granted to certain of its officers performance-based RSUs, which represented, in aggregate, the right to receive 28,637 shares (the target RSU amount), subject to adjustment, with an aggregate grant date fair value of $2,794,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2018 fiscal year, which is a specified target for adjusted EBITDA generated from operations for the 2018 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. Actual adjusted EBITDA in excess of 115% results in an adjustment capped at 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2018 fiscal year, these performance-based RSUs will be forfeited. In the first three months of 2018, the Company recognized compensation expense based on the probable number of performance-based RSUs expected to vest, which was 100% of the target RSU amount. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2019, 2020, and 2021, provided that the officer is employed by the Company on the applicable vesting dates. On March 7, 2018, the Company also granted time-based RSUs representing 28,086 shares to its officers and employees with an aggregate grant date fair value of $2,741,000. These time-

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Stock-Based Compensation (continued)

based RSUs generally vest in three equal annual installments on March 10 of 2019, 2020, and 2021, provided the employee remains employed by the Company on the applicable vesting dates.

7.    Retirement Benefit Plans

Effective at the beginning of fiscal 2018, the Company retrospectively adopted ASU No. 2017-07. See Recently Adopted Accounting Pronouncements in Note 1 for further discussion. As a result, only the service cost component of net periodic benefit cost is included in operating income. All other components are included in other expense, net in the accompanying condensed consolidated statement of income. The components of net periodic benefit cost are as follows:

	Three Months Ended March 31, 2018			Three Months Ended April 1, 2017
(In thousands, except percentages)	U.S. Pension	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$175	$36	$53	$196	$32	$35
Interest Cost	298	30	43	314	24	39
Expected Return on Plan Assets	(322)	(11)	(1)	(335)	(8)	—
Recognized Net Actuarial Loss	135	16	34	113	9	13
Amortization of Prior Service Cost	—	2	22	13	1	21
	$286	$73	$151	$301	$58	$108

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	3.51%	3.80%	3.65%	4.03%	3.39%	4.13%
Expected Long-Term Return on Plan Assets	4.50%	7.43%	7.43%	5.00%	7.72%	7.72%
Rate of Compensation Increase	3.00%	3.69%	3.07%	3.00%	3.40%	3.08%

The Company does not plan to make any material cash contributions to its pension and post-retirement benefit plans other than to fund current benefit payments in 2018.

8.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.

Changes in each component of AOCI, net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost on Pension and Other Post- Retirement Benefit Plans	Net Actuarial Loss on Pension and Other Post- Retirement Benefit Plans	Deferred Gain on Cash Flow Hedges	Total
Balance at December 30, 2017	$(17,501)	$(319)	$(8,974)	$79	$(26,715)
Other comprehensive income (loss) before reclassifications	5,293	(1)	(39)	89	5,342
Reclassifications from AOCI	—	18	139	4	161
Net current period other comprehensive income	5,293	17	100	93	5,503
Balance at March 31, 2018	$(12,208)	$(302)	$(8,874)	$172	$(21,212)

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Accumulated Other Comprehensive Items (continued)

Amounts reclassified from AOCI are as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017	Statement of Income Line Item
Pension and Other Post-Retirement Plans: (a)
Amortization of actuarial loss	$(185)	$(135)	Other expense, net
Amortization of prior service cost	(24)	(35)	Other expense, net
Total expense before income taxes	(209)	(170)
Income tax benefit	52	59	Provision for income taxes
	(157)	(111)
Cash Flow Hedges: (b)
Interest rate swap agreement	(5)	(12)	Interest expense
Forward currency-exchange contracts	—	(11)	Cost of revenues
Total expense before income taxes	(5)	(23)
Income tax benefit	1	8	Provision for income taxes
	(4)	(15)
Total Reclassifications	$(161)	$(126)

(a)	Included in the computation of net periodic benefit cost. See Note 7 for additional information.

(b)	See Note 9 for additional information.

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

Accounting Standards Codification (ASC) 815, Derivatives and Hedging, requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of AOCI. These deferred gains and losses are recognized in the statement of income in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the accompanying condensed consolidated statement of income.

Interest Rate Swap Agreement
In January 2015, the Company entered into a swap agreement (2015 Swap Agreement) to hedge its exposure to movements in the three-month LIBOR rate on future outstanding debt and has designated the 2015 Swap Agreement as a cash flow hedge. The 2015 Swap Agreement expires on March 27, 2020 and has a $10,000,000 notional value. Under the 2015 Swap Agreement, on a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 1.50% plus an applicable margin. The fair value of the 2015 Swap Agreement is included in other assets, with an offset to AOCI, net of tax, in the accompanying condensed consolidated balance sheet.

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

The counterparty to the 2015 Swap Agreement could demand an early termination of the 2015 Swap Agreement if the Company were to be in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and if the Company were to be unable to cure the default. An event of default under the 2017 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of March 31, 2018, the Company was in compliance with these covenants. The unrealized gain associated with the 2015 Swap Agreement was $204,000 as of March 31, 2018, which represents the estimated amount that the Company would receive from the counterparty in the event of an early termination.

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

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges. The fair value for these instruments is included in other current assets for unrecognized gains and in other current liabilities for unrecognized losses, with an offset in AOCI, net of tax. For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair value of forward currency-exchange contracts that are not designated as hedges is recorded currently in earnings with gains reported in other current assets and losses reported in other current liabilities. The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income gains of $13,000 in the first three months of 2018 and $471,000 in the first three months of 2017 associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

The following table summarizes the fair value of the Company's derivative instruments in the accompanying condensed consolidated balance sheet:

		March 31, 2018		December 30, 2017
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Interest rate swap agreement	Other Long-Term Assets	$204	$10,000	$126	$10,000

Forward currency-exchange contract	Other Current Assets	$24	$1,002	$—	$—

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$17	$1,244
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(1)	$2,366	$(16)	$2,049

(a)	See Note 10 for the fair value measurements relating to these financial instruments.

(b)	The total notional amount is indicative of the level of the Company's derivative activity during the first three months of 2018.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the three months ended March 31, 2018:

(In thousands)	Interest Rate Swap Agreement	Forward Currency- Exchange Contract	Total
Unrealized Gain, Net of Tax, at December 30, 2017	$79	$—	$79
Loss reclassified to earnings (a)	4	—	4
Gain recognized in AOCI	71	18	89
Unrealized Gain, Net of Tax, at March 31, 2018	$154	$18	$172

(a) See Note 8 for the income statement classification.

As of March 31, 2018, the Company expects to reclassify $85,000 of the net unrealized gain included in AOCI to earnings over the next twelve months as a result of forward contract maturities and the interest rate swap's estimated cash flows.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Money market funds and time deposits	$19,745	$—	$—	$19,745
Forward currency-exchange contract	$—	$24	$—	$24
Interest rate swap agreement	$—	$204	$—	$204
Banker's acceptance drafts (a)	$—	$12,021	$—	$12,021

Liabilities:
Forward currency-exchange contracts	$—	$1	$—	$1

December 30, 2017
Assets:
Money market funds and time deposits	$17,728	$—	$—	$17,728
Forward currency-exchange contracts	$—	$17	$—	$17
Interest rate swap agreement	$—	$126	$—	$126
Banker's acceptance drafts (a)	$—	$15,960	$—	$15,960

Liabilities:
Forward currency-exchange contracts	$—	$16	$—	$16

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first three months of 2018. The Company's financial assets and liabilities carried at fair value are cash equivalents, banker's acceptance drafts, derivative instruments used to hedge the Company's foreign currency and interest rate risks, variable rate debt, and capital lease obligations. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and readily tradable. These cash equivalents are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair value of the Company's interest rate swap agreement is based on LIBOR yield curves at the reporting date. The forward currency-exchange contracts and interest rate swap agreement are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	March 31, 2018		December 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Long-term Debt Obligations:
Revolving credit facility	$235,851	$235,851	$237,011	$237,011
Capital lease obligations	4,141	4,141	4,101	4,101
Other borrowings	234	234	272	272
	$240,226	$240,226	$241,384	$241,384

The carrying value of the Company's revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust quarterly based on prevailing market rates. The carrying values of the Company's capital lease obligations and other borrowings approximate fair value as the stipulated interest rates are comparable to prevailing market rates for those obligations.

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

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2018	2017
Revenues:
Papermaking Systems (a)	$105,591	$88,550
Wood Processing Systems (b)	39,141	9,943
Fiber-based Products	4,461	4,364
	$149,193	$102,857

Income Before Provision for Income Taxes:
Papermaking Systems (c)	$14,584	$14,299
Wood Processing Systems (d)	7,363	2,504
Corporate and Fiber-based Products (e)	(5,283)	(4,553)
Total operating income	16,664	12,250
Interest expense, net (f)	(1,549)	(244)
Other expense, net	(246)	(204)
	$14,869	$11,802

Capital Expenditures:
Papermaking Systems	$4,649	$1,484
Wood Processing Systems	376	186
Other	126	52
	$5,151	$1,722

(a)	Includes $5,900,000 in the three-month period ended March 31, 2018 from 2017 acquisitions.
(b) Includes $28,870,000 in the three-month period ended March 31, 2018 from a 2017 acquisition.
(c) Includes restructuring costs of $770,000 in the three-month period ended March 31, 2018 (see Note 2).
(d) Includes acquisition-related expenses of $252,000 in the three-month period ended March 31, 2018 for the amortization of acquired backlog and $319,000 in the three-month period ended April 1, 2017 for acquisition transaction costs.
(e) Corporate primarily includes general and administrative expenses.
(f) The Company does not allocate interest expense, net to its segments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $9,890,000 at March 31, 2018 and $10,035,000 at December 30, 2017 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

KADANT INC.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "seeks," "should," "likely," "will," "would," "may," "continue," "could," or similar expressions, we are making forward-looking statements.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (fiscal 2017), as filed with the Securities and Exchange Commission (SEC) and subsequent filings with the SEC.

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

Papermaking Systems Segment
Through our Papermaking Systems segment, we develop, manufacture, and market equipment and products for the global papermaking, paper recycling, recycling and waste management, and other process industries. This segment consists of the following product lines:

-
Stock-Preparation: custom-engineered systems and equipment, as well as standard individual components, for baling, pulping, de-inking, screening, cleaning, and refining primarily recycled fiber for preparation for entry into the paper machine, and recausticizing and evaporation equipment and systems used in the production of virgin pulp. Our baling equipment is also used to compress a variety of other secondary materials to prepare them for transport or storage;

-
Doctoring, Cleaning, & Filtration: doctoring, cleaning, and filtration systems and related consumables that keep paper machines and other industrial processes running efficiently; doctor blades made of a variety of materials to perform functions including cleaning, creping, web removal, flaking, and the application of coatings; and systems and equipment used to continuously clean fabrics and rolls, drain water from pulp mixtures, form the sheet or web, and filter the process water for reuse. Doctoring and cleaning systems are also used in other process industries such as carbon fiber, textiles and food processing; and

-
Fluid-Handling: rotary joints, precision unions, steam and condensate systems, components, and controls used to transfer fluids, power, and data in numerous process industries and expansion joints used in industrial piping systems.

KADANT INC.

Overview (continued)

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
-
Chippers: disc, drum, and veneer chippers and related parts and consumables are high quality, robust chipper systems for waste-wood and whole-log applications found in pulp woodrooms, chip plants, sawmill, and planer mill sites; and

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
Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of technologies and businesses that complement or augment our existing products and services or may involve entry into a new process industry. We continue to actively pursue additional acquisition opportunities. Certain of our recent acquisitions are described below.

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

On August 14, 2017, we acquired certain assets of Unaflex, LLC (Unaflex) for $31.7 million, including $31.3 million in cash and an estimated $0.4 million post-closing adjustment to be paid in 2018. Unaflex is a leading manufacturer of expansion joints and related products for process industries. This acquisition complements our existing Fluid-Handling product line within our Papermaking Systems segment.
International Sales
Our sales to customers outside the United States, mainly in Europe, Asia and Canada, were approximately 58% of total revenue in both the first three months of 2018 and 2017. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies.

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial position depends, and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC. There have been no material changes to these critical accounting policies since fiscal year-end 2017 that warrant disclosure, except for the adoption of the Financial Accounting Standards Board's Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as described in Recently Adopted Accounting Pronouncements and Revenue Recognition in Note 1 to the accompanying condensed consolidated financial statements.

Industry and Business Outlook
Our products are primarily sold in global process industries and used to produce packaging, tissue, OSB, and lumber, among other products. Major markets for our products are as follows:
Packaging, Tissue and Other Paper
Approximately 44% of our revenue in the first three months of 2018 was from the sale of products that support packaging, tissue, and other paper grades excluding printing and writing and newsprint. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, increased use of e-commerce, demand for food and beverage packaging, and greater urbanization in developing regions. The growth of e-commerce in particular has caused and is expected to continue to cause increased demand for packaging grades used to make boxes. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both packaging and tissue, growth rates in the developing world are expected to increase as per capita consumption of paper products increases with rising standards of living. For balers and related equipment, demand is generally driven by rising standards of living and population growth, shortage and costs of landfilling, increasing recycling rates, and environmental regulation.
Printing, Writing and Newsprint
Approximately 11% of our revenue in the first three months of 2018 was related to products used to produce printing and writing paper grades as well as newsprint, which have been negatively affected by the development and increased use of digital media. We expect the decline in the use of printing and writing and newsprint paper grades to continue due to the use of digital media.
Wood Processing
Approximately 26% of our revenue in the first three months of 2018 was from sales to manufacturers in the wood processing industries, including lumber mills, engineered wood panel producers, and sawmills, that use stranders, debarkers, and related equipment to prepare logs to be converted into OSB or lumber, and use harvesting equipment to cut, gather, and remove timber from forest plantations. Demand for OSB and lumber is tied to new home construction and home remodeling in all markets we serve. The majority of OSB and lumber demand is in North America, as North American houses are more often constructed of wood compared to other parts of the world.
Other
Our remaining revenue was from sales to other process industries, which tend to grow with the overall economy. These industries include metals, food and beverage, chemical, petrochemical, and energy, among others.

KADANT INC.

Overview (continued)

Bookings by Geographic Region
Our bookings increased 53% to $182 million in the first three months of 2018 compared to $119 million in the first three months of 2017. Bookings in 2018 included a $40 million, or 34%, increase resulting from our acquisitions and an $8 million, or 7%, increase from the favorable effect of foreign currency translation. Excluding the impact of acquisitions and the favorable effect of foreign currency translation, our bookings in the first three months of 2018 increased 12% compared to the first three months of 2017, primarily due to strong performance in our Wood Processing, Fluid-Handling, and Stock-Preparation product lines. Bookings for our capital equipment tend to be variable and are dependent on regional economic conditions and the level of capital spending by our customers, among other factors. By comparison, demand for our parts and consumables products tends to be more predictable. We believe our large installed base provides us with a relatively stable parts and consumables business that yields higher margins than our capital equipment business. Bookings for our parts and consumables products increased to $103 million in the first three months of 2018, or 57% of total bookings, compared to $75 million, or 63% of total bookings, in the first three months of 2017, primarily due to bookings of $22 million from our acquisitions.

North America
The largest and most impactful regional market for our products in the first three months of 2018 was North America, and we expect this to continue to be the case for the remainder of 2018. The primary pulp and paper markets we serve in North America tend to be stable. The strength of the U.S. housing market has led to continued growth in our Wood Processing product line, which we recently expanded with our forest products business acquisition. We expect to see continued strength in this market as home ownership among millennials continues to increase and the tight U.S. labor market and limited inventory support demand for new housing. Projected continued growth in housing starts for the next several years is expected to have a positive impact on demand for structural wood panels, which includes OSB and lumber. In addition, the U.S. tax law passed in 2017 and repatriation of offshore cash may result in additional capital investment activity by our customers in the United States. Our bookings in North America were $93 million in the first three months of 2018, including bookings of $28 million from our acquisitions, up 64% compared to $57 million in the first three months of 2017. According to a PPI Pulp & Paper Week report, U.S. containerboard production increased in 2017 by 3.1% over 2016, and according to a Resource Information Systems Inc. (RISI) report, containerboard mill operating rates were 96% in the first three months of 2018. For the month of March 2018, U.S. housing starts increased 11% over March 2017 to 1.319 million due to a rebound in the construction of multifamily housing units.

Europe
We saw increased business activity in Europe in the first three months of 2018 compared to the first three months of 2017, particularly in the lumber, industrial and packaging markets. We expect the solid growth in the euro zone economies in the first three months of 2018 to be sustained for the remainder of 2018. Our bookings in Europe were $50 million in the first three months of 2018, up 55% compared to $32 million in the first three months of 2017, including an $8 million increase from our acquisitions and a favorable foreign currency translation effect of $5 million. Excluding acquisitions and the favorable effect of foreign currency translation, our bookings in Europe increased 14% in the first three months of 2018 compared to the first three months of 2017.

Asia
Our bookings in Asia were $25 million in the first three months of 2018, up 18% compared to $21 million in the first three months of 2017. The market in Asia continued to be healthy for both our capital equipment and parts and consumables products in the first three months of 2018. We saw continued strength in project activity in containerboard grades during the first three months of 2018, particularly in China. We expect to see a gradual weakening of demand for pulp and paper-related capital projects in China in the second half of 2018. However, while OSB is a fairly new product in China and its consumption is low compared to North America, we foresee increased demand in China for our stranding equipment used in OSB mills in 2018 as producers explore the use of OSB in the production of furniture and in export packaging.

Rest of World
Our bookings in the rest of the world were $14 million in the first three months of 2018, including bookings of $4 million from our acquisitions, up 61% compared to $9 million in the first three months of 2017.

KADANT INC.

Overview (continued)

Guidance
Based on our performance in the first three months of 2018 and current visibility for the remainder of the year, we expect for the full year 2018 GAAP diluted earnings per share (EPS) of $4.98 to $5.08, revised from our previous guidance of $4.74 to $4.84. For 2018, we expect revenue of $625 to $635 million, revised from our previous guidance of $605 to $615 million. The 2018 guidance includes pre-tax restructuring costs of $1.7 million, or $0.11 per diluted share, discrete tax expense of $0.4 million, or $0.04 per diluted share, and pre-tax amortization expense associated with acquired backlog of $0.2 million, or $0.02 per diluted share. For the second quarter of 2018, we expect to achieve GAAP diluted EPS of $0.89 to $0.94 on revenue of $150 to $154 million. The second quarter of 2018 guidance includes pre-tax restructuring costs of $0.8 million, or $0.06 per diluted share.

Results of Operations

First Quarter 2018 Compared With First Quarter 2017

Revenues
The following table presents changes in revenues by segment and product line between the first quarters of 2018 and 2017, and the changes in revenues by segment and product line between the first quarters of 2018 and 2017 excluding the effect of currency translation and acquisitions. Currency translation is calculated by converting first quarter of 2018 revenues in local currency into U.S. dollars at first quarter of 2017 exchange rates and then comparing this result to actual revenues in the first quarter of 2018. The presentation of the changes in revenues excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

Revenues for the first quarters of 2018 and 2017 are as follows:

	Three Months Ended					(Non-GAAP) Adjusted Total
(In thousands)	March 31, 2018	April 1, 2017	Total Increase	Currency Translation	Acquisitions	Increase (Decrease)

Stock-Preparation	$45,483	$41,153	$4,330	$3,456	$—	$874
Doctoring, Cleaning, & Filtration	27,222	25,350	1,872	1,201	—	671
Fluid-Handling	32,886	22,047	10,839	1,599	5,900	3,340
Papermaking Systems	105,591	88,550	17,041	6,256	5,900	4,885
Wood Processing Systems	39,141	9,943	29,198	467	28,870	(139)
Fiber-based Products	4,461	4,364	97	—	—	97
	$149,193	$102,857	$46,336	$6,723	$34,770	$4,843

Papermaking Systems Segment
Revenues from our Papermaking Systems segment increased $17.0 million, or 19%, to $105.6 million in the first quarter of 2018 from $88.6 million in the first quarter of 2017, including $5.9 million from the inclusion of revenue from acquisitions and a $6.3 million increase from the favorable effect of foreign currency translation. Excluding acquisitions and the favorable effect of foreign currency translation, revenues increased $4.9 million as explained in the product line discussions below.

Revenues from our Stock-Preparation product line in the first quarter of 2018 increased $4.3 million, or 11%, compared to the first quarter of 2017, including a $3.5 million increase from the favorable effect of foreign currency translation. Excluding the favorable effect of foreign currency translation, revenues increased $0.9 million, or 2%, primarily due to increased demand for our capital equipment at our Chinese and North American operations that was partially offset by decreased demand for our capital equipment at our European operations.

KADANT INC.

Results of Operations (continued)

Revenues from our Doctoring, Cleaning, & Filtration product line in the first quarter of 2018 increased $1.9 million, or 7%, including a $1.2 million increase from the favorable effect of foreign currency translation. Excluding the favorable effect of foreign currency translation, revenues increased $0.7 million, or 3%, compared to the first quarter of 2017 due to increased demand for our parts and consumables products.

Revenues from our Fluid-Handling product line in the first quarter of 2018 increased $10.8 million, or 49%, compared to the first quarter of 2017, due to the inclusion of $5.9 million in revenues from acquisitions, principally from Unaflex, and a $1.6 million increase from the favorable effect of foreign currency translation. Excluding acquisitions and the favorable effect of foreign currency translation, revenues increased $3.3 million, or 15%, largely due to increased demand for our capital equipment primarily at our North American and European operations.

Wood Processing Systems Segment
Revenues from our Wood Processing Systems segment increased $29.2 million to $39.1 million in the first quarter of 2018 from $9.9 million in the first quarter of 2017 due to the inclusion of $28.9 million in revenues from our forest products business, which was acquired in July 2017, and $0.5 million from the favorable effect of foreign currency translation. Excluding the acquisition and the favorable effect of foreign currency translation, revenues were essentially flat in the first quarter of 2018 compared with the first quarter of 2017.

Fiber-based Products
Revenues from our Fiber-based Products business were relatively unchanged at $4.5 million in the first quarter of 2018 compared with $4.4 million in the first quarter of 2017.

Gross Profit Margin
Gross profit margins for the first quarters of 2018 and 2017 were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Papermaking Systems	45.6%	47.9%
Wood Processing Systems	39.5%	42.2%
Fiber-based Products	56.0%	55.0%
	44.3%	47.7%

Papermaking Systems Segment
The gross profit margin in our Papermaking Systems segment decreased to 45.6% in the first quarter of 2018 from 47.9% in the first quarter of 2017, primarily due to lower gross profit margins on our parts and consumables products, as well as a decrease in the proportion of higher-margin parts and consumables revenues.

Wood Processing Systems Segment
The gross profit margin in our Wood Processing Systems segment decreased to 39.5% in the first quarter of 2018 from 42.2% in the first quarter of 2017 primarily due to the inclusion of lower gross profit margins in our timber harvesting product line.

Fiber-based Products
The gross profit margin in our Fiber-based Products business increased to 56.0% in the first quarter of 2018 from 55.0% in the first quarter of 2017 due to increased manufacturing efficiency related to higher production volumes and lower natural gas prices.

KADANT INC.

Results of Operations (continued)

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses for the first quarters of 2018 and 2017 were as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017	Increase
Papermaking Systems	$30,756	$26,185	$4,571
Wood Processing Systems	7,299	1,522	5,777
Corporate and Other	7,721	6,913	808
	$45,776	$34,620	$11,156

SG&A expenses as a percentage of revenues decreased to 31% in the first quarter of 2018 from 34% in the first quarter of 2017 due to improved operating leverage as a result of our recent acquisitions. SG&A expenses increased $11.2 million, or 32%, to $45.8 million in the first quarter of 2018 from $34.6 million in the first quarter of 2017 primarily due to the inclusion of $7.2 million of incremental SG&A expenses from our acquisitions and a $2.0 million unfavorable effect from foreign currency translation. We expect further improvements in operating leverage in the second half of 2018 as our revenue increases.

Papermaking Systems Segment
SG&A expenses in our Papermaking Systems segment increased $4.6 million, or 17%, to $30.8 million in the first quarter of 2018 from $26.2 million in the first quarter of 2017, primarily due to a $1.9 million unfavorable effect from foreign currency translation and $1.7 million of incremental SG&A expenses from our acquisitions.

Wood Processing Systems Segment
    SG&A expenses in our Wood Processing Systems segment increased $5.8 million to $7.3 million in the first quarter of 2018 from $1.5 million in the first quarter of 2017 primarily due to $5.5 million of incremental SG&A expenses from our acquisitions.

Corporate and Other
SG&A expenses for Corporate and Other increased $0.8 million to $7.7 million in the first quarter of 2018 from $6.9 million in the first quarter of 2017 primarily due to increased incentive compensation expense.

Research and Development Expenses
Research and development expenses, which represented 2% of revenues in both periods, increased $0.7 million, or 34%, to $2.9 million in the first quarter of 2018 from $2.1 million in the first quarter of 2017 largely due to the inclusion of research and development expenses from our acquisitions.

Restructuring Costs
Restructuring costs in the first quarter of 2018 of $0.8 million related to the integration of our U.S. and Swedish Papermaking Stock-Preparation product lines into a single manufacturing facility to achieve economies of scale and greater efficiencies, and included $0.6 million of costs for the relocation of machinery and equipment and administrative offices and $0.2 million associated with employee retention costs and abandonment of excess facility and other closure costs. We expect to record additional restructuring charges of approximately $0.9 million in 2018 primarily for the relocation of machinery and equipment when certain specified criteria are met.

Interest Expense
Interest expense increased $1.4 million to $1.7 million in the first quarter of 2018 from $0.3 million in the first quarter of 2017 primarily due to interest expense on additional borrowings made in the second half of 2017.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes was $3.9 million in the first quarter of 2018 and $2.7 million in the first quarter of 2017. The effective tax rate of 26% in the first quarter of 2018 was higher than our 2018 statutory tax rate of 21% primarily due to a true-up to the federal provisional net income tax expense initially recorded in 2017 for the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), the U.S. tax cost of foreign operations, including the global intangible low-taxed income provisions of the 2017 Tax Act, and the distribution of our worldwide earnings. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the release of tax reserves, and a favorable impact to state taxes primarily related to the true-up to the provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act. The effective tax rate of 23% in the first quarter of 2017 was lower than our 2017 statutory tax rate of 35% primarily due to the distribution of our worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses.

Additional work is still necessary to finalize the provisional tax impacts of the 2017 Tax Act, including the completion of a more detailed analysis of our historical foreign earnings and the understanding and application of anticipated additional regulatory guidance regarding the provisions of the 2017 Tax Act that may be issued by the Internal Revenue Service and state and local jurisdictions. Any subsequent adjustment to the provisional amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.

Net Income
Net income increased $1.9 million, or 21%, to $11.0 million in the first quarter of 2018 from $9.1 million in the first quarter of 2017 due to a $4.4 million increase in operating income that was partially offset by increases in our interest expense of $1.4 million and our provision for income taxes of $1.1 million (see Revenues, Gross Profit Margin, Selling, General and Administrative Expenses, Research and Development Expenses, Restructuring Costs, Interest Expense and Provision for Income Taxes discussed above).

Recent Accounting Pronouncements
See Note 1, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for further details.

Liquidity and Capital Resources

Consolidated working capital was $145.7 million at March 31, 2018, compared with $133.8 million at December 30, 2017. Included in working capital were cash and cash equivalents of $72.2 million at March 31, 2018, compared with $75.4 million at December 30, 2017. At March 31, 2018, $71.2 million of cash and cash equivalents was held by our foreign subsidiaries.

Cash Flows

First Three Months of 2018
Our operating activities provided cash of $7.2 million in 2018 primarily due to cash generated by our operating subsidiaries from product sales. This is largely represented within operating cash flows in net income, excluding non-cash charges for depreciation and amortization and stock-based compensation. Aside from cash generated from items which impacted net income, operating cash flows were also impacted by changes in working capital due to the timing of cash receipts and payments. Working capital used cash of $11.3 million in the first quarter of 2018, including $9.7 million of cash used to purchase inventory primarily associated with the expected shipment of stock-preparation capital orders later in 2018 and $6.3 million of cash used to settle other current liabilities that was primarily related to the payment of incentive compensation and taxes.

Our investing activities used cash of $5.1 million in the first quarter of 2018 related to purchases of property, plant, and equipment, including $3.8 million for a manufacturing facility project in Ohio.

KADANT INC.

Liquidity and Capital Resources (continued)

Our financing activities used cash of $6.7 million in the first quarter of 2018. Cash uses of $13.4 million for principal payments on our outstanding debt obligations, $3.6 million for tax withholding payments related to stock-based compensation, and $2.3 million for cash dividends paid to stockholders were partially offset by U.S. dollar-denominated borrowings of $12.0 million under our revolving credit agreement and $0.7 million received primarily from employee purchases of our common stock.

First Three Months of 2017
Our operating activities provided cash of $1.7 million in 2017 primarily due to cash generated by our operating subsidiaries from product sales. This is largely represented within operating cash flows in net income, excluding non-cash charges for depreciation and amortization and stock-based compensation. Aside from cash generated from items which impacted net income, operating cash flows were also impacted by changes in working capital due to the timing of cash receipts and payments. Working capital used cash of $12.2 million in the first quarter of 2017, including increases of $6.2 million in accounts receivable and unbilled revenue primarily in our Stock-Preparation product line and $4.0 million in inventory primarily from purchases related to the expected shipment of stock-preparation capital orders. To a lesser extent, cash of $1.9 million was used to fund increases in other current assets largely related to prepayments for raw material and equipment and an increase in refundable income taxes. In addition, we used cash of $1.0 million for other current liabilities primarily related to the payment of incentive compensation in the first quarter of 2017.

Our investing activities used cash of $1.9 million in the first quarter of 2017, primarily related to $1.7 million of purchases of property, plant, and equipment.

Our financing activities used cash of $1.6 million in the first quarter of 2017. We received cash proceeds of $8.0 million from borrowings under our revolving credit agreement, which were more than offset by $4.6 million used for principal payments on our outstanding debt obligations, $2.2 million used for tax withholding payments related to stock-based compensation, and $2.1 million used for cash dividends paid to stockholders.

Additional Liquidity and Capital Resources
On May 17, 2017, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 17, 2017 to May 17, 2018. We have not purchased any shares of our common stock under this authorization.

We paid cash dividends of $2.3 million in the first quarter of 2018. On March 8, 2018, we declared a quarterly cash dividend of $0.22 per share totaling $2.4 million that will be paid on May 10, 2018. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our revolving credit facility.

As of March 31, 2018, we had cash and cash equivalents of $72.2 million, of which $71.2 million was held by our foreign subsidiaries. As of March 31, 2018, we had approximately $272.1 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $247.0 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments. In the first quarter of 2018, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely reinvested foreign earnings to the United States would be approximately $4.0 million.

We plan to make expenditures of approximately $13.0 to $14.0 million during the remainder of 2018 for property, plant, and equipment, including approximately $3.0 million for our Ohio manufacturing facility, which will be completed in the first half of 2018.

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

KADANT INC.

Liquidity and Capital Resources (continued)

Revolving Credit Facility
In 2017, we entered into an Amended and Restated Credit Agreement, as amended (the 2017 Credit Agreement), which is a five-year unsecured multi-currency revolving credit facility in the aggregate principal amount of up to $300 million. The 2017 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $100 million. The principal on any borrowings is due on March 1, 2022. Borrowing may be denominated in U.S. dollars or certain foreign currencies as defined in the 2017 Credit Agreement. Interest on any loans outstanding under the 2017 Credit Agreement accrues and generally is payable quarterly in arrears at one of the following rates selected by us: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt, net of certain cash, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30 million.

Our obligations under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to us, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of March 31, 2018, we were in compliance with these covenants.

Loans under the 2017 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to an Amended and Restated Guarantee Agreement. In addition, one of our foreign subsidiaries entered into a guarantee agreement limited to certain obligations of two foreign subsidiary borrowers.

As of March 31, 2018, the outstanding balance under the 2017 Credit Agreement was $235.9 million, including $56.8 million of Canadian dollar-denominated and $50.1 million of euro-denominated borrowings. As of March 31, 2018, we had $63.7 million of borrowing capacity available under the 2017 Credit Agreement, which was calculated by translating our foreign-denominated borrowings using borrowing date foreign exchange rates.

The weighted average interest rate for the revolving credit facility was 2.86% as of March 31, 2018.

Sale-Leaseback Financing Arrangement
We have a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The lease arrangement includes a net fixed price purchase option of $1.6 million at the end of the lease term in 2022. At March 31, 2018, $4.6 million was outstanding under this capital lease obligation with an interest rate of 1.79% on the outstanding obligation.

Interest Rate Swap Agreement
In January 2015, we entered into a swap agreement (2015 Swap Agreement) to hedge our exposure to movements in the three-month LIBOR rate on future outstanding debt. The 2015 Swap Agreement expires on March 27, 2020, and has a $10 million notional value. Under the 2015 Swap Agreement, on a quarterly basis we receive a three-month LIBOR rate and pay a fixed rate of interest of 1.50% plus an applicable margin.

We believe that any credit risk associated with the swap agreement is remote based on our financial position and the creditworthiness of the financial institution that issued the 2015 Swap Agreement. At March 31, 2018, the 2015 Swap Agreement had an unrealized gain of $0.2 million, which represents the estimated amount that we would receive from the counterparty in the event of an early termination.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at fiscal year-end 2017 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC.

Item 4 – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)        Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Except for the addition of the sentences below to the "Our global operations subject us to various risks that may adversely affect our results of operations" risk factor, there have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC.

Among the $50 billion in U.S. trade tariffs proposed by the Trump administration against China, pulp and paper machinery equipment is a potential target facing a 25% duty. If the United States were to impose significant tariffs or taxes on goods imported into the United States, the cost of our products could significantly increase, which in turn could have a material adverse effect on our business and results of operations.

The United States also imposed new trade sanctions against certain persons in Russia in April 2018, in addition to those previously imposed in 2014 and 2017.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards on or after March 5, 2014.

10.2*	Form of Time-Based Restricted Stock Unit Award Agreement between the Company and its executive officers used for restricted stock unit awards on or after March 5, 2014.

10.3*	Summary of non-employee director compensation of the Registrant.

10.4*	Form of Directors Restricted Stock Unit Award Agreement between the Company and its non-employee directors used for restricted stock unit awards on or after March 5, 2014.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definition Linkbase Document.**

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of March 31, 2018 and December 30, 2017, (ii) Condensed Consolidated Statement of Income for the three-month periods ended March 31, 2018 and April 1, 2017, (iii) Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2018 and April 1, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2018 and April 1, 2017, (v) Condensed Consolidated Statement of Stockholders' Equity for the three-month periods ended March 31, 2018 and April 1, 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: May 9, 2018	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)