Form 10-Q
period 2018-06-30
KADANT INC
filed 2018-08-08
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, $.01 par value	11,098,493

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended June 30, 2018

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	June 30, 2018	December 30, 2017
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$60,177	$75,425
Restricted cash (Note 1)	975	1,421
Accounts receivable, less allowances of $3,120 and $2,879 (Note 1)	88,223	89,624
Inventories (Note 1)	96,261	84,933
Unbilled revenues	2,183	2,374
Other current assets	15,397	12,246
Total Current Assets	263,216	266,023

Property, Plant, and Equipment, at Cost	167,382	165,231
Less: accumulated depreciation and amortization	87,495	85,508
Property, Plant, and Equipment, at Cost, Net	79,887	79,723

Other Assets	14,353	14,311
Intangible Assets, Net (Note 1)	122,242	133,036
Goodwill (Note 1)	261,488	268,001
Total Assets	$741,186	$761,094

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$665	$696
Accounts payable	35,069	35,461
Customer deposits	41,601	30,103
Accrued payroll and employee benefits	25,500	29,616
Advanced billings	11,463	7,316
Other current liabilities	26,487	29,038
Total Current Liabilities	140,785	132,230

Long-Term Obligations (Notes 5 and 13)	206,231	241,384
Long-Term Deferred Income Taxes	26,484	29,085
Other Long-Term Liabilities	26,001	25,891

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	101,842	103,221
Retained earnings	361,262	342,893
Treasury stock at cost, 3,528,550 and 3,613,838 shares	(86,464)	(88,554)
Accumulated other comprehensive items (Note 8)	(36,853)	(26,715)
Total Kadant Stockholders' Equity	339,933	330,991
Noncontrolling interest	1,752	1,513
Total Stockholders' Equity	341,685	332,504
Total Liabilities and Stockholders' Equity	$741,186	$761,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(In thousands, except per share amounts)

Revenues (Notes 1 and 11)	$154,913	$110,242	$304,106	$213,099

Costs and Operating Expenses:
Cost of revenues	86,749	57,390	169,863	111,230
Selling, general, and administrative expenses	45,132	38,970	90,908	73,590
Research and development expenses	2,728	2,222	5,597	4,369
Restructuring costs (Note 2)	569	—	1,339	—
	135,178	98,582	267,707	189,189

Operating Income	19,735	11,660	36,399	23,910

Interest Income	122	102	305	206
Interest Expense	(1,850)	(392)	(3,582)	(740)
Other Expense, Net (Note 7)	(245)	(217)	(491)	(421)

Income Before Provision for Income Taxes	17,762	11,153	32,631	22,955
Provision for Income Taxes (Note 4)	5,271	2,955	9,132	5,690

Net Income	12,491	8,198	23,499	17,265

Net Income Attributable to Noncontrolling Interest	(142)	(102)	(292)	(218)

Net Income Attributable to Kadant	$12,349	$8,096	$23,207	$17,047

Earnings per Share Attributable to Kadant (Note 3):
Basic	$1.11	$0.74	$2.10	$1.55
Diluted	$1.08	$0.72	$2.04	$1.52

Weighted Average Shares (Note 3):
Basic	11,092	11,001	11,067	10,976
Diluted	11,400	11,296	11,371	11,250

Cash Dividends Declared per Common Share	$0.22	$0.21	$0.44	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(In thousands)

Net Income	$12,491	$8,198	$23,499	$17,265

Other Comprehensive Items:
Foreign currency translation adjustment	(15,776)	8,655	(10,440)	13,687
Pension and other post-retirement liability adjustments (net of tax provision of $75, $11, $109 and $60)	212	81	329	163
Deferred (loss) gain on cash flow hedges (net of tax (benefit) provision of ($55), $1, ($47) and $16)	(173)	7	(80)	34
Other Comprehensive Items	(15,737)	8,743	(10,191)	13,884
Comprehensive (Loss) Income	(3,246)	16,941	13,308	31,149
Comprehensive Income Attributable to Noncontrolling Interest	(46)	(219)	(239)	(381)
Comprehensive (Loss) Income Attributable to Kadant	$(3,292)	$16,722	$13,069	$30,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
(In thousands)

Operating Activities
Net income attributable to Kadant	$23,207	$17,047
Net income attributable to noncontrolling interest	292	218
Net income	23,499	17,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,943	6,531
Stock-based compensation expense	3,610	2,736
Provision for losses on accounts receivable	438	84
Loss on the sale of property, plant, and equipment	54	30
Other items, net	(869)	2,161
Contributions to U.S. pension plan	—	(540)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(974)	(476)
Unbilled revenues	2,228	(2,968)
Inventories	(14,238)	(6,147)
Other current assets	(2,781)	(2,652)
Accounts payable	4,039	3,363
Other current liabilities	8,622	5,989
Net cash provided by operating activities	35,571	25,376

Investing Activities
Purchases of property, plant, and equipment	(10,211)	(3,435)
Proceeds from sale of property, plant, and equipment	213	50
Acquisition	—	(165)
Net cash used in investing activities	(9,998)	(3,550)

Financing Activities
Repayment of debt	(46,838)	(11,235)
Proceeds from issuance of debt	16,000	8,000
Dividends paid	(4,756)	(4,388)
Tax withholding payments related to stock-based compensation	(3,641)	(2,206)
Proceeds from issuance of Company common stock	742	—
Payment of debt issuance costs	—	(1,147)
Other financing activities	(258)	(215)
Net cash used in financing activities	(38,751)	(11,191)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,516)	3,777

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(15,694)	14,412
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	76,846	73,569
Cash, Cash Equivalents, and Restricted Cash at End of Period	$61,152	$87,981

See Note 1 – Supplemental Cash Flow Information and Recently Adopted Accounting Pronouncements, Statement of Cash Flows (Topic 230), Restricted Cash for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount

Balance at December 31, 2016	14,624,159	$146	$101,405	$321,050	3,686,532	$(90,335)	$(49,637)	$1,650	$284,279

Net income	—	—	—	17,047	—	—	—	218	17,265

Dividends declared	—	—	—	(4,621)	—	—	—	—	(4,621)

Activity under stock plans	—	—	(1,104)	—	(66,694)	1,634	—	—	530

Other comprehensive items	—	—	—	—	—	—	13,721	163	13,884

Balance at July 1, 2017	14,624,159	$146	$100,301	$333,476	3,619,838	$(88,701)	$(35,916)	$2,031	$311,337

Balance at December 30, 2017	14,624,159	$146	$103,221	$342,893	3,613,838	$(88,554)	$(26,715)	$1,513	$332,504

Net income	—	—	—	23,207	—	—	—	292	23,499

Adoption of ASU No. 2014-09 (Note 1)	—	—	—	119	—	—	—	—	119

Adoption of ASU No. 2016-16 (Note 1)	—	—	—	(75)	—	—	—	—	(75)

Dividends declared	—	—	—	(4,882)	—	—	—	—	(4,882)

Activity under stock plans	—	—	(1,379)	—	(85,288)	2,090	—	—	711

Other comprehensive items	—	—	—	—	—	—	(10,138)	(53)	(10,191)

Balance at June 30, 2018	14,624,159	$146	$101,842	$361,262	3,528,550	$(86,464)	$(36,853)	$1,752	$341,685

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

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at June 30, 2018 and its results of operations and comprehensive (loss) income for the three- and six-month periods ended June 30, 2018 and July 1, 2017, and its cash flows and stockholders' equity for the six-month periods ended June 30, 2018 and July 1, 2017. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Effective at the beginning of fiscal 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Topic 606), using a modified retrospective method. See Recently Adopted Accounting Pronouncements in this note for further discussion. Results for fiscal 2018 are presented under Topic 606, while prior period amounts are not adjusted and are reported under the Company's prior method of reporting revenue recognition in accordance with Accounting Standards Codification (ASC), Revenue Recognition (Topic 605) (Topic 605). The impact on any financial statement line item arising from the application of Topic 606 versus Topic 605 on the Company's results for the second quarter and first six months of 2018 is not material.

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

Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies upon which its financial position depends, and which involve the most complex or subjective decisions or assessments, concern revenue recognition, income taxes, the valuation of goodwill and intangible assets, inventories, and pension obligations. A discussion of the application of these and other accounting policies is included in Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017, and in Revenue Recognition and Recently Adopted Accounting Pronouncements, Revenue from Contracts with Customers (Topic 606), in this note.

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

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Cash Paid for Interest	$4,268	$366
Cash Paid for Income Taxes, Net of Refunds	$14,808	$7,076

Non-Cash Investing Activities:
Estimated post-closing adjustment (a)	$237	$—

Non-cash additions to property, plant and equipment	$1,033	$390

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$3,264	$2,814
Dividends declared but unpaid	$2,442	$2,311

(a) Represents an estimated post-closing purchase price adjustment related to the 2017 acquisition of certain assets of Unaflex, LLC, which is expected to be settled in 2018.

Restricted Cash
The Company's restricted cash serves as collateral for bank guarantees primarily associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire over the next twelve months.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	June 30, 2018	July 1, 2017	December 30, 2017	December 31, 2016
Cash and cash equivalents	$60,177	$85,840	$75,425	$71,487
Restricted cash	975	2,141	1,421	2,082
Total Cash, Cash Equivalents, and Restricted Cash	$61,152	$87,981	$76,846	$73,569

Banker's Acceptance Drafts included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $10,735,000 at June 30, 2018 and $15,960,000 at December 30, 2017, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Inventories
The components of inventories are as follows:

	June 30, 2018	December 30, 2017
(In thousands)
Raw Materials and Supplies	$45,522	$38,952
Work in Process	24,722	18,203
Finished Goods	26,017	27,778
	$96,261	$84,933

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Currency Translation	Accumulated Amortization	Net
June 30, 2018
Definite-Lived
Customer relationships	$113,283	$(3,058)	$(33,555)	$76,670
Product technology	46,501	(1,351)	(21,733)	23,417
Tradenames	5,227	(345)	(1,747)	3,135
Other	13,744	(96)	(11,277)	2,371
	178,755	(4,850)	(68,312)	105,593
Indefinite-Lived
Tradenames	16,600	49	—	16,649
Acquired Intangible Assets	$195,355	$(4,801)	$(68,312)	$122,242

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

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems Segment	Wood Processing Systems Segment	Total
Balance at December 30, 2017
Gross balance	$247,014	$106,496	$353,510
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	161,505	106,496	268,001
2018 Adjustments
Acquisitions (a)	(282)	(75)	(357)
Currency translation	(3,280)	(2,876)	(6,156)
Total 2018 adjustments	(3,562)	(2,951)	(6,513)
Balance at June 30, 2018
Gross balance	243,452	103,545	346,997
Accumulated impairment losses	(85,509)	—	(85,509)
Net balance	$157,943	$103,545	$261,488
(a) Relates to a purchase price allocation adjustment primarily for inventory valuation and a purchase price adjustment for acquisitions completed in 2017. The purchase price allocations for the Company's 2017 acquisitions were finalized in the second quarter of 2018, except for the purchase price allocation for the August 2017 acquisition of Unaflex, LLC, which will be finalized in the third quarter of 2018.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Warranty Obligations
The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017
Balance at December 30, 2017	$5,498	$3,843
Provision charged to expense	1,656	1,209
Usage	(881)	(1,056)
Currency translation	(192)	224
Balance at June 30, 2018	$6,081	$4,220

Revenue Recognition
Effective at the beginning of fiscal 2018, the Company adopted Topic 606, using a modified retrospective method. See Recently Adopted Accounting Pronouncements in this note for further discussion. Results for fiscal 2018 are presented under Topic 606, while prior period amounts are not adjusted and are reported in accordance with Topic 605. The impact on any financial statement line item arising from the application of Topic 606 versus Topic 605 on the Company's results for the second quarter and first six months of 2018 is not material.

Approximately 94% in the second quarter of 2018 and 95% in the first six months of 2018 of the Company’s revenue was recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. The majority of the Company’s parts and consumables products and capital products with minimal customization are accounted for at a point in time. The Company has made a policy election to not treat the obligation to ship as a separate performance obligation under the contract and, as a result, the associated shipping costs are accrued when revenue is recognized.

The remaining 6% in the second quarter of 2018 and 5% in the first six months of 2018 of the Company’s revenue was recognized on an over time basis based on an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Contracts are accounted for on an over time basis when they include products which have no alternative use and an enforceable right to payment over time. The majority of the contracts recognized on an over time basis are for large capital projects within the Company's Stock-Preparation product line and, to a lesser extent, its Fluid-Handling and Doctoring, Cleaning, and Filtration product lines. These projects are highly customized for the customer and, as a result, would include a significant cost to rework in the event of cancellation.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company disaggregates its revenue from contracts with customers by product line, product type, and geography as this best depicts how its revenue is affected by economic factors as shown below:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2018	2017	2018	2017
Revenues by Product Line:
Papermaking Systems:
Stock-Preparation	$56,376	$46,178	$101,859	$87,331
Doctoring, Cleaning, & Filtration	29,543	27,033	56,765	52,383
Fluid-Handling	32,531	22,520	65,417	44,567
Papermaking Systems	$118,450	$95,731	$224,041	$184,281
Wood Processing Systems	33,152	11,393	72,293	21,336
Fiber-based Products	3,311	3,118	7,772	7,482
	$154,913	$110,242	$304,106	$213,099
Revenues by Product Type:
Parts and Consumables	$94,857	$70,040	$190,842	$140,484
Capital	60,056	40,202	113,264	72,615
	$154,913	$110,242	$304,106	$213,099
Revenues by Geography:
North America	$75,375	$51,557	$152,991	$101,723
Europe	45,032	33,952	86,525	66,703
Asia	25,502	16,545	45,650	28,443
Rest of World	9,004	8,188	18,940	16,230
	$154,913	$110,242	$304,106	$213,099

The following table presents revenue by revenue recognition method:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2018	2018
Timing of Revenue Recognition:
Point in Time	$145,998	$288,003
Over Time	8,915	16,103
	$154,913	$304,106

The following tables present the balances from contracts with customers:

	June 30, 2018	December 30, 2017
(In thousands)
Balances from Contracts with Customers:
Accounts receivable	$88,223	$89,624
Contract assets	2,183	2,374
Contract liabilities	54,525	38,702

Contract assets represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis. Unbilled amounts will be billed in future periods based on the contract terms. Contract liabilities consist of customer deposits and advanced billings in addition to deferred revenue, which is included in other current liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advanced payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has been delivered and control of the asset has

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

transferred to the customer. The company recognized revenue of $2,788,000 in the second quarter of 2018 and $30,113,000 in the first six months of 2018 that was included in the contract liabilities balance at the beginning of fiscal 2018.

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

The Company has implemented certain modifications to its existing internal controls to support the recognition criteria and disclosure requirements of this ASU. See Revenue Recognition in this note for further disclosures required by this ASU.

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

Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued ASU No. 2016-16, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company adopted this ASU at the beginning of fiscal 2018 on a modified retrospective basis, which resulted in an immaterial adjustment to retained earnings. The impact of the adoption of this standard on future periods will be dependent on future asset transfers, which generally occur in connection with acquisitions and other business structuring activities.

Statement of Cash Flows (Topic 230), Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, which requires inclusion of restricted cash and restricted cash equivalents within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this ASU at the beginning of fiscal 2018. Prior period amounts related to the Company's cash flows from financing activities, exchange rate effect on cash, and cash, cash equivalents, and restricted cash were restated as required by this ASU, which did not have a material effect on the Company's statement of cash flows. See Restricted Cash in this note for further disclosures required by this ASU.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. In March 2017, the FASB issued ASU No. 2017-07, which requires employers to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in costs and operating expenses in the same income statement line item as the related employees' compensation costs. The other components of net benefit cost are to be included in non-operating expenses. The Company adopted this ASU at the beginning of fiscal 2018 and prior period amounts were reclassified with no impact on the Company’s condensed consolidated net income. As a result of the adoption, the Company reclassified $217,000 in the second quarter of 2017 and $421,000 in the first six months of 2017 from operating income to other expense, net in the accompanying condensed consolidated statement of income.

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

Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. In March 2018, the FASB issued ASU No. 2018-05, an amendment to the December 2017 SEC Staff Accounting Bulletin No. 118 (SAB 118), which allowed SEC registrants to record provisional amounts in earnings due to the complexities involved in accounting for the December 22, 2017 enactment of The Tax Cuts and Jobs Act of 2017 (2017 Tax Act). While the Company’s accounting for certain tax effects is incomplete, it has determined reasonable estimates for those effects and has recorded provisional amounts in the condensed consolidated financial statements as of June 30, 2018 and December 30, 2017.

Recent Accounting Pronouncements Not Yet Adopted
Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, which requires a lessee to recognize a right-of-use asset and a lease liability for operating leases, initially measured at the present value of the future lease payments, in its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This new guidance is effective for the Company in fiscal 2019 using the modified retrospective transition method and early adoption is permitted. The Company is assessing the practical expedients allowed under this new guidance as well as reviewing the impact on its systems, processes and controls to account for its leases. The Company has not completed its evaluation but believes this standard will have a significant impact on its balance sheet, but is not expected to have a material impact on the Company’s results of operations or cash flows. As of the end of fiscal 2017, the Company had approximately $8.1 million of future lease payments due after fiscal 2018. The actual impact of this new standard will depend on the total amount of the Company’s lease commitments as of the adoption date.

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

Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive items (AOCI) to retained earnings for stranded tax effects resulting from the 2017 Tax Act. The reclassification is elective and would allow the income tax effects on items that were originally recorded in AOCI be reclassified from AOCI to retained earnings. This ASU is effective for the Company in fiscal year 2019 and interim periods therein and should be applied either at the beginning of the period of adoption or retrospectively to each period in which the income tax effects of the 2017 Tax Act are recognized. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of this ASU will have on its condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Restructuring Costs

In 2017, the Company constructed a 160,000 square foot manufacturing facility in the United States that integrates its U.S. and Swedish Papermaking stock-preparation product lines into a single manufacturing facility to achieve economies of scale and greater efficiencies. As a result of the consolidation and integration of these facilities, the Company developed a restructuring plan totaling approximately $1,745,000, primarily related to costs for the relocation of machinery and equipment and administrative offices, severance, and abandonment of leased facilities in the Papermaking Systems segment. As a result of this plan, the Company recorded restructuring charges of $203,000 in 2017 associated with severance costs for the reduction of four employees in the United States and six employees in Sweden. In the first six months of 2018, the Company recorded additional restructuring costs of $1,339,000 related to this plan, including $1,018,000 for the relocation of machinery and equipment and administrative offices, $376,000 associated with employee retention costs and abandonment of excess facility and other closure costs, and a reversal of $55,000 of severance costs no longer required. The Company expects to record additional restructuring charges of approximately $203,000 in the second half of 2018 primarily for relocation and moving expenses.

A summary of the changes in accrued restructuring costs included in other accrued expenses in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Severance	Relocation	Other (a)	Total
Balance at December 30, 2017	$203	$—	$—	$203
(Reversal) provision	(55)	1,018	376	1,339
Usage	—	(1,015)	(356)	(1,371)
Currency translation	(11)	(3)	—	(14)
Balance at June 30, 2018	$137	$—	$20	$157

(a) Includes employee retention costs that are accrued ratably over the period through which employees must work to qualify for a payment and facility closure and clean-up costs associated with the U.S. and Sweden stock-preparation operations.

The Company expects to complete this restructuring plan and pay all accrued restructuring costs in 2018.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Net Income	$12,349	$8,096	$23,207	$17,047

Basic Weighted Average Shares	11,092	11,001	11,067	10,976
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	308	295	304	274
Diluted Weighted Average Shares	11,400	11,296	11,371	11,250

Basic Earnings per Share	$1.11	$0.74	$2.10	$1.55

Diluted Earnings per Share	$1.08	$0.72	$2.04	$1.52

Restricted stock units (RSUs) totaling 34,000 shares of common stock in the second quarter of 2018, 19,000 in the second quarter of 2017, 32,000 in the first six months of 2018 and 29,000 in the first six months of 2017 were not included in the computation of diluted EPS, as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Provision for Income Taxes

The 2017 Tax Act was signed into law on December 22, 2017 and its provisions are generally effective for tax years beginning January 1, 2018. The most significant impacts of the 2017 Tax Act to the Company include a decrease in the federal corporate income tax rate from 35% to 21% and a one-time mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. On December 22, 2017, the SEC staff issued SAB 118 to provide guidance on accounting for the 2017 Tax Act’s impact. In accordance with SAB 118, the Company recognized the provisional tax impacts related to the remeasurement of its deferred income tax assets and liabilities and the one-time mandatory transition tax on deemed repatriation of unremitted foreign earnings in the three months ended December 30, 2017. In the first six months of 2018, the Company recorded an additional provisional net income tax expense of $792,000, which included the impact of state taxes for the one-time mandatory transition tax, primarily due to a 2018 tax law change associated with the 2017 Tax Act that impacted the provisional amount initially recorded.

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

The provision for income taxes was $9,132,000 in the first six months of 2018 and $5,690,000 in the first six months of 2017. The effective tax rate of 28% in the first six months of 2018 was higher than the Company's 2018 statutory tax rate of 21% primarily due to the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act, the distribution of the Company's worldwide earnings, and a change in estimate to the federal and state provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the release of tax reserves, and a change in estimate for foreign income tax that the Company had previously accrued on certain distributed earnings. With the enactment of the 2017 Tax Act, the Company is now providing for the cost of repatriating the earnings of certain foreign subsidiaries on a recurring basis, resulting in $426,000 of incremental tax expense in the first six months of 2018. The effective tax rate of 25% in the first six months of 2017 was lower than the Company's 2017 statutory tax rate of 35% primarily due to the distribution of the Company's worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses and unrecognized tax benefits.

The Company has elected to account for GILTI as a current period expense when incurred (the period cost method). Because of the complexity of the GILTI tax rules and the lack of legislative guidance, the Company continues to evaluate the provisions of the 2017 Tax Act and the application of ASC 740, Income Taxes. The final impact on the Company from the 2017 Tax Act’s GILTI tax legislation may differ from the estimate calculated by the Company. Such differences could be material, due to, among other things, changes in interpretations of the 2017 Tax Act, future legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates the Company has utilized to calculate the GILTI inclusion.

5.    Long-Term Obligations

Long-term obligations are as follows:

	June 30, 2018	December 30, 2017
(In thousands)
Revolving Credit Facility, due 2022	$202,205	$237,011
Obligations Under Capital Lease, due 2018 to 2022	4,362	4,633
Other Borrowings, due 2018 to 2023	329	436
Total	206,896	242,080
Less: Current Maturities of Long-Term Obligations	(665)	(696)
Long-Term Obligations	$206,231	$241,384
See Note 10 for the fair value information related to the Company's long-term obligations.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations (continued)

Revolving Credit Facility
In 2017, the Company entered into an Amended and Restated Credit Agreement, as amended (the 2017 Credit Agreement), which is a five-year unsecured multi-currency revolving credit facility in the aggregate principal amount of up to $300,000,000. The 2017 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $100,000,000. The principal on any borrowings is due on March 1, 2022. Borrowing may be denominated in U.S. dollars or certain foreign currencies as defined in the 2017 Credit Agreement. Interest on any loans outstanding accrues and generally is payable quarterly in arrears at one of the following rates selected by the Company: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of the Company's total debt, net of certain cash and debt, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash and debt is defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30,000,000.

The obligations of the Company under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of June 30, 2018, the Company was in compliance with these covenants.

Loans under the 2017 Credit Agreement are guaranteed by certain domestic subsidiaries of the Company pursuant to an Amended and Restated Guarantee Agreement. In addition, one of the Company's foreign subsidiaries entered into a guarantee agreement limited to certain obligations of two foreign subsidiary borrowers.

As of June 30, 2018, the outstanding balance under the 2017 Credit Agreement was $202,205,000, including $44,856,000 of Canadian dollar-denominated borrowings and $40,349,000 of euro-denominated borrowings. As of June 30, 2018, the Company had $98,289,000 of borrowing capacity available under its 2017 Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.

The weighted average interest rate for the revolving credit facility was 2.97% as of June 30, 2018.

Obligations Under Capital Lease
The Company's obligations under capital leases include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $590,000 at June 30, 2018. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,550,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of June 30, 2018, $4,282,000 was outstanding under this capital lease obligation and $80,000 was outstanding under other capital lease obligations.

Commercial Real Estate Loan
See Note 13, Subsequent Event, for further details.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur and remeasured each reporting period until the total number of RSUs to be issued is known. The Company recognized stock-based compensation expense of $2,146,000 in the second quarter of 2018, $1,441,000 in the second quarter of 2017, $3,610,000 in the first six months of 2018 and $2,736,000 in the first six months of 2017 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. Unrecognized compensation expense related to stock-based compensation totaled approximately $8,374,000 at June 30, 2018, and will be recognized over a weighted average period of 1.8 years.

On May 16, 2018, the Company granted 10,800 RSUs in the aggregate to its non-employee directors with a grant date fair value of $1,019,000. Half of these RSUs vested on June 1, 2018 and the remaining shares will vest ratably on the last day of the third and fourth fiscal quarters of 2018.

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

	Three Months Ended June 30, 2018			Three Months Ended July 1, 2017
(In thousands, except percentages)	U.S. Pension	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$175	$35	$53	$147	$33	$53
Interest Cost	298	30	43	302	26	45
Expected Return on Plan Assets	(322)	(11)	(1)	(328)	(9)	—
Recognized Net Actuarial Loss	135	15	34	108	9	27
Amortization of Prior Service Cost	—	2	22	13	1	23
	$286	$71	$151	$242	$60	$148

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	3.51%	3.80%	3.64%	4.03%	3.47%	4.11%
Expected Long-Term Return on Plan Assets	4.50%	7.43%	7.43%	5.00%	7.72%	7.72%
Rate of Compensation Increase	3.00%	3.69%	3.07%	3.00%	3.44%	3.06%

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Retirement Benefit Plans (continued)

	Six Months Ended June 30, 2018			Six Months Ended July 1, 2017
(In thousands, except percentages)	U.S. Pension	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$350	$71	$106	$343	$65	$88
Interest Cost	596	60	86	616	50	84
Expected Return on Plan Assets	(644)	(22)	(2)	(663)	(17)	—
Recognized Net Actuarial Loss	270	31	68	221	18	40
Amortization of Prior Service Cost	—	4	44	26	2	44
Net Periodic Benefit Cost	$572	$144	$302	$543	$118	$256

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	3.51%	3.80%	3.64%	4.03%	3.43%	4.12%
Expected Long-Term Return on Plan Assets	4.50%	7.43%	7.43%	5.00%	7.72%	7.72%
Rate of Compensation Increase	3.00%	3.69%	3.07%	3.00%	3.42%	3.07%

8.    Accumulated Other Comprehensive Items

Comprehensive (loss) income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.

Changes in each component of AOCI, net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Unrecognized Prior Service Cost on Retirement Benefit Plans	Net Actuarial Loss on Retirement Benefit Plans	Deferred Gain (Loss) on Cash Flow Hedges	Total
Balance at December 30, 2017	$(17,501)	$(319)	$(8,974)	$79	$(26,715)
Other comprehensive (loss) income before reclassifications	(10,387)	1	14	(79)	(10,451)
Reclassifications from AOCI	—	36	278	(1)	313
Net current period other comprehensive (loss) income	(10,387)	37	292	(80)	(10,138)
Balance at June 30, 2018	$(27,888)	$(282)	$(8,682)	$(1)	$(36,853)

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Accumulated Other Comprehensive Items (continued)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	Statement of Income Line Item
Retirement Benefit Plans: (a)
Recognized net actuarial loss	$(184)	$(144)	$(369)	$(279)	Other expense, net
Amortization of prior service cost	(24)	(37)	(48)	(72)	Other expense, net
Total expense before income taxes	(208)	(181)	(417)	(351)
Income tax benefit	51	64	103	123	Provision for income taxes
	(157)	(117)	(314)	(228)
Cash Flow Hedges: (b)
Interest rate swap agreements	(17)	(6)	(22)	(18)	Interest expense
Forward currency-exchange contracts	24	—	24	(11)	Cost of revenues
Total income (expense) before income taxes	7	(6)	2	(29)
Income tax (provision) benefit	(2)	3	(1)	11	Provision for income taxes
	5	(3)	1	(18)
Total Reclassifications	$(152)	$(120)	$(313)	$(246)

(a)	Included in the computation of net periodic benefit cost. See Note 7 for additional information.

(b)	See Note 9 for additional information.

9.    Derivatives

The Company uses derivative instruments primarily to reduce its exposure to changes in currency exchange rates and interest rates. When the Company enters into a derivative contract, the Company makes a determination as to whether the transaction is deemed to be a hedge for accounting purposes. If a contract is deemed a hedge, the Company formally documents the relationship between the derivative instrument and the risk being hedged. In this documentation, the Company specifically identifies the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluates whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, the Company does not use hedge accounting for the derivative. The changes in the fair value of a derivative not deemed to be a hedge are recorded currently in earnings. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

ASC 815, Derivatives and Hedging, requires that all derivatives be recognized on the balance sheet at fair value. For derivatives designated as cash flow hedges, the related gains or losses on these contracts are deferred as a component of AOCI. These deferred gains and losses are recognized in the statement of income in the period in which the underlying anticipated transaction occurs. For derivatives designated as fair value hedges, the unrealized gains and losses resulting from the impact of currency exchange rate movements are recognized in earnings in the period in which the exchange rates change and offset the currency gains and losses on the underlying exposures being hedged. The Company performs an evaluation of the effectiveness of the hedge both at inception and on an ongoing basis. The ineffective portion of a hedge, if any, and changes in the fair value of a derivative not deemed to be a hedge, are recorded in the accompanying condensed consolidated statement of income.

Interest Rate Swap Agreements

In May 2018, the Company entered into an interest rate swap agreement (2018 Swap Agreement) which has a $15,000,000 notional value and expires on June 30, 2023. In 2015, the Company also entered into an interest rate swap agreement (2015 Swap Agreement) which has a $10,000,000 notional value and expires on March 27, 2020. The swap

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

agreements hedge the Company’s exposure to movements in the three-month LIBOR rate on U.S. dollar-denominated debt. On a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.15% plus an applicable margin as defined in the revolving credit facility on the 2018 Swap Agreement and 1.50% plus an applicable margin as defined in the revolving credit facility on the 2015 Swap Agreement. The 2018 Swap Agreement is subject to a zero percent floor on the three-month LIBOR rate. The interest rate swap agreements are designated as cash flow hedges and, accordingly, unrecognized gains and losses are recorded to AOCI, net of tax.

The Company has structured its interest rate swap agreements to be 100% effective and, as a result, there is no current impact to earnings resulting from hedge ineffectiveness. Management believes that any credit risk associated with the interest rate swap agreements is remote based on the Company's financial position and the creditworthiness of the financial institution that issued those agreements.

The counterparty to the interest rate swap agreements could demand an early termination of those agreements if the Company were to be in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and if the Company were to be unable to cure the default. An event of default under the 2017 Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing its fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of June 30, 2018, the Company was in compliance with these covenants. The fair values of the interest rate swap agreements represent the estimated amounts that the Company would receive from or pay to the counterparty in the event of early termination.

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

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges and unrecognized gains and losses are recorded to AOCI, net of tax. For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income gains of $14,000 in the second quarter of 2018, losses of $1,846,000 in the second quarter of 2017, gains of $27,000 in the first six months of 2018 and losses of $1,493,000 in the first six months of 2017 associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Derivatives (continued)

The following table summarizes the fair value of the Company's derivative instruments in the accompanying condensed consolidated balance sheet:

		June 30, 2018		December 30, 2017
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
2015 Swap Agreement (c)	Other Long-Term Assets	$209	$10,000	$126	$10,000
Derivatives in a Liability Position:
2018 Swap Agreement (c)	Other Long-Term Liabilities	$(210)	$15,000	$—	$—

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$17	$1,244
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(52)	$2,712	$(16)	$2,049

(a)	See Note 10 for the fair value measurements relating to these financial instruments.

(b)	The total 2018 notional amounts are indicative of the level of the Company's recurring derivative activity.

(c)	The asset or liability balance represents the settlement value received from or paid to the counterparty in the event of early termination.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the six months ended June 30, 2018:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized Gain, Net of Tax, at December 30, 2017	$79	$—	$79
Loss (gain) reclassified to earnings (a)	17	(18)	(1)
(Loss) gain recognized in AOCI	(97)	18	(79)
Unrealized Loss, Net of Tax, at June 30, 2018	$(1)	$—	$(1)

(a) See Note 8 for the income statement classification.

As of June 30, 2018, the Company expects to reclassify $12,000 from AOCI to earnings over the next twelve months as a result of the interest rate swap agreements' estimated cash flows.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Money market funds and time deposits	$3,579	$—	$—	$3,579
2015 Swap Agreement	$—	$209	$—	$209
Banker's acceptance drafts (a)	$—	$10,735	$—	$10,735

Liabilities:
Forward currency-exchange contracts	$—	$52	$—	$52
2018 Swap Agreement	$—	$210	$—	$210

December 30, 2017
Assets:
Money market funds and time deposits	$17,728	$—	$—	$17,728
Forward currency-exchange contracts	$—	$17	$—	$17
2015 Swap Agreement	$—	$126	$—	$126
Banker's acceptance drafts (a)	$—	$15,960	$—	$15,960

Liabilities:
Forward currency-exchange contracts	$—	$16	$—	$16

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2018. The Company's financial assets and liabilities carried at fair value are cash equivalents, banker's acceptance drafts, derivative instruments used to hedge the Company's foreign currency and interest rate risks, variable rate debt, and capital lease obligations. The Company's cash equivalents are comprised of money market funds and bank deposits which are highly liquid and readily tradable. These cash equivalents are valued using inputs observable in active markets for identical securities. The carrying value of banker's acceptance drafts approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

The carrying value and fair value of the Company's long-term debt obligations are as follows:

	June 30, 2018		December 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Long-term Debt Obligations:
Revolving credit facility	$202,205	$202,205	$237,011	$237,011
Capital lease obligations	3,843	3,843	4,101	4,101
Other borrowings	183	183	272	272
	$206,231	$206,231	$241,384	$241,384

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

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2018	2017	2018	2017
Revenues:
Papermaking Systems (a)	$118,450	$95,731	$224,041	$184,281
Wood Processing Systems (b)	33,152	11,393	72,293	21,336
Fiber-based Products	3,311	3,118	7,772	7,482
	$154,913	$110,242	$304,106	$213,099

Income Before Provision for Income Taxes:
Papermaking Systems (c)	$20,899	$17,264	$35,483	$31,563
Wood Processing Systems (d)	5,313	(411)	12,676	2,093
Corporate and Fiber-based Products (e)	(6,477)	(5,193)	(11,760)	(9,746)
Total operating income	19,735	11,660	36,399	23,910
Interest expense, net (f)	(1,728)	(290)	(3,277)	(534)
Other expense, net	(245)	(217)	(491)	(421)
	$17,762	$11,153	$32,631	$22,955

Capital Expenditures:
Papermaking Systems	$3,840	$1,293	$8,489	$2,777
Wood Processing Systems	1,184	105	1,560	291
Other	36	315	162	367
	$5,060	$1,713	$10,211	$3,435

(a)	Includes $5,430,000 in the three-month period ended June 30, 2018 and $11,330,000 in the six-month period ended June 30, 2018 from 2017 acquisitions.
(b) Includes $23,440,000 in the three-month period ended June 30, 2018 and $52,310,000 in the six-month period ended June 30, 2018 from a 2017 acquisition.
(c) Includes $569,000 in the three-month period ended June 30, 2018 and $1,339,000 in the six-month period ended June 30, 2018 for restructuring costs (see Note 2) and $315,000 in the three-month period ended July 1, 2017 and $315,000 in the six-month period ended July 1, 2017 for acquisition transaction costs.
(d) Includes acquisition-related expenses of $252,000 in the six-month period ended June 30, 2018 for the amortization of acquired backlog. Includes $3,783,000 in the three-month period ended July 1, 2017 and $4,102,000 in the six-month period ended July 1, 2017 for acquisition transaction costs.
(e) Corporate primarily includes general and administrative expenses.
(f) The Company does not allocate interest expense, net to its segments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The banker's acceptance drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had outstanding $10,433,000 at June 30, 2018 and $10,035,000 at December 30, 2017 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

13.    Subsequent Event

Commercial Real Estate Loan
On July 6, 2018, the Company and certain domestic subsidiaries borrowed $21,000,000 under a promissory note (Real Estate Loan). The Real Estate Loan is repayable in quarterly principal installments of $262,500 over a ten-year period with the remaining principal balance of $10,500,000 due upon maturity. Interest on the Real Estate Loan accrues and is payable quarterly in arrears at a fixed rate of 4.45% per annum. The Company is not permitted to prepay the Real Estate Loan in any amount in the first twelve months of the term of the Real Estate Loan. Any voluntary prepayments are subject to a 2% prepayment fee if paid in the second twelve months of the term of the Real Estate Loan, and are subject to a 1% prepayment fee if paid in the third twelve months of the term of the Real Estate Loan. Thereafter, no prepayment fee will be applied to voluntary prepayment by the Company.

The Real Estate Loan is secured by real estate and related personal property of the Company and certain of its domestic subsidiaries located in Auburn, Massachusetts, Three Rivers, Michigan and Lebanon, Ohio, pursuant to mortgage and security agreements dated July 6, 2018 (Mortgage and Security Agreements). The obligations of the Company under the Real Estate Loan may be accelerated upon the occurrence of an event of default under the Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2017 Credit Agreement or any successor credit facility would be an event of default under the Real Estate Loan. The Company used the proceeds from the Real Estate Loan to repay a portion of its U.S. dollar-denominated debt under the 2017 Credit Agreement.

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

When we use the terms “we,” “us,” “our,” and the “Company,” we mean Kadant Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (fiscal 2017), as filed with the Securities and Exchange Commission (SEC) and as may be further amended and/or restated in subsequent filings with the SEC.

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

KADANT INC.

Overview (continued)

Wood Processing Systems Segment
Through our Wood Processing Systems segment, we develop, manufacture, and market stranders and related equipment used in the production of OSB. We also supply stranders, debarkers, chippers and logging machinery used in the harvesting and production of lumber and OSB. In addition, we provide refurbishment and repair of pulping equipment for the pulp and paper industry. Our principal wood-processing products include:

-	Debarkers: ring and rotary debarkers and related parts and consumables that employ mechanical abrasion or log-to-log contact to efficiently remove bark from logs of all shapes and species;
-	Stranders: disc and ring stranders and related parts and consumables that cut batch-fed logs into strands for OSB production;
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

On August 14, 2017, we acquired certain assets of Unaflex, LLC (Unaflex) for $31.5 million, consisting of $31.3 million in cash and an estimated $0.2 million post-closing adjustment to be paid in 2018. Unaflex is a leading manufacturer of expansion joints and related products for process industries. This acquisition complements our existing Fluid-Handling product line within our Papermaking Systems segment.
International Sales
Our sales to customers outside the United States, mainly in Europe, Asia and Canada, were approximately 61% of total revenues in both the first six months of 2018 and 2017. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar.

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

Industry and Business Outlook
Our products are primarily sold in global process industries, and are used to produce packaging, tissue, OSB, and lumber, among other products. Major markets for our products are as follows:
Packaging
Approximately 36% of our revenue in the first six months of 2018 was from the sale of products that support packaging grades. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, usage levels of e-commerce, demand for food and beverage packaging, and greater urbanization in developing regions. The growth of e-commerce is expected to continue to increase demand for packaging grades used to make boxes. We have also extended our expertise in fluid handling to the corrugating market in which boxes are produced and are starting to experience growth in this market. For balers and related equipment, demand is generally driven by rising standards of living and population growth, shortage and costs of landfilling, increasing recycling rates, and environmental regulation.
Tissue and Other Paper
Approximately 11% of our revenue in the first six months of 2018 was from the sale of products that support tissue and other paper grades. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. For both packaging and tissue, growth rates in the developing world are expected to increase as per capita consumption of paper products increases with rising standards of living.
Wood Processing
Approximately 24% of our revenue in the first six months of 2018 was from sales to manufacturers in the wood processing industries, including lumber mills, engineered wood panel producers, and sawmills, that use stranders, debarkers, and related equipment to prepare logs to be converted into OSB or lumber, and use harvesting equipment to cut, gather, and remove timber from forest plantations. Demand for OSB and lumber is tied to new home construction and home remodeling in all markets we serve. The majority of OSB and lumber demand is in North America, as houses built in North America are more often constructed of wood compared to other parts of the world.
Printing, Writing and Newsprint
Approximately 12% of our revenue in the first six months of 2018 was related to products used to produce printing and writing paper grades as well as newsprint, the demand for which has been negatively affected by the development and increased use of digital media. We expect the decline in the use of printing and writing and newsprint paper grades to continue due to the use of digital media.

KADANT INC.

Overview (continued)

Other
Our remaining revenue was from sales to other process industries, which tend to grow with the overall economy. These industries include metals, food and beverage, chemical, petrochemical, and energy, among others.

Bookings

Our bookings increased 47% to $176 million in the second quarter of 2018 compared to $120 million in the second quarter of 2017. Bookings in the 2018 period included a $37 million, or 31%, increase resulting from acquisitions and a $5 million, or 5%, increase from the favorable effect of foreign currency translation. Excluding the impact of acquisitions and the favorable effect of foreign currency translation, our bookings in the second quarter of 2018 increased 11% compared to the second quarter of 2017, primarily due to strong performance in our Stock Preparation and Fluid-Handling product lines. Bookings for our capital equipment tend to be variable and are dependent on regional economic conditions and the level of capital spending by our customers, among other factors. By comparison, demand for our parts and consumables products tends to be more predictable. We believe our large installed base provides us with a relatively stable parts and consumables business that yields higher margins than our capital equipment business. Bookings for our parts and consumables products increased to $95 million in the second quarter of 2018, or 54% of total bookings, compared to $68 million, or 57% of total bookings, in the second quarter of 2017, primarily due to bookings of $20 million from our acquisitions.

Bookings by geographic region are as follows:

North America
The largest and most impactful regional market for our products in the second quarter of 2018 was North America, and we expect this to continue to be the case for the remainder of 2018. Our bookings in North America were $80 million in the second quarter of 2018, including bookings of $26 million from our acquisitions, up 67% compared to $48 million in the second quarter of 2017. The primary pulp and paper markets we serve in North America tend to be relatively stable with modest growth. In addition, the U.S. tax law passed in 2017 and repatriation of offshore cash may result in additional capital investment activity by our customers in the United States. The packaging market in North America continues to be healthy, with low fiber input costs and relatively high prices, and demand is expected to benefit from increasing e-commerce activity. According to a RISI PPI Pulp & Paper Week report, first half of 2018 box shipments were up 2% over the same period in 2017. RISI also reported that containerboard mill operating rates were 97% in the first six months of 2018, up 1% from the same period last year. The strength of the U.S. housing market has led to continued growth in our Wood Processing product line, which we recently expanded with our forest products business acquisition. We expect to see continued strength in this market as home ownership among millennials continues to increase along with higher employment and limited inventory for new housing. Projected stability in housing starts for the next several years is expected to have a positive impact on demand for structural wood panels, which includes OSB and lumber. For the month of June 2018, the U.S. Census Bureau reported that U.S. housing starts declined 12% from May 2018 to a seasonally-adjusted 1.173 million, but were up 7% for the first six months of 2018 compared to the first six months of 2017. Demand for new residential construction remains relatively strong despite the land and labor shortages constraining housing starts.

Europe
As is the case in North America, European packaging producers are operating in a favorable environment with low fiber costs and stable demand and prices. Our bookings in Europe were $48 million in the second quarter of 2018, up 22% compared to $39 million in the second quarter of 2017, including an $8 million increase from our acquisitions and a favorable foreign currency translation effect of $3 million. Excluding acquisitions and the favorable effect of foreign currency translation, our bookings in Europe decreased 6% in the second quarter of 2018 compared to the second quarter of 2017.

Asia
Our bookings in Asia were $37 million in the second quarter of 2018, up 40% compared to $27 million in the second quarter of 2017, including a favorable foreign currency translation effect of $2 million. Excluding the favorable effect of foreign currency translation, our bookings in Asia increased 30% in the second quarter of 2018 compared to the second quarter of 2017. The market in Asia is undergoing a fundamental shift, as the Chinese government has restricted imports of recovered paper and announced that it may ban them altogether by 2020. According to RISI, the Chinese government's actions have led to a severe shortage of recovered paper in China that has forced mills to incur additional downtime, which in the near term, may

KADANT INC.

Overview (continued)

result in decreased demand for our parts and consumables products in China. Chinese containerboard producers have been investing in pulping capacity in Southeast Asia to process recovered paper with the intent to ship the pulp to paper and paperboard mills in China. This capacity build-out has increased demand for our capital equipment outside of China.

Rest of World
Our bookings in the rest of the world were $11 million in the second quarter of 2018, including bookings of $2 million from our acquisitions, up 76% compared to $6 million in the second quarter of 2017. Excluding acquisitions, our bookings in the rest of the world increased 43% in the second quarter of 2018 compared to the second quarter of 2017. Market conditions in South America, particularly in Brazil, have been negatively impacted by uncertainty surrounding the upcoming Brazilian elections.

Global Trade
On July 6, 2018, the United States began imposing tariffs on certain imports from China, which will increase the cost of some of our pulp and paper equipment that we import if we are not able to offset the costs through price increases. For the remainder of 2018, we expect the tariffs to have a $1.4 million negative effect on gross margins, or $0.09 per diluted share. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. For more information on risks associated with our global operations, including tariffs, please see the risk factors within Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K, as amended in this Quarterly Report on Form 10-Q.

Through the end of the second quarter, the strength of the economy in North America had led to upward pressure on input costs, particularly material costs. For more information on risks associated with price increases in raw materials, please see the risk factors within Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K. Over time, we expect to offset most of the higher costs through price adjustments and sourcing strategies.

Guidance
For 2018, we are raising our full year revenue guidance to $630 to $638 million, from our previous guidance of $625 to $635 million. However, we expect the stronger U.S. dollar and the recently implemented tariffs to negatively impact our reported diluted earnings per share (EPS) results. The strengthening U.S. dollar caused us to reduce our forecasted diluted EPS by $0.19 and the recently implemented tariffs against products imported from China negatively impacted our diluted EPS by $0.09. These decreases were partially offset by our improved outlook for the second half of 2018. We now expect full year 2018 GAAP diluted EPS of $4.89 to $4.99, lowered from our previous guidance of $4.98 to $5.08. The revised 2018 guidance includes pre-tax restructuring costs of $1.5 million, or $0.10 per diluted share, pre-tax amortization expense associated with acquired backlog of $0.3 million, or $0.02 per diluted share, and a discrete tax benefit of $0.1 million, or $0.01 per diluted share. For the third quarter of 2018, we expect to achieve GAAP diluted EPS of $1.35 to $1.40 on revenue of $162 to $166 million. The third quarter of 2018 guidance includes pre-tax restructuring costs of $0.1 million, or $0.01 per diluted share.

Results of Operations

Second Quarter 2018 Compared With Second Quarter 2017

Revenues
The following table presents changes in revenues by segment and product line between the second quarters of 2018 and 2017, and the changes in revenues by segment and product line between the second quarters of 2018 and 2017 excluding the effect of currency translation and acquisitions. Currency translation is calculated by converting second quarter of 2018 revenues in local currency into U.S. dollars at second quarter of 2017 exchange rates and then comparing this result to actual revenues in the second quarter of 2018. The presentation of the changes in revenues excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

KADANT INC.

Results of Operations (continued)

Revenues for the second quarters of 2018 and 2017 are as follows:

	Three Months Ended			Less: Currency Translation		(Non-GAAP) Adjusted Total
(In thousands)	June 30, 2018	July 1, 2017	Total Increase		Less: Acquisitions	Increase (Decrease)

Stock-Preparation	$56,376	$46,178	$10,198	$2,943	$—	$7,255
Doctoring, Cleaning, & Filtration	29,543	27,033	2,510	561	—	1,949
Fluid-Handling	32,531	22,520	10,011	758	5,430	3,823
Papermaking Systems	118,450	95,731	22,719	4,262	5,430	13,027
Wood Processing Systems	33,152	11,393	21,759	398	23,440	(2,079)
Fiber-based Products	3,311	3,118	193	—	—	193
	$154,913	$110,242	$44,671	$4,660	$28,870	$11,141

Papermaking Systems Segment
Revenues from our Papermaking Systems segment increased $22.7 million, or 24%, to $118.4 million in the second quarter of 2018 from $95.7 million in the second quarter of 2017, including $5.4 million from the inclusion of revenue from acquisitions and a $4.3 million increase from the favorable effect of foreign currency translation. Excluding acquisitions and the favorable effect of foreign currency translation, revenues increased $13.0 million, as explained in the product line discussions below.

Revenues from our Stock-Preparation product line increased $10.2 million, or 22%, to $56.4 million in the second quarter of 2018 from $46.2 million in the second quarter of 2017, including a $2.9 million increase from the favorable effect of foreign currency translation. Excluding the favorable effect of foreign currency translation, revenues increased $7.3 million, or 16%, primarily due to increased demand for our capital equipment at our European and Asian operations. The market in Asia is undergoing a fundamental shift as the Chinese government has restricted imports of recovered paper and announced that it may ban them altogether by 2020. In response to this, Chinese containerboard producers have been investing in pulping capacity to process recovered paper in Southeast Asia, with the intent to ship the pulp to paper and paperboard mills in China. This capacity build-out has increased demand for our capital equipment outside of China.

Revenues from our Doctoring, Cleaning, & Filtration product line increased $2.5 million, or 9%, to $29.5 million in the second quarter of 2018 from $27.0 million in the second quarter of 2017, including a $0.6 million increase from the favorable effect of foreign currency translation. Excluding the favorable effect of foreign currency translation, revenues increased $1.9 million, or 7%, compared to the second quarter of 2017, due to increased demand for our parts and consumables products and increased demand for capital equipment at our European operations, which were partially offset by decreased demand for capital equipment at our North American operations.

Revenues from our Fluid-Handling product line increased $10.0 million, or 44%, to $32.5 million in the second quarter of 2018 from $22.5 million in the second quarter of 2017 due to $5.4 million in revenues from acquisitions made in 2017 and a $0.8 million increase from the favorable effect of foreign currency translation. Excluding acquisitions and the favorable effect of foreign currency translation, revenues increased $3.8 million, or 17%, largely due to increased demand for our capital equipment at our North American operations.

Wood Processing Systems Segment
Revenues from our Wood Processing Systems segment increased $21.8 million to $33.2 million in the second quarter of 2018 from $11.4 million in the second quarter of 2017 due to $23.4 million in revenues from our forest products business, which was acquired in July 2017, and a $0.4 million increase from the favorable effect of foreign currency translation. Excluding the acquisition and the favorable effect of foreign currency translation, revenues decreased $2.1 million, or 18%, largely due to the timing of capital equipment shipments.

KADANT INC.

Results of Operations (continued)

Fiber-based Products
Revenues from our Fiber-based Products business increased $0.2 million to $3.3 million in the second quarter of 2018 compared with $3.1 million in the second quarter of 2017 due to a slight increase in demand for our biodegradable granular products.

Gross Profit Margin
Gross profit margins for the second quarters of 2018 and 2017 were as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
Papermaking Systems	45.3%	48.2%
Wood Processing Systems	38.9%	44.9%
Fiber-based Products	50.0%	52.3%
Consolidated Gross Margin	44.0%	47.9%

Papermaking Systems Segment
The gross profit margin in our Papermaking Systems segment decreased to 45.3% in the second quarter of 2018 from 48.2% in the second quarter of 2017 primarily due to lower gross profit margins on our capital equipment products and, to a lesser extent, a lower percentage of higher-margin parts and consumables revenues, as well as the inclusion of relatively lower gross profit margins from a business we acquired in 2017.

Wood Processing Systems Segment
The gross profit margin in our Wood Processing Systems segment decreased to 38.9% in the second quarter of 2018 from 44.9% in the second quarter of 2017 due to the inclusion of lower gross profit margins from our timber harvesting product line which was acquired in 2017.

Fiber-based Products
The gross profit margin in our Fiber-based Products business decreased to 50.0% in the second quarter of 2018 from 52.3% in the second quarter of 2017 due to lower margins on our biodegradable granular products resulting from lower inventory absorption due to decreased inventory levels in the 2018 period.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses for the second quarters of 2018 and 2017 were as follows:

	Three Months Ended
(In thousands)	June 30, 2018	July 1, 2017	Increase
Papermaking Systems	$30,070	$26,777	$3,293
Wood Processing Systems	6,978	5,413	1,565
Corporate and Other	8,084	6,780	1,304
	$45,132	$38,970	$6,162

SG&A expenses as a percentage of revenues decreased to 29% in the second quarter of 2018 from 35% in the second quarter of 2017 due to the inclusion of $4.1 million of acquisition costs in the 2017 period, as well as improved operating leverage as a result of our recent acquisitions, which have relatively lower SG&A expenses as a percentage of revenues. SG&A expenses increased $6.2 million, or 16%, to $45.1 million in the second quarter of 2018 from $39.0 million in the second quarter of 2017 primarily due to the inclusion of $6.9 million of incremental SG&A expenses from our acquisitions and a $1.1 million unfavorable effect from foreign currency translation. The 2017 period included $4.1 million of acquisition costs.

KADANT INC.

Results of Operations (continued)

Papermaking Systems Segment
SG&A expenses in our Papermaking Systems segment increased $3.3 million, or 12%, to $30.1 million in the second quarter of 2018 from $26.8 million in the second quarter of 2017 primarily due to $1.7 million of incremental SG&A expenses from our acquisitions and a $1.1 million unfavorable effect from foreign currency translation.

Wood Processing Systems Segment
    SG&A expenses in our Wood Processing Systems segment increased $1.6 million to $7.0 million in the second quarter of 2018 from $5.4 million in the second quarter of 2017 primarily due to $5.2 million of incremental SG&A expenses from an acquisition. The 2017 period included $3.8 million of acquisition costs.

Corporate and Other
SG&A expenses for Corporate and Other increased $1.3 million to $8.1 million in the second quarter of 2018 from $6.8 million in the second quarter of 2017 primarily due to increased stock-based and incentive compensation expense.

Research and Development Expenses
Research and development expenses, which represented 2% of revenues in both periods, increased $0.5 million, or 23%, to $2.7 million in the second quarter of 2018 from $2.2 million in the second quarter of 2017 largely due to the inclusion of research and development expenses from our acquisitions.

Restructuring Costs
Restructuring costs in the second quarter of 2018 were $0.6 million and primarily represented costs for the relocation of machinery and equipment and administrative offices related to the integration of our U.S. and Swedish Papermaking Stock-Preparation product lines into a newly-constructed manufacturing facility in the United States to achieve economies of scale and greater efficiencies. We expect to record additional restructuring charges of approximately $0.2 million in 2018 primarily for relocation and moving expenses.

Interest Expense
Interest expense increased $1.5 million to $1.9 million in the second quarter of 2018 from $0.4 million in the second quarter of 2017 primarily due to interest expense related to additional borrowings for acquisitions made in the second half of 2017.

Provision for Income Taxes
Our provision for income taxes was $5.3 million in the second quarter of 2018 and $3.0 million in the second quarter of 2017. The effective tax rate of 30% in the second quarter of 2018 was higher than our 2018 statutory tax rate of 21% primarily due to the global intangible low-taxed income (GILTI) provisions of The Tax Cuts and Jobs Act of 2017 (2017 Tax Act), the distribution of our worldwide earnings and unrecognized tax benefits. This incremental tax expense was offset in part by a change in estimate for foreign income tax that we had previously accrued on certain distributed earnings. With the enactment of the 2017 Tax Act, we are now providing for the cost of repatriating the earnings of certain foreign subsidiaries on a recurring basis, resulting in $0.3 million of incremental tax expense in the second quarter of 2018. The effective tax rate of 26% in the second quarter of 2017 was lower than our statutory tax rate of 35% primarily due to the distribution of our worldwide earnings, offset in part by an increase in tax related to non-deductible expenses, unrecognized tax benefits, and the U.S. tax cost of foreign operations.

See Provision for Income Taxes in the Results of Operations for the first six months of 2018 compared with the first six months of 2017 for further discussion on the impact of the 2017 Tax Act and the GILTI provisions.

Net Income
Net income increased $4.3 million, or 52%, to $12.5 million in the second quarter of 2018 from $8.2 million in the second quarter of 2017 due to an $8.1 million increase in operating income that was partially offset by increases in interest expense of $1.5 million and provision for income taxes of $2.3 million (see Revenues, Gross Profit Margin, SG&A Expenses, Research and Development Expenses, Restructuring Costs, Interest Expense and Provision for Income Taxes discussed above).

KADANT INC.

Results of Operations (continued)

First Six Months 2018 Compared With First Six Months 2017

Revenues
The following table presents changes in revenues by segment and product line between the first six months of 2018 and 2017, and the changes in revenues by segment and product line between the first six months of 2018 and 2017 excluding the effect of currency translation and acquisitions. Currency translation is calculated by converting first six months of 2018 revenues in local currency into U.S. dollars at first six months of 2017 exchange rates and then comparing this result to actual revenues in the first six months of 2018. The presentation of the changes in revenues excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

Revenues for the first six months of 2018 and 2017 are as follows:

	Six Months Ended			Less: Currency Translation		(Non-GAAP) Adjusted Total
(In thousands)	June 30, 2018	July 1, 2017	Total Increase		Less: Acquisitions	Increase (Decrease)

Stock-Preparation	$101,859	$87,331	$14,528	$6,399	$—	$8,129
Doctoring, Cleaning, & Filtration	56,765	52,383	4,382	1,762	—	2,620
Fluid-Handling	65,417	44,567	20,850	2,357	11,330	7,163
Papermaking Systems	224,041	184,281	39,760	10,518	11,330	17,912
Wood Processing Systems	72,293	21,336	50,957	865	52,310	(2,218)
Fiber-based Products	7,772	7,482	290	—	—	290
	$304,106	$213,099	$91,007	$11,383	$63,640	$15,984

Papermaking Systems Segment
Revenues from our Papermaking Systems segment increased $39.8 million, or 22%, to $224.0 million in the first six months of 2018 from $184.3 million in the first six months of 2017, including $11.3 million from the inclusion of revenue from acquisitions and a $10.5 million increase from the favorable effect of foreign currency translation. Excluding acquisitions and the favorable effect of foreign currency translation, revenues increased $17.9 million as explained in the product line discussions below.

Revenues from our Stock-Preparation product line increased $14.5 million, or 17%, to $101.8 million in the first six months of 2018 from $87.3 million in the first six months of 2017, including a $6.4 million increase from the favorable effect of foreign currency translation. Excluding the favorable effect of foreign currency translation, revenues increased $8.1 million, or 9%, primarily due to increased demand for capital equipment at our Asian and North American operations.

Revenues from our Doctoring, Cleaning, & Filtration product line increased $4.4 million, or 8%, to $56.8 million in the first six months of 2018 from $52.4 million in the first six months of 2017, including a $1.8 million increase from the favorable effect of foreign currency translation. Excluding the favorable effect of foreign currency translation, revenues increased $2.6 million, or 5%, compared to the first six months of 2017 due to increased demand for our parts and consumables products.

Revenues from our Fluid-Handling product line increased $20.9 million, or 47%, to $65.4 million in the first six months of 2018 from $44.5 million in the first six months of 2017 due to $11.3 million in revenues from acquisitions made in 2017 and a $2.4 million increase from the favorable effect of foreign currency translation. Excluding acquisitions and the favorable effect of foreign currency translation, revenues increased $7.2 million, or 16%, largely due to increased demand for our capital equipment primarily at our North American operations.

KADANT INC.

Results of Operations (continued)

Wood Processing Systems Segment
Revenues from our Wood Processing Systems segment increased $51.0 million to $72.3 million in the first six months of 2018 from $21.3 million in the first six months of 2017 due to $52.3 million in revenues from our forest products business, which was acquired in July 2017, and $0.9 million from the favorable effect of foreign currency translation. Excluding the acquisition and the favorable effect of foreign currency translation, revenues decreased $2.2 million, or 10%, due to the timing of capital equipment shipments.

Fiber-based Products
Revenues from our Fiber-based Products business increased $0.3 million to $7.8 million in the first six months of 2018 compared with $7.5 million in the first six months of 2017 due to a slight increase in demand for our biodegradable granular products.

Gross Profit Margin
Gross profit margins for the first six months of 2018 and 2017 were as follows:

	Six Months Ended
	June 30, 2018	July 1, 2017
Papermaking Systems	45.4%	48.0%
Wood Processing Systems	39.2%	43.6%
Fiber-based Products	53.5%	53.9%
Consolidated Gross Margin	44.1%	47.8%

Papermaking Systems Segment
The gross profit margin in our Papermaking Systems segment decreased to 45.4% in the first six months of 2018 from 48.0% in the first six months of 2017 due to lower gross profit margins on our capital equipment products, a lower percentage of higher-margin parts and consumables revenues, and the inclusion of relatively lower gross profit margins from a business we acquired in 2017.

Wood Processing Systems Segment
The gross profit margin in our Wood Processing Systems segment decreased to 39.2% in the first six months of 2018 from 43.6% in the first six months of 2017 due to the inclusion of lower gross profit margins from our timber harvesting product line which was acquired in 2017.

Fiber-based Products
The gross profit margin in our Fiber-based Products business was down slightly at 53.5% in the first six months of 2018 compared with 53.9% in the first six months of 2017.

Selling, General, and Administrative Expenses
SG&A expenses for the first six months of 2018 and 2017 were as follows:

	Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	Increase
Papermaking Systems	$60,826	$52,962	$7,864
Wood Processing Systems	14,277	7,254	7,023
Corporate and Other	15,805	13,374	2,431
	$90,908	$73,590	$17,318

SG&A expenses as a percentage of revenues decreased to 30% in the first six months of 2018 from 35% in the first six months of 2017 due to the inclusion of $4.4 million of acquisition costs in the 2017 period as well as improved operating leverage as a result of our recent acquisitions, which have a relatively lower percentage of SG&A expenses as a percentage of

KADANT INC.

Results of Operations (continued)

revenues. We expect further improvements in SG&A expenses as a percentage of revenues metric in the second half of 2018. SG&A expenses increased $17.3 million, or 24%, to $90.9 million in the first six months of 2018 from $73.6 million in the first six months of 2017 primarily due to the inclusion of $14.1 million of incremental SG&A expenses from our acquisitions and a $3.2 million unfavorable effect from foreign currency translation. The 2017 period included $4.4 million of acquisition costs.

Papermaking Systems Segment
SG&A expenses in our Papermaking Systems segment increased $7.9 million, or 15%, to $60.8 million in the first six months of 2018 from $53.0 million in the first six months of 2017, primarily due to a $3.4 million of incremental SG&A expenses from our acquisitions and a $3.0 million unfavorable effect from foreign currency translation.

Wood Processing Systems Segment
    SG&A expenses in our Wood Processing Systems segment increased $7.0 million to $14.3 million in the first six months of 2018 from $7.3 million in the first six months of 2017 primarily due to $10.7 million of incremental SG&A expenses from an acquisition. The 2017 period included $4.1 million of acquisition costs.

Corporate and Other
SG&A expenses for Corporate and Other increased $2.4 million to $15.8 million in the first six months of 2018 from $13.4 million in the first six months of 2017 primarily due to increased stock-based and incentive compensation expense.

Research and Development Expenses
Research and development expenses, which represented 2% of revenues in both periods, increased $1.2 million, or 28%, to $5.6 million in the first six months of 2018 from $4.4 million in the first six months of 2017 largely due to the inclusion of research and development expenses from our acquisitions.

Restructuring Costs
Restructuring costs in the first six months of 2018 of $1.3 million related to the integration of our U.S. and Swedish Papermaking Stock-Preparation product lines into a newly-constructed manufacturing facility in the United States to achieve economies of scale and greater efficiencies, and included $1.0 million of costs for the relocation of machinery and equipment and administrative offices and $0.3 million primarily associated with employee retention costs and abandonment of excess facility and other closure costs.

Interest Expense
Interest expense increased $2.8 million to $3.6 million in the first six months of 2018 from $0.7 million in the first six months of 2017 primarily due to interest expense on additional borrowings for acquisitions made in the second half of 2017.

Provision for Income Taxes
Our provision for income taxes was $9.1 million in the first six months of 2018 and $5.7 million in the first six months of 2017. The effective tax rate of 28% in the first six months of 2018 was higher than our 2018 statutory tax rate of 21% primarily due to the GILTI provisions of the 2017 Tax Act, the distribution of our worldwide earnings, and a change in estimate to the federal and state provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the release of tax reserves, and a change in estimate for foreign income tax that we had previously accrued on certain distributed earnings. With the enactment of the 2017 Tax Act, we are now providing for the cost of repatriating the earnings of certain foreign subsidiaries on a recurring basis, resulting in $0.4 million of incremental tax expense in the first six months of 2018. The effective tax rate of 25% in the first six months of 2017 was lower than our statutory tax rate of 35% primarily due to the distribution of our worldwide earnings and the net excess income tax benefits from stock-based compensation arrangements, offset in part by an increase in tax related to non-deductible expenses and unrecognized tax benefits.

Additional work is still necessary to finalize the provisional tax impacts of the 2017 Tax Act, including the completion of a more detailed analysis of our historical foreign earnings and the understanding and application of anticipated additional regulatory guidance regarding the provisions of the 2017 Tax Act that may be issued by the Internal Revenue Service and state

KADANT INC.

Results of Operations (continued)

and local jurisdictions. Any subsequent adjustment to the provisional amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.

We have elected to account for GILTI as a current period expense when incurred (the period cost method). Because of the complexity of the GILTI tax rules and the lack of legislative guidance, we continue to evaluate the provisions of the 2017 Tax Act and the application of Accounting Standards Codification, Income Taxes (Topic 740). The final impact to us from the 2017 Tax Act’s GILTI tax legislation may differ from the estimate calculated by us. Such differences could be material, due to, among other things, changes in interpretations of the 2017 Tax Act, future legislative action to address questions that arise because of the 2017 Tax Act, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates we have utilized to calculate the GILTI inclusion.

Net Income
Net income increased $6.2 million, or 36%, to $23.5 million in the first six months of 2018 from $17.3 million in the first six months of 2017 due to a $12.5 million increase in operating income that was partially offset by increases in interest expense of $2.8 million and provision for income taxes of $3.4 million (see Revenues, Gross Profit Margin, SG&A Expenses, Research and Development Expenses, Restructuring Costs, Interest Expense and Provision for Income Taxes discussed above).

Recent Accounting Pronouncements
See Note 1, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for further details.

Liquidity and Capital Resources

Consolidated working capital was $122.4 million at June 30, 2018, compared with $133.8 million at December 30, 2017. Included in working capital were cash and cash equivalents of $60.2 million at June 30, 2018, compared with $75.4 million at December 30, 2017. At June 30, 2018, $56.5 million of cash and cash equivalents was held by our foreign subsidiaries.

Cash Flows

First Six Months of 2018
Our operating activities provided cash of $35.6 million in the first six months of 2018 primarily due to cash generated by our operating subsidiaries from product sales, which is largely represented within operating cash flows in net income, excluding non-cash charges for depreciation and amortization and stock-based compensation. Aside from cash generated from items which impacted net income, operating cash flows were also impacted by changes in working capital due to the timing of cash receipts and payments. We used cash of $14.2 million to purchase inventory primarily associated with the expected shipment of capital orders later in 2018. We received $8.6 million of cash from other current liabilities primarily related to customer deposits and advanced billings.

Our investing activities used cash of $10.0 million in the first six months of 2018 primarily related to purchases of property, plant, and equipment, including $5.9 million for a newly-constructed manufacturing facility in the United States.

Our financing activities used cash of $38.8 million in the first six months of 2018. We used cash of $46.8 million for principal payments on our outstanding debt obligations, $4.8 million for cash dividends paid to stockholders, and $3.6 million for tax withholding payments related to stock-based compensation. These uses of cash were partially offset by proceeds received from borrowings of $16.0 million under our revolving credit agreement and $0.7 million primarily received from employee purchases of our common stock.

First Six Months of 2017
Our operating activities provided cash of $25.4 million in the first six months of 2017 primarily due to cash generated by our operating subsidiaries from product sales, which is largely represented within operating cash flows in net income, excluding non-cash charges for depreciation and amortization and stock-based compensation. Aside from cash generated from items which impacted net income, operating cash flows were also impacted by changes in working capital due to the timing of

KADANT INC.

Liquidity and Capital Resources (continued)

cash receipts and payments. We used cash of $6.1 million to purchase inventory primarily related to Stock-Preparation capital orders shipped in the second half of 2017 and $2.7 million for other current assets largely related to prepayments for raw material and refundable income taxes. Partially offsetting these uses of cash was $6.0 million of cash received for other current liabilities primarily related to customer deposits on large orders in our Stock-Preparation and Wood Processing product lines.

Our investing activities used cash of $3.6 million in the first six months of 2017 primarily related to purchases of property, plant, and equipment.

Our financing activities used cash of $11.2 million in the first six months of 2017. We received cash proceeds of $8.0 million from borrowings under our revolving credit agreement, which were more than offset by $11.2 million used for principal payments on our outstanding debt obligations, $4.4 million used for cash dividends paid to stockholders, $2.2 million used for tax withholding payments related to stock-based compensation, and $1.1 million used for the payment of debt issuance costs.

Additional Liquidity and Capital Resources
On May 16, 2018, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 16, 2018 to May 16, 2019. We have not purchased any shares of our common stock under this authorization or under the previous authorization, which expired on May 17, 2018.

We paid cash dividends of $4.8 million in the first six months of 2018. On May 16, 2018, we declared a quarterly cash dividend of $0.22 per share totaling $2.4 million that will be paid on August 9, 2018. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the consolidated leverage ratio contained in our revolving credit facility.

As of June 30, 2018, we had cash and cash equivalents of $60.2 million, of which $56.5 million was held by our foreign subsidiaries. As of June 30, 2018, we had approximately $256.2 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $242.5 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments. In the first six months of 2018, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely reinvested foreign earnings to the United States would be approximately $3.6 million.

We plan to make expenditures of approximately $8 to $9 million during the remainder of 2018 for property, plant, and equipment.

In the future, our liquidity position will be primarily affected by the level of cash flows from operations, cash paid to satisfy debt repayments, capital projects, dividends, stock repurchases, or acquisitions. We believe that our existing resources, together with the cash available from our revolving credit facility and the cash we expect to generate from operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

Revolving Credit Facility
In 2017, we entered into an Amended and Restated Credit Agreement, as amended (the 2017 Credit Agreement), which is a five-year unsecured multi-currency revolving credit facility in the aggregate principal amount of up to $300 million. The 2017 Credit Agreement also includes an uncommitted unsecured incremental borrowing facility of up to an additional $100 million. The principal on any borrowings is due on March 1, 2022. Borrowing may be denominated in U.S. dollars or certain foreign currencies as defined in the 2017 Credit Agreement. Interest on any loans outstanding under the 2017 Credit Agreement accrues and generally is payable quarterly in arrears at one of the following rates selected by us: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2%. The applicable margin is determined based upon the ratio of our total debt, net of certain cash and debt, as defined, to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the 2017 Credit Agreement. For this purpose, total debt net of certain cash and debt as defined as total debt less the sum of (i) unrestricted U.S. cash, and (ii) 65% of unrestricted cash outside of the United States, but no more than an aggregate amount of $30 million.

KADANT INC.

Liquidity and Capital Resources (continued)

Our obligations under the 2017 Credit Agreement may be accelerated upon the occurrence of an event of default under the 2017 Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, defaults relating to such matters as the Employment Retirement Income Security Act (ERISA), unsatisfied judgments, the failure to pay certain indebtedness, and a change of control default. In addition, the 2017 Credit Agreement contains negative covenants applicable to us, including financial covenants requiring us to comply with a maximum consolidated leverage ratio of 3.5 to 1, a minimum consolidated interest coverage ratio of 3 to 1, and restrictions on liens, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including dividends and stock repurchases), investments, transactions with affiliates, sale and leaseback transactions, swap agreements, changing our fiscal year, arrangements affecting subsidiary distributions, entering into new lines of business, and certain actions related to a discontinued operation. As of June 30, 2018, we were in compliance with these covenants.

Loans under the 2017 Credit Agreement are guaranteed by certain of our domestic subsidiaries pursuant to an Amended and Restated Guarantee Agreement. In addition, one of our foreign subsidiaries entered into a guarantee agreement limited to certain obligations of two foreign subsidiary borrowers.

As of June 30, 2018, the outstanding balance under the 2017 Credit Agreement was $202.2 million, including $44.9 million of Canadian dollar-denominated and $40.3 million of euro-denominated borrowings. As of June 30, 2018, we had $98.3 million of borrowing capacity available under the 2017 Credit Agreement, which was calculated by translating our foreign-denominated borrowings using borrowing date foreign exchange rates.

The weighted average interest rate for the revolving credit facility was 2.97% as of June 30, 2018.

Commercial Real Estate Loan
On July 6, 2018, we and certain of our domestic subsidiaries borrowed $21.0 million under a promissory note (Real Estate Loan). The Real Estate Loan is repayable in quarterly principal installments of $0.3 million over a ten-year period with the remaining principal balance of $10.5 million due upon maturity. Interest on the Real Estate Loan accrues and is payable quarterly in arrears at a fixed rate of 4.45% per annum. We are not permitted to prepay the Real Estate Loan in any amount in the first twelve months of the term of the loan. Any voluntary prepayments will be subject to a 2% prepayment fee if paid in the second twelve months of the term of the loan, and are subject to a 1% prepayment fee if paid in the third twelve months of the term of the loan. Thereafter, no prepayment fee will be applied to voluntary prepayment by us.

The Real Estate Loan is secured by real estate and related personal property of ours and certain of our domestic subsidiaries, located in Auburn, Massachusetts, Three Rivers, Michigan and Lebanon, Ohio, pursuant to mortgage and security agreements dated July 6, 2018 (Mortgage and Security Agreements). Our obligations under the Real Estate Loan may be accelerated upon the occurrence of an event of default under the Loan and the Mortgage and Security Agreements, which include customary events of default including, without limitation, payment defaults, defaults in the performance of covenants and obligations, the inaccuracy of representations or warranties, bankruptcy- and insolvency-related defaults, liens on the properties or collateral and uninsured judgments. In addition, the occurrence of an event of default under the 2017 Credit Agreement or any successor credit facility would be an event of default under the Real Estate Loan. We used the proceeds from the Real Estate Loan to repay a portion of our U.S. dollar-denominated debt under the 2017 Credit Agreement.

Sale-Leaseback Financing Arrangement
We have a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a secured loan receivable. The lease arrangement includes a net fixed price purchase option of $1.6 million at the end of the lease term in 2022. At June 30, 2018, $4.3 million was outstanding under this capital lease obligation with an interest rate of 1.79% on the outstanding obligation.

KADANT INC.

Liquidity and Capital Resources (continued)

Interest Rate Swap Agreements
In May 2018, we entered into a swap agreement (2018 Swap Agreement) that has a $15.0 million notional value and expires on June 30, 2023. In 2015, we also entered into a swap agreement (2015 Swap Agreement) that has a $10.0 million notional value and expires on March 27, 2020. The swap agreements hedge our exposure to movements in the three-month LIBOR rate on U.S. dollar-denominated debt and have been designated as cash flow hedges. On a quarterly basis, we receive a three-month LIBOR rate and pay a fixed rate of interest of 3.15% plus an applicable margin as defined in the revolving credit facility on the 2018 Swap Agreement and 1.50% plus an applicable margin as defined in the revolving credit facility on the 2015 Swap Agreement. The 2018 Swap Agreement is subject to a zero percent floor on the three-month LIBOR rate.

We believe that any credit risk associated with the swap agreements is remote based on our financial position and the creditworthiness of the financial institution that issued the 2018 and 2015 Swap Agreements.

The counterparty to the swap agreements could demand an early termination of these agreements if we were to be in default under the 2017 Credit Agreement, or any agreement that amends or replaces the 2017 Credit Agreement in which the counterparty is a member, and if we were to be unable to cure the default.

Contractual Obligations and Other Commercial Commitments
There have been no significant changes to our contractual obligations and other commercial commitments during the six months ended June 30, 2018, compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year-end 2017, other than the Real Estate Loan and the 2018 Swap Agreement, as described above.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at fiscal year-end 2017 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC, except as related to the Real Estate Loan and the 2018 Swap Agreement. In July 2018, we borrowed $21 million with a fixed interest rate of 4.45% and used the proceeds to repay our outstanding variable rate debt under the 2017 Credit Agreement. In May 2018, we entered into the 2018 Swap Agreement to hedge our exposure to movements in the three-month LIBOR rate.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Except for the revised "Our global operations subject us to various risks that may adversely affect our results of operations" risk factor below, there have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC.

Our global operations subject us to various risks that may adversely affect our results of operations.
We sell our products globally, including sales to customers in China, South America, Russia and India, and operate multiple manufacturing operations worldwide, including operations in Canada, China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks which vary by geographic region, including the following:

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

Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks. Changes in government policies, political unrest, economic sanctions, trade embargoes, or other adverse trade regulations can negatively impact our business. For example, we operate businesses in Mexico and Canada, and we benefit from the North American Free Trade Agreement (NAFTA). If the United States were to withdraw from or materially modify NAFTA or to impose significant tariffs or taxes on goods imported into the United States, the cost of our products could significantly increase or no longer be priced competitively, which in turn could have a material adverse effect on our business and results of operations. In addition, the Office of the United States Trade Representative, or USTR, released a list of Chinese products valued at approximately $50 billion, including pulp and paper machinery equipment, that will be subject to an additional 25% duty in accordance with President Trump’s Presidential Memorandum of March 22, 2018 directing action pursuant to Section 301 of the Trade Act of 1974. The U.S. Customs and Border Protection began to collect the additional duties on products covered by the tariffs on July 6, 2018. In addition, the USTR has issued a new list of an additional $200 billion in Chinese products on which the USTR is proposing to assess additional duties. While we are working to assess and mitigate the impact of the existing and proposed tariffs through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. The tariffs could negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.

In 2017, our sales to Russia were $10.8 million, or 2%, of our revenue. In August 2017 and April 2018, the United States imposed new trade sanctions against certain persons in Russia, in addition to those previously imposed in 2014. In response, Russia may impose trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions may make it generally more difficult to do business in Russia and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services. Such restrictions could have a material adverse impact on our business and operating results going forward.

KADANT INC.

Item 1A – Risk Factors (continued)

We operate significant manufacturing facilities in and derive significant revenue from China. Changes in the policies of the Chinese government, devaluation of the Chinese currency, restrictions on the expatriation of cash, political unrest, unstable economic conditions, or other developments in China or in U.S.-China relations that are adverse to trade, including enactment of protectionist legislation or trade or currency restrictions, could negatively impact our business and operating results. Policies of the Chinese government to target slower economic growth may negatively affect our business in China if customers are unable to expand capacity or obtain financing for expansion or improvement projects. Policies of the Chinese government to advance internal political priorities may potentially negatively affect our business in any number of ways that we may not foresee. For example, China has imposed a ban on mixed waste paper imports and reported that all recovered paper imports have been and are limited to a 0.5% contaminant level after March 1, 2018, which is well below the level that suppliers consider feasible. In addition, the Chinese government has announced that it may ban all recovered paper imports by 2020. According to RISI, the Chinese government's actions have led to a severe shortage of recovered paper in China, which has forced mills to incur additional downtime. Chinese containerboard producers have been looking to build capacity for fiber in Southeast Asia, with the intent to ship pulp back to China for further processing. These policies could have a significant influence on the price, nature and availability of the type of paper imported into China, could have a negative effect on the operating capacity of our customers in China, and may affect the demand for our products and our operating results in the future, both in China and in the surrounding region.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1*	Swap Confirmation dated May 16, 2018 between the Registrant and Citizens Bank, National Association.

31.1*	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 30, 2018 and December 30, 2017, (ii) Condensed Consolidated Statement of Income for the three- and six-month periods ended June 30, 2018 and July 1, 2017, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income for the three- and six-month periods ended June 30, 2018 and July 1, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2018 and July 1, 2017, (v) Condensed Consolidated Statement of Stockholders' Equity for the six-month periods ended June 30, 2018 and July 1, 2017, and (vi) Notes to Condensed Consolidated Financial Statements.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: August 8, 2018	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)