Form 10-Q
period 2019-03-30
KADANT INC
filed 2019-05-08
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KAI	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2019
Common Stock, $.01 par value	11,174,431

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended March 30, 2019

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	March 30, 2019	December 29, 2018
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$56,478	$45,830
Restricted cash (Note 1)	697	287
Accounts receivable, less allowances of $2,951 and $2,897 (Note 1)	104,120	92,624
Inventories (Note 1)	103,029	86,373
Unbilled revenues	16,996	15,741
Other current assets	13,020	11,906
Total Current Assets	294,340	252,761

Property, Plant, and Equipment, at Cost	181,384	170,697
Less: accumulated depreciation and amortization	93,652	90,540
Property, Plant, and Equipment, at Cost, Net	87,732	80,157

Other Assets (Note 8)	47,804	21,310
Intangible Assets, Net (Notes 1 and 2)	184,596	113,347
Goodwill (Notes 1 and 2)	343,768	258,174
Total Assets	$958,240	$725,749

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$2,631	$1,668
Accounts payable	43,571	35,720
Customer deposits	30,693	26,987
Accrued payroll and employee benefits	25,843	30,902
Advanced billings	5,869	5,534
Other current liabilities	33,555	28,178
Total Current Liabilities	142,162	128,989

Long-Term Obligations (Note 5)	358,286	174,153
Long-Term Deferred Income Taxes	26,602	22,962
Other Long-Term Liabilities (Note 8)	49,194	25,074

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	102,780	104,731
Retained earnings	401,891	393,578
Treasury stock at cost, 3,449,728 and 3,514,163 shares	(84,532)	(86,111)
Accumulated other comprehensive items (Note 9)	(40,024)	(39,376)
Total Kadant Stockholders' Equity	380,261	372,968
Noncontrolling interest	1,735	1,603
Total Stockholders' Equity	381,996	374,571
Total Liabilities and Stockholders' Equity	$958,240	$725,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
(In thousands, except per share amounts)

Revenues (Notes 1 and 12)	$171,316	$149,193

Costs and Operating Expenses:
Cost of revenues	100,801	83,114
Selling, general, and administrative expenses	49,319	45,776
Research and development expenses	2,621	2,869
Restructuring costs (Note 13)	—	770
	152,741	132,529

Operating Income	18,575	16,664

Interest Income	56	183
Interest Expense	(3,504)	(1,732)
Other Expense, Net (Note 7)	(99)	(246)

Income Before Provision for Income Taxes	15,028	14,869
Provision for Income Taxes (Note 4)	3,963	3,861

Net Income	11,065	11,008

Net Income Attributable to Noncontrolling Interest	(165)	(150)

Net Income Attributable to Kadant	$10,900	$10,858

Earnings per Share Attributable to Kadant (Note 3):
Basic	$0.98	$0.98
Diluted	$0.96	$0.96

Weighted Average Shares (Note 3):
Basic	11,133	11,042
Diluted	11,385	11,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
(In thousands)

Net Income	$11,065	$11,008

Other Comprehensive Items:
Foreign currency translation adjustment	(465)	5,336
Pension and other post-retirement liability adjustments (net of tax provision of $8 and $34)	21	117
Deferred (loss) gain on cash flow hedges (net of tax benefit (provision) of $104 and ($8))	(237)	93
Other Comprehensive Items	(681)	5,546
Comprehensive Income	10,384	16,554
Comprehensive Income Attributable to Noncontrolling Interest	(132)	(193)
Comprehensive Income Attributable to Kadant	$10,252	$16,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
(In thousands)

Operating Activities
Net income attributable to Kadant	$10,900	$10,858
Net income attributable to noncontrolling interest	165	150
Net income	11,065	11,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,231	6,099
Stock-based compensation expense	1,553	1,464
Right-of-use asset amortization	1,083	—
Provision for losses on accounts receivable	64	316
(Gain) loss on the sale of property, plant, and equipment	(200)	24
Other items, net	(487)	(386)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,190)	(799)
Unbilled revenues	(1,055)	2,064
Inventories	(3,263)	(9,674)
Other current assets	(189)	(435)
Accounts payable	3,872	3,854
Other current liabilities	(9,608)	(6,319)
Net cash provided by operating activities	9,876	7,216

Investing Activities
Acquisition, net of cash acquired (Note 2)	(175,288)	—
Purchases of property, plant, and equipment	(2,168)	(5,151)
Proceeds from sale of property, plant, and equipment	293	28
Net cash used in investing activities	(177,163)	(5,123)

Financing Activities
Proceeds from issuance of long-term obligations	189,000	12,000
Repayment of long-term obligations	(6,404)	(13,493)
Tax withholding payments related to stock-based compensation	(2,647)	(3,641)
Dividends paid	(2,444)	(2,316)
Proceeds from issuance of Company common stock	723	742
Payment of debt issuance costs	(36)	—
Net cash provided by (used in) financing activities	178,192	(6,708)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	153	1,511

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	11,058	(3,104)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	46,117	76,846
Cash, Cash Equivalents, and Restricted Cash at End of Period	$57,175	$73,742

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 29, 2018	14,624,159	$146	$104,731	$393,578	3,514,163	$(86,111)	$(39,376)	$1,603	$374,571

Net income	—	—	—	10,900	—	—	—	165	11,065

Adoption of ASU No. 2016-02, Leases	—	—	—	(17)	—	—	—	—	(17)

Dividend declared – Common Stock, $0.23 per share	—	—	—	(2,570)	—	—	—	—	(2,570)

Activity under stock plans	—	—	(1,951)	—	(64,435)	1,579	—	—	(372)

Other comprehensive items	—	—	—	—	—	—	(648)	(33)	(681)

Balance at March 30, 2019	14,624,159	$146	$102,780	$401,891	3,449,728	$(84,532)	$(40,024)	$1,735	$381,996

Balance at December 30, 2017	14,624,159	$146	$103,221	$342,893	3,613,838	$(88,554)	$(26,715)	$1,513	$332,504

Net income	—	—	—	10,858	—	—	—	150	11,008

Adoption of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	119	—	—	—	—	119

Adoption of ASU No. 2016-16, Income Taxes	—	—	—	(75)	—	—	—	—	(75)

Dividend declared – Common Stock, $0.22 per share	—	—	—	(2,440)	—	—	—	—	(2,440)

Activity under stock plans	—	—	(3,393)	—	(79,888)	1,958	—	—	(1,435)

Other comprehensive items	—	—	—	—	—	—	5,503	43	5,546

Balance at March 31, 2018	14,624,159	$146	$99,828	$351,355	3,533,950	$(86,596)	$(21,212)	$1,706	$345,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Kadant Inc. was incorporated in Delaware in November 1991 and currently trades on the New York Stock Exchange under the ticker symbol "KAI." Kadant Inc. (together with its subsidiaries, the Company) is a global supplier of high-value, critical components and engineered systems used in process industries worldwide. The Company has a diverse and large customer base, including most of the world's major paper, lumber and oriented strand board (OSB) manufacturers, and various mining companies across multiple industries. Its products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries.

The Company's operations include three reportable operating segments, Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. See Note 2 for information regarding the Company's most recent acquisition, which comprises its new Material Handling Systems segment.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at March 30, 2019, its results of operations, comprehensive income, cash flows, and stockholders' equity for the three-month periods ended March 30, 2019 and March 31, 2018. Interim results are not necessarily indicative of results for a full year or for any other interim period.

The condensed consolidated balance sheet presented as of December 29, 2018 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The condensed consolidated financial statements and related notes are presented as permitted by the Securities and Exchange Commission (SEC) rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC.

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

Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended March 30, 2019, except for the adoption of Accounting Standards Codification (ASC), Leases (Topic 842) (ASC 842). See Recently Adopted Accounting Pronouncements within this note and Note 8 for further details.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information
See Note 8 for supplemental cash flow information related to the Company's lease obligations.

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Cash Paid for Interest	$2,782	$2,459
Cash Paid for Income Taxes, Net of Refunds	$4,679	$8,455

Non-Cash Investing Activities:
Post-closing adjustments	$1,567	$397

Liabilities assumed of acquired business	$29,664	$—

Non-cash additions to property, plant, and equipment	$193	$1,816

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$3,278	$2,755
Dividends declared but unpaid	$2,570	$2,440

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	March 30, 2019	March 31, 2018	December 29, 2018	December 30, 2017
Cash and cash equivalents	$56,478	$72,210	$45,830	$75,425
Restricted cash	697	1,532	287	1,421
Total Cash, Cash Equivalents, and Restricted Cash	$57,175	$73,742	$46,117	$76,846

Banker's Acceptance Drafts included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7,772,000 at March 30, 2019 and $7,976,000 at December 29, 2018, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories
The components of inventories are as follows:

	March 30, 2019	December 29, 2018
(In thousands)
Raw Materials	$46,684	$44,522
Work in Process	20,239	15,876
Finished Goods	36,106	25,975
	$103,029	$86,373

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
March 30, 2019
Definite-Lived
Customer relationships	$166,183	$(41,222)	$(4,498)	$120,463
Product technology	57,001	(24,619)	(1,761)	30,621
Tradenames	5,227	(2,090)	(419)	2,718
Other	17,784	(12,581)	(576)	4,627
	246,195	(80,512)	(7,254)	158,429
Indefinite-Lived
Tradenames	26,300	—	(133)	26,167
Acquired Intangible Assets	$272,495	$(80,512)	$(7,387)	$184,596

December 29, 2018
Definite-Lived
Customer relationships	$113,283	$(38,160)	$(4,520)	$70,603
Product technology	46,501	(23,563)	(1,677)	21,261
Tradenames	5,227	(1,980)	(390)	2,857
Other	13,744	(11,476)	(127)	2,141
	178,755	(75,179)	(6,714)	96,862
Indefinite-Lived
Tradenames	16,600	—	(115)	16,485
Acquired Intangible Assets	$195,355	$(75,179)	$(6,829)	$113,347

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems	Wood Processing Systems	Material Handling Systems	Total
Balance at December 29, 2018
Gross balance	$241,912	$101,771	$—	$343,683
Accumulated impairment losses	(85,509)	—	—	(85,509)
Net balance	156,403	101,771	—	258,174
2019 Adjustments
Acquisition (Note 2)	—	—	86,502	86,502
Currency translation	(1,031)	123	—	(908)
Total 2019 adjustments	(1,031)	123	86,502	85,594
Balance at March 30, 2019
Gross balance	240,881	101,894	86,502	429,277
Accumulated impairment losses	(85,509)	—	—	(85,509)
Net balance	$155,372	$101,894	$86,502	$343,768

Warranty Obligations
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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Balance at Beginning of Year	$5,726	$5,498
Provision charged to expense	1,076	715
Usage	(925)	(364)
Acquisition	295	—
Currency translation	(3)	61
Balance at End of Period	$6,169	$5,910

Revenue Recognition
The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. Most of the Company’s revenue is recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. The majority of the Company’s parts and consumables products and capital products with minimal customization are accounted for at a point in time. The Company has made a policy election not to treat the obligation to ship as a separate performance obligation under the contract and, as a result, the associated shipping costs are accrued when revenue is recognized.

The remaining portion of the Company’s revenue is recognized on an over time basis based on an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Contracts are accounted for on an over time basis when they include products which have no alternative use and an enforceable right to payment over time. Contracts recognized on an over time basis are typically for large capital projects which are highly customized for the customer and, as a result, would include a significant cost to rework in the event of cancellation.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The following table presents revenue by revenue recognition method:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2019	2018
Point in time	$148,276	$142,005
Over time	23,040	7,188
	$171,316	$149,193

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

The following table presents the disaggregation of revenues by product type and geography:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2019	2018
Revenues by Product Type:
Parts and Consumables	$112,850	$95,985
Capital	58,466	53,208
	$171,316	$149,193
Revenues by Geography:
North America	$100,876	$77,616
Europe	38,985	41,493
Asia	17,078	20,148
Rest of World	14,377	9,936
	$171,316	$149,193

See Note 12, Business Segment Information, for further details on the disaggregation of revenues by segment and product line.

The following table presents balances from contracts with customers:

	March 30, 2019	December 29, 2018
(In thousands)
Accounts receivable	$104,120	$92,624
Contract assets	$16,996	$15,741
Contract liabilities	$38,950	$34,774

Contract assets represent unbilled revenues associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advanced payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer. The Company recognized revenue of $19,095,000 in the first three months of 2019 and $27,325,000 in the first three months of 2018 that was included in the contract liabilities balance at the beginning of 2019 and 2018, respectively.

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

Recently Adopted Accounting Pronouncements
Leases (Topic 842). In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which requires a lessee to recognize a right-of-use (ROU) asset and a corresponding lease liability for operating leases, initially measured at the present value of the future lease payments, on its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The Company adopted this ASU as of the beginning of fiscal 2019 using the cumulative-effect adjustment method. As a result, prior period amounts were not restated and continue to be under Topic 840, Leases, which did not require the recognition of operating leases on the balance sheet and is not comparative. As permitted under ASC 842, the Company elected the package of practical expedients for expired or existing contracts, which does not require the reassessment of prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected practical expedients relating to its ongoing accounting, including a short-term lease recognition exemption allowing lessees not to recognize ROU assets and liabilities with a term of 12 months or less and an election not to separate lease and non-lease components for all leases except vehicle leases.

The adoption of this standard as of the beginning of fiscal 2019 resulted in increases of 2.3% to total assets and 4.8% to total liabilities and an immaterial decrease to retained earnings. In addition, the adoption of this ASU did not have a material impact on the Company’s condensed consolidated statements of income or cash flows. See Note 8, Leases, for required lease accounting disclosures.

Derivatives and Hedging (Topic 815), Targeted Improvements in Accounting for Hedging Activity. In August 2017, the FASB issued ASU No. 2017-12, which revises hedge accounting to better portray the economic results of an entity’s risk management activities, simplifies hedge accounting guidance, and improves disclosures of hedge accounting arrangements. The Company adopted this ASU on a prospective basis at the beginning of fiscal 2019. The adoption of this ASU did not have a material effect on the Company's condensed consolidated financial statements.

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

2.    Acquisition

The Company’s acquisitions have been accounted for using the purchase method of accounting and its results are included in its condensed consolidated financial statements from the date of acquisition. Historically, the Company’s acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition transaction costs are included in selling, general, and administrative expenses (SG&A) in the accompanying condensed consolidated statement of income as incurred. The Company recorded acquisition transaction costs of $843,000 in the first three months of 2019 relating to its recent acquisition described below.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisition (continued)

On January 2, 2019, the Company acquired, directly and indirectly, all the outstanding equity interests of Syntron Material Handling Group, LLC and certain of its affiliates (SMH) pursuant to an equity purchase agreement, dated December 9, 2018, for approximately $176,855,000, net of cash acquired, which includes a post-closing adjustment of $1,567,000 that was paid by the Company in April 2019. The Company funded the acquisition through borrowings under its revolving credit facility.

SMH, which comprises the Company's new Material Handling Systems segment, has manufacturing operations in Mississippi, United States and in China. SMH is a leading provider of material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. Revenues for SMH were approximately $89,365,000 for the trailing twelve months ended October 31, 2018. The Company expects several synergies in connection with this acquisition, including expansion of product sales into new markets by leveraging SMH's existing presence, strengthening of SMH's relationships in the pulp and paper industry, and sourcing efficiencies. Goodwill from the SMH acquisition was $86,502,000, of which $64,438,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $77,140,000, of which $66,725,000 is expected to be deductible for tax purposes over 15 years. For the quarter ended March 30, 2019, the Company recorded revenues of $20,584,000 and an operating loss of $1,353,000 for SMH from the date of acquisition, including amortization expense of $3,308,000 associated with acquired profit in inventory and backlog, and $843,000 of acquisition transaction costs.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed and the purchase price for SMH. The final purchase accounting and purchase price allocation remain subject to change as the Company continues to refine its preliminary valuation of certain acquired assets and the valuation of acquired intangibles.

(In thousands)
Net Assets Acquired:
Cash, Cash Equivalents, and Restricted Cash	$2,431
Accounts Receivable	10,271
Inventory	12,982
Other Current Assets	900
Property, Plant, and Equipment	7,730
Other Assets	10,994
Definite-Lived Intangible Assets
Customer relationships	52,900
Product technology	10,500
Other	4,040
Indefinite-Lived Intangible Assets
Tradenames	9,700
Goodwill	86,502
Total assets acquired	208,950

Accounts Payable	4,663
Customer Deposits	2,919
Other Current Liabilities	3,724
Long-Term Lease Liabilities	15,244
Long-Term Deferred Income Taxes	3,114
Total liabilities assumed	29,664
Net assets acquired	$179,286

Purchase Price:
Cash Paid to Seller Borrowed Under Revolving Credit Facility	$177,719
Post-Closing Adjustment to be Paid to Seller	1,567
Total Purchase Price	$179,286

The weighted-average amortization period for definite-lived intangible assets is 14 years, including weighted-average amortization periods of 15 years for customer relationships, 14 years for product technology, and 8 years for other intangible assets.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisition (continued)

Unaudited Supplemental Pro Forma Information
Had the acquisition of SMH been completed as of the beginning of 2018, the Company’s pro forma results of operations for the three months ended March 30, 2019 and March 31, 2018 would have been as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2019	March 31, 2018
Revenues	$171,316	$170,532
Net Income Attributable to Kadant	$14,112	$8,475
Earnings per Share Attributable to Kadant:
Basic	$1.27	$0.77
Diluted	$1.24	$0.75

Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the business combination:

•	Pre-tax charge to SG&A expenses of $843,000 in 2018 and reversal in 2019, for acquisition transaction costs.

•	Estimated pre-tax charge to cost of revenues of $2,310,000 in 2018 and reversal in 2019, for the sale of SMH inventory revalued at the date of acquisition.

•	Estimated pre-tax charge to SG&A expenses of $998,000 in 2018 and reversal in 2019, for intangible asset amortization related to acquired backlog.

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisition of SMH occurred as of the beginning of 2018, or that may result in the future.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Net Income	$10,900	$10,858

Basic Weighted Average Shares	11,133	11,042
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	252	300
Diluted Weighted Average Shares	11,385	11,342

Basic Earnings per Share	$0.98	$0.98

Diluted Earnings per Share	$0.96	$0.96

The dilutive effect of the outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 44,000 shares in the first three months of 2019 and 30,000 in the first three months of 2018, was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Provision for Income Taxes

The provision for income taxes was $3,963,000 in the first three months of 2019 and $3,861,000 in the first three months of 2018. The effective tax rate of 26% in the first three months of 2019 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of the Company’s worldwide earnings, state taxes, and tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 26% in the first three months of 2018 was higher than the Company's statutory tax rate of 21% primarily due to a true-up to the federal provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act, the U.S. tax cost of foreign operations, including the GILTI provisions of the 2017 Tax Act, and the distribution of the Company's worldwide earnings. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the reversal of tax reserves associated with uncertain tax positions, and a favorable impact to state taxes primarily related to the true-up to the provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act.

5.    Long-Term Obligations

Long-term obligations are as follows:

	March 30, 2019	December 29, 2018
(In thousands)
Revolving Credit Facility, due 2023	$324,720	$141,106
Commercial Real Estate Loan, due 2019 to 2028	20,213	20,475
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2019 to 2024	1,921	—
Other Borrowings, due 2019 to 2023	4,206	4,388
Unamortized Debt Issuance Costs	(143)	(148)
Total	360,917	175,821
Less: Current Maturities of Long-Term Obligations	(2,631)	(1,668)
Long-Term Obligations	$358,286	$174,153
See Note 11 for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
In 2018, the Company entered into a second amendment (Second Amendment) to its existing amended and restated five-year, unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended, the Credit Agreement). Pursuant to the Second Amendment, the Company has a borrowing capacity of $400,000,000, with an uncommitted unsecured incremental borrowing facility of $150,000,000 under its Credit Agreement, and a maturity date of December 14, 2023. Interest on borrowings outstanding accrues and is payable quarterly in arrears and is calculated at one of the following rates selected by the Company: (i) the Base Rate, calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, N.A., and (c) the thirty-day London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%; or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2.25%. The applicable margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the Credit Agreement.

The obligations of the Company under the Credit Agreement may be accelerated upon the occurrence of an event of default, which includes customary events of default under such financing arrangements. In addition, as amended by the Second Amendment, the Credit Agreement contains negative covenants applicable to the Company and its subsidiaries, including financial covenants requiring the Company to maintain a maximum consolidated leverage ratio of 3.75 to 1.00, or for the quarter during which a material acquisition occurs and for the three fiscal quarters thereafter, 4.00 to 1.00, and limitations on making certain restricted payments (including dividends and stock repurchases).

Loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. In addition, one of the Company’s foreign subsidiaries entered into a separate guarantee agreement limited to certain obligations of two foreign subsidiary borrowers.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations (continued)

As of March 30, 2019, the outstanding balance under the Credit Agreement was $324,720,000, and included $39,863,000 of Canadian dollar-denominated borrowings and $15,857,000 of euro-denominated borrowings. As of March 30, 2019, the Company had $75,344,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.

See Note 10, Derivatives, under the heading Interest Rate Swap Agreements, for information relating to the swap agreements used to hedge the Company’s exposure to movements in the three-month LIBOR rate on its U.S. dollar-denominated debt borrowed under the Credit Agreement.

The weighted average interest rate for the outstanding balance under the Credit Agreement was 3.64% as of March 30, 2019.

Commercial Real Estate Loan
In 2018, the Company and certain domestic subsidiaries borrowed $21,000,000 under a promissory note (Real Estate Loan) which is repayable in quarterly principal installments of $262,500 over a ten-year period with the remaining principal balance of $10,500,000 due upon maturity. Interest accrues and is payable quarterly in arrears at a fixed rate of 4.45% per annum. The Company is not permitted to prepay any amount before July 6, 2019. Any voluntary prepayments are subject to a 2% prepayment fee if paid in the twelve months following July 6, 2019 and are subject to a 1% prepayment fee if paid in the twelve months following July 6, 2020. Thereafter, no prepayment fee will be applied to voluntary prepayment by the Company.

The Real Estate Loan is secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, pursuant to the mortgage and security agreements dated July 6, 2018 (Mortgage and Security Agreements). The obligations of the Company under the Real Estate Loan may be accelerated upon the occurrence of an event of default under the Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of default for financings of this type. In addition, a default under the Credit Agreement or any successor credit facility would be an event of default under the Real Estate Loan. The effective interest rate for the Real Estate Loan, including amortization of debt issuance costs, was 4.60% as of March 30, 2019.

Senior Promissory Notes
In 2018, the Company entered into an uncommitted, unsecured Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement). Simultaneous with the execution of the Note Purchase Agreement, the Company issued senior promissory notes (Initial Notes) in an aggregate principal amount of $10,000,000, with a per annum interest rate of 4.90% payable semiannually, and a maturity date of December 14, 2028. The Company is required to prepay a portion of the principal of the Initial Notes beginning on December 14, 2023 and each year thereafter, and may optionally prepay the principal on the Initial Notes, together with any prepayment premium, at any time (in a minimum amount of $1,000,000, or the foreign currency equivalent thereof, if applicable) in accordance with the Note Purchase Agreement. The obligations of Initial Notes may be accelerated upon an event of default as defined in the Note Purchase Agreement, which includes customary events of default under such financing arrangements.

In accordance with the Note Purchase Agreement, the Company may also issue additional senior promissory notes (together with the Initial Notes, the Senior Promissory Notes) up to an additional $115,000,000 until the earlier of December 14, 2021 or the thirtieth day after written notice to terminate the issuance and sale of additional notes pursuant to the Note Purchase Agreement. The Senior Promissory Notes are pari passu with the Company’s indebtedness under the Credit Agreement, and any other senior debt of the Company, subject to certain specified exceptions, and participate in a sharing agreement with respect to the obligations of the Company and its subsidiaries under the Credit Agreement. The Senior Promissory Notes are guaranteed by certain of the Company’s domestic subsidiaries.

Debt Compliance
As of March 30, 2019, the Company was in compliance with the covenants related to its debt obligations.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations (continued)

Finance Leases
The Company's finance leases primarily relate to contracts for its fleet of vehicles. See Note 8 for further information relating to the Company's finance leases.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $736,000 at March 30, 2019. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,494,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of March 30, 2019, $3,941,000 was outstanding under this obligation.

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,553,000 in the first three months of 2019 and $1,464,000 in the first three months of 2018 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $9,388,000 at March 30, 2019, and will be recognized over a weighted average period of 2.0 years.

On March 4, 2019, the Company granted to certain of its officers performance-based RSUs, which represented, in aggregate, the right to receive 27,422 shares (the target RSU amount), with an aggregate grant date fair value of $2,364,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2019 fiscal year, which is a specified target for adjusted EBITDA generated from operations for the 2019 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. Actual adjusted EBITDA in excess of 115% results in an adjustment capped at 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2019 fiscal year, these performance-based RSUs will be forfeited. In the first three months of 2019, the Company recognized compensation expense based on the probable number of performance-based RSUs expected to vest, which was 100% of the target RSU amount. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2020, 2021, and 2022, provided that the officer is employed by the Company on the applicable vesting dates. On March 4, 2019, the Company also granted time-based RSUs representing 39,206 shares to its officers and employees with an aggregate grant date fair value of $3,385,000. These time-based RSUs generally vest in three equal annual installments on March 10 of 2020, 2021, and 2022, provided that a recipient remains employed by the Company on the applicable vesting dates.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Retirement Benefit Plans

The Company includes the service cost of net periodic benefit cost in operating income and all other components are included in other expense, net in the accompanying condensed consolidated statement of income.

The components of net periodic benefit cost are as follows:

	Three Months Ended March 30, 2019			Three Months Ended March 31, 2018
(In thousands, except percentages)	U.S. Pension	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$—	$43	$1	$175	$36	$53
Interest Cost	283	29	38	298	30	43
Expected Return on Plan Assets	(249)	(17)	(1)	(322)	(11)	(1)
Recognized Net Actuarial Loss	8	5	3	135	16	34
Amortization of Prior Service Cost	—	—	—	—	2	22
	$42	$60	$41	$286	$73	$151

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.10%	2.80%	4.44%	3.51%	3.80%	3.65%
Expected Long-Term Return on Plan Assets	4.10%	9.22%	9.22%	4.50%	7.43%	7.43%
Rate of Compensation Increase	—%	2.98%	5.57%	3.00%	3.69%	3.07%

In 2018, the Company's board of directors and its compensation committee approved amendments to freeze and terminate the Company's U.S. pension plan (Retirement Plan) and its restoration plan (Restoration Plan) as of December 29, 2018. Procedures for plan settlement and distribution of the Retirement Plan assets will be initiated once the plan termination satisfies certain regulatory requirements, which is expected to occur in late 2019 or early 2020. At the settlement date, the Company will recognize a loss based on the difference between the unrecognized actuarial loss, unfunded benefit obligation, and any additional cash required to be paid. Participants in the Retirement Plan will have the option to receive either a lump sum payment or an annuity. Retirees will continue to receive payments pursuant to their current annuity elections. The Company will settle liabilities under the Restoration Plan by paying a lump sum to plan participants between twelve and twenty-four months following the termination date. The Company expects to settle the liabilities under the Restoration Plan in early 2020. The Company has included both the Retirement Plan liability of $1,020,000 and the Restoration Plan liability of $2,300,000 at March 30, 2019 in accrued payroll and employee benefits in the accompanying condensed consolidated balance sheet. The Company does not plan to make any material cash contributions to its other pension and post-retirement plans in 2019.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.     Leases

Under ASC 842, Leases, the Company determines if an arrangement is a lease obligation at inception of the contract. The Company enters into operating and finance lease commitments primarily for its manufacturing and office space, fleet of vehicles, and equipment leases that expire on various dates over the next 15 years, some of which include one or more options to extend the lease for up to 5 years. In addition, the Company leases land associated with certain of its buildings in Canada and China, under long-term leases expiring on various dates ranging from 2032 to 2062, one of which includes an assumed option to extend the lease for up to 10 years.

The Company's operating lease ROU assets and operating lease liabilities with contract terms greater than 12 months are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. In determining the present value of future lease payments, the Company utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease. In addition, the calculation may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company recognizes its operating lease expense for lease payments on a straight-line basis over the lease term. Variable lease costs are not included in fixed lease payments and as a result, are excluded from the measurement of the ROU assets and lease liabilities. The Company expenses all variable lease costs as incurred, which were not material for the quarter ended March 30, 2019.

The Company's lease agreements often contain lease and non-lease components. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. For vehicle leases, the Company does not combine lease and non-lease components.

The components of lease expense are as follows:

Three Months Ended
(In thousands)	March 30, 2019
Operating Lease Cost	$1,370

Short-Term Lease Cost	185

Finance Lease Cost:
ROU asset amortization	293
Interest on lease liabilities	19
Total Finance Lease Cost	312

Total Lease Costs	$1,867

Supplemental cash flow information related to leases is as follows:

Three Months Ended
(In thousands)	March 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	$1,391
Operating cash flows from finance leases	$19
Financing cash flows from finance leases	$274

ROU Assets Obtained in Exchange for Lease Obligations (a):
Operating leases	$27,044
Finance leases	$2,161

(a)
Includes additions related to the transition adjustment for the adoption ASC 842. The post-adoption additions of operating leases were $11,726,000, of which $10,994,000 related to ROU assets obtained as part of our acquisition of SMH. The post-adoption additions of finance leases were not material.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Leases (continued)

Supplemental balance sheet information related to leases is as follows:

(In thousands, except lease term and discount rate)	Balance Sheet Line Item	March 30, 2019
Operating Leases:
ROU assets	Other assets	$29,348

Short-term liabilities	Other current liabilities	$4,188
Long-term liabilities	Other long-term liabilities	26,607
Total operating lease liabilities		$30,795

Finance Leases:
ROU assets, at cost	Property, plant, and equipment, at cost	$3,288
ROU assets accumulated amortization	Less: accumulated depreciation and amortization	(1,219)
ROU assets, net	Property, plant, and equipment, net	$2,069

Short-term obligations	Current maturities of long-term obligations	$978
Long-term obligations	Long-term obligations	943
Total finance lease liabilities		$1,921

Weighted Average Remaining Lease Term:
Operating leases		10.6 years
Finance leases		2.2 years

Weighted Average Discount Rate:
Operating leases		3.94%
Finance leases		4.13%

As of March 30, 2019, future lease payments for lease liabilities are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
2019	$4,038	$803
2020	4,876	806
2021	4,079	347
2022	3,416	37
2023	3,065	14
Thereafter	18,657	—
Total Future Lease Payments	38,131	2,007
Less: Imputed Interest	(7,336)	(86)
Present Value of Lease Payments	$30,795	$1,921

As of March 30, 2019, the Company has no significant operating and finance leases that had not yet commenced.

As previously disclosed in the Company's 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for noncancelable operating leases were as follows:

(In thousands)	December 29, 2018
2019	$4,507
2020	3,275
2021	2,230
2022	1,579
2023	987
Thereafter	1,713
Total Future Minimum Lease Payments	$14,291

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 29, 2018	$(34,804)	$(4,375)	$(197)	$(39,376)
Other comprehensive (loss) income before reclassifications	(432)	9	(222)	(645)
Reclassifications from AOCI	—	12	(15)	(3)
Net current period other comprehensive (loss) income	(432)	21	(237)	(648)
Balance at March 30, 2019	$(35,236)	$(4,354)	$(434)	$(40,024)

Amounts reclassified from AOCI are as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018	Statement of Income Line Item
Retirement Benefit Plans (a)
Amortization of net actuarial loss	$(16)	$(185)	Other expense, net
Amortization of prior service cost	—	(24)	Other expense, net
Total expense before income taxes	(16)	(209)
Income tax benefit	4	52	Provision for income taxes
	(12)	(157)
Cash Flow Hedges (b)
Interest rate swap agreements	20	(5)	Interest expense
Total income (expense) before income taxes	20	(5)
Income tax (provision) benefit	(5)	1	Provision for income taxes
	15	(4)
Total Reclassifications	$3	$(161)

(a)	Included in the computation of net periodic benefit cost. See Note 7 for additional information.

(b)	See Note 10 for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives

The Company uses derivative instruments primarily to reduce its exposure to changes in currency exchange rates and interest rates. When the Company enters into a derivative contract, the Company makes a determination as to whether the transaction is deemed to be a hedge for accounting purposes. If a derivative contract is deemed a hedge, the Company formally documents the relationship between the derivative instrument and the risk being hedged. In this documentation, the Company specifically identifies the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluates whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, the Company does not use hedge accounting for the derivative. The changes in the fair value of a derivative not deemed to be a hedge are recorded currently in earnings. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

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

Interest Rate Swap Agreements
In 2018, the Company entered into an interest rate swap agreement (2018 Swap Agreement) which has a $15,000,000 notional value and expires on June 30, 2023. In 2015, the Company also entered into an interest rate swap agreement (2015 Swap Agreement) which has a $10,000,000 notional value and expires on March 27, 2020. The swap agreements hedge the Company’s exposure to movements in the three-month LIBOR rate on U.S. dollar-denominated debt. On a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.15% plus an applicable margin as defined in the Credit Agreement on the 2018 Swap Agreement and 1.50% plus an applicable margin as defined in the Credit Agreement on the 2015 Swap Agreement. The 2018 Swap Agreement is subject to a zero percent floor on the three-month LIBOR rate. The interest rate swap agreements are designated as cash flow hedges and, accordingly, unrecognized gains and losses are recorded to AOCI, net of tax. Management believes that any credit risk associated with the interest rate swap agreements is remote based on the Company's financial position and the creditworthiness of the financial institution that issued those agreements.

The counterparty to the interest rate swap agreements could demand an early termination of those agreements if the Company were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and if the Company were to be unable to cure the default (See Note 5). The fair values of the interest rate swap agreements represent the estimated amounts that the Company would receive from or pay to the counterparty in the event of early termination.

Forward Currency-Exchange Contracts
The Company uses forward currency-exchange contracts primarily to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result primarily from portions of the Company's operations and assets and liabilities that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets and liabilities. The Company manages its level of exposure to the risk of currency-exchange fluctuations by hedging a portion of its anticipated currency exposures, using forward currency-exchange contracts that typically have maturities of twelve months or less.

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges and unrecognized gains and losses are recorded to AOCI, net of tax. For forward currency-exchange contracts that are designated as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item are recognized currently in earnings. The fair values of forward currency-exchange contracts that are not designated as hedges are recorded currently in earnings. The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income losses of $37,000 in the first three months of 2019 and gains of $13,000 in the first three months of 2018 associated with forward currency-exchange contracts that were not designated as hedges. Management believes that any credit risk associated with forward currency-exchange contracts is remote based on the Company's financial position and the creditworthiness of the financial institutions issuing the contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

The following table summarizes the fair value of the Company's derivative instruments in the accompanying condensed consolidated balance sheet:

		March 30, 2019		December 29, 2018
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
2015 Swap Agreement	Other Long-Term Assets	$99	$10,000	$148	$10,000
Forward currency-exchange contract	Other Long-Term Assets	$—	$—	$11	$842
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(129)	$2,946	$(50)	$2,946
2018 Swap Agreement	Other Long-Term Liabilities	$(540)	$15,000	$(352)	$15,000
Forward currency-exchange contract	Other Long-Term Liabilities	$(15)	$842	$—	$—

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$9	$1,192
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(21)	$1,082	$(31)	$1,384

(a)	See Note 11 for the fair value measurements relating to these financial instruments.

(b)	The total 2019 notional amounts are indicative of the level of the Company's recurring derivative activity.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the three months ended March 30, 2019:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized Loss, Net of Tax, at December 29, 2018	$(170)	$(27)	$(197)
Gain reclassified to earnings (a)	(15)	—	(15)
Loss recognized in AOCI	(150)	(72)	(222)
Unrealized Loss, Net of Tax, at March 30, 2019	$(335)	$(99)	$(434)

(a) See Note 9 for the income statement classification.

As of March 30, 2019, the Company expects to reclassify losses of $87,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the interest rate swap agreements and the maturity dates of the forward currency-exchange contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
March 30, 2019
Assets:
Money market funds and time deposits	$9,124	$—	$—	$9,124
Banker's acceptance drafts (a)	$—	$7,772	$—	$7,772
2015 Swap Agreement	$—	$99	$—	$99

Liabilities:
2018 Swap Agreement	$—	$540	$—	$540
Forward currency-exchange contracts	$—	$165	$—	$165

December 29, 2018
Assets:
Money market funds and time deposits	$6,902	$—	$—	$6,902
Banker's acceptance drafts (a)	$—	$7,976	$—	$7,976
2015 Swap Agreement	$—	$148	$—	$148
Forward currency-exchange contracts	$—	$20	$—	$20

Liabilities:
2018 Swap Agreement	$—	$352	$—	$352
Forward currency-exchange contracts	$—	$81	$—	$81

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first three months of 2019. The Company's banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The carrying value and fair value of the Company's debt obligations, excluding lease obligations and other borrowings, are as follows:

	March 30, 2019		December 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$324,720	$324,720	$141,106	$141,106
Commercial real estate loan	20,213	20,711	20,475	20,575
Senior promissory notes	10,000	10,310	10,000	10,120
	$354,933	$355,741	$171,581	$171,801

The carrying value of the Company's revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust quarterly based on prevailing market rates. The fair values of the commercial real estate loan and senior promissory notes are primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period ends, which represent Level 2 measurements.

12.    Business Segment Information

The Company has combined its operating entities into three reportable operating segments, Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products, as described below:

•
Papermaking Systems Segment – The Company develops, manufactures, and markets a range of equipment and products for the global papermaking, paper recycling, recycling and waste management, and other process industries. The Company's Papermaking Systems segment consists of the following product lines: Stock-Preparation; Fluid-Handling; and Doctoring, Cleaning, & Filtration.

•
Wood Processing Systems Segment – The Company develops, manufactures, and markets stranders, debarkers, chippers, and logging machinery used in the harvesting and production of lumber and OSB. Through this segment, the Company also provides refurbishment and repair of pulping equipment for the pulp and paper industry.

•
Material Handling Systems Segment – The Company develops, manufactures, and markets material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper.

•
Fiber-based Products business – The Company manufactures and sells biodegradable, absorbent granules derived from papermaking by-products for use primarily as carriers for agricultural, home lawn and garden, and professional lawn, turf and ornamental applications, as well as for oil and grease absorption.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Business Segment Information (continued)

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2019	2018
Revenues:
Stock-Preparation	$52,048	$45,483
Fluid-Handling	32,754	32,886
Doctoring, Cleaning, & Filtration	28,390	27,222
Papermaking Systems	$113,192	$105,591
Wood Processing Systems	34,049	39,141
Material Handling Systems (a)	20,584	—
Fiber-based Products	3,491	4,461
	$171,316	$149,193

Income Before Provision for Income Taxes:
Papermaking Systems (b)	$18,509	$14,584
Wood Processing Systems (c)	7,270	7,363
Material Handling Systems (a, d)	(1,353)	—
Corporate and Fiber-based Products (e)	(5,851)	(5,283)
Total operating income	18,575	16,664
Interest expense, net (f)	(3,448)	(1,549)
Other expense, net (f)	(99)	(246)
	$15,028	$14,869

Capital Expenditures:
Papermaking Systems	$1,357	$4,649
Wood Processing Systems	551	376
Material Handling Systems (a)	38	—
Corporate and Fiber-based Products	222	126
	$2,168	$5,151

	March 30,	December 29,
(In thousands)	2019	2018
Total Assets:
Papermaking Systems	$479,312	$462,297
Wood Processing Systems	251,422	247,553
Material Handling Systems (a)	204,189	—
Corporate and Fiber-based Products (g)	23,317	15,899
	$958,240	$725,749

(a) Represents SMH, which was acquired on January 2, 2019 (see Note 2).
(b) Includes restructuring costs of $770,000 in the three-month period ended March 31, 2018 (see Note 13).
(c) Includes acquisition-related expenses of $252,000 in the three-month period ended March 31, 2018 for the amortization of acquired backlog.
(d) Includes $4,151,000 in the three-month period ended March 30, 2019 of acquisition-related expenses. Acquisition-related expenses include acquisition transaction costs and amortization expense associated with acquired profit in inventory and backlog.
(e) Corporate primarily includes general and administrative expenses.
(f) The Company does not allocate interest and other expense, net to its segments.
(g) Primarily includes Corporate and Fiber-based Products' cash and cash equivalents, tax assets, ROU assets, and property, plant, and equipment.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.    Restructuring Costs

In 2017, the Company constructed a 160,000 square foot manufacturing facility in the United States that integrated its U.S. and Swedish papermaking stock-preparation product lines into a single manufacturing facility to achieve economies of scale and greater efficiencies. As a result of the consolidation and integration of these facilities, the Company developed a restructuring plan totaling $1,920,000, including $148,000 associated with severance costs for the reduction of four employees in the United States and six employees in Sweden, $1,318,000 primarily for relocation costs of machinery, equipment and administrative offices, and $454,000 associated with employee retention costs, abandonment of excess facility and other closure costs in the Papermaking Systems segment. The Company does not expect to incur additional charges related to this restructuring plan.

As a result of this plan, the Company recorded restructuring charges of $770,000 in the first three months of 2018, including $563,000 for the relocation of machinery, equipment and administrative offices, and $207,000 associated with employee retention and facility closure costs.

14.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $6,005,000 at March 30, 2019 and $12,406,000 at December 29, 2018 of banker's acceptance drafts subject to recourse, which were transferred to vendors but had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

KADANT INC.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and the documents we incorporate by reference in this Report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not statements of historical fact, and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "seeks," "should," "likely," "will," "would," "may," "continue," "could," or similar expressions, we are making forward-looking statements.

When we use the terms “we,” “us,” “our,” and the “Company,” we mean Kadant Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (fiscal 2018), as filed with the Securities and Exchange Commission (SEC) and as may be further amended and/or restated in subsequent filings with the SEC.

Overview

Company Background
We are a global supplier of high-value, critical components and engineered systems used in process industries worldwide. In addition, we manufacture granules made from papermaking by-products. We have a diverse and large customer base, including most of the world's major paper, lumber and oriented strand board (OSB) manufacturers, and various mining companies across multiple industries. Our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries.

Our operations are comprised of three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. For additional information regarding our reportable segments, see Note 12, Business Segment Information, in the accompanying condensed consolidated financial statements.

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to actively pursue additional acquisition opportunities.

On January 2, 2019, we acquired, directly and indirectly, all the outstanding equity interests of Syntron Material Handling Group, LLC and certain of its affiliates (SMH) for approximately $176.9 million, net of cash acquired, which includes a post-closing adjustment of $1.6 million that we paid in April 2019. SMH, which comprises our new Material Handling Systems segment, is a leading provider of material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. This acquisition extends our current product portfolio, and we expect it will strengthen SMH's relationships in the pulp and paper markets. See Note 2, Acquisition, in the accompanying condensed consolidated financial statements for further details.

KADANT INC.

Overview (continued)

International Sales
Our sales to customers outside the United States, mainly in Europe, Canada and Asia, were approximately 54% of total revenue in the first three months of 2019 and 58% of total revenue in the first three months of 2018. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar.

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial position depends, and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC. There have been no material changes to these critical accounting policies since fiscal year-end 2018 that warrant disclosure.

Industry and Business Outlook
Our products are sold worldwide to process industries, and are primarily used to produce packaging, OSB, lumber, tissue, and, with the addition of our new material handling business, to handle bulk materials. Major markets for our products are as follows:
Packaging
Approximately 29% of our revenue in the first quarter of 2019 was from the sale of products that support packaging grades. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, usage levels of e-commerce, demand for food and beverage packaging, and greater urbanization in developing regions. The growth of e-commerce is expected to continue to increase demand for packaging grades used to make boxes. We have also extended our expertise in fluid handling to the corrugated packaging market in which boxes are produced and are experiencing growth in this market. For balers and related equipment, demand is generally driven by rising standards of living and population growth, shortage and costs of landfilling, increasing recycling rates, and environmental regulation.
Wood Processing
Approximately 20% of our revenue in the first quarter of 2019 was from sales to manufacturers in wood processing industries, including lumber mills, engineered wood panel producers, and sawmills, that use stranders, debarkers, and related equipment to prepare logs to be converted into OSB or lumber, and use harvesting equipment to cut, gather, and remove timber from forest plantations. Demand for OSB and lumber is primarily tied to new home construction and home remodeling. In addition, OSB is used in industrial applications such as crates and bed liners for shipping containers, as well as furniture. The majority of OSB and lumber demand is in North America, as houses built in North America are more often constructed of wood compared to other parts of the world.

KADANT INC.

Overview (continued)
Tissue and Other Paper
Approximately 15% of our revenue in the first quarter of 2019 was from the sale of products that support tissue and other paper grades. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. Growth rates in the developing world are expected to increase as per capita consumption of paper products increases with rising standards of living.
Material Handling
Approximately 12% of our revenue in the first quarter of 2019 was from sales of material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. We provide material handling and processing equipment such as idler rolls, conveyors, vibratory screens, and flow aids to allow for the transportation of bulk materials from source to point of processing. Demand for minerals is largely driven by industrial economic growth, while infrastructure expansions and modernization drive demand for aggregates, which include sand, gravel, and crushed stone.
Printing, Writing and Newsprint
Approximately 9% of our revenue in the first quarter of 2019 was related to products used to produce printing and writing paper grades as well as newsprint, the demand for which has been negatively affected by the development and increased use of digital media. We expect the decline in the use of printing and writing and newsprint paper grades to continue due to the use of digital media.
Other
Our remaining revenue was from sales to other process industries, which tend to grow with the overall economy. These industries include metals, food and beverage, chemical, petrochemical, and energy, among others.

Bookings
Our bookings increased 1% to $184 million in the first quarter of 2019 compared to the first quarter of 2018, including $24 million from an acquisition and an $8 million unfavorable effect from currency translation. Excluding the acquisition and the unfavorable effect of foreign currency translation, our bookings in the first quarter of 2019 decreased 8% compared with the first quarter of 2018 primarily due to reduced demand for our wood processing capital equipment in North America. Bookings for our capital equipment tend to be variable and are dependent on regional economic conditions and the level of capital spending by our customers, among other factors. By comparison, demand for our parts and consumables products tends to be more predictable. We believe our large installed base provides us with a relatively stable parts and consumables business that yields higher margins than our capital equipment business. Bookings for our parts and consumables products increased to $120 million in the first quarter of 2019, or 65% of total bookings, compared with $103 million, or 57% of total bookings, in the first quarter of 2018 due to the inclusion of $18 million in bookings from an acquisition. Excluding the impact of the acquisition and the effect of currency translation, our parts and consumables bookings increased 4%.

Bookings by geographic region are as follows:

North America
The largest and most impactful regional market for our products is North America. Our bookings in North America increased to $105 million in the first quarter of 2019, including $22 million of bookings from an acquisition and an unfavorable foreign currency translation effect of $1 million, from $93 million in the first quarter of 2018. The packaging market in North America has shown some signs of softening in the first quarter of 2019. Containerboard producers reduced operating rates to 91% in the first quarter of 2019 from 96% in the first quarter of 2018, reflecting lower demand from corrugated packaging plants.

We have experienced reduced capital project activity in our Wood Processing segment compared to the high levels that occurred in 2018, as many producers increased their capacity and modernized their facilities last year. For the month of March 2019, the U.S. Census Bureau reported that U.S. housing starts decreased 14% from the prior year to a seasonally-adjusted annual rate of 1.139 million, with affordability being noted by industry analysts as a major factor.

KADANT INC.

Overview (continued)

In the mining and aggregates markets, which are primarily served by our new Material Handling Systems segment, we are experiencing a strong level of project activity for our conveying products from our mining customers based on healthy industrial activity. We are also seeing solid demand in the aggregates market, which includes sand, gravel, and crushed stone, for our vibratory feeding and conveying products. In addition, industry analysts believe there is bipartisan support for an infrastructure bill which could create demand for aggregates and cement.

Europe
In the first quarter of 2019, European packaging producers have continued operating in a stable, slower-growth environment, due in part to political uncertainty and weak demand from reduced export activity, which negatively impacted Europe's overall industrial economy. Our bookings in Europe decreased to $45 million in the first quarter of 2019 compared with $50 million in the first quarter of 2018, including an unfavorable foreign currency translation effect of $4 million.

Asia
Our bookings in Asia were $24 million in the first quarter of 2019 compared with $25 million in the first quarter of 2018, including a $2 million increase resulting from an acquisition and an unfavorable foreign currency translation effect of $1 million. The market in Asia continues to undergo a fundamental shift, as the Chinese government has restricted imports of recovered paper effective January 1, 2018, and further announced that it may ban waste paper imports altogether by 2020. In response to such actions, Chinese containerboard producers have invested in pulping capacity in Southeast Asia, particularly in Malaysia, to process recovered paper with the intent to either ship linerboard to China or ship the pulp to paper and paperboard mills in China. This capacity build-out increased demand for our capital equipment outside of China over the last several quarters. We expect demand for capital equipment in China in 2019 to decrease compared to 2018 as a result of recent capacity additions and the continued recovered paper restrictions. Lower operating rates as a result of softer market conditions in China will also impact our parts and consumables business.

Rest of World
Our bookings in the rest of the world decreased to $10 million in the first quarter of 2019 compared with $14 million in the first quarter of 2018, including an unfavorable foreign currency translation effect of $1 million. South America continues to have a constrained investment environment as a result of geopolitical conditions which impacted our results in this region.

Global Trade
Within the last year, the United States began imposing tariffs on certain imports from China, which will increase the cost of some of the equipment that we import. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure how our customers and competitors will react to certain actions we take. For more information on risks associated with our global operations, including tariffs, please see the risk factors within Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K.

Results of Operations

First Quarter 2019 Compared With First Quarter 2018

Revenues
The following table presents changes in revenues by segment and product line between the first quarters of 2019 and 2018, and the changes in revenues by segment and product line between the first quarters of 2019 and 2018 excluding the effect of currency translation and an acquisition. Currency translation is calculated by converting first quarter of 2019 revenues in local currency into U.S. dollars at first quarter of 2018 exchange rates and then comparing this result with actual revenues in the first quarter of 2019. The presentation of the changes in revenues excluding the effect of currency translation and an acquisition is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

KADANT INC.

Results of Operations (continued)

Revenues for the first quarters of 2019 and 2018 were as follows:

	Three Months Ended				Currency Translation		(Non-GAAP) Adjusted
(In thousands, except percentages)	March 30, 2019	March 31, 2018	Total Increase (Decrease)	% Change		Acquisition	Total Increase (Decrease)	% Change
Stock-Preparation	$52,048	$45,483	$6,565	14%	$(2,564)	$—	$9,129	20%
Fluid-Handling	32,754	32,886	(132)	—	(1,339)	—	1,207	4%
Doctoring, Cleaning, & Filtration	28,390	27,222	1,168	4%	(1,130)	—	2,298	8%
Papermaking Systems	113,192	105,591	7,601	7%	(5,033)	—	12,634	12%
Wood Processing Systems	34,049	39,141	(5,092)	(13)%	(1,975)	—	(3,117)	(8)%
Material Handling Systems	20,584	—	20,584	—	—	20,584	—	—
Fiber-based Products	3,491	4,461	(970)	(22)%	—	—	(970)	(22)%
Consolidated Revenues	$171,316	$149,193	$22,123	15%	$(7,008)	$20,584	$8,547	6%

Consolidated revenues increased 15% in the first quarter of 2019 largely due to our acquisition, offset in part by an unfavorable effect of currency translation. Excluding the acquisition and the unfavorable effect of foreign currency translation, revenues increased 6% in the first quarter of 2019 compared to the first quarter of 2018.

Papermaking Systems Segment
Revenues in our Papermaking Systems segment increased 7% in the first quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, revenues in the Papermaking Systems segment increased 12% in the first quarter of 2019 compared to the first quarter of 2018, as explained in the product line discussions below.

Revenues from our Stock-Preparation product line increased 14% in the first quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Stock-Preparation revenues increased 20% in the first quarter of 2019 largely due to higher demand for our capital equipment at our European and North American operations, offset in part by weaker demand for our products at our Chinese operations. The increase at our European operations was primarily due to a large capital project. Demand for our stock-preparation products in North America has benefited from increased use of boxes in e-commerce, as well as a general strengthening of the economy. We expect lower revenues at our Chinese operations for the next two quarters compared to the corresponding prior year periods due to recovered paper restrictions and weaker market conditions.

Revenues from our Fluid-Handling product line decreased slightly in the first quarter of 2019 due to an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Fluid-Handling revenues increased 4% in the first quarter of 2019, largely due to increased demand for our capital products at our North American operations and for our parts and consumables products. This increase was offset in part by decreased demand for our capital products at our European operations.

Revenues from our Doctoring, Cleaning, & Filtration product line increased 4% in the first quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Doctoring, Cleaning, & Filtration revenues increased 8% in the first quarter of 2019 due to increased demand for our capital products and, to a lesser extent, our parts and consumables products at our North American operations.

KADANT INC.

Results of Operations (continued)

Wood Processing Systems Segment
Revenues from our Wood Processing Systems segment decreased 13% in the first quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, revenues from our Wood Processing Systems segment decreased 8% in the first quarter of 2019 due to decreased demand for our capital products at our North American operations, offset in part by increased demand for our parts and consumables products. There has been a reduction in capital spending in the first quarter of 2019 as many producers made significant improvements in 2018 to increase capacity and modernize their facilities.

Material Handling Systems Segment
Revenues from our Material Handling Systems segment in the first quarter of 2019 were from our SMH acquisition, of which 82% were parts and consumables revenues that consist of aftermarket, replacements and upgrades.

Fiber-based Products
Revenues from our Fiber-based Products business decreased 22% in the first quarter of 2019, primarily due to a delayed start to the agricultural season related to adverse weather conditions that prevailed in certain of our geographical markets, which lessened demand for our granules.

Gross Profit Margin
Gross profit margins for the first quarters of 2019 and 2018 were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Papermaking Systems	44.2%	45.6%
Wood Processing Systems	41.4%	39.5%
Material Handling Systems	22.5%	—
Fiber-based Products	50.3%	56.0%
Consolidated Gross Profit Margin	41.2%	44.3%

Papermaking Systems Segment
The gross profit margin in our Papermaking Systems segment decreased in the first quarter of 2019 due to a lower proportion of higher-margin parts and consumables revenues as a percentage of total revenues, as well as lower margins on our parts and consumables products.

Wood Processing Systems Segment
The gross profit margin in our Wood Processing Systems segment increased in the first quarter of 2019 primarily due to a larger proportion of higher-margin parts and consumables revenues as a percentage of total revenues, as capital product revenues have recently decreased at our North American operations.

Material Handling Systems Segment
The gross profit margin in our Material Handling Systems segment in the first quarter of 2019 was negatively affected by $2.3 million of amortization of acquired profit in inventory, which lowered its gross profit margin by 11.2 percentage points.

Fiber-based Products
The gross profit margin in our Fiber-based Products business decreased in the first quarter of 2019 primarily due to the combined impact of lower revenues and decreased manufacturing efficiencies that resulted from lower production volumes.

KADANT INC.

Results of Operations (continued)

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses for the first quarters of 2019 and 2018 were as follows:

	Three Months Ended
(In thousands, except percentages)	March 30, 2019	March 31, 2018	(Decrease) Increase	% Change
Papermaking Systems	$29,475	$30,756	$(1,281)	(4)%
Wood Processing Systems	6,339	7,299	(960)	(13)%
Material Handling Systems	5,982	—	5,982	—
Corporate and Fiber-based Products	7,523	7,721	(198)	(3)%
Consolidated SG&A	$49,319	$45,776	$3,543	8%

Consolidated SG&A as a Percentage of Revenues	28.8%	30.7%

Papermaking Systems Segment
SG&A expenses in our Papermaking Systems segment decreased in the first quarter of 2019 primarily due to a $1.4 million favorable effect of foreign currency translation.

Wood Processing Systems Segment
SG&A expenses in our Wood Processing Systems segment decreased in the first quarter of 2019 primarily due to a $0.4 million favorable effect of foreign currency translation and $0.3 million of amortization of acquired backlog that was recorded in the 2018 period.

Material Handling Systems Segment
SG&A expenses in our Material Handling Systems segment in the first quarter of 2019 included $1.0 million of amortization of acquired backlog and $0.8 million of acquisition-related costs.

Corporate and Other
SG&A expenses for Corporate and Other were relatively unchanged in the first quarter of 2019 compared with the first quarter of 2018.

Restructuring Costs
Restructuring costs in the first quarter of 2018 of $0.8 million related to the integration of our U.S. and Swedish Papermaking Stock-Preparation product lines into a single manufacturing facility to achieve economies of scale and greater efficiencies. This included $0.6 million of costs for the relocation of machinery, equipment and administrative offices and $0.2 million associated with employee retention and facility closure costs.

Interest Expense
Interest expense increased $1.8 million to $3.5 million in the first quarter of 2019 from $1.7 million in the first quarter of 2018 primarily due to interest expense on additional borrowings related to our SMH acquisition. We expect our quarterly interest expense for the remainder of 2019 to be higher than the corresponding prior year periods primarily due to a higher level of debt outstanding.

KADANT INC.

Results of Operations (continued)

Provision for Income Taxes
Our provision for income taxes increased to $4.0 million in the first quarter of 2019 from $3.9 million in the first quarter of 2018, and represented 26% of pre-tax income in both periods. The effective tax rate of 26% in the first quarter of 2019 was higher than our statutory tax rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 26% in the first quarter of 2018 was higher than our statutory tax rate of 21% primarily due to a true-up to the federal provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act, the U.S. tax cost of foreign operations, including the GILTI provisions of the 2017 Tax Act, and the distribution of our worldwide earnings. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the reversal of tax reserves associated with uncertain tax positions, and a favorable impact to state taxes primarily related to the true-up to the provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act.

Net Income
Net income increased $0.1 million to $11.1 million in the first quarter of 2019 from $11.0 million in the first quarter of 2018 due to a $1.9 million increase in operating income, offset in part by increased interest expense of $1.8 million and provision for income taxes of $0.1 million (see above for further details).

Recent Accounting Pronouncements
See Note 1, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for further details.

Liquidity and Capital Resources

Consolidated working capital was $152.2 million at March 30, 2019, compared with $123.8 million at December 29, 2018. Included in working capital were cash and cash equivalents of $56.5 million at March 30, 2019, compared with $45.8 million at December 29, 2018. At March 30, 2019, $51.5 million of cash and cash equivalents was held by our foreign subsidiaries.

Cash Flows

First Three Months of 2019
Our operating activities provided cash of $9.9 million in the first three months of 2019 primarily due to cash generated by our operating subsidiaries from product sales, which is largely represented within operating cash flows in net income, excluding non-cash charges for depreciation and amortization and stock-based compensation. Aside from cash generated from items which impacted net income, operating cash flows were also impacted by changes in working capital due to the timing of cash receipts and payments. Working capital used cash of $11.4 million in the first quarter of 2019. A reduction of $9.6 million in other current liabilities was primarily related to the payment of incentive compensation, which was partially offset by a $3.7 million increase in customer deposits. Both the $3.3 million increase in inventory and the $3.9 million increase in accounts payable were primarily associated with the expected shipment of capital orders later in 2019.

Our investing activities used cash of $177.2 million in the first three months of 2019, including $175.3 million for the SMH acquisition, net of cash acquired, and $2.2 million for purchases of property, plant, and equipment.

Our financing activities provided cash of $178.2 million in the first three months of 2019. We borrowed $189.0 million of U.S. dollar-denominated debt under our revolving credit facility primarily for our SMH acquisition, and used cash of $6.4 million for principal payments on our outstanding debt obligations, $2.6 million for tax withholding payments related to the vesting of employee stock-based compensation, and $2.4 million for cash dividends paid to stockholders.

KADANT INC.

Liquidity and Capital Resources (continued)

First Three Months of 2018
Our operating activities provided cash of $7.2 million in the first three months of 2018 primarily due to cash generated by our operating subsidiaries from product sales. This is largely represented within operating cash flows in net income, excluding non-cash charges for depreciation and amortization and stock-based compensation. Aside from cash generated from items which impacted net income, operating cash flows were also impacted by changes in working capital due to the timing of cash receipts and payments. Working capital used cash of $11.3 million in the first quarter of 2018, including $9.7 million of cash used to purchase inventory primarily associated with the shipment of stock-preparation capital orders later in 2018 and $6.3 million of cash used to settle other current liabilities that was primarily related to the payment of incentive compensation and taxes.

Our investing activities used cash of $5.1 million in the first three months of 2018 related to purchases of property, plant, and equipment, including $3.8 million for a manufacturing facility project in the United States.

Our financing activities used cash of $6.7 million in the first three months of 2018. Cash uses of $13.5 million for principal payments on our outstanding debt obligations, $3.6 million for tax withholding payments related to the vesting of employee stock-based compensation, and $2.3 million for cash dividends paid to stockholders were partially offset by U.S. dollar-denominated borrowings of $12.0 million under our revolving credit facility.

Additional Liquidity and Capital Resources
On May 16, 2018, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 16, 2018 to May 16, 2019. We have not repurchased any shares of our common stock under this authorization.

We paid cash dividends of $2.4 million in the first quarter of 2019. On March 5, 2019, we declared a quarterly cash dividend of $0.23 per share totaling $2.6 million that was paid on May 7, 2019. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.

As of March 30, 2019, we had cash and cash equivalents of $56.5 million, of which $51.5 million was held by our foreign subsidiaries. As of March 30, 2019, we had approximately $288.7 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $276.7 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments. In the first quarter, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely reinvested foreign earnings to the United States would be approximately $5.3 million.

We plan to make expenditures of approximately $10 to $12 million during the remainder of 2019 for property, plant, and equipment.

In the future, our liquidity position will be affected by the level of cash flows from operations, cash paid to service our debt obligations, acquisitions, capital projects, dividends, and stock repurchases. We believe that our existing resources, together with the borrowings available under our revolving credit facility and our Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement) and the cash we expect to generate from operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

Debt Obligations
Under our revolving credit facility, we have a borrowing capacity of $400 million, of which $75.3 million was available to borrow as of March 30, 2019, along with an additional uncommitted unsecured incremental borrowing facility of $150 million. In addition, under our Note Purchase Agreement, we may issue additional senior promissory notes up to $115 million. Under these agreements, our leverage ratio must be less than 4.0 for the next three fiscal quarters, and less than 3.75 thereafter. As of March 30, 2019, our consolidated leverage ratio was 2.33. See Note 5, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

KADANT INC.

Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments
There have been no significant changes to our contractual obligations and other commercial commitments other than as described below during the three months ended March 30, 2019, compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for fiscal year-end 2018.

In the first quarter of 2019, we incurred additional borrowings of $183.6 million under our revolving credit facility that matures on December 14, 2023. The interest rate on these borrowings is based on the LIBOR rate (with a zero percent floor), plus an applicable margin. The additional borrowings increased our leverage ratio resulting in a 25-basis-point increase in the applicable margin beginning in the second quarter of 2019.

In connection with the SMH acquisition, we recorded an additional $15.6 million of operating lease obligations, of which approximately $15.0 million relates to the lease of a building that expires in June 2034. Lease payments on the building are estimated to be approximately $1.3 million annually.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure at fiscal year-end 2018 as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2019. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1
Transition and Executive Chairman Agreement between the Registrant and Jonathan W. Painter dated February 13, 2019 (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 29, 2018 [File No. 011-11406] and incorporated in this document by reference).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of March 30, 2019 and December 29, 2018, (ii) Condensed Consolidated Statement of Income for the three-month periods ended March 30, 2019 and March 31, 2018, (iii) Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended March 30, 2019 and March 31, 2018, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 30, 2019 and March 31, 2018, (v) Condensed Consolidated Statement of Stockholders' Equity for the three-month periods ended March 30, 2019 and March 31, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: May 8, 2019	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)