Form 10-Q
period 2019-06-29
KADANT INC
filed 2019-08-07
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 001-11406
KADANT INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1762325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Technology Park Drive
Westford, Massachusetts 01886
(Address of principal executive offices, including zip code)
(978) 776-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	KAI	New York Stock Exchange
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

As of July 26, 2019, the registrant had 11,260,265 shares of Common Stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended June 29, 2019

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	June 29, 2019	December 29, 2018
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$57,049	$45,830
Restricted cash (Note 1)	1,089	287
Accounts receivable, less allowances of $2,810 and $2,897 (Note 1)	106,202	92,624
Inventories (Note 1)	109,788	86,373
Unbilled revenues	13,728	15,741
Other current assets	17,322	11,906
Total Current Assets	305,178	252,761

Property, Plant, and Equipment, at Cost	180,823	170,697
Less: accumulated depreciation and amortization	94,237	90,540
Property, Plant, and Equipment, at Cost, Net	86,586	80,157

Other Assets (Note 8)	47,446	21,310
Intangible Assets, Net (Notes 1 and 2)	186,390	113,347
Goodwill (Notes 1 and 2)	340,191	258,174
Total Assets	$965,791	$725,749

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 5)	$2,798	$1,668
Accounts payable	41,974	35,720
Customer deposits	31,789	26,987
Accrued payroll and employee benefits	28,023	30,902
Advanced billings	7,907	5,534
Other current liabilities	33,229	28,178
Total Current Liabilities	145,720	128,989

Long-Term Obligations (Note 5)	343,991	174,153
Long-Term Deferred Income Taxes	26,588	22,962
Other Long-Term Liabilities (Note 8)	48,932	25,074

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	103,767	104,731
Retained earnings	415,605	393,578
Treasury stock at cost, 3,369,304 and 3,514,163 shares	(82,562)	(86,111)
Accumulated other comprehensive items (Note 9)	(38,251)	(39,376)
Total Kadant Stockholders' Equity	398,705	372,968
Noncontrolling interest	1,855	1,603
Total Stockholders' Equity	400,560	374,571
Total Liabilities and Stockholders' Equity	$965,791	$725,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(In thousands, except per share amounts)

Revenues (Notes 1 and 12)	$177,165	$154,913	$348,481	$304,106

Costs and Operating Expenses:
Cost of revenues	102,794	86,749	203,595	169,863
Selling, general, and administrative expenses	48,467	45,132	97,786	90,908
Research and development expenses	2,762	2,728	5,383	5,597
Restructuring costs (Note 13)	—	569	—	1,339
	154,023	135,178	306,764	267,707

Operating Income	23,142	19,735	41,717	36,399

Interest Income	59	122	115	305
Interest Expense	(3,573)	(1,850)	(7,077)	(3,582)
Other Expense, Net (Note 7)	(99)	(245)	(198)	(491)

Income Before Provision for Income Taxes	19,529	17,762	34,557	32,631
Provision for Income Taxes (Note 4)	3,128	5,271	7,091	9,132
Net Income	16,401	12,491	27,466	23,499

Net Income Attributable to Noncontrolling Interest	(97)	(142)	(262)	(292)

Net Income Attributable to Kadant	$16,304	$12,349	$27,204	$23,207

Earnings per Share Attributable to Kadant (Note 3):
Basic	$1.46	$1.11	$2.44	$2.10
Diluted	$1.42	$1.08	$2.38	$2.04

Weighted Average Shares (Note 3):
Basic	11,194	11,092	11,164	11,067
Diluted	11,448	11,400	11,416	11,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(In thousands)

Net Income	$16,401	$12,491	$27,466	$23,499

Other Comprehensive Items:
Foreign currency translation adjustment	1,953	(15,776)	1,488	(10,440)
Pension and other post-retirement liability adjustments (net of tax provision of $2, $75, $10 and $109)	7	212	28	329
Deferred loss on cash flow hedges (net of tax benefit of $39, $55, $143 and $47)	(164)	(173)	(401)	(80)
Other Comprehensive Items	1,796	(15,737)	1,115	(10,191)
Comprehensive Income (Loss)	18,197	(3,246)	28,581	13,308
Comprehensive Income Attributable to Noncontrolling Interest	(120)	(46)	(252)	(239)
Comprehensive Income (Loss) Attributable to Kadant	$18,077	$(3,292)	$28,329	$13,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
(In thousands)

Operating Activities
Net income attributable to Kadant	$27,204	$23,207
Net income attributable to noncontrolling interest	262	292
Net income	27,466	23,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,541	11,943
Stock-based compensation expense	3,467	3,610
Right-of-use asset amortization	2,169	—
Provision for losses on accounts receivable	39	438
(Gain) loss on the sale of property, plant, and equipment	(189)	54
Other items, net	(1,318)	(869)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,855)	(974)
Unbilled revenues	2,131	2,228
Inventories	(9,326)	(14,238)
Other current assets	(3,417)	(2,781)
Accounts payable	3,419	4,039
Other current liabilities	(5,639)	8,622
Net cash provided by operating activities	32,488	35,571

Investing Activities
Acquisition, net of cash acquired (Note 2)	(176,855)	—
Purchases of property, plant, and equipment	(4,143)	(10,211)
Proceeds from sale of property, plant, and equipment	368	213
Net cash used in investing activities	(180,630)	(9,998)

Financing Activities
Proceeds from issuance of long-term obligations	191,000	16,000
Repayment of long-term obligations	(24,562)	(47,096)
Tax withholding payments related to stock-based compensation	(2,670)	(3,641)
Dividends paid	(5,014)	(4,756)
Proceeds from issuance of Company common stock	1,697	742
Payment of debt issuance costs	(52)	—
Net cash provided by (used in) financing activities	160,399	(38,751)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(236)	(2,516)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	12,021	(15,694)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	46,117	76,846
Cash, Cash Equivalents, and Restricted Cash at End of Period	$58,138	$61,152

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended June 29, 2019
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 30, 2019	14,624,159	$146	$102,780	$401,891	3,449,728	$(84,532)	$(40,024)	$1,735	$381,996
Net income	—	—	—	16,304	—	—	—	97	16,401
Dividend declared – Common Stock, $0.23 per share	—	—	—	(2,590)	—	—	—	—	(2,590)
Activity under stock plans	—	—	987	—	(80,424)	1,970	—	—	2,957
Other comprehensive items	—	—	—	—	—	—	1,773	23	1,796
Balance at June 29, 2019	14,624,159	$146	$103,767	$415,605	3,369,304	$(82,562)	$(38,251)	$1,855	$400,560

	Six Months Ended June 29, 2019
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 29, 2018	14,624,159	$146	$104,731	$393,578	3,514,163	$(86,111)	$(39,376)	$1,603	$374,571
Net income	—	—	—	27,204	—	—	—	262	27,466
Adoption of ASU No. 2016-02, Leases	—	—	—	(17)	—	—	—	—	(17)
Dividends declared – Common Stock, $0.46 per share	—	—	—	(5,160)	—	—	—	—	(5,160)
Activity under stock plans	—	—	(964)	—	(144,859)	3,549	—	—	2,585
Other comprehensive items	—	—	—	—	—	—	1,125	(10)	1,115
Balance at June 29, 2019	14,624,159	$146	$103,767	$415,605	3,369,304	$(82,562)	$(38,251)	$1,855	$400,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2018
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2018	14,624,159	$146	$99,828	$351,355	3,533,950	$(86,596)	$(21,212)	$1,706	$345,227
Net income	—	—	—	12,349	—	—	—	142	12,491
Dividend declared – Common Stock, $0.22 per share	—	—	—	(2,442)	—	—	—	—	(2,442)
Activity under stock plans	—	—	2,014	—	(5,400)	132	—	—	2,146
Other comprehensive items	—	—	—	—	—	—	(15,641)	(96)	(15,737)
Balance at June 30, 2018	14,624,159	$146	$101,842	$361,262	3,528,550	$(86,464)	$(36,853)	$1,752	$341,685

	Six Months Ended June 30, 2018
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 30, 2017	14,624,159	$146	$103,221	$342,893	3,613,838	$(88,554)	$(26,715)	$1,513	$332,504
Net income	—	—	—	23,207	—	—	—	292	23,499
Adoption of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	119	—	—	—	—	119
Adoption of ASU No. 2016-16, Income Taxes	—	—	—	(75)	—	—	—	—	(75)
Dividends declared – Common Stock, $0.44 per share	—	—	—	(4,882)	—	—	—	—	(4,882)
Activity under stock plans	—	—	(1,379)	—	(85,288)	2,090	—	—	711
Other comprehensive items	—	—	—	—	—	—	(10,138)	(53)	(10,191)
Balance at June 30, 2018	14,624,159	$146	$101,842	$361,262	3,528,550	$(86,464)	$(36,853)	$1,752	$341,685

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

The Company's operations include three reportable operating segments, Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products, which manufactures granules made from papermaking by-products. See Note 2 for information regarding the Company's most recent acquisition, which comprises its new Material Handling Systems segment.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at June 29, 2019 and its results of operations, comprehensive income (loss), and stockholders' equity for the three- and six-month periods ended June 29, 2019 and June 30, 2018, and its cash flows for the six-month periods ended June 29, 2019 and June 30, 2018. Interim results are not necessarily indicative of results for a full year or for any other interim period.

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

Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended June 29, 2019, except for the adoption of Accounting Standards Codification (ASC), Leases (Topic 842) (ASC 842). See Recently Adopted Accounting Pronouncements within this note and Note 8 for further details.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information
See Note 8 for supplemental cash flow information related to the Company's lease obligations.

	Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Cash Paid for Interest	$6,108	$4,268
Cash Paid for Income Taxes, Net of Refunds	$12,975	$14,808

Non-Cash Investing Activities:
Post-closing adjustment	$—	$237
Liabilities assumed of acquired business	$30,064	$—
Non-cash additions to property, plant, and equipment	$306	$1,033

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$3,743	$3,264
Dividends declared but unpaid	$2,590	$2,442

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	June 29, 2019	June 30, 2018	December 29, 2018	December 30, 2017
Cash and cash equivalents	$57,049	$60,177	$45,830	$75,425
Restricted cash	1,089	975	287	1,421
Total Cash, Cash Equivalents, and Restricted Cash	$58,138	$61,152	$46,117	$76,846

Banker's Acceptance Drafts included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $7,706,000 at June 29, 2019 and $7,976,000 at December 29, 2018, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Inventories
The components of inventories are as follows:

	June 29, 2019	December 29, 2018
(In thousands)
Raw Materials	$49,899	$44,522
Work in Process	21,800	15,876
Finished Goods	38,089	25,975
	$109,788	$86,373

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
June 29, 2019
Definite-Lived
Customer relationships	$171,583	$(45,001)	$(3,661)	$122,921
Product technology	57,501	(25,692)	(1,544)	30,265
Tradenames	5,227	(2,201)	(391)	2,635
Other	18,064	(12,998)	(580)	4,486
	252,375	(85,892)	(6,176)	160,307
Indefinite-Lived
Tradenames	26,100	—	(17)	26,083
Acquired Intangible Assets	$278,475	$(85,892)	$(6,193)	$186,390

December 29, 2018
Definite-Lived
Customer relationships	$113,283	$(38,160)	$(4,520)	$70,603
Product technology	46,501	(23,563)	(1,677)	21,261
Tradenames	5,227	(1,980)	(390)	2,857
Other	13,744	(11,476)	(127)	2,141
	178,755	(75,179)	(6,714)	96,862
Indefinite-Lived
Tradenames	16,600	—	(115)	16,485
Acquired Intangible Assets	$195,355	$(75,179)	$(6,829)	$113,347

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Papermaking Systems	Wood Processing Systems	Material Handling Systems	Total
Balance at December 29, 2018
Gross balance	$241,912	$101,771	$—	$343,683
Accumulated impairment losses	(85,509)	—	—	(85,509)
Net balance	156,403	101,771	—	258,174
2019 Adjustments
Acquisition (Note 2)	—	—	80,991	80,991
Currency translation	(394)	1,420	—	1,026
Total 2019 adjustments	(394)	1,420	80,991	82,017
Balance at June 29, 2019
Gross balance	241,518	103,191	80,991	425,700
Accumulated impairment losses	(85,509)	—	—	(85,509)
Net balance	$156,009	$103,191	$80,991	$340,191

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

The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Balance at Beginning of Year	$5,726	$5,498
Provision charged to expense	2,368	1,656
Usage	(1,755)	(881)
Acquisition	303	—
Currency translation	37	(192)
Balance at End of Period	$6,679	$6,081

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2019	2018	2019	2018
Point in time	$157,716	$145,998	$305,992	$288,003
Over time	19,449	8,915	42,489	16,103
	$177,165	$154,913	$348,481	$304,106

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

The following table presents the disaggregation of revenues by product type and geography:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2019	2018	2019	2018
Revenues by Product Type:
Parts and Consumables	$111,917	$94,857	$224,767	$190,842
Capital	65,248	60,056	123,714	113,264
	$177,165	$154,913	$348,481	$304,106
Revenues by Geography:
North America	$98,667	$75,375	199,543	152,991
Europe	43,813	45,032	82,798	86,525
Asia	23,696	25,502	40,774	45,650
Rest of World	10,989	9,004	25,366	18,940
	$177,165	$154,913	$348,481	$304,106

See Note 12, Business Segment Information, for further details on the disaggregation of revenues by segment and product line.

The following table presents balances from contracts with customers:

	June 29, 2019	December 29, 2018
(In thousands)
Accounts receivable	$106,202	$92,624
Contract assets	$13,728	$15,741
Contract liabilities	$41,239	$34,774

Contract assets represent unbilled revenues associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advanced payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer. The Company recognized revenue of $4,427,000 in the second quarter of 2019, $2,788,000 in the second quarter of 2018, $23,522,000 in the first six months of 2019 and $30,113,000 in the first six months of 2018 that was included in the contract liabilities balance at the beginning of 2019 and 2018 for the respective periods.

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

Recently Adopted Accounting Pronouncements
Leases (Topic 842). In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which requires a lessee to recognize a right-of-use (ROU) asset and a corresponding lease liability for operating leases, initially measured at the present value of the future lease payments, on its balance sheet. This ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The Company adopted this ASU as of the beginning of fiscal 2019 using the cumulative-effect adjustment method. As a result, prior period amounts were not restated and continue to be accounted for under Topic 840, Leases, which did not require the recognition of operating leases on the balance sheet and is not comparative. As permitted under ASC 842, the Company elected the package of practical expedients for expired or existing contracts, which does not require the reassessment of prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected practical expedients relating to its ongoing accounting, including a short-term lease recognition exemption allowing lessees not to recognize ROU assets and liabilities with a term of 12 months or less and an election not to separate lease and non-lease components for all leases except vehicle leases.

The adoption of this standard as of the beginning of fiscal 2019 resulted in increases of 2.3% to total assets and 4.8% to total liabilities and an immaterial decrease to retained earnings. In addition, the adoption of this ASU did not have a material impact on the Company’s condensed consolidated statements of income or cash flows. See Note 8, Leases, for required lease accounting disclosures.

Derivatives and Hedging (Topic 815), Targeted Improvements in Accounting for Hedging Activity. In August 2017, the FASB issued ASU No. 2017-12, which revises hedge accounting to better portray the economic results of an entity’s risk management activities, simplifies hedge accounting guidance, and improves disclosures of hedge accounting arrangements. The Company adopted this ASU on a prospective basis at the beginning of fiscal 2019. The adoption of this ASU did not have an impact on the Company's condensed consolidated financial statements.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisition

The Company’s acquisitions have been accounted for using the purchase method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, the Company’s acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition transaction costs are included in selling, general, and administrative expenses (SG&A) in the accompanying condensed consolidated statement of income as incurred. The Company recorded acquisition transaction costs of $843,000 in the first six months of 2019 relating to its recent acquisition described below.

On January 2, 2019, the Company acquired, directly and indirectly, all the outstanding equity interests of Syntron Material Handling Group, LLC and certain of its affiliates (SMH) pursuant to an equity purchase agreement, dated December 9, 2018, for approximately $176,855,000, net of cash acquired. The Company funded the acquisition through borrowings under its revolving credit facility.

SMH, which comprises the Company's new Material Handling Systems segment, has manufacturing operations in Mississippi, United States, and China. SMH is a leading provider of material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. The Company expects several synergies in connection with this acquisition, including expansion of product sales into new markets by leveraging SMH's existing presence, strengthening of SMH's relationships in the pulp and paper industry, and sourcing efficiencies. Goodwill from the SMH acquisition was $80,991,000, of which $58,000,000 is expected to be deductible for tax purposes over 15 years. In addition, intangible assets acquired were $83,120,000, of which $70,971,000 is expected to be deductible for tax purposes over 15 years. For the six months ended June 29, 2019, the Company recorded revenues of $40,781,000 and an operating loss of $865,000 for SMH from the date of acquisition, including amortization expense of $4,831,000 associated with acquired profit in inventory and backlog, and $843,000 of acquisition transaction costs.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed and the purchase price for SMH. In the quarter ended June 29, 2019, the Company made certain adjustments to the purchase price allocation based on revised valuation assumptions, including an adjustment of $5,980,000 to increase intangible assets and an adjustment of $443,000 to increase long-term deferred income taxes principally due to the tax impact of the increase in intangible assets, resulting in a $5,511,000 decrease in goodwill initially recorded. The effect of these measurement period adjustments would have resulted in an additional $540,000 in selling, general and administrative expenses and $147,000 in cost of revenues in the accompanying condensed consolidated statement of income in the first three months of 2019 if the adjustments to the provisional amounts were recognized as of the acquisition date. The final purchase accounting and purchase price allocation is substantially complete but remains subject to change as the Company continues to refine its valuation of certain acquired assets and the valuation of acquired intangibles.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisition (continued)

(In thousands)	Total
Net Assets Acquired:
Cash, Cash Equivalents, and Restricted Cash	$2,431
Accounts Receivable	10,268
Inventory	13,061
Other Current Assets	900
Property, Plant, and Equipment	7,522
Other Assets	11,057
Definite-Lived Intangible Assets
Customer relationships	58,300
Product technology	11,000
Other	4,320
Indefinite-Lived Intangible Assets
Tradenames	9,500
Goodwill	80,991
Total assets acquired	209,350

Accounts Payable	3,380
Customer Deposits	2,908
Other Current Liabilities	4,975
Long-Term Lease Liabilities	15,244
Long-Term Deferred Income Taxes	3,557
Total liabilities assumed	30,064
Net assets acquired	$179,286

Purchase Price:
Cash Paid to Seller Borrowed Under Revolving Credit Facility	$179,286

The weighted-average amortization period for definite-lived intangible assets is 14 years, including weighted-average amortization periods of 15 years for customer relationships, 14 years for product technology, and 8 years for other intangible assets.

Unaudited Supplemental Pro Forma Information
Had the acquisition of SMH been completed as of the beginning of 2018, the Company’s pro forma results of operations for the three- and six-month periods ended June 29, 2019 and June 28, 2018 would have been as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	$177,165	$176,252	$348,481	$346,784
Net Income Attributable to Kadant	$17,236	$11,119	$31,348	$19,594
Earnings per Share Attributable to Kadant:
Basic	$1.54	$1.00	$2.81	$1.77
Diluted	$1.51	$0.98	$2.75	$1.73

The historical consolidated financial information of the Company and SMH has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements, are expected to have a continuing impact on the Company, and are factually supportable.

Pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the business combination:

•	Pre-tax charge to SG&A expenses of $843,000 in the six months ended June 30, 2018 and reversal of $843,000 in the six months ended June 29, 2019, for acquisition transaction costs.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Acquisition (continued)

•
Estimated pre-tax charge to cost of revenues of $1,239,000 in the three months ended June 30, 2018 and $3,549,000 in the six months ended June 30, 2018 and reversal of $1,239,000 in the three months ended June 29, 2019 and $3,549,000 in the six months ended June 29, 2019, for the sale of inventory revalued at the date of acquisition.

•
Estimated pre-tax charge to SG&A expenses of $284,000 in the three months ended June 30, 2018 and $1,282,000 in the six months ended June 30, 2018 and reversal of $284,000 in the three months ended June 29, 2019 and $1,282,000 in the six months ended June 29, 2019, for intangible asset amortization related to acquired backlog.

•	Estimated tax effects related to the pro forma adjustments.

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that would have resulted had the acquisition of SMH occurred as of the beginning of 2018, or that may result in the future.

3.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
(In thousands, except per share amounts)
Amounts Attributable to Kadant:
Net Income	$16,304	$12,349	$27,204	$23,207

Basic Weighted Average Shares	11,194	11,092	11,164	11,067
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	254	308	252	304
Diluted Weighted Average Shares	11,448	11,400	11,416	11,371

Basic Earnings per Share	$1.46	$1.11	$2.44	$2.10

Diluted Earnings per Share	$1.42	$1.08	$2.38	$2.04

The dilutive effect of the outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 44,000 shares in the second quarter of 2019, 34,000 in the second quarter of 2018, 44,000 in the first six months of 2019 and 32,000 in the first six months of 2018 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

4.    Provision for Income Taxes

The provision for income taxes was $7,091,000 in the first six months of 2019 and $9,132,000 in the first six months of 2018. The effective tax rate of 21% in the first six months of 2019 was equal to the Company's statutory rate of 21%. Included in the Company’s effective tax rate of 21% was a net discrete tax benefit associated with foreign exchange losses and tax costs recognized upon the Company's planned repatriation of certain previously taxed foreign earnings and a tax benefit related to the net excess income tax benefits from stock-based compensation arrangements. These tax benefits were offset by increases in tax primarily related to nondeductible expenses, the distribution of the Company’s worldwide earnings, tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), and state taxes. The effective tax rate of 28% in the first six months of 2018 was higher than the Company's 2018 statutory tax rate of 21% primarily due to the GILTI provisions of the 2017 Tax Act, the distribution of the Company's worldwide earnings, and a change in estimate to the federal and state provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the reversal of tax reserves associated with uncertain tax positions, and a change in estimate for foreign income tax that the Company had previously accrued on certain distributed earnings.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.    Long-Term Obligations

Long-term obligations are as follows:

	June 29, 2019	December 29, 2018
(In thousands)
Revolving Credit Facility, due 2023	$310,354	$141,106
Commercial Real Estate Loan, due 2019 to 2028	19,950	20,475
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2019 to 2023	2,470	—
Other Borrowings, due 2019 to 2023	4,153	4,388
Unamortized Debt Issuance Costs	(138)	(148)
Total	346,789	175,821
Less: Current Maturities of Long-Term Obligations	(2,798)	(1,668)
Long-Term Obligations	$343,991	$174,153

See Note 11 for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
In 2018, the Company entered into a second amendment (Second Amendment) to its existing amended and restated five-year, unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended, the Credit Agreement). Pursuant to the Second Amendment, the Company has a borrowing capacity of $400,000,000, with an uncommitted unsecured incremental borrowing facility of $150,000,000 under its Credit Agreement, and a maturity date of December 14, 2023. Interest on borrowings outstanding accrues and generally is payable quarterly in arrears at one of the following rates selected by the Company: (i) the Base Rate, plus an applicable margin of 0% to 1.25%, or (ii) the LIBOR rate (with a zero percent floor), as defined, plus an applicable margin of 1% to 2.25%. The Base Rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, N.A., and (c) the thirty-day USD London Inter-Bank Offered Rate (LIBOR) rate, as defined, plus 0.50%. The applicable margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the Credit Agreement.

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

As of June 29, 2019, the outstanding balance under the Credit Agreement was $310,354,000, and included $35,288,000 of Canadian dollar-denominated borrowings and $16,066,000 of euro-denominated borrowings. As of June 29, 2019, the Company had $89,772,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.

See Note 10, Derivatives, under the heading Interest Rate Swap Agreements, for information relating to the swap agreements used to hedge the Company’s exposure to movements in the three-month LIBOR rate on its U.S. dollar-denominated debt borrowed under the Credit Agreement.

The weighted average interest rate for the outstanding balance under the Credit Agreement was 3.80% as of June 29, 2019.

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

The Real Estate Loan is secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, pursuant to the mortgage and security agreements dated July 6, 2018 (Mortgage and Security Agreements). The obligations of the Company under the Real Estate Loan may be accelerated upon the occurrence of an event of default under the Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of default for financings of this type. In addition, a default under the Credit Agreement or any successor credit facility would be an event of default under the Real Estate Loan. The effective interest rate for the Real Estate Loan, including amortization of debt issuance costs, was 4.60% as of June 29, 2019.

Senior Promissory Notes
In 2018, the Company entered into an uncommitted, unsecured Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement). Simultaneous with the execution of the Note Purchase Agreement, the Company issued senior promissory notes (Initial Notes) in an aggregate principal amount of $10,000,000, with a per annum interest rate of 4.90% payable semiannually, and a maturity date of December 14, 2028. The Company is required to prepay a portion of the principal of the Initial Notes beginning on December 14, 2023 and each year thereafter, and may optionally prepay the principal on the Initial Notes, together with any prepayment premium, at any time (in a minimum amount of $1,000,000, or the foreign currency equivalent thereof, if applicable) in accordance with the Note Purchase Agreement. The obligations of the Initial Notes may be accelerated upon an event of default as defined in the Note Purchase Agreement, which includes customary events of default under such financing arrangements.

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

Debt Compliance
As of June 29, 2019, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for its vehicles. See Note 8 for further information relating to the Company's finance leases.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $804,000 at June 29, 2019. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,513,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of June 29, 2019, $3,930,000 was outstanding under this obligation.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,914,000 in the second quarter of 2019, $2,146,000 in the second quarter of 2018, $3,467,000 in the first six months of 2019, and $3,610,000 in the first six months of 2018 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately-vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $8,187,000 at June 29, 2019, and will be recognized over a weighted average period of 1.8 years.

On May 16, 2019, the Company granted 7,432 RSUs in the aggregate to its incumbent non-employee directors with a grant date fair value of $656,000. Half of these RSUs vested on June 1, 2019 and the remaining RSUs will vest ratably on the last day of the third and fourth fiscal quarters of 2019.

7.    Retirement Benefit Plans

The Company includes the service cost of net periodic benefit cost in operating income and all other components are included in other expense, net in the accompanying condensed consolidated statement of income.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 29, 2019			Three Months Ended June 30, 2018
(In thousands, except percentages)	U.S. Pension	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$—	$43	$1	$175	$35	$53
Interest Cost	284	28	37	298	30	43
Expected Return on Plan Assets	(248)	(17)	(1)	(322)	(11)	(1)
Recognized Net Actuarial Loss	8	5	3	135	15	34
Amortization of Prior Service Cost	—	—	—	—	2	22
	$44	$59	$40	$286	$71	$151

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.10%	2.81%	4.44%	3.51%	3.80%	3.64%
Expected Long-Term Return on Plan Assets	4.10%	9.22%	9.22%	4.50%	7.43%	7.43%
Rate of Compensation Increase	—%	2.99%	5.57%	3.00%	3.69%	3.07%

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Retirement Benefit Plans (continued)

	Six Months Ended June 29, 2019			Six Months Ended June 30, 2018
(In thousands, except percentages)	U.S. Pension	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$—	$86	$2	$350	$71	$106
Interest Cost	567	57	75	596	60	86
Expected Return on Plan Assets	(497)	(34)	(2)	(644)	(22)	(2)
Recognized Net Actuarial Loss	16	10	6	270	31	68
Amortization of Prior Service Cost	—	—	—	—	4	44
	$86	$119	$81	$572	$144	$302

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	4.10%	2.81%	4.44%	3.51%	3.80%	3.64%
Expected Long-Term Return on Plan Assets	4.10%	9.22%	9.22%	4.50%	7.43%	7.43%
Rate of Compensation Increase	—%	2.99%	5.57%	3.00%	3.69%	3.07%

In 2018, the Company's board of directors and its compensation committee approved amendments to freeze and terminate the Company's U.S. pension plan (Retirement Plan) and its restoration plan (Restoration Plan) as of December 29, 2018. Procedures for plan settlement and distribution of the Retirement Plan assets will be initiated once the plan termination satisfies certain regulatory requirements, which is expected to occur in late 2019 or early 2020. At the settlement date, the Company will recognize a loss based on the difference between the unrecognized actuarial loss, unfunded benefit obligation, and any additional cash required to be paid. Participants in the Retirement Plan will have the option to receive either a lump sum payment or an annuity. Retirees will continue to receive payments pursuant to their current annuity elections. The Company will settle liabilities under the Restoration Plan by paying a lump sum to plan participants between twelve and twenty-four months following the termination date. The Company expects to settle the liabilities under the Restoration Plan in early 2020. The Company has included both the Retirement Plan liability of $1,055,000 and the Restoration Plan liability of $2,324,000 at June 29, 2019 in accrued payroll and employee benefits in the accompanying condensed consolidated balance sheet. The Company does not plan to make any material cash contributions to its other pension and post-retirement plans in 2019.

8.     Leases

Under ASC 842, Leases, the Company determines if an arrangement is a lease obligation at inception of the contract. The Company enters into operating and finance lease commitments primarily for its manufacturing and office space, vehicles, and equipment leases that expire on various dates over the next 15 years, some of which include one or more options to extend the lease for up to 5 years. In addition, the Company leases land associated with certain of its buildings in Canada and China, under long-term leases expiring on various dates ranging from 2032 to 2062, one of which includes an assumed option to extend the lease for up to 10 years.

The Company's operating lease ROU assets and corresponding lease liabilities with contract terms greater than 12 months are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. In determining the present value of future lease payments, the Company utilizes either the rate implicit in the lease if that rate is readily determinable or the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease. In addition, the calculation may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company recognizes its operating lease expense for lease payments on a straight-line basis over the lease term. Variable lease costs are not included in fixed lease payments and, as a result, are excluded from the measurement of the ROU assets and lease liabilities. The Company expenses all variable lease costs as incurred, which were not material for the six months ended June 29, 2019.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Leases (continued)

The Company's lease agreements often contain lease and non-lease components. For real estate and equipment leases, the Company accounts for the lease and non-lease components as a single lease component. For vehicle leases, the Company does not combine lease and non-lease components.

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 29, 2019	June 29, 2019
Operating Lease Cost	$1,381	$2,751

Short-Term Lease Cost	179	364

Finance Lease Cost:
ROU asset amortization	305	598
Interest on lease liabilities	25	44
Total Finance Lease Cost	330	642

Total Lease Costs	$1,890	$3,757

Supplemental cash flow information related to leases is as follows:

Six Months Ended
(In thousands)	June 29, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows from operating leases	$2,789
Operating cash flows from finance leases	$44
Financing cash flows from finance leases	$564

ROU Assets Obtained in Exchange for Lease Obligations (a):
Operating leases	$27,428
Finance leases	$3,050

(a)
Includes additions related to the transition adjustment for the adoption of ASC 842. The post-adoption additions of operating leases were $12,110,000, of which $10,994,000 related to ROU assets obtained as part of our acquisition of SMH. The post-adoption additions of finance leases were $1,699,000, of which $528,000 related to ROU assets obtained as part of our acquisition of SMH.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Leases (continued)

Supplemental balance sheet information related to leases is as follows:

(In thousands, except lease term and discount rate)	Balance Sheet Line Item	June 29, 2019
Operating Leases:
ROU assets	Other assets	$28,565

Short-term liabilities	Other current liabilities	$4,183
Long-term liabilities	Other long-term liabilities	25,866
Total operating lease liabilities		$30,049

Finance Leases:
ROU assets, at cost	Property, plant, and equipment, at cost	$3,886
ROU assets accumulated amortization	Less: accumulated depreciation and amortization	(1,329)
ROU assets, net	Property, plant, and equipment, net	$2,557

Short-term obligations	Current maturities of long-term obligations	$1,149
Long-term obligations	Long-term obligations	1,321
Total finance lease liabilities		$2,470

Weighted Average Remaining Lease Term:
Operating leases		10.5
Finance leases		2.4

Weighted Average Discount Rate:
Operating leases		3.95%
Finance leases		4.18%

As of June 29, 2019, future lease payments for lease liabilities are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
2019	$2,732	$651
2020	4,979	1,089
2021	4,178	641
2022	3,464	171
2023	3,081	43
Thereafter	18,681	—
Total Future Lease Payments	37,115	2,595
Less: Imputed Interest	(7,066)	(125)
Present Value of Lease Payments	$30,049	$2,470

As of June 29, 2019, the Company had no significant operating and finance leases that had not yet commenced.

As previously disclosed in the Company's 2018 Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and under the previous lease accounting standard, future minimum lease payments for noncancelable operating leases were as follows:

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

Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 29, 2018	$(34,804)	$(4,375)	$(197)	$(39,376)
Other comprehensive income (loss) before reclassifications	1,498	4	(470)	1,032
Reclassifications from AOCI	—	24	69	93
Net current period other comprehensive income (loss)	1,498	28	(401)	1,125
Balance at June 29, 2019	$(33,306)	$(4,347)	$(598)	$(38,251)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Statement of Income Line Item
Retirement Benefit Plans (a)
Amortization of net actuarial loss	$(16)	$(184)	$(32)	$(369)	Other expense, net
Amortization of prior service cost	—	(24)	—	(48)	Other expense, net
Total expense before income taxes	(16)	(208)	(32)	(417)
Income tax benefit	4	51	8	103	Provision for income taxes
	(12)	(157)	(24)	(314)
Cash Flow Hedges (b)
Interest rate swap agreements	7	(17)	27	(22)	Interest expense
Forward currency-exchange contracts	(129)	24	(129)	24	Cost of revenues
Total (expense) income before income taxes	(122)	7	(102)	2
Income tax benefit (provision)	38	(2)	33	(1)	Provision for income taxes
	(84)	5	(69)	1
Total Reclassifications	$(96)	$(152)	$(93)	$(313)

(a)	Included in the computation of net periodic benefit cost. See Note 7 for additional information.

(b)	See Note 10 for additional information.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives

The Company uses derivative instruments primarily to reduce its exposure to changes in currency exchange rates and interest rates. At the inception of a derivative contract, the Company determines whether the transaction is deemed a hedge. If deemed a hedge, the Company documents the relationship between the derivative instrument and the risk being hedged. In this documentation, the Company identifies the hedged item and evaluates whether the derivative instrument is expected to reduce the risks associated with such item in order to qualify for hedge accounting. The Company believes that any credit risk associated with its derivative instruments is remote based on the creditworthiness of the financial institutions issuing those agreements. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.

Interest Rate Swap Agreements
In 2018, the Company entered into an interest rate swap agreement (2018 Swap Agreement) which has a $15,000,000 notional value and expires on June 30, 2023. In 2015, the Company also entered into an interest rate swap agreement (2015 Swap Agreement) which has a $10,000,000 notional value and expires on March 27, 2020. The swap agreements hedge the Company’s exposure to movements in the three-month LIBOR rate on U.S. dollar-denominated debt. On a quarterly basis, the Company receives a three-month LIBOR rate and pays a fixed rate of interest of 3.15% plus an applicable margin as defined in the Credit Agreement on the 2018 Swap Agreement and 1.50% plus an applicable margin as defined in the Credit Agreement on the 2015 Swap Agreement. The 2018 Swap Agreement is subject to a zero percent floor on the three-month LIBOR rate. The interest rate swap agreements are designated as cash flow hedges and the Company has structured its interest rate swap agreements to be 100% effective. The fair values of the interest rate swap agreements represent the estimated amounts the Company would receive from or pay to the counterparty in the event of early termination. Unrealized gains and losses related to the fair values of the swap agreements are recorded to AOCI, net of tax.

The counterparty to the interest rate swap agreements could demand an early termination of those agreements if the Company were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and if the Company were to be unable to cure the default (See Note 5).

Forward Currency-Exchange Contracts
The Company uses forward currency-exchange contracts that typically have maturities of twelve months or less to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result from assets and liabilities that are denominated in currencies other than functional currencies.

Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges and unrecognized gains and losses are recorded to AOCI, net of tax. Deferred gains and losses are recognized in the statement of income in the period in which the underlying transaction occurs. The fair values of forward currency-exchange contracts that are designated as fair value hedges and forward currency-exchange contracts that are not designated as hedges are recognized currently in earnings.

The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income gains of $5,000 in the second quarter of 2019, gains of $14,000 in the second quarter of 2018, losses of $32,000 in the first six months of 2019, and gains of $27,000 in the first six months of 2018 associated with forward currency-exchange contracts that were not designated as hedges.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

The following table summarizes the fair value of the Company's derivative instruments in the accompanying condensed consolidated balance sheet:

		June 29, 2019		December 29, 2018
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
2015 Swap Agreement	Other Current Assets	$42	$10,000	$—	$—
2015 Swap Agreement	Other Long-Term Assets	$—	$—	$148	$10,000
Forward currency-exchange contract	Other Current Assets	$11	$1,134	$—	$—
Forward currency-exchange contract	Other Long-Term Assets	$—	$—	$11	$842
Derivatives in a Liability Position:
Forward currency-exchange contract	Other Current Liabilities	$(13)	$842	$(50)	$2,946
2018 Swap Agreement	Other Long-Term Liabilities	$(829)	$15,000	$(352)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$39	$9	$1,192
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(19)	$1,190	$(31)	$1,384

(a) See Note 11 for the fair value measurements relating to these financial instruments.
(b) The total 2019 notional amounts are indicative of the level of the Company's recurring derivative activity.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the six months ended June 29, 2019:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized Loss, Net of Tax, at December 29, 2018	$(170)	$(27)	$(197)
(Gain) loss reclassified to earnings (a)	(20)	89	69
Loss recognized in AOCI	(407)	(63)	(470)
Unrealized Loss, Net of Tax, at June 29, 2019	$(597)	$(1)	$(598)

(a) See Note 9 for the income statement classification.

As of June 29, 2019, the Company expects to reclassify losses of $102,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the interest rate swap agreements and the maturity dates of the forward currency-exchange contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
June 29, 2019
Assets:
Money market funds and time deposits	$5,006	$—	$—	$5,006
Banker's acceptance drafts (a)	$—	$7,706	$—	$7,706
2015 Swap Agreement	$—	$42	$—	$42
Forward currency-exchange contract	$—	$11	$—	$11

Liabilities:
2018 Swap Agreement	$—	$829	$—	$829
Forward currency-exchange contracts	$—	$32	$—	$32

December 29, 2018
Assets:
Money market funds and time deposits	$6,902	$—	$—	$6,902
Banker's acceptance drafts (a)	$—	$7,976	$—	$7,976
2015 Swap Agreement	$—	$148	$—	$148
Forward currency-exchange contracts	$—	$20	$—	$20

Liabilities:
2018 Swap Agreement	$—	$352	$—	$352
Forward currency-exchange contracts	$—	$81	$—	$81

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2019. The Company's banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The carrying value and fair value of the Company's debt obligations, excluding lease obligations and other borrowings, are as follows:

	June 29, 2019		December 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$310,354	$310,354	$141,106	$141,106
Commercial real estate loan	19,950	20,942	20,475	20,575
Senior promissory notes	10,000	10,617	10,000	10,120
	$340,304	$341,913	$171,581	$171,801

The carrying value of the Company's revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust frequently, based on prevailing market rates. The fair values of the commercial real estate loan and senior promissory notes are primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period ends, which represent Level 2 measurements.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Business Segment Information (continued)

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2019	2018	2019	2018
Revenues:
Stock-Preparation	$50,817	$56,376	$102,865	$101,859
Fluid-Handling	34,713	32,531	67,467	65,417
Doctoring, Cleaning, & Filtration	30,560	29,543	58,950	56,765
Papermaking Systems	$116,090	$118,450	$229,282	$224,041
Wood Processing Systems	37,869	33,152	71,918	72,293
Material Handling Systems (a)	20,197	—	40,781	—
Fiber-based Products	3,009	3,311	6,500	7,772
	$177,165	$154,913	$348,481	$304,106

Income Before Provision for Income Taxes:
Papermaking Systems (b)	$20,061	$20,899	$38,570	$35,483
Wood Processing Systems (c)	8,801	5,313	16,071	12,676
Material Handling Systems (a, d)	488	—	(865)	—
Corporate and Fiber-based Products (e)	(6,208)	(6,477)	(12,059)	(11,760)
Total operating income	23,142	19,735	41,717	36,399
Interest expense, net (f)	(3,514)	(1,728)	(6,962)	(3,277)
Other expense, net (f)	(99)	(245)	(198)	(491)
	$19,529	$17,762	$34,557	$32,631

Capital Expenditures:
Papermaking Systems	$1,157	$3,840	$2,514	$8,489
Wood Processing Systems	428	1,184	979	1,560
Material Handling Systems (a)	342	—	380	—
Corporate and Fiber-based Products	48	36	270	162
	$1,975	$5,060	$4,143	$10,211

			June 29,	December 29,
(In thousands)			2019	2018
Total Assets:
Papermaking Systems			$487,865	$462,297
Wood Processing Systems			253,758	247,553
Material Handling Systems (a)			201,557	—
Corporate and Fiber-based Products (g)			22,611	15,899
			$965,791	$725,749

(a) Represents SMH, which was acquired on January 2, 2019 (see Note 2).
(b) Includes restructuring costs of $569,000 in the three-month period ended June 30, 2018 and $1,339,000 in the six-month period ended June 30, 2018 (see Note 13).
(c) Includes acquisition-related expenses of $252,000 in the six-month period ended June 30, 2018 for the amortization of acquired backlog.
(d) Includes $1,523,000 in the three-month period ended June 29, 2019 and $5,674,000 in the six-month period ended June 29, 2019 of acquisition-related expenses. Acquisition-related expenses include acquisition transaction costs and amortization expense associated with acquired profit in inventory and backlog.
(e) Corporate primarily includes general and administrative expenses.
(f) The Company does not allocate interest and other expense, net to its segments.
(g) Primarily includes Corporate and Fiber-based Products' cash and cash equivalents, tax assets, ROU assets, and property, plant, and equipment.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.    Restructuring Costs

In 2017, the Company constructed a 160,000 square foot manufacturing facility in the United States that integrated its U.S. and Swedish papermaking stock-preparation product lines into a single manufacturing facility to achieve economies of scale and greater efficiencies. As a result of the consolidation and integration of these facilities, the Company developed a restructuring plan totaling $1,920,000, including $148,000 associated with severance costs for the reduction of four employees in the United States and six employees in Sweden, $1,318,000 primarily for relocation costs of machinery, equipment and administrative offices, and $454,000 associated with employee retention costs, abandonment of excess facility and other closure costs. The Company does not expect to incur additional charges related to this restructuring plan.

As a result of this plan, the Company recorded restructuring charges in its Papermaking Systems segment of $1,339,000 in the first six months of 2018, including $1,018,000 for the relocation of machinery, equipment and administrative offices, $376,000 associated with employee retention and facility closure costs, and a reversal of $55,000 of severance costs no longer required.

14.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $9,169,000 at June 29, 2019 and $12,406,000 at December 29, 2018 of banker's acceptance drafts subject to recourse, which were transferred to vendors but had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully the section captioned "Risk Factors" in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, as filed with the Securities and Exchange Commission (SEC) and as may be further amended and/or restated in subsequent filings with the SEC.

Overview

Company Background
We are a global supplier of high-value, critical components and engineered systems used in process industries worldwide. In addition, we manufacture granules made from papermaking by-products. We have a diverse and large customer base, including most of the world's major paper, lumber and oriented strand board (OSB) manufacturers, and various mining companies serving multiple industries. Our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries.

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

On January 2, 2019, we acquired, directly and indirectly, all the outstanding equity interests of Syntron Material Handling Group, LLC and certain of its affiliates (SMH) for approximately $176.9 million, net of cash acquired. SMH, which comprises our new Material Handling Systems segment, is a leading provider of material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. This acquisition has extended our current product portfolio, and we expect it will strengthen SMH's relationships in the pulp and paper markets. See Note 2, Acquisition, in the accompanying condensed consolidated financial statements for further details.

KADANT INC.

Overview (continued)

International Sales
Our sales to customers outside the United States, mainly in Europe, Asia, and Canada, were approximately 55% of total revenue in the first six months of 2019 and 61% of total revenue in the first six months of 2018. The decrease in the percentage of international sales in 2019 was primarily due to the acquisition of SMH, which predominantly sells to customers in the United States. We generally seek to charge our customers in the same currency in which our operating costs are incurred. However, our financial performance and competitive position can be affected by currency exchange rate fluctuations affecting the relationship between the U.S. dollar and foreign currencies. We seek to reduce our exposure to currency fluctuations through the use of forward currency exchange contracts. We may enter into forward contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar.

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

Critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial position depends, and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes to these critical accounting policies since the end of fiscal 2018 that warrant disclosure.

Industry and Business Outlook
Our products are sold worldwide to process industries, and are primarily used to produce packaging, OSB, lumber, tissue, and, with the addition of our new material handling business, to handle bulk materials. Major markets for our products are as follows:
Packaging
Approximately 29% of our revenue in the first six months of 2019 was from the sale of products that support packaging production. Consumption of packaging, which is primarily comprised of containerboard and boxboard, is driven by many factors, including regional economic conditions, consumer spending on non-durable goods, usage levels of e-commerce, demand for food and beverage packaging, and greater urbanization in developing regions. The growth of e-commerce is expected to continue to increase demand for packaging grades used to make boxes. We have also extended our expertise in fluid handling to the corrugated packaging market in which boxes are produced and have experienced growth in this market. For balers and related equipment, demand is generally driven by rising standards of living and population growth, shortage and costs of landfilling, increasing recycling rates, and environmental regulation.
Wood Processing
Approximately 21% of our revenue in the first six months of 2019 was from sales to manufacturers in wood processing industries, including lumber mills, engineered wood panel producers, and sawmills, that use stranders, debarkers, and related equipment to prepare logs to be converted into OSB or lumber, and use harvesting equipment to cut, gather, and remove timber from forest plantations. Demand for OSB and lumber is primarily tied to new home construction and home remodeling. In addition, OSB is used in industrial applications such as crates and bed liners for shipping containers, as well as furniture. The majority of OSB and lumber demand is in North America, as houses built in North America are more often constructed of wood compared to those in other parts of the world.

KADANT INC.

Overview (continued)
Tissue and Other Paper
Approximately 14% of our revenue in the first six months of 2019 was from the sale of products that support the manufacturing of tissue and other paper grades. Consumption of tissue is fairly stable and in the developed world tends to grow with the population. Growth rates in the developing world are expected to increase as per capita consumption of paper products increases with rising standards of living.
Material Handling
Approximately 12% of our revenue in the first six months of 2019 was from sales of material handling equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. We provide material handling and processing equipment such as idler rolls, conveyors, vibratory screens, and flow aids to allow for the transportation of bulk materials from source to point of processing. Demand for minerals is largely driven by industrial economic growth, while infrastructure expansions and modernization drive demand for aggregates, which include sand, gravel, and crushed stone.
Printing, Writing and Newsprint
Approximately 8% of our revenue in the first six months of 2019 was related to products used to produce printing and writing paper grades as well as newsprint, the demand for which has been negatively affected by the development and increased use of digital media. We expect the decline in the use of printing and writing and newsprint paper grades to continue due to the increased use of digital media.
Other
Our remaining revenue was from sales to other process industries, which tend to grow with the overall economy. These industries include metals, food and beverage, chemical, petrochemical, and energy, among others.

Bookings
Our bookings decreased 1% to $174 million in the second quarter of 2019 compared to the second quarter of 2018, including $22 million from an acquisition and a $6 million unfavorable effect from currency translation. Excluding the acquisition and unfavorable effect from currency translation, our bookings in the second quarter of 2019 decreased 10% compared with the second quarter of 2018 primarily due to reduced demand in China, offset in part by strong capital bookings in our Stock-Preparation product line in Europe.

Bookings for our capital equipment tend to be variable and are dependent on regional economic conditions and the level of capital spending by our customers, among other factors. By comparison, demand for our parts and consumables products tends to be more predictable. We believe our large installed base provides us with a relatively stable parts and consumables business that yields higher margins than our capital equipment business. Bookings for our parts and consumables products increased to $109 million in the second quarter of 2019, or 63% of total bookings, compared with $95 million, or 54% of total bookings, in the second quarter of 2018, including $16 million in bookings from an acquisition. Excluding the impact of the acquisition and a $3 million unfavorable effect from currency translation, our parts and consumables bookings increased 1%.

Bookings by geographic region are as follows:

North America
The largest and most impactful regional market for our products is North America. Our bookings in North America increased to $94 million in the second quarter of 2019, including $20 million of bookings from an acquisition and a $1 million unfavorable effect from currency translation, compared with $80 million in the second quarter of 2018. The packaging market in North America experienced weak demand during the second quarter of 2019, and as a result, major containerboard producers have taken significant market-related downtime. According to PPI Pulp & Paper Week, U.S. containerboard producers' operating rates dropped to 90% for the first six months of 2019, compared with 96% for the first six months of 2018.

KADANT INC.

Overview (continued)

We are experiencing reduced capital project activity in our Wood Processing segment compared to the high levels that occurred in 2018, as many producers increased their capacity and modernized their facilities last year. In the housing market, the U.S. Census Bureau reported that U.S. housing starts increased 6% in the month of June 2019 from the prior year, although residential building permits decreased by approximately the same percentage. Overall, the housing market continues to be challenged by high prices and low inventory despite the presence of a strong labor market and low borrowing costs. In addition, there were a number of saw mill closures in western Canada primarily due to the timber shortage associated with a widespread pine beetle infestation.

In our Material Handling Systems segment, which primarily serves the mining and aggregates markets, we experienced a good level of project activity during the first half of 2019 and expect that to continue in the second half of the year. While some markets in the segment are experiencing a slowdown, others such as construction and food are showing signs of increased demand.

Europe
European packaging producers are being challenged by downward price pressure, due in part to sluggish industrial activity in the Eurozone and reduced export activity that has negatively impacted Europe's overall industrial economy. Our bookings in Europe increased to $51 million in the second quarter of 2019 compared with $48 million in the second quarter of 2018, including a $3 million unfavorable effect from currency translation, primarily due to the booking of two large stock preparation systems during the quarter.

Asia
Our bookings in Asia were $19 million in the second quarter of 2019 compared with a record level of $37 million in the second quarter of 2018, including a $2 million increase from an acquisition and a $1 million unfavorable effect from currency translation. Project activity in China slowed in the second quarter of 2019. Uncertainties in trade relations with the United States and weaker domestic demand for packaging have negatively affected investment in new projects. In addition, containerboard producers have taken market-related downtime to limit excess inventory buildup and balance supply with demand. We expect demand for capital equipment in China in the remainder of 2019 to decrease compared to 2018 as a result of weak demand for packaging and fiber shortages associated with China's recovered paper import restrictions. We expect that lower operating rates at containerboard producers resulting from weaker market conditions in China will also impact our parts and consumables business, although we expect the recent capacity build-out in other parts of Asia to have a positive impact on demand for our parts and consumables in those countries after the related installations become operational later this year and throughout 2020.

Rest of World
Our bookings in the rest of the world decreased to $10 million in the second quarter of 2019 compared with $11 million in the second quarter of 2018, including a $1 million unfavorable effect from currency translation. South America continues to experience a constrained investment environment as a result of geopolitical conditions, which impacted our results in this region. However, Brazil has recently been showing some signs of an improving capital investment environment, with project activity increasing during the second quarter of 2019.

Global Trade
Within the last year, the United States has begun imposing tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure how our customers and competitors will react to certain actions we take. For more information on risks associated with our global operations, including tariffs, please see the risk factors within Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

KADANT INC.

Results of Operations

Second Quarter 2019 Compared With Second Quarter 2018

Revenues
The following table presents changes in revenues by segment and product line between the second quarters of 2019 and 2018, and the changes in revenues by segment and product line between the second quarters of 2019 and 2018 excluding the effect of currency translation and an acquisition. Currency translation is calculated by converting second quarter of 2019 revenues in local currency into U.S. dollars at second quarter of 2018 exchange rates and then comparing this result with actual revenues in the second quarter of 2019. The presentation of the changes in revenues excluding the effect of currency translation and an acquisition is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

Revenues for the second quarters of 2019 and 2018 were as follows:

	Three Months Ended				Currency Translation		(Non-GAAP) Adjusted
(In thousands, except percentages)	June 29, 2019	June 30, 2018	Total Increase (Decrease)	% Change		Acquisition	Total Increase (Decrease)	% Change
Stock-Preparation	$50,817	$56,376	$(5,559)	(10)%	$(2,083)	$—	$(3,476)	(6)%
Fluid-Handling	34,713	32,531	2,182	7%	(1,157)	—	3,339	10%
Doctoring, Cleaning, & Filtration	30,560	29,543	1,017	3%	(963)	—	1,980	7%
Papermaking Systems	116,090	118,450	(2,360)	(2)%	(4,203)	—	1,843	2%
Wood Processing Systems	37,869	33,152	4,717	14%	(1,511)	—	6,228	19%
Material Handling Systems	20,197	—	20,197	—%	—	20,197	—	—%
Fiber-based Products	3,009	3,311	(302)	(9)%	—	—	(302)	(9)%
Consolidated Revenues	$177,165	$154,913	$22,252	14%	$(5,714)	$20,197	$7,769	5%

Consolidated revenues increased 14% in the second quarter of 2019 largely due to our acquisition, offset in part by an unfavorable effect of currency translation. Excluding the acquisition and unfavorable effect of currency translation, revenues increased 5% in the second quarter of 2019 compared to the second quarter of 2018.

Papermaking Systems Segment
Revenues in our Papermaking Systems segment decreased 2% in the second quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, revenues in the Papermaking Systems segment increased 2% in the second quarter of 2019 compared to the second quarter of 2018, as explained in the product line discussions below.

Revenues from our Stock-Preparation product line decreased 10% in the second quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Stock-Preparation revenues decreased 6% in the second quarter of 2019 largely due to decreased demand for our products at our Chinese operations resulting from reduced project activity attributable to uncertainties in trade relations with the United States and weak market conditions. In addition, we experienced decreased demand for our capital equipment at our European operations primarily due to pricing pressures experienced by packaging producers and the general sluggishness of the European economy. These decreases were offset in part by increased demand for our capital products at our North American operations.

KADANT INC.

Results of Operations (continued)

Revenues from our Fluid-Handling product line increased 7% in the second quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Fluid-Handling revenues increased 10% in the second quarter of 2019 largely due to increased demand for our capital equipment and, to a lesser extent, for our parts and consumables products at our North American operations.

Revenues from our Doctoring, Cleaning, & Filtration product line increased 3% in the second quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Doctoring, Cleaning, & Filtration revenues increased 7% in the second quarter of 2019 largely due to increased demand for our products at our North American operations and, to a lesser extent, for our capital products at our Chinese operations. These increases were offset in part by decreased demand for our products at our European operations.

Wood Processing Systems Segment
Revenues from our Wood Processing Systems segment increased 14% in the second quarter of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, revenues from our Wood Processing Systems segment increased 19% in the second quarter of 2019 due to strong shipments of our parts and consumables products at our North American operations, as well as a higher level of capital equipment shipments at our European operations compared to the 2018 period, which had relatively low shipments of capital equipment.

Material Handling Systems Segment
Revenues from our Material Handling Systems segment in the second quarter of 2019 were from our SMH acquisition.

Fiber-based Products
Revenues from our Fiber-based Products business decreased 9% in the second quarter of 2019, primarily due to adverse weather conditions that led to widespread weakness in the agricultural industry.

Gross Profit Margin
Gross profit margins for the second quarters of 2019 and 2018 were as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
Papermaking Systems	44.1%	45.3%
Wood Processing Systems	42.6%	38.9%
Material Handling Systems	27.9%	—%
Fiber-based Products	47.5%	50.0%
Consolidated Gross Profit Margin	42.0%	44.0%

Consolidated gross profit margin decreased in the second quarter of 2019 largely due to the inclusion of the lower gross margin profile of the Material Handling Systems Segment, and the inclusion of $1.2 million of amortization of acquired profit in inventory, which lowered the consolidated gross profit margin by 0.7 percentage points.

Papermaking Systems Segment
The gross profit margin in our Papermaking Systems segment decreased in the second quarter of 2019 due to lower margins on our capital equipment.

Wood Processing Systems Segment
The gross profit margin in our Wood Processing Systems segment increased in the second quarter of 2019 primarily due to higher margins on our capital equipment.

KADANT INC.

Results of Operations (continued)

Material Handling Systems Segment
The gross profit margin in our Material Handling Systems segment in the second quarter of 2019 was negatively affected by $1.2 million of amortization of acquired profit in inventory, which lowered its gross profit margin by 6.1 percentage points.

Fiber-based Products
The gross profit margin in our Fiber-based Products business decreased in the second quarter of 2019 primarily due to the combined impact of lower revenues and decreased manufacturing efficiencies that resulted from lower production volumes.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses for the second quarters of 2019 and 2018 were as follows:

	Three Months Ended
(In thousands, except percentages)	June 29, 2019	June 30, 2018	Increase (Decrease)	% Change
Papermaking Systems	$28,990	$30,070	$(1,080)	(4)%
Wood Processing Systems	6,795	6,978	(183)	(3)%
Material Handling Systems	5,152	—	5,152	—%
Corporate and Fiber-based Products	7,530	8,084	(554)	(7)%
Consolidated SG&A	$48,467	$45,132	$3,335	7%

Consolidated SG&A as a Percentage of Revenues	27.4%	29.1%

Consolidated SG&A expenses increased 7% in the second quarter of 2019 largely due to our acquisition, offset in part by a favorable effect of currency translation. Excluding the acquisition and favorable effect of currency translation, SG&A expenses decreased 1% in the second quarter of 2019 compared to the second quarter of 2018.

Papermaking Systems Segment
SG&A expenses in our Papermaking Systems segment decreased in the second quarter of 2019 primarily due to a $1.2 million favorable effect of currency translation.

Wood Processing Systems Segment
SG&A expenses in our Wood Processing Systems segment decreased in the second quarter of 2019 primarily due to a $0.3 million favorable effect of currency translation.

Material Handling Systems Segment
SG&A expenses in our Material Handling Systems segment in the second quarter of 2019 included $0.3 million of amortization of acquired backlog.

Corporate and Fiber-based Products
SG&A expenses for Corporate and Fiber-based Products decreased in the second quarter of 2019 primarily due to lower incentive compensation expense and lower selling expense at our Fiber-based Products business.

Restructuring Costs
Restructuring costs in the second quarter of 2018 of $0.6 million related to the integration of our U.S. and Swedish papermaking stock-preparation product lines into a single manufacturing facility to achieve economies of scale and greater efficiencies.

KADANT INC.

Results of Operations (continued)

Interest Expense
Interest expense increased $1.7 million to $3.6 million in the second quarter of 2019 from $1.9 million in the second quarter of 2018 primarily due to interest expense on additional U.S.dollar-denominated borrowings related to our SMH acquisition. See Interest Expense in the Results of Operations for the first six months of 2019 compared with first six months of 2018 for further discussion.

Provision for Income Taxes
Our provision for income taxes decreased to $3.1 million in the second quarter of 2019 from $5.3 million in the second quarter of 2018. The effective tax rate of 16% in the second quarter of 2019 was lower than our statutory tax rate of 21% primarily due to a net discrete tax benefit of 6% of pretax income associated with foreign exchange losses and tax costs recognized upon our planned repatriation of certain previously taxed foreign earnings and a tax benefit related to the net excess income tax benefits from stock-based compensation arrangements. These tax benefits were offset in part by an increase in tax expense related to nondeductible expenses, tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), the distribution of our worldwide earnings, and unrecognized tax benefits. The effective tax rate of 30% in the second quarter of 2018 was higher than our statutory tax rate of 21% primarily due to the GILTI provisions of the 2017 Tax Act, the distribution of our worldwide earnings, and unrecognized tax benefits. This incremental tax expense was offset in part by a change in estimate for foreign income tax that we had previously accrued on certain distributed earnings.

Net Income
Net income increased $3.9 million to $16.4 million in the second quarter of 2019 from $12.5 million in the second quarter of 2018 due to a $3.4 million increase in operating income and a $2.1 million decrease in provision for income taxes, offset in part by increased interest expense of $1.7 million (see above for further details).

First Six Months 2019 Compared With First Six Months 2018

Revenues
The following table presents changes in revenues by segment and product line between the first six months of 2019 and 2018, and the changes in revenues by segment and product line between the first six months of 2019 and 2018 excluding the effect of currency translation and acquisitions. Currency translation is calculated by converting first six months of 2019 revenues in local currency into U.S. dollars at first six months of 2018 exchange rates and then comparing this result with actual revenues in the first six months of 2019. The presentation of the changes in revenues excluding the effect of currency translation and acquisitions is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measures.

KADANT INC.

Results of Operations (continued)

Revenues for the first six months of 2019 and 2018 are as follows:

	Six Months Ended				Currency Translation		(Non-GAAP) Adjusted
(In thousands, except percentages)	June 29, 2019	June 30, 2018	Total Increase (Decrease)	% Change		Acquisition	Total Increase (Decrease)	% Change
Stock-Preparation	$102,865	$101,859	$1,006	1%	$(4,647)	$—	$5,653	6%
Fluid-Handling	67,467	65,417	2,050	3%	(2,496)	—	4,546	7%
Doctoring, Cleaning, & Filtration	58,950	56,765	2,185	4%	(2,093)	—	4,278	8%
Papermaking Systems	229,282	224,041	5,241	2%	(9,236)	—	14,477	6%
Wood Processing Systems	71,918	72,293	(375)	(1)%	(3,486)	—	3,111	4%
Material Handling Systems	40,781	—	40,781	—%	—	40,781	—	—%
Fiber-based Products	6,500	7,772	(1,272)	(16)%	—	—	(1,272)	(16)%
Consolidated Revenues	$348,481	$304,106	$44,375	15%	$(12,722)	$40,781	$16,316	5%

Consolidated revenues increased 15% in the first six months of 2019 largely due to our acquisition, offset in part by an unfavorable effect of currency translation. Excluding the acquisition and unfavorable effect of currency translation, revenues increased 5% in the first six months of 2019 compared to the first six months of 2018.

Papermaking Systems Segment
Revenues in our Papermaking Systems segment increased 2% in the first six months of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, revenues in the Papermaking Systems segment increased 6% in the first six months of 2019 compared to the first six months of 2018, as explained in the product line discussions below.

Revenues from our Stock-Preparation product line increased 1% in the first six months of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Stock-Preparation revenues increased 6% in the first six months of 2019 largely due to increased demand for our capital equipment and, to a lesser extent, for our parts and consumables products at our North American and European operations. The increase in capital equipment at our European operations was due to a large project in the first quarter of 2019. These increases were offset in part by decreased demand for our products at our Chinese operations.

Revenues from our Fluid-Handling product line increased 3% in the first six months of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Fluid-Handling revenues increased 7% in the first six months of 2019, largely due to increased demand for our capital equipment at our North American operations and an increase in demand for our parts and consumables products across most geographic regions. This increase was offset in part by decreased demand for our capital equipment at our European operations.

Revenues from our Doctoring, Cleaning, & Filtration product line increased 4% in the first six months of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, Doctoring, Cleaning, & Filtration revenues increased 8% in the first six months of 2019 due to increased demand for our products at our North American operations and, to a lesser extent, for our capital products at our Chinese operations. These increases were partially offset by decreased demand for our products at our European operations.

Wood Processing Systems Segment
Revenues from our Wood Processing Systems segment decreased 1% in the first six months of 2019, including an unfavorable effect of currency translation. Excluding the unfavorable effect of currency translation, revenues from our Wood Processing Systems segment increased 4% in the first six months of 2019 due to increased demand for our parts and consumables products at our North American and European operations and for our capital equipment at our European

KADANT INC.

Results of Operations (continued)

operations. These increases were partially offset by decreased demand for our capital equipment at our North American operations due to a reduction in our customers' capital spending in the first six months of 2019, as many producers made significant improvements in 2018 to increase capacity and modernize their facilities.

Material Handling Systems Segment
Revenues from our Material Handling Systems segment in the first six months of 2019 were from our SMH acquisition.

Fiber-based Products
Revenues from our Fiber-based Products business decreased 16% in the first six months of 2019, primarily due to adverse weather conditions that led to widespread weakness in the agricultural industry.

Gross Profit Margin
Gross profit margins for the first six months of 2019 and 2018 were as follows:

	Six Months Ended
	June 29, 2019	June 30, 2018
Papermaking Systems	44.1%	45.4%
Wood Processing Systems	42.1%	39.2%
Material Handling Systems	25.2%	—%
Fiber-based Products	49.1%	53.5%
Consolidated Gross Profit Margin	41.6%	44.1%

Consolidated gross profit margin decreased in the first six months of 2019 largely due to the inclusion of the lower gross margin profile of the Material Handling Systems Segment, as well as to $3.5 million of amortization of acquired profit in inventory, which lowered the consolidated gross profit margin by 1.0 percentage point.

Papermaking Systems Segment
The gross profit margin in our Papermaking Systems segment decreased in the first six months of 2019 primarily due to lower margins on our capital equipment and, to a lesser extent, a decrease in the proportion of higher-margin parts and consumables revenues.

Wood Processing Systems Segment
The gross profit margin in our Wood Processing Systems segment increased in the first six months of 2019 primarily due to higher margins from our capital equipment.

Material Handling Systems Segment
The gross profit margin in our Material Handling Systems segment in the first six months of 2019 was negatively affected by $3.5 million of amortization of acquired profit in inventory, which lowered its gross profit margin by 8.7 percentage points.

Fiber-based Products
The gross profit margin in our Fiber-based Products business decreased in the first six months of 2019 primarily due to the combined impact of lower revenues and decreased manufacturing efficiencies that resulted from lower production volumes.

KADANT INC.

Results of Operations (continued)

Selling, General, and Administrative Expenses
SG&A expenses for the first six months of 2019 and 2018 were as follows:

	Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	Increase (Decrease)	% Change
Papermaking Systems	$58,465	$60,826	$(2,361)	(4)%
Wood Processing Systems	13,134	14,277	(1,143)	(8)%
Material Handling Systems	11,134	—	11,134	—%
Corporate and Fiber-based Products	15,053	15,805	(752)	(5)%
Consolidated SG&A	$97,786	$90,908	$6,878	8%

Consolidated SG&A as a Percentage of Revenues	28.1%	29.9%

Consolidated SG&A expenses increased 8% in the first six months of 2019 largely due to our acquisition, offset in part by a favorable effect of currency translation. Excluding the acquisition and favorable effect of currency translation, SG&A expenses decreased 1% in the first six months of 2019 compared to the first six months of 2018.

Papermaking Systems Segment
SG&A expenses in our Papermaking Systems segment decreased in the first six months of 2019, primarily due to a $2.5 million favorable effect from currency translation.

Wood Processing Systems Segment
SG&A expenses in our Wood Processing Systems segment decreased in the first six months of 2019 primarily due to a $0.8 million favorable effect from currency translation.

Corporate and Fiber-based Products
SG&A expenses for Corporate and Fiber-based Products decreased in the first six months of 2019 primarily due to lower selling expense, as well as lower incentive compensation expense and professional services fees.

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

Interest Expense
Interest expense increased $3.5 million to $7.1 million in the first six months of 2019 from $3.6 million in the first six months of 2018 primarily due to interest expense on additional U.S. dollar-denominated borrowings related to our SMH acquisition. Subsequent to the end of the second quarter of 2019, we repatriated $71.1 million of cash from our European operations, which was financed through an additional $56.2 million of euro-denominated borrowings under our revolving credit facility and from internally-generated cash. These funds were used to repay U.S.-dollar denominated borrowings outstanding under our revolving credit facility. As a result of the exchange of higher-interest-rate U.S.-dollar denominated debt for lower-interest-rate euro-denominated debt and our debt repayments, we expect lower interest expense in the second half of 2019.

Provision for Income Taxes
Our provision for income taxes decreased to $7.1 million in the first six months of 2019 from $9.1 million in the first six months of 2018. The effective tax rate of 21% in the first six months of 2019 was equal to our statutory tax rate. Included in our effective tax rate of 21% was a net discrete tax benefit of 3% of pretax income associated with foreign exchange losses and

KADANT INC.

Results of Operations (continued)

tax costs recognized upon our planned repatriation of certain previously taxed foreign earnings and a tax benefit related to the net excess income tax benefits from stock-based compensation arrangements. These tax benefits were offset by increases in tax primarily related to nondeductible expenses, the distribution of our worldwide earnings, tax expense associated with the GILTI provisions of the 2017 Tax Act, and state taxes. The effective tax rate of 28% in the first six months of 2018 was higher than our statutory tax rate of 21% primarily due to the GILTI provisions of the 2017 Tax Act, the distribution of our worldwide earnings, and a change in estimate to the federal and state provisional net income tax expense initially recorded in 2017 for the 2017 Tax Act. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, the reversal of tax reserves associated with uncertain tax positions, and a change in estimate for foreign income tax that we had previously accrued on certain distributed earnings.

Net Income
Net income increased $4.0 million to $27.5 million in the first six months of 2019 from $23.5 million in the first six months of 2018 primarily due to a $5.3 million increase in operating income and a $2.0 million decrease in provision for income taxes, offset in part by increased interest expense of $3.5 million (see discussions above for further details).

Recent Accounting Pronouncements
See Note 1, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for further details.

Liquidity and Capital Resources

Consolidated working capital was $159.5 million at June 29, 2019, compared with $123.8 million at December 29, 2018. Included in working capital were cash and cash equivalents of $57.0 million at June 29, 2019, compared with $45.8 million at December 29, 2018. At June 29, 2019, $56.2 million of cash and cash equivalents was held by our foreign subsidiaries. See further discussion in this section under Debt Obligations regarding our repatriation of cash subsequent to the end of the second quarter of 2019.

Cash Flows

First Six Months of 2019
Our operating activities provided cash of $32.5 million in the first six months of 2019 primarily due to cash generated by our operating subsidiaries from product sales, which is largely represented within operating cash flows in net income, excluding non-cash charges for depreciation and amortization and stock-based compensation. Aside from cash generated from items which impacted net income, operating cash flows were also impacted by changes in working capital due to the timing of cash receipts and payments. Working capital used cash of $15.7 million in the first six months of 2019, including $9.3 million for inventory primarily in our Wood Processing Systems segment. A reduction of $5.6 million in other current liabilities was primarily related to the payment of incentive compensation, which was partially offset by cash received from advanced billings and customer deposits.

Our investing activities used cash of $180.6 million in the first six months of 2019, including $176.9 million for the SMH acquisition, net of cash acquired, and $4.1 million for purchases of property, plant, and equipment.

Our financing activities provided cash of $160.4 million in the first six months of 2019. We borrowed $191.0 million of U.S. dollar-denominated debt under our revolving credit facility primarily for our SMH acquisition and received $1.7 million from issuances of our common stock in connection with stock option exercises and our employee stock purchase plan. These sources of cash were partially offset by cash used of $24.6 million for principal payments on our outstanding debt obligations, $5.0 million for cash dividends paid to stockholders, and $2.7 million for tax withholding payments related to the vesting of employee stock-based compensation.

KADANT INC.

Liquidity and Capital Resources (continued)

First Six Months of 2018
Our operating activities provided cash of $35.6 million in the first six months of 2018 primarily due to cash generated by our operating subsidiaries from product sales. This is largely represented within operating cash flows in net income, excluding non-cash charges for depreciation and amortization and stock-based compensation. Aside from cash generated from items which impacted net income, operating cash flows were also impacted by changes in working capital due to the timing of cash receipts and payments. Working capital used cash of $3.1 million in the first six months of 2018, including $14.2 million for inventory primarily associated with the shipment of capital orders in the second half of 2018. An increase of $8.6 million in other current liabilities was primarily related to cash received from customer deposits and advanced billings.

Our investing activities used cash of $10.0 million in the first six months of 2018 primarily related to purchases of property, plant, and equipment, including $5.9 million for a manufacturing facility project in the United States.

Our financing activities used cash of $38.8 million in the first six months of 2018. We used cash of $47.1 million for principal payments on our outstanding debt obligations, $4.8 million for cash dividends paid to stockholders, and $3.6 million for tax withholding payments related to the vesting of employee stock-based compensation. These uses of cash were partially offset by borrowings of $16.0 million under our revolving credit facility and $0.7 million primarily received from issuances of our common stock in connection with stock option exercises and our employee stock purchase plan.

Additional Liquidity and Capital Resources
On May 15, 2019, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 15, 2019 to May 15, 2020. We have not repurchased any shares of our common stock under this authorization or under the previous authorization, which expired on May 16, 2019.

We paid cash dividends of $5.0 million in the first six months of 2019. On May 15, 2019, we declared a quarterly cash dividend of $0.23 per share totaling $2.6 million that will be paid on August 8, 2019. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.

As of June 29, 2019, we had cash and cash equivalents of $57.0 million, of which $56.2 million was held by our foreign subsidiaries. As of June 29, 2019, we had approximately $304.9 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $207.8 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments. In first six months of 2019, we recorded withholding taxes and the tax effect of foreign exchange losses on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely reinvested foreign earnings to the United States would be approximately $5.3 million.

We plan to make expenditures of approximately $8 to $10 million during the remainder of 2019 for property, plant, and equipment.

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

Debt Obligations
Under our revolving credit facility, we have a borrowing capacity of $400 million, of which $89.8 million was available to borrow as of June 29, 2019, along with an additional uncommitted unsecured incremental borrowing facility of $150 million. In addition, under our Note Purchase Agreement, under which $10 million of senior promissory notes are currently outstanding, we may issue additional senior promissory notes up to $115 million. Under these agreements, our leverage ratio must be less than 4.0 for the next two fiscal quarters, and less than 3.75 thereafter. As of June 29, 2019, our consolidated leverage ratio was 2.19 as defined in our revolving credit facility. See Note 5, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

KADANT INC.

Liquidity and Capital Resources (continued)

Subsequent to the end of the second quarter, we repatriated $71.1 million of cash from our European operations, which was financed through an additional $56.2 million of euro-denominated borrowings under our revolving credit facility and $14.9 million of internally-generated cash. These funds were used to repay U.S.-dollar denominated borrowings outstanding under our revolving credit facility.

Contractual Obligations and Other Commercial Commitments
There have been no significant changes to our contractual obligations and other commercial commitments other than as described below during the six months ended June 29, 2019, compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

In the first six months of 2019, we incurred additional borrowings of $191.0 million under our revolving credit facility that matures on December 14, 2023. The interest rate on these borrowings is based on the LIBOR rate (with a zero percent floor), plus an applicable margin. The additional borrowings increased our leverage ratio resulting in a 25-basis-point increase in the applicable margin beginning in the second quarter of 2019.

In connection with the SMH acquisition, we recorded an additional $15.6 million of operating lease obligations, of which approximately $15.0 million relates to the lease of a building that expires in June 2034. Lease payments on the building are estimated to be approximately $1.3 million annually.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 29, 2019, our Chief Executive Officer and Chief Financial Officer concluded that as of June 29, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KADANT INC.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

31.1*	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet as of June 29, 2019 and December 29, 2018, (ii) Condensed Consolidated Statement of Income for the three- and six-month periods ended June 29, 2019 and June 30, 2018, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three- and six-month periods ended June 29, 2019 and June 30, 2018, (iv) Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 29, 2019 and June 30, 2018, (v) Condensed Consolidated Statement of Stockholders' Equity for the three- and six-month periods ended June 29, 2019 and June 30, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: August 7, 2019	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)