Form 10-Q
period 2020-03-28
KADANT INC
filed 2020-05-06
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

As of April 24, 2020, the registrant had 11,469,515 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended March 28, 2020

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	March 28, 2020	December 28, 2019
(In thousands, except share and per share amounts)

Assets
Current Assets:
Cash and cash equivalents	$60,012	$66,786
Restricted cash	2,063	1,487
Accounts receivable	93,850	98,438
Less: allowance for credit losses	2,712	2,698
Accounts receivable, net	91,138	95,740
Inventories	102,718	102,715
Unbilled revenue	12,194	13,162
Other current assets	19,556	17,686
Total Current Assets	287,681	297,576
Property, Plant, and Equipment, at Cost	179,639	181,341
Less: accumulated depreciation and amortization	95,891	95,309
Property, Plant, and Equipment, at Cost, Net	83,748	86,032
Other Assets	39,932	45,851
Intangible Assets, Net (Note 1)	166,690	173,896
Goodwill (Note 1)	330,997	336,032
Total Assets	$909,048	$939,387

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 4)	$2,687	$2,851
Accounts payable	41,196	45,852
Accrued payroll and employee benefits	22,036	31,968
Customer deposits	25,588	24,012
Advanced billings	8,335	11,280
Other current liabilities	30,057	30,206
Total Current Liabilities	129,899	146,169
Long-Term Obligations (Note 4)	292,689	298,174
Other Long-Term Liabilities	62,188	67,965

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	105,457	106,698
Retained earnings	445,027	435,249
Treasury stock at cost, 3,154,644 and 3,214,888 shares	(77,302)	(78,778)
Accumulated other comprehensive items (Note 7)	(50,554)	(37,620)
Total Kadant Stockholders' Equity	422,774	425,695
Noncontrolling interest	1,498	1,384
Total Stockholders' Equity	424,272	427,079
Total Liabilities and Stockholders' Equity	$909,048	$939,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
(In thousands, except per share amounts)

Revenue (Notes 1 and 10)	$159,127	$171,316

Costs and Operating Expenses:
Cost of revenue	90,804	100,801
Selling, general, and administrative expenses	45,592	49,319
Research and development expenses	3,076	2,621
	139,472	152,741

Operating Income	19,655	18,575

Interest Income	51	56
Interest Expense	(2,459)	(3,504)
Other Expense, Net	(32)	(99)

Income Before Provision for Income Taxes	17,215	15,028
Provision for Income Taxes (Note 3)	4,559	3,963
Net Income	12,656	11,065

Net Income Attributable to Noncontrolling Interest	(125)	(165)

Net Income Attributable to Kadant	$12,531	$10,900

Earnings per Share Attributable to Kadant (Note 2)
Basic	$1.10	$0.98
Diluted	$1.09	$0.96

Weighted Average Shares (Note 2)
Basic	11,432	11,133
Diluted	11,508	11,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
(In thousands)

Net Income	$12,656	$11,065
Other Comprehensive Items:
Foreign currency translation adjustment	(12,574)	(465)
Pension and other post-retirement liability adjustments, net (net of tax of $20 and $8)	50	21
Effect of other post-retirement plan settlement	(119)	—
Deferred loss on cash flow hedges (net of tax of $119 and $104)	(302)	(237)
Total other comprehensive items	(12,945)	(681)
Comprehensive (Loss) Income	(289)	10,384
Comprehensive Income Attributable to Noncontrolling Interest	(114)	(132)
Comprehensive (Loss) Income Attributable to Kadant	$(403)	$10,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
(In thousands)

Operating Activities
Net income attributable to Kadant	$12,531	$10,900
Net income attributable to noncontrolling interest	125	165
Net income	12,656	11,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,598	8,231
Stock-based compensation expense	1,639	1,553
Provision for losses on accounts receivable	103	64
Gain on sale of property, plant, and equipment	(10)	(200)
Other items, net	(877)	596
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	1,929	(1,190)
Unbilled revenue	844	(1,055)
Inventories	(3,735)	(3,263)
Other current assets	(1,107)	(189)
Accounts payable	(3,440)	3,872
Other current liabilities	(9,431)	(9,608)
Net cash provided by operating activities	6,169	9,876

Investing Activities
Acquisition, net of cash acquired	—	(175,288)
Purchases of property, plant, and equipment	(2,686)	(2,168)
Proceeds from sale of property, plant, and equipment	14	293
Net cash used in investing activities	(2,672)	(177,163)

Financing Activities
Proceeds from issuance of long-term obligations	—	189,000
Repayment of long-term obligations	(2,969)	(6,404)
Dividends paid	(2,628)	(2,444)
Tax withholding payments related to stock-based compensation	(2,318)	(2,647)
Proceeds from issuance of Company common stock	913	723
Payment of debt issuance costs	—	(36)
Net cash (used in) provided by financing activities	(7,002)	178,192

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,693)	153

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(6,198)	11,058
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	68,273	46,117
Cash, Cash Equivalents, and Restricted Cash at End of Period	$62,075	$57,175

See Note 1, under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended March 28, 2020
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2019	14,624,159	$146	$106,698	$435,249	3,214,888	$(78,778)	$(37,620)	$1,384	$427,079
Net income	—	—	—	12,531	—	—	—	125	12,656
Dividend declared – Common Stock, $0.24 per share	—	—	—	(2,753)	—	—	—	—	(2,753)
Activity under stock plans	—	—	(1,241)	—	(60,244)	1,476	—	—	235
Other comprehensive items	—	—	—	—	—	—	(12,934)	(11)	(12,945)
Balance at March 28, 2020	14,624,159	$146	$105,457	$445,027	3,154,644	$(77,302)	$(50,554)	$1,498	$424,272

	Three Months Ended March 30, 2019
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 29, 2018	14,624,159	$146	$104,731	$393,578	3,514,163	$(86,111)	$(39,376)	$1,603	$374,571
Net income	—	—	—	10,900	—	—	—	165	11,065
Adoption of ASU No. 2016-02, Leases	—	—	—	(17)	—	—	—	—	(17)
Dividend declared – Common Stock, $0.23 per share	—	—	—	(2,570)	—	—	—	—	(2,570)
Activity under stock plans	—	—	(1,951)	—	(64,435)	1,579	—	—	(372)
Other comprehensive items	—	—	—	—	—	—	(648)	(33)	(681)
Balance at March 30, 2019	14,624,159	$146	$102,780	$401,891	3,449,728	$(84,532)	$(40,024)	$1,735	$381,996

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

COVID-19
On March 11, 2020, the World Health Organization designated the novel coronavirus (COVID-19) a global pandemic. The future impact of the COVID-19 pandemic and any resulting economic impact of the pandemic are rapidly evolving and largely unknown. It is possible that the COVID-19 pandemic, the measures taken by the governments throughout the world, and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position. The Company is closely monitoring the impact of COVID-19 on all aspects of its business.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at March 28, 2020 and its results of operations, comprehensive (loss) income, cash flows, and stockholders' equity for the three-month periods ended March 28, 2020 and March 30, 2019. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of December 28, 2019 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The condensed consolidated financial statements and related notes are presented as permitted by the SEC rules and regulations for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC.

Financial Statement Presentation
In the first quarter of 2020, the Company realigned its business segments into three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Company previously reported its financial results by combining its operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. Financial information for 2019 has been recast to conform to the new segment presentation. See Note 10, Business Segment Information, for further detail regarding the Company's segments.

Use of Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although the Company makes every effort to ensure the accuracy of the estimates and assumptions used in the preparation of its condensed consolidated financial statements or in the application of accounting policies, if business conditions were different, or if the Company were to use different estimates and assumptions, it is possible that materially different amounts could be reported in the Company's condensed consolidated financial statements.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the three months ended March 28, 2020, except that the Company no longer considers its policy with respect to accounting for pension benefits to be a critical accounting policy due to the settlement of its U.S. pension plan in December 2019.

Supplemental Cash Flow Information

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Cash Paid for Interest	$2,212	$2,782
Cash Paid for Income Taxes, Net of Refunds	$4,698	$4,679

Non-Cash Investing Activities:
Post-closing acquisition adjustment	$—	$1,567

Liabilities assumed of acquired business	$—	$29,664

Non-cash additions to property, plant, and equipment	$128	$193

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$3,670	$3,278
Dividends declared but unpaid	$2,753	$2,570

Restricted Cash
The Company's restricted cash serves as collateral for banker's acceptance drafts issued in China and bank guarantees associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire over the next twelve months.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	March 28, 2020	March 30, 2019	December 28, 2019	December 29, 2018
Cash and cash equivalents	$60,012	$56,478	$66,786	$45,830
Restricted cash	2,063	697	1,487	287
Total Cash, Cash Equivalents, and Restricted Cash	$62,075	$57,175	$68,273	$46,117

Inventories
The components of inventories are as follows:

	March 28, 2020	December 28, 2019
(In thousands)
Raw Materials	$49,617	$49,332
Work in Process	14,495	15,344
Finished Goods	38,606	38,039
	$102,718	$102,715

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
March 28, 2020
Definite-Lived
Customer relationships	$171,583	$(55,194)	$(6,077)	$110,312
Product technology	56,011	(28,776)	(2,096)	25,139
Tradenames	6,527	(2,551)	(458)	3,518
Other	17,964	(13,416)	(605)	3,943
	252,085	(99,937)	(9,236)	142,912
Indefinite-Lived
Tradenames	24,100	—	(322)	23,778
Acquired Intangible Assets	$276,185	$(99,937)	$(9,558)	$166,690

December 28, 2019
Definite-Lived
Customer relationships	$171,583	$(51,798)	$(4,141)	$115,644
Product technology	56,011	(27,819)	(1,709)	26,483
Tradenames	6,527	(2,421)	(427)	3,679
Other	17,964	(13,295)	(593)	4,076
	252,085	(95,333)	(6,870)	149,882
Indefinite-Lived
Tradenames	24,100	—	(86)	24,014
Acquired Intangible Assets	$276,185	$(95,333)	$(6,956)	$173,896

Intangible assets are initially recorded at fair value at the date of acquisition. Subsequent impairment charges are reflected as a reduction in the gross balance, as applicable. Definite-lived intangible assets are stated net of accumulated amortization and currency translation in the accompanying condensed consolidated balance sheet. The Company amortizes definite-lived intangible assets over lives that have been determined based on the anticipated cash flow benefits of the intangible asset.

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 28, 2019 (a)
Gross balance	$97,680	$207,536	$116,325	$421,541
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	97,680	122,027	116,325	336,032
2020 Adjustment
Currency translation	(1,552)	(3,182)	(301)	(5,035)
Total 2020 adjustment	(1,552)	(3,182)	(301)	(5,035)
Balance at March 28, 2020
Gross balance	96,128	204,354	116,024	416,506
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$96,128	$118,845	$116,024	$330,997

(a) Goodwill balances as of December 28, 2019 have been recast to conform to the current period presentation. See Note 10, Business Segment Information, for further details regarding the Company's change in reportable operating segments.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Impairment of Indefinite-Lived Assets
The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets as of the end of each fiscal year or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset might be impaired. Potential impairment indicators include a significant decline in sales, earnings, or cash flows, material adverse changes in the business climate, and a significant decline in the Company's market capitalization due to a sustained decrease in its stock price.
In March 2020, the Company experienced a significant decrease in market capitalization due to a decline in the Company’s stock price. During that time, the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the outbreak of COVID-19. Based on these occurrences, the Company concluded that a triggering event had occurred related to the indefinite-lived assets within its material handling reporting unit. As a result, the Company prepared a quantitative impairment analysis (Step 1) for the material handling reporting unit, which indicated that its fair value exceeded its carrying value and the indefinite-lived assets were not impaired. The Company will continue to monitor for impairment indicators throughout 2020 and will conduct an interim period impairment analysis as required.

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
The changes in the carrying amount of accrued warranty costs included in other current liabilities in the accompanying condensed consolidated balance sheet are as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Balance at Beginning of Year	$6,467	$5,726
Provision charged to expense	1,270	1,076
Usage	(1,365)	(925)
Acquisition	—	295
Currency translation	(162)	(3)
Balance at End of Period	$6,210	$6,169

Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. Most of the Company’s revenue is recognized at a point in time for each performance obligation under the contract when the customer obtains control of the goods or service. Most of the Company’s parts and consumables products and its capital products with minimal customization are accounted for at a point in time. The Company has made a policy election to not treat the obligation to ship as a separate performance obligation under the contract and, as a result, the associated shipping costs are reflected in cost of revenue when revenue is recognized.
The remaining portion of the Company’s revenue is recognized on an over time basis based on an input method that compares the costs incurred to date to the total expected costs required to satisfy the performance obligation. Contracts are accounted for on an over time basis when they include products which have no alternative use and an enforceable right to payment over time. Most of the contracts recognized on an over time basis are for large capital projects. These projects are highly customized for the customer and, as a result, would include a significant cost to rework in the event of cancellation.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The following table presents revenue by revenue recognition method:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Point in Time	$136,092	$148,276
Over Time	23,035	23,040
	$159,127	$171,316

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
The Company disaggregates its revenue from contracts with customers by reportable operating segment, product type and geography as this best depicts how its revenue is affected by economic factors.
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Revenue by Product Type:
Parts and Consumables	$105,098	$112,850
Capital	54,029	58,466
	$159,127	$171,316
Revenue by Geography:
North America	$93,823	$100,876
Europe	36,014	38,985
Asia	15,908	17,078
Rest of World	13,382	14,377
	$159,127	$171,316

See Note 10, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.

The following table presents contract balances from contracts with customers:

	March 28, 2020	December 28, 2019
(In thousands)
Accounts Receivable	$91,138	$95,740
Contract Assets	$12,194	$13,162
Contract Liabilities	$35,663	$37,216

Contract assets represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advance payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer. The Company recognized revenue of $19,708,000 in the first three months of 2020 and $19,095,000 in the first three months of 2019 that was included in the contract liabilities balance at the beginning of 2020 and 2019. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining partially unsatisfied

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

performance obligations as of March 28, 2020 was $13,194,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 89% of which is expected to occur within the next twelve months.
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
The Company includes in revenue amounts invoiced for shipping and handling with the corresponding costs reflected in cost of revenue. Provisions for discounts, warranties, returns and other adjustments are provided for in the period in which the related sale was recorded. Sales taxes, value-added taxes, and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue.

Accounts Receivable and Allowance for Credit Losses
The Company's accounts receivable arise from sales on credit to customers, are recorded at the invoiced amount, and do not bear interest. The Company establishes an allowance for credit losses to reduce accounts receivable to the net amount expected to be collected. The Company exercises judgment in determining its allowance for credit losses, which is based on its historical collection and write-off experience, adjusted for current macroeconomic trends and conditions, credit policies, specific customer collection issues, and accounts receivable aging categories. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer's current creditworthiness. The Company continuously monitors collections and payments from its customers. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. In some instances, the Company utilizes letters of credit to mitigate its credit exposure.
The changes in the allowance for credit losses are as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Balance at Beginning of Period	$2,698	$2,897
Provision charged to expense	103	64
Accounts written off	(26)	(17)
Currency translation	(63)	7
Balance at End of Period	$2,712	$2,951

Banker's Acceptance Drafts included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $3,329,000 at March 28, 2020 and $5,230,000 at December 28, 2019, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, which changes the way entities recognize impairment of financial assets measured at amortized costs, such as accounts receivable, by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. During 2018 and 2019, the FASB issued additional guidance and clarification. The Company adopted this ASU using a modified retrospective method at the beginning of fiscal 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements. See Accounts Receivable and Allowance for Credit Losses in this section for further information on the Company's allowance for credit losses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of reference rates, such as the London Interbank Offered Rate (LIBOR), if certain criteria are met. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The guidance in this ASU is applicable to the Company's existing contracts and hedging relationships that reference LIBOR, and may be adopted by the Company prospectively beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
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

2.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
(In thousands, except per share amounts)

Net Income Attributable to Kadant	$12,531	$10,900

Basic Weighted Average Shares	11,432	11,133
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	76	252
Diluted Weighted Average Shares	11,508	11,385

Basic Earnings per Share	$1.10	$0.98

Diluted Earnings per Share	$1.09	$0.96

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 43,000 shares in the first three months of 2020 and 44,000 shares in the first three months of 2019 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.    Provision for Income Taxes

The provision for income taxes was $4,559,000 in the first three months of 2020 and $3,963,000 in the first three months of 2019. The effective tax rate of 26% in the first three months of 2020 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, state taxes, the distribution of the Company’s worldwide earnings, and tax expense associated with Global Intangible Low-Taxed Income (GILTI) provisions. This incremental tax expense was offset in part by the reversal of tax reserves associated with uncertain tax positions. The effective tax rate of 26% in the first three months of 2019 was higher than the Company's statutory tax rate of 21% primarily due to nondeductible expenses, the distribution of the Company’s worldwide earnings, state taxes, and tax expense associated with GILTI. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law and provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief. The enactment of the CARES Act did not have a material impact on the Company’s provision for income taxes in the first three months of 2020. The Company continues to monitor any effects that may result from the new law.

4.    Long-Term Obligations

Long-term obligations are as follows:

	March 28, 2020	December 28, 2019
(In thousands)
Revolving Credit Facility, due 2023	$260,485	$265,419
Commercial Real Estate Loan, due 2020 to 2028	19,163	19,425
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2020 to 2025	2,079	2,308
Other Borrowings, due 2020 to 2023	3,773	4,000
Unamortized Debt Issuance Costs	(124)	(127)
Total	295,376	301,025
Less: Current Maturities of Long-Term Obligations	(2,687)	(2,851)
Long-Term Obligations	$292,689	$298,174

See Note 8, Derivatives, for the fair value information related to the Company's long-term obligations.

Revolving Credit Facility
In 2018, the Company entered into a second amendment (Second Amendment) to its existing amended and restated five-year, unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended, the Credit Agreement). Pursuant to the Second Amendment, the Company has a borrowing capacity of $400,000,000, with an uncommitted unsecured incremental borrowing facility of $150,000,000 under its Credit Agreement, with a maturity date of December 14, 2023. Interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, plus an applicable margin of 0% to 1.25%, or (ii) LIBOR (with a zero percent floor), as defined, plus an applicable margin of 1% to 2.25%. The Base Rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, N.A. (Citizens) and (c) thirty-day U.S. dollar LIBOR (USD LIBOR), as defined, plus 0.50%. The applicable margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Long-Term Obligations (continued)

As of March 28, 2020, the outstanding balance under the Credit Agreement was $260,485,000, and included $59,713,000 of euro-denominated borrowings and $30,771,000 of Canadian dollar-denominated borrowings. As of March 28, 2020, the Company had $141,467,000 of borrowing capacity available under its Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
See Note 8, Derivatives, under the heading Interest Rate Swap Agreements, for information relating to the swap agreements used to hedge the Company’s exposure to movements in the three-month USD LIBOR on its U.S. dollar-denominated debt borrowed under the Credit Agreement.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 2.44% as of March 28, 2020.

Commercial Real Estate Loan
In 2018, the Company and certain domestic subsidiaries borrowed $21,000,000 under a ten-year promissory note (Real Estate Loan), which is repayable in quarterly principal installments of $262,500 with the remaining principal balance of $10,500,000 due July 6, 2028. Interest accrues and is payable quarterly in arrears at a fixed rate of 4.45% per annum. Any future voluntary prepayments are subject to a 2% prepayment fee if paid on or prior to July 6, 2020 and are subject to a 1% prepayment fee if paid in the twelve months following July 6, 2020. Thereafter, no prepayment fee will be applied to voluntary prepayment by the Company.
The Real Estate Loan is secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, pursuant to mortgage and security agreements (Mortgage and Security Agreements). The obligations of the Company under the Real Estate Loan may be accelerated upon the occurrence of an event of default under the Real Estate Loan and the Mortgage and Security Agreements, which includes customary events of default for financings of this type. In addition, a default under the Credit Agreement or any successor credit facility would be an event of default under the Real Estate Loan. The effective interest rate for the Real Estate Loan, including amortization of debt issuance costs, was 4.60% as of March 28, 2020.

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

Debt Compliance
As of March 28, 2020, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for its vehicles.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Long-Term Obligations (continued)

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $952,000 at March 28, 2020. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,471,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, the Company will receive cash from the landlord to settle the loan receivable. As of March 28, 2020, $3,638,000 was outstanding under this obligation.

5.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,639,000 in the first three months of 2020 and $1,553,000 in the first three months of 2019 within selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $9,588,000 at March 28, 2020, and will be recognized over a weighted average period of 2.1 years.

Performance-based RSUs
On March 2, 2020, the Company granted to certain of its officers performance-based RSUs, which represented, in aggregate, the right to receive 35,808 shares (the target RSU amount), with an aggregate grant date fair value of $3,184,000. The RSUs are subject to adjustment based on the achievement of the performance measure selected for the 2020 fiscal year, which is a specified target for adjusted earnings before interest, taxes, depreciation, and amortization (adjusted EBITDA) generated from operations for the 2020 fiscal year. The RSUs are adjusted by comparing the actual adjusted EBITDA for the performance period to the target adjusted EBITDA. Actual adjusted EBITDA between 50% and 100% of the target adjusted EBITDA results in an adjustment of 50% to 100% of the RSU amount. Actual adjusted EBITDA between 100% and 115% of the target adjusted EBITDA results in an adjustment using a straight-line linear scale between 100% and 150% of the RSU amount. Actual adjusted EBITDA in excess of 115% results in an adjustment capped at 150% of the RSU amount. If actual adjusted EBITDA is below 50% of the target adjusted EBITDA for the 2020 fiscal year, these performance-based RSUs will be forfeited. The Company recognizes compensation expense based on the probable number of performance-based RSUs expected to vest. Following the adjustment, the performance-based RSUs will be subject to additional time-based vesting, and will vest in three equal annual installments on March 10 of 2021, 2022, and 2023, provided that the officer is employed by the Company on the applicable vesting dates.

Time-based RSUs
On March 2, 2020, the Company also granted time-based RSUs representing 33,600 shares to its officers and employees with an aggregate grant date fair value of $2,988,000. These time-based RSUs generally vest in three equal annual installments on March 10 of 2021, 2022, and 2023, provided that a recipient remains employed by the Company on the applicable vesting dates.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Retirement Benefit Plans

The Company includes the service cost component of net periodic benefit cost in operating income and all other components are included in other expense, net in the accompanying condensed consolidated statement of income.
In 2018, the Company's board of directors and its compensation committee approved amendments to freeze and terminate the Company's U.S. pension plan (Retirement Plan) and its restoration plan (Restoration Plan). In the fourth quarter of 2019, the Company settled its Retirement Plan obligation. In the first quarter of 2020, the Company settled its Restoration Plan obligation of $2,427,000 by paying a lump sum to its plan participants.
The components of net periodic benefit cost are as follows:

	Three Months Ended March 28, 2020		Three Months Ended March 30, 2019
(In thousands, except percentages)	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$44	$2	$—	$43	$1
Interest Cost	23	9	283	29	38
Expected Return on Plan Assets	(16)	(1)	(249)	(17)	(1)
Recognized Net Actuarial Loss	11	4	8	5	3
Amortization of Prior Service Cost	2	—	—	—	—
	$64	$14	$42	$60	$41

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	2.25%	3.92%	4.10%	2.80%	4.44%
Expected Long-Term Return on Plan Assets	7.21%	7.21%	4.10%	9.22%	9.22%
Rate of Compensation Increase	3.23%	5.57%	—%	2.98%	5.57%

The Company does not plan to make any other material cash contributions to its other pension and post-retirement plans in 2020.

7.    Accumulated Other Comprehensive Items

Comprehensive (loss) income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 28, 2019	$(36,145)	$(831)	$(644)	$(37,620)
Other comprehensive (loss) income before reclassifications	(12,563)	38	(345)	(12,870)
Reclassifications from AOCI	—	(107)	43	(64)
Net current period other comprehensive items	(12,563)	(69)	(302)	(12,934)
Balance at March 28, 2020	$(48,708)	$(900)	$(946)	$(50,554)

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.    Accumulated Other Comprehensive Items (continued)

Amounts reclassified from AOCI are as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019	Statement of Income Line Item
Retirement Benefit Plans (a)
Recognized net actuarial loss	$(15)	$(16)	Other expense, net
Amortization of prior service cost	(2)	—	Other expense, net
Total expense before income taxes	(17)	(16)
Income tax benefit	124	4	Provision for income taxes
	107	(12)
Cash Flow Hedges (b)
Interest rate swap agreements	(34)	20	Interest expense
Forward currency-exchange contracts	(23)	—	Cost of revenue
Total (expense) income before income taxes	(57)	20
Income tax benefit (provision)	14	(5)	Provision for income taxes
	(43)	15
Total Reclassifications	$64	$3

(a)	Included in the computation of net periodic benefit cost. See Note 6, Retirement Benefit Plans, for additional information.

(b)	See Note 8, Derivatives, for additional information.

8.    Derivatives

Interest Rate Swap Agreements
The Company has entered into interest rate swap agreements to hedge its exposure to movements in USD LIBOR on its U.S. dollar-denominated debt. In 2018, the Company entered into an interest rate swap agreement (2018 Swap Agreement) with Citizens which has a $15,000,000 notional value and expires on June 30, 2023. On a quarterly basis, the Company receives three-month USD LIBOR, which is subject to a zero percent floor, and pays a fixed rate of interest of 3.15% plus an applicable margin as defined in the Credit Agreement. In 2015, the Company entered into an interest rate swap agreement (2015 Swap Agreement) with Citizens which had a $10,000,000 notional value and expired on March 27, 2020. Under the 2015 Swap Agreement, the Company received three-month USD LIBOR and paid a fixed rate of interest of 1.5% plus an applicable margin as defined in the Credit Agreement.
The interest rate swap agreements have been designated as cash flow hedges and the Company structured its interest rate swap agreements to be 100% effective. Unrealized gains and losses related to the fair values of the swap agreements were recorded to AOCI, net of tax. In the event of early termination of the 2018 Swap Agreement, the Company will receive from or pay to the counterparty the fair value of the interest rate swap agreement, and the unrealized gain or loss outstanding will be recognized in earnings.
The counterparty to the 2018 Swap Agreement could demand an early termination of that agreement if the Company were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and if the Company were to be unable to cure the default (See Note 4, Long-Term Obligations).

Forward Currency-Exchange Contracts
The Company uses forward currency-exchange contracts that have maturities of twelve months or less to hedge exposures resulting from fluctuations in currency exchange rates. Such exposures result from assets and liabilities that are denominated in currencies other than the functional currencies.
Forward currency-exchange contracts that hedge forecasted accounts receivable or accounts payable are designated as cash flow hedges and unrecognized gains and losses are recorded to AOCI, net of tax. Deferred gains and losses are recognized in the statement of income in the period in which the underlying transaction occurs. The fair values of forward currency-

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Derivatives (continued)

exchange contracts that are designated as fair value hedges and forward currency-exchange contracts that are not designated as hedges are recognized currently in earnings.
The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income losses of $34,000 in the first three months of 2020 and losses of $37,000 in the first three months of 2019 associated with forward currency-exchange contracts that were not designated as hedges.
The following table summarizes the fair value of the Company's derivative instruments in the accompanying condensed consolidated balance sheet:

		March 28, 2020		December 28, 2019
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$72	$1,328	$—	$—
2015 Swap Agreement	Other Current Assets	$—	$—	$11	$10,000
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(52)	$842	$(75)	$4,825
2018 Swap Agreement	Other Long-Term Liabilities	$(1,275)	$15,000	$(770)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$—	$—	$3	$387
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(8)	$1,032	$(43)	$2,545

(a) See Note 9, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The total 2020 notional amounts are indicative of the level of the Company's recurring derivative activity.

The following table summarizes the activity in AOCI associated with the Company's derivative instruments designated as cash flow hedges as of and for the three months ended March 28, 2020:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized Loss, Net of Tax, at December 28, 2019	$(589)	$(55)	$(644)
Loss reclassified to earnings (a)	26	17	43
(Loss) gain recognized in AOCI	(403)	58	(345)
Unrealized (Loss) Gain, Net of Tax, at March 28, 2020	$(966)	$20	$(946)

(a) See Note 7, Accumulated Other Comprehensive Items, for the income statement classification.

As of March 28, 2020, the Company expects to reclassify losses of $268,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity dates of the forward currency-exchange contracts.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of March 28, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$6,689	$—	$—	$6,689
Banker's acceptance drafts (a)	$—	$3,329	$—	$3,329
Forward currency-exchange contract	$—	$72	$—	$72
Liabilities:
2018 Swap Agreement	$—	$1,275	$—	$1,275
Forward currency-exchange contracts	$—	$60	$—	$60

	Fair Value as of December 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,920	$—	$—	$9,920
Banker's acceptance drafts (a)	$—	$5,230	$—	$5,230
2015 Swap Agreement	$—	$11	$—	$11
Forward currency-exchange contracts	$—	$3	$—	$3

Liabilities:
2018 Swap Agreement	$—	$770	$—	$770
Forward currency-exchange contracts	$—	$118	$—	$118

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first three months of 2020. The Company's banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of the Company's forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair values of the Company's interest rate swap agreements are based on LIBOR yield curves at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The carrying value and fair value of the Company's debt obligations, excluding lease obligations and other borrowings, are as follows:

	March 28, 2020		December 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$260,485	$260,485	$265,419	$265,419
Commercial real estate loan	19,163	21,656	19,425	20,541
Senior promissory notes	10,000	10,662	10,000	10,803
	$289,648	$292,803	$294,844	$296,763

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

10.    Business Segment Information

The Company previously reported its financial results by combining its operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. During the first quarter of 2020, the Company realigned its reportable operating segments consistent with the Company's strategic initiatives to grow both organically and through acquisitions. Such growth and diversification have resulted in a change in the internal organization of the Company and how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, the Company's financial results are reported in three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of the Company’s fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of the Company’s wood processing and stock-preparation product lines (excluding baling products); and the Material Handling segment consists of the Company’s conveying and screening, baling, and fiber-based product lines. Financial information for 2019 has been recast to conform to the new segment presentation. A description of each segment follows.

•
Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food processing, metals, and other industrial sectors. The Company's products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.

•
Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, paper, wood products and alternative fuel industries, among others. The Company's primary products include stock preparation systems and recycling equipment, debarkers, stranders, chippers, and logging machinery.

•
Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the mining, aggregates, food processing, waste management, and pulp and paper industries, among others. The Company's primary products include conveying and vibratory equipment and balers. In addition, the Company manufactures and sells biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption.

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019
Revenue
Flow Control	$57,149	$61,144
Industrial Processing	64,709	72,274
Material Handling	37,269	37,898
	$159,127	$171,316

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Business Segment Information (continued)

	Three Months Ended
	March 28,	March 30,
(In thousands)	2020	2019

Income Before Provision for Income Taxes
Flow Control	$13,330	$12,984
Industrial Processing	9,436	11,854
Material Handling (a)	4,134	731
Corporate (b)	(7,245)	(6,994)
Total operating income	19,655	18,575
Interest expense, net (c)	(2,408)	(3,448)
Other expense, net (c)	(32)	(99)
	$17,215	$15,028

Capital Expenditures
Flow Control	$821	$471
Industrial Processing	1,464	1,363
Material Handling	398	333
Corporate	3	1
	$2,686	$2,168

(a) Includes $4,151,000 of acquisition-related expenses in the three-month period ended March 30, 2019. Acquisition-related expenses include amortization expense associated with acquired profit in inventory and backlog and acquisition transaction costs.
(b) Corporate primarily includes general and administrative expenses.
(c) The Company does not allocate interest and other expense, net to its segments.

11.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $5,307,000 at March 28, 2020 and $7,003,000 at December 28, 2019 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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
Forward-looking statements are not guarantees of performance. They involve risks, uncertainties, and assumptions. Our future results of operations may differ materially from those expressed in the forward-looking statements. Many of the important factors that will determine these results and values are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise. For a discussion of important factors that may cause our actual results to differ materially from those suggested by the forward-looking statements, you should read carefully Risk Factors included in Part II, Item 1A, within this report and the section captioned Risk Factors, in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, as filed with the Securities and Exchange Commission (SEC) and as may be further amended and/or restated in subsequent filings with the SEC.

Overview

Company Background
We are a global supplier of high-value, critical components and engineered systems used in process industries worldwide. Our products, technologies, and services play an integral role in enhancing process efficiency, optimizing energy utilization, and maximizing productivity in resource-intensive industries.
We previously reported our financial results by combining operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. During the first quarter of 2020, we realigned our reportable operating segments consistent with our strategic initiatives to grow both organically and through acquisitions. See Note 10, Business Segment Information, in the accompanying condensed consolidated financial statements for further detail regarding our segments. Accordingly, our financial results are reported in three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of our wood processing and stock-preparation product lines (excluding our baling products); and the Material Handling segment consists of our conveying and screening, baling, and fiber-based product lines. Financial information for 2019 has been recast to conform to the new segment presentation. A description of each segment follows.

•
Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food processing, metals, and other industrial sectors. Our products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.

•
Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, paper, wood products and alternative fuel industries, among others. Our products include stock preparation systems and recycling equipment, debarkers, stranders, chippers, and logging machinery.

•
Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the mining, aggregates, food processing, waste management, and pulp and paper industries, among others. Our products include conveying and vibratory equipment and balers. In addition, we manufacture and sell biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption.

KADANT INC.

Overview (continued)

Business Outlook and Update on COVID-19
In March 2020, the World Health Organization designated the novel coronavirus (COVID-19) as a global pandemic. The Company was designated as a critical infrastructure company by the U.S. Department of Homeland Security. Management has focused their efforts on:

•	safeguarding our workplaces and protecting our employees;

•	serving the needs of our customers to ensure that customers are able to provide the critical supplies needed in response to the pandemic;

•	working closely with our supply chain to minimize any potential disruption; and

•	preserving our balance sheet and liquidity position
From the onset of the outbreak in China, we have taken precautions to protect the health and safety of our employees and their families around the world, including working remotely when possible, implementing social distancing and sanitizing measures within our facilities, travel restrictions and other safeguards.
As the global pandemic spread, there was a deterioration in the general economic environment. Our first quarter results were impacted by customer-requested delays on certain capital projects and service work, which we expect to continue into the second quarter and possibly for the remainder of the year. Consolidated bookings decreased 4% to $175.6 million in the first quarter of 2020 compared to $183.6 million in the first quarter of 2019.
Within our Flow Control segment, bookings increased 5% during the first quarter of 2020 compared with the first quarter of 2019. Our operating businesses within the Flow Control segment expect relatively stable demand for our parts and consumables products in the near term as many of our packaging, food processing, and tissue customers are experiencing increased demand. However, we expect to see reduced demand for our capital equipment as our customers delay or reduce capital spending, as well as installation and repair activities as a result of COVID-19.
Within our Industrial Processing segment, bookings decreased 17% during the first quarter of 2020 compared with the first quarter of 2019 primarily due to decreased demand for our capital equipment products. For our parts and consumables products, demand in our stock preparation businesses is expected to be relatively stable in the near term as many of our packaging and tissue customers are experiencing increased demand. Our wood processing businesses may encounter a slowdown in their parts and consumables orders as a number of the mills we supply are idle or operating at reduced capacity, and some customers previously placed orders in anticipation of supply interruptions. Additionally, many large companies in the forestry industry have announced reduced capital spending for the remainder of 2020 or have delayed delivery of new capital machines until service technicians are able to conduct installation and commissioning.
Within our Material Handling segment, bookings increased 6% during the first quarter of 2020 compared with the first quarter of 2019 primarily due to increased demand for underground conveyor systems for mining applications. We expect demand for our parts and consumables products in this segment will remain relatively stable in 2020. Demand for our conveying equipment is expected to remain steady in the near term as a result of large capital projects that were in place at the end of 2019. We expect demand for our baler products will be adversely impacted by COVID-19, as well as from the challenging economic conditions in Europe.
Our liquidity position as of March 28, 2020 consisted of over $60 million of cash and cash equivalents, approximately $141 million of unused available borrowing capacity, and $265 million of uncommitted borrowing capacity. We are conserving cash by reducing our discretionary operating expenses, managing working capital, suspending our discretionary debt obligation payments in the near term, and reducing our current capital spending. We are also evaluating the potential for utilizing legislative provisions, such as deferring certain tax payments and job retention subsidies, where available and appropriate.
We continue to evaluate the impact of COVID-19 on our business and will take further actions that are in the best interests of our employees, customers, and stockholders, as necessary, or as mandated by governmental authorities. The impact on our results of operations, financial condition and cash flows will depend on certain developments, including the duration of the pandemic and its impact on our customers and suppliers, which are uncertain at this time. Accordingly, we cannot predict the extent of the impact that COVID-19 may have on our business for the remainder of fiscal 2020.
For more information on risks related to health epidemics on our business, including COVID-19, please see Risk Factors included in Part II, Item 1A, of this report.

KADANT INC.

Overview (continued)

Global Trade
In 2018, the United States began imposing tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure how our customers and competitors will react to certain actions we take. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A. Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, and as may be further amended and/or restated in subsequent filings with the SEC.

International Sales and Foreign Currency
Slightly more than half of our sales are to customers outside the United States, mainly in Europe, Asia, and Canada. As a result, our financial performance can be materially affected by currency exchange rate fluctuations between the U.S. dollar and foreign currencies. To mitigate the impact of currency rate fluctuations, we generally seek to charge our customers in the same currency in which our operating costs are incurred. Additionally, we may enter into forward currency exchange contracts to hedge certain firm purchase and sale commitments denominated in currencies other than our subsidiaries' functional currencies. We currently do not use derivative instruments to hedge our exposure to exchange rate fluctuations created by the translation into the U.S. dollar of our foreign subsidiaries' results that are in functional currencies other than the U.S. dollar.

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities. Our significant acquisition in 2019 is described below.
On January 2, 2019, we acquired Syntron Material Handling Group, LLC and certain of its affiliates (SMH) for approximately $176.9 million, net of cash acquired. SMH, which is included in our Material Handling segment, is a leading provider of conveying and vibratory equipment and systems to various process industries, including mining, aggregates, food processing, packaging, and pulp and paper. This acquisition extended our current product portfolio and we expect that it will strengthen SMH's relationships in the pulp and paper markets.

Application of Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent liabilities. Our critical accounting policies are defined as those that entail significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management evaluates its estimates on an ongoing basis based on historical experience, current economic and market conditions, and other assumptions management believes are reasonable. Our actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policies which are significant to our consolidated financial statements, and which involve the most complex or subjective decisions or assessments, are those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section captioned "Application of Critical Accounting Policies and Estimates" in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no material changes to these critical accounting policies since the end of fiscal 2019 that warrant disclosure, except that management no longer considers our policy with respect to accounting for pension benefits to be a critical accounting policy due to the settlement of our U.S. pension plan in December 2019.

KADANT INC.

Results of Operations

First Quarter 2020 Compared With First Quarter 2019

Revenue
The following table presents change in revenue by segment between the first quarters of 2020 and 2019, and those changes excluding the effect of foreign currency translation. We refer to the change in revenue excluding the effect of currency translation as a change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment for the first quarters of 2020 and 2019 was as follows:

						(Non-GAAP)
	Three Months Ended				Currency Translation	Change in Organic Revenue
(In thousands, except percentages)	March 28, 2020	March 30, 2019	Total Decrease	% Change		Decrease	% Change
Flow Control	$57,149	$61,144	$(3,995)	(7)%	$(1,310)	$(2,685)	(4)%
Industrial Processing	64,709	72,274	(7,565)	(10)%	(883)	(6,682)	(9)%
Material Handling	37,269	37,898	(629)	(2)%	(361)	(268)	(1)%
Consolidated Revenue	$159,127	$171,316	$(12,189)	(7)%	$(2,554)	$(9,635)	(6)%
Consolidated revenue in the first quarter of 2020 decreased by 7%, while consolidated organic revenue declined 6% principally due to lower revenue at our Industrial Processing and Flow Control segments as described below. We expect to experience a sequential decline in revenue in the second quarter of 2020, largely driven by the impact of the COVID-19 pandemic.
Revenue from our Flow Control segment decreased 7% in the first quarter of 2020, while organic revenue declined by 4%. Organic revenue declined primarily due to lower parts and consumables revenue at our European fluid-handling business due to a general weakening of the European economy and a relatively strong first quarter of 2019. Also contributing to this decline was lower capital equipment revenue at our North American and Chinese operations due to the timing of orders and customer-requested deferrals of equipment installations as a result of COVID-19.
Revenue from our Industrial Processing segment decreased 10% in the first quarter of 2020, while organic revenue declined by 9%. Organic revenue declined due to weaker demand for our parts and consumables products at our North American stock-preparation business and our capital equipment products at our European stock-preparation business due in part to delays resulting from COVID-19. Organic revenue from our wood processing businesses decreased primarily due to weakness in the lumber and oriented strand board industries, which negatively impacted our capital equipment and parts and consumables revenue, and customer-requested deferrals of equipment installations as a result of COVID-19.
Revenue from our Material Handling segment decreased 2% in the first quarter of 2020, while organic revenue decreased 1%. Decreased demand in our baler product line was offset by increased demand for our fiber-based products.

Gross Profit Margin
Gross profit margin by segment for the first quarters of 2020 and 2019 was as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Flow Control	52.9%	51.2%
Industrial Processing	38.4%	38.9%
Material Handling	35.5%	29.3%
Consolidated Gross Profit Margin	42.9%	41.2%
Consolidated gross profit margin increased in the first quarter of 2020 primarily due to $2.3 million of amortization of acquired profit in inventory related to the SMH acquisition, which lowered consolidated gross profit margin in the first quarter of 2019 by 1.3 percentage points.

KADANT INC.

Results of Operations (continued)

The gross profit margin for our Flow Control segment increased in the first quarter of 2020 primarily due to improved margins on capital equipment projects.
The gross profit margin for our Industrial Processing segment declined in the first quarter of 2020 due to a decrease in capital equipment margins and a higher proportion of lower-margin capital equipment revenue at our North American stock preparation business.
The gross profit margin for our Material Handling segment in the first quarter of 2019 was negatively affected by $2.3 million of amortization of acquired profit in inventory, which lowered the gross profit margin for this segment by 6.1 percentage points. Excluding the impact of the amortization of acquired profit in inventory in the 2019 period, the gross profit margin for this segment was relatively unchanged in the first quarter of 2020 compared to the first quarter of 2019.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment for the first quarters of 2020 and 2019 were as follows:

	Three Months Ended
(In thousands, except percentages)	March 28, 2020	% of Revenue	March 30, 2019	% of Revenue	Increase (Decrease)	% Change
Flow Control	$15,942	28%	$17,267	28%	$(1,325)	(8)%
Industrial Processing	13,820	21%	15,177	21%	(1,357)	(9)%
Material Handling	8,681	23%	9,962	26%	(1,281)	(13)%
Corporate	7,149	N/A	6,913	N/A	236	3%
Consolidated SG&A Expenses	$45,592	29%	$49,319	29%	$(3,727)	(8)%
Consolidated SG&A expenses as a percentage of revenue remained unchanged at 29% in the first quarters of 2020 and 2019.
SG&A expenses as a percentage of revenue for our Flow Control segment were 28% in the first quarters of 2020 and 2019. SG&A expenses in the first quarter of 2020 were positively affected by incremental currency gains of $0.8 million, primarily on U.S. dollar-denominated cash at our Mexican operations, and $0.4 million from the favorable effect of currency translation.
SG&A expenses as a percentage of revenue for our Industrial Processing segment were 21% in the first quarters of 2020 and 2019. SG&A expenses in the first quarter of 2020 were positively affected by incremental currency gains of $0.7 million primarily on U.S. dollar denominated cash at this segment's Canadian and Chinese operations, and $0.2 million from the favorable effect of currency translation.
SG&A expenses as a percentage of revenue for our Material Handling segment decreased to 23% in the first quarter of 2020, compared to 26% in the first quarter of 2019. The first quarter of 2019 included $1.0 million of amortization of acquired backlog and $0.8 million of acquisition-related costs associated with the SMH acquisition. Excluding these acquisition-related costs, our Material Handling segment's SG&A expenses as a percentage of revenue were 21% in the first quarter of 2019.
SG&A expenses for Corporate increased slightly in the first quarter of 2020 compared with the first quarter of 2019 primarily due to increased professional services fees.

Interest Expense
Interest expense decreased to $2.5 million in the first quarter of 2020 from $3.5 million in the first quarter of 2019 primarily due to lower outstanding debt and a lower weighted-average interest rate.

Provision for Income Taxes
Our provision for income taxes increased to $4.6 million in the first quarter of 2020 from $4.0 million in the first quarter of 2019 and represented 26% of pre-tax income in both periods. The effective tax rate of 26% was higher than our statutory tax rate of 21% in both periods primarily due to nondeductible expenses, state taxes, the distribution of our worldwide earnings, and tax expense associated with the Global Intangible Low-Taxed Income provisions. This incremental tax expense was offset in part by the reversal of tax reserves associated with uncertain tax positions in the first quarter of 2020 and by net excess income tax benefits from stock-based compensation arrangements in the first quarter of 2019.

KADANT INC.

Results of Operations (continued)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law and provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief. The enactment of the CARES Act did not have a material impact on our provision for income taxes for the first quarter of 2020. We continue to monitor any effects that result from the new law.

Net Income
Net income increased $1.6 million to $12.7 million in the first quarter of 2020 from $11.1 million in the first quarter of 2019 due to a $1.1 million increase in operating income and a decrease in interest expense of $1.0 million, offset in part by a $0.6 million increase in provision for income taxes (see discussions above for further details).

Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for further details.

Liquidity and Capital Resources

Consolidated working capital was $157.8 million at March 28, 2020, compared with $151.4 million at December 28, 2019. Included in working capital were cash and cash equivalents of $60.0 million at March 28, 2020, compared with $66.8 million at December 28, 2019. Cash and cash equivalents held by our foreign subsidiaries was $56.1 million at March 28, 2020 and $58.9 million at December 28, 2019.
Cash Flows
Cash flow information for the first quarters of 2020 and 2019 was as follows:

	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Net Cash Provided by Operating Activities	$6,169	$9,876
Net Cash Used in Investing Activities	(2,672)	(177,163)
Net Cash (Used in) Provided by Financing Activities	(7,002)	178,192
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(2,693)	153
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(6,198)	$11,058

Operating Activities
Cash provided by operating activities decreased to $6.2 million in the first quarter of 2020 from $9.9 million in the first quarter of 2019. Our operating cash flows result primarily from cash received from our customers, offset by cash payments for such items as inventory, employee compensation, operating leases, income taxes and interest payments on our outstanding debt obligations. The decrease in cash provided by operating activities in the first quarter of 2020 was primarily due to incremental cash used for working capital, which included a final payment of $2.4 million in 2020 to settle current liabilities associated with our post-retirement restoration plan. The incremental cash used for working capital also included changes in accounts payable, which used cash of $3.4 million in the first quarter of 2020 compared with providing cash of $3.9 million in the 2019 period primarily due to payments related to inventory purchases for large capital orders. These uses of cash were offset in part by collections on accounts receivable that provided cash of $1.9 million in the first quarter of 2020 compared to using cash of $1.2 million in the first quarter of 2019 due to the timing of cash collections.

Investing Activities
Our investing activities used cash of $2.7 million in the first quarter of 2020 compared with $177.2 million in the first quarter of 2019. The 2019 quarter included a use of cash of $175.3 million for the purchase of SMH.

KADANT INC.

Liquidity and Capital Resources (continued)

Financing Activities
Our financing activities used cash of $7.0 million in the first quarter of 2020 compared with providing cash of $178.2 million in the first quarter of 2019. The 2019 quarter included $189.0 million of U.S. dollar-denominated borrowings under our revolving credit facility primarily used for the purchase of SMH. We used cash of $3.0 million primarily for payments on our outstanding debt obligations in the first quarter of 2020 compared with $6.4 million in 2019. We did not borrow any funds from our revolving credit facility in the first quarter of 2020 and, beginning in March 2020, did not make additional discretionary principal payments on our outstanding debt obligations to conserve our global cash resources for short-term cash needs that may develop as a result of the COVID-19 pandemic.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $2.7 million reduction in cash in the first quarter of 2020 is primarily related to the strengthening of the U.S. dollar, particularly against the Mexican peso, Canadian dollar and Brazilian real.

Debt Obligations
Under our revolving credit facility, we have a borrowing capacity of $400 million, of which $141.5 million was available to borrow as of March 28, 2020, along with an additional uncommitted unsecured incremental borrowing facility of $150 million. In addition, under our uncommitted Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement), we may issue up to an additional $115 million of senior promissory notes. Under these agreements, our leverage ratio must be less than 3.75. As of March 28, 2020, our leverage ratio was 2.04 and we were in compliance with our debt covenants. With the exception of quarterly payments of $0.3 million on our real estate loan and principal payments under lease obligations, we have no mandatory principal payments on our debt obligations until 2023. See Note 4, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 15, 2019, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 15, 2019 to May 15, 2020. We have not repurchased any shares of our common stock under this authorization.
We plan to make expenditures of approximately $4 million to $5 million during the remainder of 2020 for property, plant, and equipment. We have currently reduced our anticipated capital expenditures as part of our effort to conserve our global cash resources for any short-term cash needs that may develop as a result of the COVID-19 pandemic.
We paid cash dividends of $2.6 million in the first quarter of 2020. On March 3, 2020, we declared a quarterly cash dividend of $0.24 per share totaling $2.8 million that was paid on May 5, 2020. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
As of March 28, 2020, we had approximately $241.3 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $233.4 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. In the first quarter of 2020, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely reinvested foreign earnings to the United States would be approximately $5.8 million.
In the future, our liquidity position will be affected by the level of cash flows from operations, cash paid to service our debt obligations, acquisitions, capital projects, dividends, and stock repurchases. We believe that our existing resources, together with the borrowings available under our revolving credit facility and available through our Note Purchase Agreement, as well as the cash we expect to generate from operations, will be sufficient to meet the capital requirements of our current operations for the foreseeable future.

KADANT INC.

Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments
There have been no significant changes to our contractual obligations and other commercial commitments during the three months ended March 28, 2020, compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2020. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of March 28, 2020, our Chief Executive Officer and Chief Financial Officer concluded that as of March 28, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Except for the revised risk factors below regarding “Our global operations subject us to various risks that may adversely affect our results of operations” and "We have significant international sales and operations and face risks related to health epidemics, including the coronavirus (COVID-19) which has and continues to adversely affect our business and results of operations," there have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (Form 10-K). The COVID-19 pandemic has led to general uncertainty and adverse changes in global economic conditions and heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Form 10-K. The risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the revised risk factors set forth below.

KADANT INC.

Item 1A – Risk Factors (continued)

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

•	economic sanctions, trade embargoes, or other adverse trade regulations;

•	environmental and other regulations can adversely impact our ability to operate our facilities;

•	disruption from climate change, natural disaster, including earthquakes and/or tornadoes, fires, war, terrorist activity, and other force majeure events beyond our control;

•	changes in zoning laws that may require relocation of our manufacturing operations;

•	disruption from fast-spreading health epidemics which have and may continue to result in widespread interruption of business operations;

•	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages;

•	political unrest may disrupt commercial activities of ours or our customers;

•	fluctuations in foreign currency exchange rates and foreign interest rates beyond our control;

•	it may be difficult to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments; and

•	the protection of intellectual property in foreign countries may be more difficult to enforce.

Operating globally subjects us to various risks that may adversely affect our results of operations in the future.

We have significant international sales and operations and face risks related to health epidemics, including the novel coronavirus (COVID-19) which has and continues to adversely affect our business and results of operations.
Our business and operations have been and may continue to be adversely affected by the effects of a widespread outbreak of a contagious disease and other adverse public health developments, including disruptions or restrictions on our employees’ and other service providers’ ability to travel, temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain, potentially including single source suppliers, and other disruptions in the supply chain. In addition, an outbreak of a contagious disease could impact global trade and reduce demand for our products, and adversely affect the U.S. or global economy and capital markets.
In December 2019, COVID-19 was first reported in China, and in March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The COVID-19 pandemic has adversely affected, and may continue to adversely affect in the future, our business and results of operations, as government authorities have imposed temporary mandatory closures of our facilities, travel restrictions, work-from-home orders and social distancing protocols and other restrictions that have impacted our ability to adequately staff and maintain our operations at normal levels. Additionally, our financial results have been adversely impacted and may be adversely impacted in the future by decreased levels of bookings and customer-requested delays on certain capital projects and service work, which has affected and may adversely affect in the future our ability to recognize revenue for sales of such products and services. In March 2020, we experienced a significant decrease in market capitalization due to a decline in our stock price, and the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the outbreak of COVID-19.
The COVID-19 pandemic has evolved and continues to evolve rapidly. As a result, we cannot reasonably estimate the scope of the impact of COVID-19 on our business and the adverse effect and impact COVID-19 may ultimately have on our business and our stock price. For instance, we may face additional requests from customers to delay the production or delivery of our products, particularly capital equipment products, which would affect our ability to recognize revenue for sales of such products. Other customers may decide not to proceed with large capital equipment orders in order to conserve their cash. A delay on our part of the production of our products may lead to liquidated damages owed to our customers. Further implementation or extension of government-mandated closure or “shelter-in-place” orders related to the COVID-19 pandemic

KADANT INC.

Item 1A – Risk Factors (continued)

may create further disruption to our operations, our workforce, the supply chain, and our customer and vendor operations. The effect of the COVID-19 pandemic on the global economy is uncertain, and we may be further adversely affected by general economic conditions, even as the spread of COVID-19 is contained and government mandates are repealed. The future impact of COVID-19 could include further disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
In addition, if the current COVID-19 outbreak continues and results in a further prolonged period of travel, commercial and other similar restrictions, we could experience global supply disruptions and may incur costs to mitigate such disruptions, which could be significant. New information may emerge concerning the severity of COVID-19, the pace and method through which it is transmitted, contained and/or treated, and the nature of the approach of the local governments in the jurisdictions in which we operate to handling the outbreak, any of which could impact our employees, operations, suppliers, customers and/or operating and financial results, including our ability to determine our quarterly results. Although we have worked and continue to work diligently to ensure that our global facilities can operate with minimal disruption, mitigate the impact of the outbreak on our employees’ health and safety, and address potential supply chain impact on ourselves and our customers, the full extent to which COVID-19 has affected and will affect the global economy and our results will depend on future developments and factors that cannot be predicted.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

10.1*	Summary of non-employee director compensation of the Registrant.

10.2
Third Amendment, dated as of March 16, 2020, to the Amended and Restated Credit Agreement dated as of March 1, 2017 by and among the Registrant, the Foreign Subsidiary Borrowers from time to time parties thereto, the several banks and other financial institutions or entities from time to time parties thereto, Citizens Bank, N.A., as Administrative Agent and Multicurrency Administrative Agent.

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: May 6, 2020	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)