Form 10-Q
period 2020-06-27
KADANT INC
filed 2020-08-05
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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

As of July 24, 2020, the registrant had 11,500,187 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended June 27, 2020

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	June 27, 2020	December 28, 2019
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$57,499	$66,786
Restricted cash	3,450	1,487
Accounts receivable, net of allowances of $2,914 and $2,698	89,393	95,740
Inventories	109,663	102,715
Unbilled revenue	10,444	13,162
Other current assets	17,202	17,686
Total Current Assets	287,651	297,576
Property, Plant, and Equipment, net of accumulated depreciation of $99,366 and $95,309	82,242	86,032
Other Assets	40,092	45,851
Intangible Assets, Net (Note 1)	167,314	173,896
Goodwill (Note 1)	337,993	336,032
Total Assets	$915,292	$939,387

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations (Note 6)	$20,387	$2,851
Accounts payable	39,922	45,852
Accrued payroll and employee benefits	25,388	31,968
Customer deposits	22,716	24,012
Advanced billings	6,110	11,280
Other current liabilities	33,863	30,206
Total Current Liabilities	148,386	146,169
Long-Term Obligations (Note 6)	262,760	298,174
Other Long-Term Liabilities	63,787	67,965

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	107,202	106,698
Retained earnings	453,874	435,249
Treasury stock at cost, 3,127,565 and 3,214,888 shares	(76,638)	(78,778)
Accumulated other comprehensive items (Note 9)	(45,863)	(37,620)
Total Kadant Stockholders' Equity	438,721	425,695
Noncontrolling interest	1,638	1,384
Total Stockholders' Equity	440,359	427,079
Total Liabilities and Stockholders' Equity	$915,292	$939,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands, except per share amounts)
Revenue (Notes 1 and 12)	$152,860	$177,165	$311,987	$348,481

Costs and Operating Expenses:
Cost of revenue	86,412	102,794	177,216	203,595
Selling, general, and administrative expenses	45,073	48,467	90,665	97,786
Research and development expenses	2,798	2,762	5,874	5,383
Restructuring costs (Note 3)	456	—	456	—
	134,739	154,023	274,211	306,764

Operating Income	18,121	23,142	37,776	41,717

Interest Income	37	59	88	115
Interest Expense	(1,931)	(3,573)	(4,390)	(7,077)
Other Expense, Net	(31)	(99)	(63)	(198)

Income Before Provision for Income Taxes	16,196	19,529	33,411	34,557
Provision for Income Taxes (Note 5)	4,474	3,128	9,033	7,091
Net Income	11,722	16,401	24,378	27,466

Net Income Attributable to Noncontrolling Interest	(115)	(97)	(240)	(262)

Net Income Attributable to Kadant	$11,607	$16,304	$24,138	$27,204

Earnings per Share Attributable to Kadant (Note 4)
Basic	$1.01	$1.46	$2.11	$2.44
Diluted	$1.00	$1.42	$2.09	$2.38

Weighted Average Shares (Note 4)
Basic	11,482	11,194	11,457	11,164
Diluted	11,552	11,448	11,530	11,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands)
Net Income	$11,722	$16,401	$24,378	$27,466
Other Comprehensive Items:
Foreign currency translation adjustment	4,742	1,953	(7,832)	1,488
Pension and other post-retirement liability adjustments, net (net of tax provision of $–, $2, $20 and $10)	(2)	7	48	28
Effect of other post-retirement plan settlement	—	—	(119)	—
Deferred loss on cash flow hedges (net of tax benefit of $3, $39, $122 and $143)	(24)	(164)	(326)	(401)
Total other comprehensive items	4,716	1,796	(8,229)	1,115
Comprehensive Income	16,438	18,197	16,149	28,581
Comprehensive Income Attributable to Noncontrolling Interest	(140)	(120)	(254)	(252)
Comprehensive Income Attributable to Kadant	$16,298	$18,077	$15,895	$28,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
(In thousands)
Operating Activities
Net income attributable to Kadant	$24,138	$27,204
Net income attributable to noncontrolling interest	240	262
Net income	24,378	27,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,174	16,541
Stock-based compensation expense	3,516	3,467
Provision for losses on accounts receivable	303	39
Gain on sale of property, plant, and equipment	—	(189)
Other items, net	(565)	851
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,761	(2,855)
Unbilled revenue	2,706	2,131
Inventories	(9,372)	(9,326)
Other current assets	1,572	(3,417)
Accounts payable	(5,032)	3,419
Other current liabilities	(9,233)	(5,639)
Net cash provided by operating activities	28,208	32,488

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(7,066)	(176,855)
Purchases of property, plant, and equipment	(3,597)	(4,143)
Proceeds from sale of property, plant, and equipment	11	368
Net cash used in investing activities	(10,652)	(180,630)

Financing Activities
Repayment of short- and long-term obligations	(24,160)	(24,562)
Proceeds from issuance of long-term obligations	7,000	191,000
Dividends paid	(5,381)	(5,014)
Tax withholding payments related to stock-based compensation	(2,318)	(2,670)
Proceeds from issuance of Company common stock	1,445	1,697
Payment of debt issuance costs	—	(52)
Net cash (used in) provided by financing activities	(23,414)	160,399

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(1,466)	(236)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(7,324)	12,021
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	68,273	46,117
Cash, Cash Equivalents, and Restricted Cash at End of Period	$60,949	$58,138

See Note 1, under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended June 27, 2020
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 28, 2020	14,624,159	$146	$105,457	$445,027	3,154,644	$(77,302)	$(50,554)	$1,498	$424,272
Net income	—	—	—	11,607	—	—	—	115	11,722
Dividend declared – Common Stock, $0.24 per share	—	—	—	(2,760)	—	—	—	—	(2,760)
Activity under stock plans	—	—	1,745	—	(27,079)	664	—	—	2,409
Other comprehensive items	—	—	—	—	—	—	4,691	25	4,716
Balance at June 27, 2020	14,624,159	$146	$107,202	$453,874	3,127,565	$(76,638)	$(45,863)	$1,638	$440,359

	Six Months Ended June 27, 2020
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2019	14,624,159	$146	$106,698	$435,249	3,214,888	$(78,778)	$(37,620)	$1,384	$427,079
Net income	—	—	—	24,138	—	—	—	240	24,378
Dividends declared – Common Stock, $0.48 per share	—	—	—	(5,513)	—	—	—	—	(5,513)
Activity under stock plans	—	—	504	—	(87,323)	2,140	—	—	2,644
Other comprehensive items	—	—	—	—	—	—	(8,243)	14	(8,229)
Balance at June 27, 2020	14,624,159	$146	$107,202	$453,874	3,127,565	$(76,638)	$(45,863)	$1,638	$440,359

	Three Months Ended June 29, 2019
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 30, 2019	14,624,159	$146	$102,780	$401,891	3,449,728	$(84,532)	$(40,024)	$1,735	$381,996
Net income	—	—	—	16,304	—	—	—	97	16,401
Dividend declared – Common Stock, $0.23 per share	—	—	—	(2,590)	—	—	—	—	(2,590)
Activity under stock plans	—	—	987	—	(80,424)	1,970	—	—	2,957
Other comprehensive items	—	—	—	—	—	—	1,773	23	1,796
Balance at June 29, 2019	14,624,159	$146	$103,767	$415,605	3,369,304	$(82,562)	$(38,251)	$1,855	$400,560

	Six Months Ended June 29, 2019
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 29, 2018	14,624,159	$146	$104,731	$393,578	3,514,163	$(86,111)	$(39,376)	$1,603	$374,571
Net income	—	—	—	27,204	—	—	—	262	27,466
Adoption of ASU No. 2016-02, Leases	—	—	—	(17)	—	—	—	—	(17)
Dividends declared – Common Stock, $0.46 per share	—	—	—	(5,160)	—	—	—	—	(5,160)
Activity under stock plans	—	—	(964)	—	(144,859)	3,549	—	—	2,585
Other comprehensive items	—	—	—	—	—	—	1,125	(10)	1,115
Balance at June 29, 2019	14,624,159	$146	$103,767	$415,605	3,369,304	$(82,562)	$(38,251)	$1,855	$400,560

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

COVID-19
On March 11, 2020, the World Health Organization designated the novel coronavirus a global pandemic (COVID-19), and a national emergency was subsequently declared by the U.S. government. The pandemic has negatively affected the global economy, disrupted global supply chains, and resulted in significant travel and transport restrictions, which have adversely affected the Company’s bookings and financial results. The impact of the COVID-19 pandemic, including the resulting economic impact, continues to evolve and the Company is closely monitoring its impact on all aspects of its business.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at June 27, 2020, its results of operations, comprehensive income, and stockholders' equity for the three- and six-month periods ended June 27, 2020 and June 29, 2019, and its cash flows for the six-month periods ended June 27, 2020 and June 29, 2019. Interim results are not necessarily indicative of results for a full year or for any other interim period.
The condensed consolidated balance sheet presented as of December 28, 2019 has been derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The condensed consolidated financial statements and related notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and do not contain certain information included in the annual consolidated financial statements and related notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC.

Financial Statement Presentation
In the first quarter of 2020, the Company realigned its business segments into three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Company previously reported its financial results by combining its operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. Financial information for 2019 has been recast to conform to the new segment presentation. See Note 12, Business Segment Information, for further detail regarding the Company's segments.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the six months ended June 27, 2020, except that the Company no longer considers its policy with respect to accounting for pension benefits to be a critical accounting policy due to the settlement of its U.S. pension plan in December 2019.

Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Cash Paid for Interest	$4,186	$6,108
Cash Paid for Income Taxes, Net of Refunds	$7,036	$12,975

Non-Cash Investing Activities:
Fair value of assets acquired	$9,164	$209,350
Cash paid for acquired businesses	(7,537)	(179,286)
Liabilities Assumed of Acquired Businesses	$1,627	$30,064

Non-cash additions to property, plant, and equipment	$150	$306

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$4,027	$3,743
Dividends declared but unpaid	$2,760	$2,590

Restricted Cash
The Company's restricted cash serves as collateral for potential claims in China and bank guarantees associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire over the next twelve months.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	June 27, 2020	June 29, 2019	December 28, 2019	December 29, 2018
Cash and cash equivalents	$57,499	$57,049	$66,786	$45,830
Restricted cash	3,450	1,089	1,487	287
Total Cash, Cash Equivalents, and Restricted Cash	$60,949	$58,138	$68,273	$46,117

Inventories
The components of inventories are as follows:

	June 27, 2020	December 28, 2019
(In thousands)
Raw Materials	$49,174	$49,332
Work in Process	15,765	15,344
Finished Goods	44,724	38,039
	$109,663	$102,715

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
June 27, 2020
Definite-Lived
Customer relationships	$174,423	$(58,560)	$(5,161)	$110,702
Product technology	56,568	(29,712)	(1,878)	24,978
Tradenames	6,753	(2,677)	(427)	3,649
Other	18,248	(13,572)	(591)	4,085
	255,992	(104,521)	(8,057)	143,414
Indefinite-Lived
Tradenames	24,100	—	(200)	23,900
Acquired Intangible Assets	$280,092	$(104,521)	$(8,257)	$167,314

December 28, 2019
Definite-Lived
Customer relationships	$171,583	$(51,798)	$(4,141)	$115,644
Product technology	56,011	(27,819)	(1,709)	26,483
Tradenames	6,527	(2,421)	(427)	3,679
Other	17,964	(13,295)	(593)	4,076
	252,085	(95,333)	(6,870)	149,882
Indefinite-Lived
Tradenames	24,100	—	(86)	24,014
Acquired Intangible Assets	$276,185	$(95,333)	$(6,956)	$173,896

Gross intangible assets include $3,907,000 for acquired intangible assets from acquisitions that occurred in the second quarter of 2020. See Note 2, Acquisitions, for further details.
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

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 28, 2019 (a)
Gross balance	$97,680	$207,536	$116,325	$421,541
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	97,680	122,027	116,325	336,032
2020 Adjustments
Acquisition (Note 2)	—	4,001	—	4,001
Currency translation	(673)	(1,614)	247	(2,040)
Total 2020 adjustments	(673)	2,387	247	1,961
Balance at June 27, 2020
Gross balance	97,007	209,923	116,572	423,502
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$97,007	$124,414	$116,572	$337,993

(a) Goodwill balances as of December 28, 2019 have been recast to conform to the current period presentation. See Note 12, Business Segment Information, for further details regarding the Company's change in reportable operating segments.

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
In March 2020, the Company experienced a significant decrease in market capitalization due to a decline in the Company’s stock price. During that time, the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the outbreak of COVID-19. Based on these occurrences, the Company concluded that a triggering event had occurred related to the indefinite-lived assets within its material handling reporting unit. As a result, the Company prepared a quantitative impairment analysis (Step 1) for its material handling reporting unit, which indicated that its fair value exceeded its carrying value and the indefinite-lived assets were not impaired. In the second quarter of 2020, the Company’s market capitalization and the overall stock market, which are potential impairment indicators, recovered from their decreased levels that existed at the end of the first quarter of 2020. No other events that would trigger an impairment analysis were identified during the second quarter of 2020. The Company will continue to monitor for impairment indicators throughout the remainder of 2020 and will conduct an interim period impairment analysis as required.

Warranty Obligations
The Company's contracts covering the sale of its products include warranty provisions that provide assurance to its customers that the products will comply with agreed-upon specifications during a defined period of time. The Company negotiates the terms regarding warranty coverage and length of warranty depending on the products and applications.
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

	Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Balance at Beginning of Year	$6,467	$5,726
Provision charged to expense	2,675	2,368
Usage	(2,721)	(1,755)
Acquisition	—	303
Currency translation	(67)	37
Balance at End of Period	$6,354	$6,679

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Point in Time	$129,797	$157,716	$265,889	$305,992
Over Time	23,063	19,449	46,098	42,489
	$152,860	$177,165	$311,987	$348,481

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
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Revenue by Product Type:
Parts and Consumables	$97,261	$111,917	$202,358	$224,767
Capital	55,599	65,248	109,629	123,714
	$152,860	$177,165	$311,987	$348,481
Revenue by Geography:
North America	$88,718	$98,667	182,541	199,543
Europe	37,916	43,813	73,930	82,798
Asia	16,237	23,696	32,145	40,774
Rest of World	9,989	10,989	23,371	25,366
	$152,860	$177,165	$311,987	$348,481

See Note 12, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	June 27, 2020	December 28, 2019
(In thousands)
Accounts Receivable	$89,393	$95,740
Contract Assets	$10,444	$13,162
Contract Liabilities	$30,730	$37,216

Contract assets represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advance payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer. The Company recognized revenue of $7,158,000 in the second quarter of 2020 and $4,427,000 in the second quarter of 2019, $26,866,000 in the first six months of 2020, and $23,522,000 in the first six months of 2019 that was included in the contract liabilities balance at the beginning of 2020 and 2019, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining partially unsatisfied performance obligations as of

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

June 27, 2020 was $9,798,000. The Company will recognize revenue for these performance obligations as they are satisfied, approximately 98% of which is expected to be recognized within the next twelve months.
Customers in China will often settle their accounts receivable with banker's acceptance drafts, in which case cash settlement will be delayed until the drafts mature or are settled prior to maturity. For customers outside of China, final payment for the majority of the Company's products is received in the quarter following the product shipment. Certain of the Company's contracts include a longer period before final payment is due, which is typically within one year of final shipment or transfer of control to the customer.
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

Accounts Receivable and Allowance for Credit Losses
The Company's accounts receivable arise from sales on credit to customers, are recorded at the invoiced amount, and do not bear interest. The Company establishes an allowance for credit losses to reduce accounts receivable to the net amount expected to be collected. The Company exercises judgment in determining its allowance for credit losses, which is based on its historical collection and write-off experience, adjusted for current macroeconomic trends and conditions, credit policies, specific customer collection issues, and accounts receivable aging. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and each customer's current creditworthiness. The Company continuously monitors collections and payments from its customers. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. In some instances, the Company utilizes letters of credit to mitigate its credit exposure.
The changes in the allowance for credit losses are as follows:

	Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Balance at Beginning of Period	$2,698	$2,897
Provision charged to expense	303	39
Accounts written off	(42)	(122)
Currency translation	(45)	(4)
Balance at End of Period	$2,914	$2,810

Banker's Acceptance Drafts included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $3,224,000 at June 27, 2020 and $5,230,000 at December 28, 2019, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, which changes the way entities recognize impairment of financial assets, such as accounts receivable, by requiring immediate recognition of estimated credit losses expected to occur over their remaining lives. During 2018 and 2019, the FASB issued additional guidance and clarification. The Company adopted this ASU using a modified retrospective method at the beginning of fiscal 2020 and its adoption did not have a material impact on the condensed consolidated financial statements. See Accounts Receivable and Allowance for Credit Losses in this section for information on the Company's allowance for credit losses.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Operations and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of reference rates, such as the London Interbank Offered Rate (LIBOR), if certain criteria are met. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The guidance in this ASU is applicable to the Company's existing contracts and hedging relationships that reference LIBOR and may be adopted prospectively beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance, including the recognition of franchise tax, the treatment of a step up in the tax basis of goodwill, and the timing for recognition of enacted changes in tax laws or rates in the interim period annual effective tax rate computation. This new guidance is effective in fiscal 2021, with early adoption permitted. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.

2.    Acquisitions

The Company’s acquisitions have been accounted for using the purchase method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition costs are included in selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income as incurred. The Company recorded acquisition costs of $407,000 in the first six months of 2020 and $843,000 in the first six months of 2019.
On June 1, 2020, the Company’s Industrial Processing segment acquired Cogent Industrial Technologies Ltd. (Cogent) for approximately $6,837,000, net of cash acquired, subject to a post-closing adjustment. The Company funded the acquisition through borrowings under its revolving credit facility. Intangible assets acquired totaled $3,350,000 and primarily related to customer relationships. Cogent, based in British Columbia, Canada, is an industrial automation and controls solution provider that offers expertise in process technology integration, industrial automation and controls, industrial safety, project management, and operational performance management systems.
In the second quarter of 2020, the Company’s Industrial Processing segment also acquired certain intellectual property from a company in Austria for $416,000, of which $229,000 was paid in the second quarter of 2020. The Company expects to pay the remaining amount no later than the first quarter of 2022.

3.    Restructuring Costs

In the second quarter of 2020, the Company recorded restructuring costs of $456,000 for severance associated with headcount reductions of 30 employees within its Flow Control segment. The Company also reduced its workforce by 21 employees within its Industrial Processing segment with no associated severance costs. These cost-containment measures were taken to reduce future payroll-related overhead and operating costs in response to the slowdown in the global economy, largely driven by COVID-19. These headcount reductions affected approximately 2% of the Company's workforce.
A summary of the changes in accrued restructuring costs related to the 2020 restructuring plan included in other accrued expenses in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Severance
Provision	$456
Usage	(144)
Currency translation	(2)
Balance at June 27, 2020	$310

The Company expects to pay the remaining accrued restructuring costs primarily in the third quarter of 2020.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(In thousands, except per share amounts)

Net Income Attributable to Kadant	$11,607	$16,304	$24,138	$27,204

Basic Weighted Average Shares	11,482	11,194	11,457	11,164
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	70	254	73	252
Diluted Weighted Average Shares	11,552	11,448	11,530	11,416

Basic Earnings per Share	$1.01	$1.46	$2.11	$2.44

Diluted Earnings per Share	$1.00	$1.42	$2.09	$2.38

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 36,000 shares in the second quarter of 2020, 44,000 shares in the second quarter of 2019, 39,000 shares in the first six months of 2020, and 44,000 in the first six months of 2019 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

5.    Provision for Income Taxes

The provision for income taxes was $9,033,000 in the first six months of 2020 and $7,091,000 in the first six months of 2019. The effective tax rate of 27% in the first six months of 2020 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of worldwide earnings, state taxes, and tax expense associated with Global Intangible Low-Taxed Income (GILTI) provisions. These increases in tax expense were offset in part by net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 21% in the first six months of 2019 was equal to the Company's statutory rate and included a net discrete tax benefit associated with foreign exchange losses and tax costs recognized upon the repatriation of certain previously taxed foreign earnings and a tax benefit related to the net excess income tax benefits from stock-based compensation arrangements. These tax benefits were offset by tax expense primarily related to nondeductible expenses, the distribution of worldwide earnings, GILTI, and state taxes.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law and provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief. The enactment of the CARES Act did not have a material impact on the Company’s provision for income taxes in the first six months of 2020. The Company continues to monitor any effects that may result from the CARES Act.

6.    Short- and Long-Term Obligations

Short- and long-term obligations are as follows:

	June 27, 2020	December 28, 2019
(In thousands)
Revolving Credit Facility, due 2023	$248,743	$265,419
Commercial Real Estate Loan, due 2020 (a)	18,900	19,425
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2020 to 2025	1,882	2,308
Other Borrowings, due 2020 to 2023	3,740	4,000
Unamortized Debt Issuance Costs	(118)	(127)
Total	283,147	301,025
Less: Short-term Obligations and Current Maturities of Long-Term Obligations	(20,387)	(2,851)
Long-Term Obligations	$262,760	$298,174

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Short- and Long-Term Obligations (continued)

(a) See further details on the repayment of this loan under the header Commercial Real Estate Loan below and Note 14, Subsequent Event.
See Note 10, Derivatives, for the fair value information related to the Company's short- and long-term obligations.

Revolving Credit Facility
The Company entered into a five-year, unsecured multi-currency revolving credit facility, dated as of March 1, 2017 (as amended and restated to date, the Credit Agreement). Pursuant to the Credit Agreement, the Company has a borrowing capacity of $400,000,000, with an uncommitted, unsecured incremental borrowing facility of $150,000,000, and a maturity date of December 14, 2023. Interest on borrowings outstanding accrues and is payable in arrears calculated at one of the following rates selected by the Company: (i) the Base Rate, plus an applicable margin of 0% to 1.25%, or (ii) LIBOR (with a zero percent floor), as defined, plus an applicable margin of 1% to 2.25%. The Base Rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as published by Citizens Bank, N.A. (Citizens) and (c) thirty-day U.S. dollar LIBOR (USD LIBOR), as defined, plus 0.50%. The applicable margin is determined based upon the ratio of the Company's total debt, net of unrestricted cash up to $30,000,000 and certain debt obligations, to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement.
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
Loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. In addition, one of the Company’s foreign subsidiaries entered into a separate guarantee agreement limited to certain obligations of two foreign subsidiary borrowers. As of June 27, 2020, the outstanding balance under the Credit Agreement was $248,743,000, and included $58,905,000 of euro-denominated borrowings and $22,838,000 of Canadian dollar-denominated borrowings. As of June 27, 2020, the Company had $150,830,000 of borrowing capacity available under the Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
See Note 10, Derivatives, under the heading Interest Rate Swap Agreements, for information relating to the swap agreements used to hedge the Company’s exposure to movements in the three-month USD LIBOR on its U.S. dollar-denominated debt borrowed under the Credit Agreement.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 1.85% as of June 27, 2020.

Commercial Real Estate Loan
In 2018, the Company and certain domestic subsidiaries borrowed $21,000,000 under a ten-year promissory note (Real Estate Loan), which was repayable in quarterly principal installments of $262,500 with the remaining principal balance of $10,500,000 due July 6, 2028. Interest accrued and was payable quarterly in arrears at a fixed rate of 4.45% per annum. The effective interest rate for the Real Estate Loan, including amortization of debt issuance costs, was 4.60% as of June 27, 2020.
The Real Estate Loan was secured by real estate and related personal property of the Company and certain of its domestic subsidiaries, pursuant to mortgage and security agreements (Mortgage and Security Agreements). Obligations under the Real Estate Loan could have been accelerated upon the occurrence of an event of default under the Real Estate Loan and the Mortgage and Security Agreements, which included customary events of default for financings of this type. In addition, a default under the Credit Agreement or any successor credit facility would have been an event of default under the Real Estate Loan.
On June 18, 2020, the Company delivered a prepayment notice to the lender bank of its intent to prepay the outstanding principal balance on the Real Estate Loan of $18,900,000 on July 20, 2020, together with accrued interest and a prepayment fee of 1.00% of the outstanding principal balance. In connection with the prepayment of the Real Estate Loan, the Mortgage and Security Agreements terminated. Accordingly, the outstanding balance and the associated unamortized debt issuance costs are included in short-term obligations in the accompanying condensed consolidated balance sheet as of June 27, 2020. See Note 14, Subsequent Event, for further details.

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
In accordance with the Note Purchase Agreement, the Company may also issue additional senior promissory notes (together with the Initial Notes, the Senior Promissory Notes) up to an additional $115,000,000 until the earlier of December 14, 2021 or the thirtieth day after written notice to terminate the issuance and sale of additional notes pursuant to the Note Purchase Agreement. The Senior Promissory Notes are pari passu with the Company’s indebtedness under the Credit Agreement, and any other senior debt, subject to certain specified exceptions, and participate in a sharing agreement with respect to the obligations of the Company and its subsidiaries under the Credit Agreement. The Senior Promissory Notes are guaranteed by certain of the Company’s domestic subsidiaries.

Debt Compliance
As of June 27, 2020, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for its vehicles.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $1,026,000 at June 27, 2020. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,493,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, it will receive cash from the landlord to settle the loan receivable. As of June 27, 2020, $3,630,000 was outstanding under this obligation.

7.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,877,000 in the second quarter of 2020, $1,914,000 in the second quarter of 2019, $3,516,000 in the first six months of 2020, and $3,467,000 in the first six months of 2019 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $8,409,000 at June 27, 2020 and will be recognized over a weighted average period of 1.9 years.
On May 12, 2020, the Company granted 8,340 RSUs in the aggregate to its then non-employee directors with a grant date fair value of $676,000. Half of these RSUs vested on June 1, 2020 and the remaining RSUs will vest ratably on the last day of the third and fourth fiscal quarters of 2020.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.    Retirement Benefit Plans

The Company includes the service cost component of net periodic benefit cost in operating income and all other components are included in other expense, net in the accompanying condensed consolidated statement of income.
In 2018, the Company's board of directors and its compensation committee approved amendments to freeze and terminate its U.S. pension plan (Retirement Plan) and its restoration plan (Restoration Plan). In the fourth quarter of 2019, the Company settled its Retirement Plan obligation. In the first quarter of 2020, the Company settled its Restoration Plan obligation of $2,427,000 by paying a lump sum to its plan participants. No benefit costs were incurred related to these plans in 2020.
The components of net periodic benefit cost are as follows:

	Three Months Ended June 27, 2020		Three Months Ended June 29, 2019
(In thousands, except percentages)	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$42	$1	$—	$43	$1
Interest Cost	21	11	284	28	37
Expected Return on Plan Assets	(15)	(1)	(248)	(17)	(1)
Recognized Net Actuarial Loss	10	4	8	5	3
Amortization of Prior Service Cost	1	—	—	—	—
	$59	$15	$44	$59	$40

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	2.06%	3.75%	4.10%	2.81%	4.44%
Expected Long-Term Return on Plan Assets	7.21%	7.21%	4.10%	9.22%	9.22%
Rate of Compensation Increase	3.14%	5.57%	—%	2.99%	5.57%

	Six Months Ended June 27, 2020		Six Months Ended June 29, 2019
(In thousands, except percentages)	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$86	$3	$—	$86	$2
Interest Cost	44	20	567	57	75
Expected Return on Plan Assets	(31)	(2)	(497)	(34)	(2)
Recognized Net Actuarial Loss	21	8	16	10	6
Amortization of Prior Service Cost	3	—	—	—	—
	$123	$29	$86	$119	$81

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	2.15%	3.84%	4.10%	2.81%	4.44%
Expected Long-Term Return on Plan Assets	7.21%	7.21%	4.10%	9.22%	9.22%
Rate of Compensation Increase	3.19%	5.57%	—%	2.99%	5.57%

Other than the payment made for the settlement of the Restoration Plan obligations in January 2020, the Company does not plan to make any other material cash contributions to its other pension and post-retirement plans in 2020.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 28, 2019	$(36,145)	$(831)	$(644)	$(37,620)
Other comprehensive (loss) income before reclassifications	(7,846)	25	(424)	(8,245)
Reclassifications from AOCI	—	(96)	98	2
Net current period other comprehensive items	(7,846)	(71)	(326)	(8,243)
Balance at June 27, 2020	$(43,991)	$(902)	$(970)	$(45,863)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	Statement of Income Line Item
Retirement Benefit Plans (a)
Recognized net actuarial loss	$(14)	$(16)	$(29)	$(32)	Other expense, net
Amortization of prior service cost	(1)	—	(3)	—	Other expense, net
Total expense before income taxes	(15)	(16)	(32)	(32)
Income tax benefit	4	4	128	8	Provision for income taxes
	(11)	(12)	96	(24)
Cash Flow Hedges (b)
Interest rate swap agreements	(72)	7	(106)	27	Interest expense
Forward currency-exchange contracts	—	(129)	(23)	(129)	Cost of revenue
Total expense before income taxes	(72)	(122)	(129)	(102)
Income tax benefit	17	38	31	33	Provision for income taxes
	(55)	(84)	(98)	(69)
Total Reclassifications	$(66)	$(96)	$(2)	$(93)

(a)	Included in the computation of net periodic benefit cost. See Note 8, Retirement Benefit Plans, for additional information.

(b)	See Note 10, Derivatives, for additional information.

10.    Derivatives

Interest Rate Swap Agreements
The Company has entered into interest rate swap agreements to hedge its exposure to movements in USD LIBOR on its U.S. dollar-denominated debt. In 2018, the Company entered into an interest rate swap agreement (2018 Swap Agreement) with Citizens, which has a $15,000,000 notional value and expires on June 30, 2023. On a quarterly basis, the Company receives three-month USD LIBOR, which is subject to a zero percent floor, and pays a fixed rate of interest of 3.15% plus an applicable margin as defined in the Credit Agreement. In 2015, the Company entered into an interest rate swap agreement (2015 Swap Agreement) with Citizens which had a $10,000,000 notional value and expired on March 27, 2020. Under the 2015 Swap

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

Agreement, the Company received three-month USD LIBOR and paid a fixed rate of interest of 1.5% plus an applicable margin as defined in the Credit Agreement.
The interest rate swap agreements have been designated as cash flow hedges and are structured to be 100% effective. Unrealized gains and losses related to the fair values of the swap agreements were recorded to AOCI, net of tax. In the event of early termination of the 2018 Swap Agreement, the Company will receive from or pay to the counterparty the fair value of the interest rate swap agreement, and the unrealized gain or loss outstanding will be recognized in earnings.
The counterparty to the 2018 Swap Agreement could demand an early termination of that agreement if the Company were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and if it were to be unable to cure the default. See Note 6, Short- and Long-Term Obligations, for further details.

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
The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income gains of $6,000 in the second quarter of 2020 and $5,000 in the second quarter of 2019, and losses of $28,000 in the first six months of 2020 and $32,000 in the first six months of 2019 associated with forward currency-exchange contracts that were not designated as hedges.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		June 27, 2020		December 28, 2019
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$47	$1,328	$—	$—
2015 Swap Agreement	Other Current Assets	$—	$—	$11	$10,000
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(43)	$842	$(75)	$4,825
2018 Swap Agreement	Other Long-Term Liabilities	$(1,286)	$15,000	$(770)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$7	$707	$3	$387
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(9)	$1,040	$(43)	$2,545

(a) See Note 11, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The total 2020 notional amounts are indicative of the level of the Company's recurring derivative activity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.    Derivatives (continued)

The following table summarizes the activity in AOCI associated with derivative instruments designated as cash flow hedges as of and for the six months ended June 27, 2020:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized Loss, Net of Tax, at December 28, 2019	$(589)	$(55)	$(644)
Loss reclassified to earnings (a)	81	17	98
(Loss) gain recognized in AOCI	(468)	44	(424)
Unrealized (Loss) Gain, Net of Tax, at June 27, 2020	$(976)	$6	$(970)

(a) See Note 9, Accumulated Other Comprehensive Items, for the income statement classification.

As of June 27, 2020, the Company expects to reclassify losses of $332,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity dates of the forward currency-exchange contracts.

11.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of June 27, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$8,712	$—	$—	$8,712
Banker's acceptance drafts (a)	$—	$3,224	$—	$3,224
Forward currency-exchange contracts	$—	$54	$—	$54
Liabilities:
2018 Swap Agreement	$—	$1,286	$—	$1,286
Forward currency-exchange contracts	$—	$52	$—	$52

	Fair Value as of December 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,920	$—	$—	$9,920
Banker's acceptance drafts (a)	$—	$5,230	$—	$5,230
2015 Swap Agreement	$—	$11	$—	$11
Forward currency-exchange contracts	$—	$3	$—	$3

Liabilities:
2018 Swap Agreement	$—	$770	$—	$770
Forward currency-exchange contracts	$—	$118	$—	$118

(a)	Included in accounts receivable in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.    Fair Value Measurements and Fair Value of Financial Instruments (continued)

The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first six months of 2020. Banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair values of interest rate swap agreements are based on LIBOR yield curves at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations and other borrowings, are as follows:

	June 27, 2020		December 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$248,743	$248,743	$265,419	$265,419
Commercial real estate loan	18,900	19,124	19,425	20,541
Senior promissory notes	10,000	10,595	10,000	10,803
	$277,643	$278,462	$294,844	$296,763

The carrying value of the Company's revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust frequently, based on prevailing market rates. The fair values of the commercial real estate loan and senior promissory notes are primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period ends, which represent Level 2 measurements. The fair value of the commercial real estate loan includes a prepayment penalty of $189,000 which was paid in connection with the prepayment of the loan in July 2020.

12.    Business Segment Information

The Company previously reported its financial results by combining its operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. During the first quarter of 2020, the Company changed its reportable operating segments to better align with its strategic initiatives to grow both organically and through acquisitions. Such growth and diversification resulted in a change in the internal organization of the Company and how its chief operating decision maker makes operating decisions, assesses the performance of the business, and allocates resources. Accordingly, the Company's financial results are reported in three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of the Company’s fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of the Company’s wood processing and stock-preparation product lines (excluding baling products); and the Material Handling segment consists of the Company’s conveying and screening, baling, and fiber-based product lines. Financial information for 2019 has been recast to conform to the new segment presentation. A description of each segment follows.

•
Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, and other industrial sectors. The Company's products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.

•
Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products and alternative fuel industries, among others. The Company's primary products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, and logging machinery. In addition, the Company provides industrial automation and digitization solutions to process industries.

•
Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. The Company's primary products include conveying and vibratory equipment and balers. In addition, the Company manufactures and sells biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Business Segment Information (continued)

The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2020	2019	2020	2019
Revenue
Flow Control	$51,365	$65,273	$108,514	$126,417
Industrial Processing	65,673	76,396	130,382	148,670
Material Handling	35,822	35,496	73,091	73,394
	$152,860	$177,165	$311,987	$348,481

Income Before Provision for Income Taxes
Flow Control (a)	$10,260	$15,133	$23,590	$28,117
Industrial Processing (b)	10,639	13,869	20,075	25,723
Material Handling (c)	3,593	1,259	7,727	1,990
Corporate (d)	(6,371)	(7,119)	(13,616)	(14,113)
Total operating income	18,121	23,142	37,776	41,717
Interest expense, net (e)	(1,894)	(3,514)	(4,302)	(6,962)
Other expense, net (e)	(31)	(99)	(63)	(198)
	$16,196	$19,529	$33,411	$34,557

Capital Expenditures
Flow Control	$337	$707	$1,158	$1,178
Industrial Processing	211	807	1,675	2,170
Material Handling	283	415	681	748
Corporate	80	46	83	47
	$911	$1,975	$3,597	$4,143

(a) Includes restructuring costs of $456,000 in the three- and six-month periods ended June 27, 2020.
(b) Includes $435,000 of acquisition-related expense in the three- and six-month periods ended June 27, 2020. Acquisition-related expenses include amortization expense associated with backlog and acquisition costs.
(c) Includes $1,523,000 in the three-month period ended June 29, 2019 and $5,674,000 in the six-month period ended June 29, 2019 of acquisition-related expense. Acquisition-related expenses include amortization expense associated with acquired profit in inventory and backlog and acquisition costs.
(d) Corporate primarily includes general and administrative expenses.
(e) The Company does not allocate interest and other expense, net to its segments.

13.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $5,341,000 at June 27, 2020 and $7,003,000 at December 28, 2019 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.    Commitments and Contingencies (continued)

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

14.    Subsequent Event
On June 18, 2020, the Company provided written notice of its intent to prepay the outstanding principal balance of the Real Estate Loan of $18,900,000, together with all accrued interest (Prepayment Amount). On July 20, 2020, the Company paid the Prepayment Amount, as well as a prepayment fee of $189,000, or 1.00% of the outstanding principal balance. The Real Estate Loan was secured by certain real estate and related personal property of the Company pursuant to certain Mortgage and Security Agreements, which terminated in connection with the prepayment of the Real Estate Loan. To prepay the Real Estate Loan, the Company borrowed $19,000,000 under the Credit Agreement.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “we,” “us,” “our,” and the “Company,” we mean Kadant Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q and the documents we incorporate by reference in this report include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not statements of historical fact and may include statements regarding possible or assumed future results of operations. Forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, using information currently available to our management. When we use words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "seeks," "should," "likely," "will," "would," "may," "continue," "could," or similar expressions, we are making forward-looking statements.
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
We previously reported our financial results by combining operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. During the first quarter of 2020, we changed our reportable operating segments to better align with our strategic initiatives to grow both organically and through acquisitions. See Note 12, Business Segment Information, in the accompanying condensed consolidated financial statements for further detail regarding our segments. Accordingly, our financial results are reported in three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing

KADANT INC.

Overview (continued)

segment consists of our wood processing and stock-preparation product lines (excluding our baling products); and the Material Handling segment consists of our conveying and screening, baling, and fiber-based product lines. Financial information for 2019 has been recast to conform to the new segment presentation. A description of each segment follows.

•
Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, and other industrial sectors. Our products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.

•
Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products, and alternative fuel industries, among others. Our products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, and logging machinery. In addition, we provide industrial automation and digitization solutions to process industries.

•
Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. Our products include conveying and vibratory equipment and balers. In addition, we manufacture and sell biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption.

Business Outlook and COVID-19 Update
In March 2020, the World Health Organization designated the novel coronavirus as a global pandemic (COVID-19). From the onset of the outbreak, we have focused our efforts on:

•
protecting the health and safety of our employees though precautionary measures, including working remotely when employees are not required to be physically present, social distancing, wearing face coverings, adding safety and hygiene protocols within our facilities, restricting travel and other safeguards;

•	as a critical infrastructure company, serving the needs and expectations of our customers;

•	working closely with our supply chain to minimize any potential disruption; and

•	preserving our liquidity position.
The COVID-19 pandemic has resulted in significant worldwide economic disruption and has adversely affected our bookings and results of operations in the second quarter of 2020 primarily due to delayed or reduced capital spending by our customers, as well as customer-requested delays on certain capital projects and service work. We also experienced a moderate decline in demand for our parts and consumables products as the pandemic continued. To offset these adverse effects on our business, we decreased discretionary spending in such areas as travel-related costs and incentive compensation, applied for government-sponsored COVID-19 employee retention programs, and executed restructuring actions to reduce payroll-related costs at certain of our operations. We expect the impact of COVID-19 on our business to continue in the third quarter and possibly for the remainder of the year.
Consolidated bookings decreased 24% to $133.0 million in the second quarter of 2020 compared to $174.0 million in the second quarter of 2019, which included a 2% decrease from the unfavorable effect of foreign currency translation. Our business outlook by segment, including updates on the impact of COVID-19, is as follows:

•
Flow Control – Bookings decreased 19% in the second quarter of 2020 compared with the second quarter of 2019. Bookings for capital equipment declined due to delayed or reduced capital spending by our customers, as well as delayed repair work as a result of COVID-19. Bookings for parts and consumables products also declined as a result of decreased demand from industrial customers due to COVID-19 related production downtime, shutdowns and visitation restrictions at many customer facilities, while demand from our packaging, food processing, and tissue customers remained relatively stable.

•
Industrial Processing – Bookings decreased 29% in the second quarter of 2020 compared with the second quarter of 2019. Capital equipment bookings at our European stock-preparation operations and parts and consumables bookings at our North American and European stock-preparation operations declined due to a reduction in customer spending as a result of COVID-19. Additionally, our North American wood processing operations experienced decreased demand for our timber-harvesting equipment, as well as overall reduced capital spending by our customers largely due to the impact of COVID-19. Orders for parts and consumables products at our North American wood processing operations

KADANT INC.

Overview (continued)

were impacted by idled mills in the early part of the quarter, but strengthened during the latter part of the quarter due to rebounds in lumber prices and improved U.S. housing starts, which increased mill run rates and parts consumption.

•
Material Handling – Bookings decreased 20% in the second quarter of 2020 compared with the second quarter of 2019. Demand for our conveying and vibratory equipment and balers declined due to reduced customer spending primarily as a result of COVID-19 related shutdowns and visitation restrictions.

Our liquidity position as of June 27, 2020 consisted of over $57 million of cash and cash equivalents, approximately $151 million of unused available borrowing capacity, and $265 million of uncommitted borrowing capacity. We currently do not have any material mandatory principal payments on our debt obligations until 2023. We continue to conserve cash by reducing operating expenses and capital spending and managing working capital. We intend to utilize legislative provisions related to COVID-19, such as employee retention programs and deferral of certain tax payments, where available and appropriate.
We continue to evaluate the impact of COVID-19 on our business and will take actions that are in the best interests of our employees, customers, and stakeholders or as mandated by governmental authorities. The impact on our results of operations, financial condition and cash flows will depend on certain developments, including the duration of the pandemic and its impact on our customers and suppliers, which are uncertain at this time. Accordingly, we cannot predict the extent of the impact that COVID-19 may have on our business for the remainder of fiscal 2020.
For more information on risks related to health epidemics to our business, including COVID-19, please see Risk Factors included in Part II, Item 1A, of this report.

Global Trade
In 2018, the United States began imposing tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure how our customers and competitors will react to certain actions we take. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A. Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, as further amended in Part II, Item 1A, within this report and as may be further amended and/or restated in subsequent filings with the SEC.

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

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities. In 2020, we made an acquisition in our Industrial Processing segment for approximately $6.8 million, net of cash acquired. See Note 2, Acquisitions, for further details. Our significant acquisition in 2019 is described below.
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

Results of Operations

Second Quarter 2020 Compared With Second Quarter 2019

Revenue
The following table presents the change in revenue by segment between the second quarters of 2020 and 2019, and those changes excluding the effect of foreign currency translation and an acquisition which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment in the second quarters of 2020 and 2019 was as follows:

							(Non-GAAP)
	Three Months Ended				Currency Translation	Acquisition	Change in Organic Revenue
(In thousands, except percentages)	June 27, 2020	June 29, 2019	Total (Decrease) Increase	% Change			(Decrease) Increase	% Change
Flow Control	$51,365	$65,273	$(13,908)	(21)%	(2,124)	$—	$(11,784)	(18)%
Industrial Processing	65,673	76,396	(10,723)	(14)%	(1,541)	205	(9,387)	(12)%
Material Handling	35,822	35,496	326	1%	(315)	—	641	2%
Consolidated Revenue	$152,860	$177,165	$(24,305)	(14)%	$(3,980)	$205	$(20,530)	(12)%
Consolidated revenue in the second quarter of 2020 decreased 14%, while consolidated organic revenue declined 12%, due to lower revenue at our Flow Control and Industrial Processing segments as described below. We expect a sequential decline in revenue in the third quarter of 2020, largely driven by the impact of the COVID-19 pandemic.
Revenue at our Flow Control segment decreased 21% in the second quarter of 2020, while organic revenue declined 18%. Organic revenue from capital equipment at most of our operations declined primarily due to customer reductions in capital spending, as well as customer-requested delays in installation and repairs, due to COVID-19. Additionally, the 2019 period included relatively high demand for capital equipment at our North American operations. Organic revenue was also impacted by a decline in demand for parts and consumables at our North American and European operations due to COVID-19 related production downtime and shutdowns at our customers, as well as visitation restrictions at many customer facilities.

KADANT INC.

Results of Operations (continued)

Revenue at our Industrial Processing segment decreased 14% in the second quarter of 2020, while organic revenue declined 12%. Organic revenue at our North American wood processing operations decreased due to the weakness in the lumber and oriented strand board industries, primarily for capital equipment, and was further impacted by reduced spending as a result of COVID-19. Organic revenue at our stock-preparation business was negatively impacted by decreased demand for capital equipment at our Chinese operations due to overcapacity in the Asian markets, and decreased demand for parts and consumables at our North American operations due to reduced customer spending as a result of COVID-19. These declines were partially offset by increased organic revenue from capital equipment at our North American stock-preparation operations due to several large orders that were received prior to the onset of the pandemic, and increased demand for parts and consumables at our Chinese operations due to the reopening of businesses we service.
Revenue and organic revenue at our Material Handling segment were relatively unchanged in the second quarter of 2020. Organic revenue from our conveying and vibratory equipment business increased primarily due to capital equipment revenues associated with a large order that was received in late 2019, partially offset by a decline in demand for parts and consumables due to a reduction in customer spending primarily as a result of COVID-19 related shutdowns and visitation restrictions. Organic revenue from our baler business declined due to a continued weak European economy, which was further impacted by COVID-19.

Gross Profit Margin
Gross profit margin by segment in the second quarters of 2020 and 2019 was as follows:

	Three Months Ended
	June 27, 2020	June 29, 2019
Flow Control	53.5%	51.0%
Industrial Processing	40.9%	39.4%
Material Handling	33.8%	30.9%
Consolidated Gross Profit Margin	43.5%	42.0%
Consolidated gross profit margin increased in the second quarter of 2020 primarily due to COVID-19 government-sponsored employee retention incentives of $1.3 million, which increased consolidated gross profit margin in the second quarter of 2020 by 0.8 percentage points, and the amortization of acquired profit in inventory related to the SMH acquisition of $1.2 million, which lowered consolidated gross profit margin in the second quarter of 2019 by 0.7 percentage points.
Gross profit margin at our Flow Control segment increased in the second quarter of 2020 due to improved margins on capital equipment, an increased proportion of higher-margin parts and consumables revenue, and employee retention incentives.
Gross profit margin at our Industrial Processing segment increased in the second quarter of 2020 due to employee retention incentives of $0.9 million, which improved the gross profit margin by 1.4 percentage points.
Gross profit margin at our Material Handling segment in the second quarter of 2019 was negatively affected by $1.2 million of amortization of acquired profit in inventory, which lowered the gross profit margin by 3.5 percentage points. Excluding the impact of amortization of acquired profit in inventory in the 2019 period, the gross profit margin decreased in the 2020 period primarily due to an increased proportion of lower-margin capital equipment revenue at our conveying and vibratory equipment business.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the second quarters of 2020 and 2019 were as follows:

	Three Months Ended
(In thousands, except percentages)	June 27, 2020	% of Revenue	June 29, 2019	% of Revenue	Decrease	% Change
Flow Control	$15,798	31%	$17,115	26%	$(1,317)	(8)%
Industrial Processing	14,920	23%	15,079	20%	(159)	(1)%
Material Handling	8,094	23%	9,257	26%	(1,163)	(13)%
Corporate	6,261	N/A	7,016	N/A	(755)	(11)%
Consolidated SG&A Expenses	$45,073	29%	$48,467	27%	$(3,394)	(7)%

KADANT INC.

Results of Operations (continued)

Consolidated SG&A expenses as a percentage of revenue increased to 29% in the second quarter of 2020 compared with 27% in the second quarter of 2019 due to lower revenues in the 2020 period. Consolidated SG&A expenses decreased $3.4 million in the second quarter of 2020 compared with the second quarter of 2019 primarily due to a reduction in travel-related costs of $3.1 million. In addition, SG&A expenses decreased due to a favorable effect of foreign currency translation of $1.1 million and COVID-19 government-sponsored employee retention incentives of $0.8 million, which were offset in part by acquisition costs in the second quarter of 2020.
SG&A expenses as a percentage of revenue at our Flow Control segment increased to 31% in the second quarter of 2020 compared with 26% in the second quarter of 2019 due to lower revenues in the 2020 period. SG&A expenses decreased in the second quarter of 2020 compared with the second quarter of 2019 due to reduced travel-related costs of $1.1 million and a favorable effect of foreign currency translation of $0.6 million. These decreases in SG&A expenses were partially offset by incremental currency transaction losses of $0.6 million, primarily on Euro and U.S. dollar-denominated cash at our Swedish and Mexican operations.
SG&A expenses as a percentage of revenue at our Industrial Processing segment increased to 23% in the second quarter of 2020 compared with 20% in the second quarter of 2019 due to lower revenues in the 2020 period. SG&A expenses decreased in the second quarter of 2020 compared to the second quarter of 2019 due to reduced travel-related costs of $1.2 million and a favorable effect of foreign currency translation of $0.4 million. These decreases were offset in part by acquisition costs of $0.4 million in the second quarter of 2020.
SG&A expenses as a percentage of revenue at our Material Handling segment decreased to 23% in the second quarter of 2020 compared with 26% in the second quarter of 2019. The second quarter of 2019 included $0.3 million of amortization of acquired backlog associated with the SMH acquisition. Excluding the amortization of acquired backlog, SG&A expenses as a percentage of revenue decreased to 23% in the second quarter of 2020 from 25% in the second quarter of 2019 primarily due to reduced travel-related costs of $0.7 million.
SG&A expenses at Corporate decreased in the second quarter of 2020 compared with the second quarter of 2019 primarily due to lower incentive compensation cost.

Restructuring Costs
Restructuring costs of $0.5 million in the second quarter of 2020 represent severance costs for 30 employees within our Flow Control segment related to a restructuring plan implemented during the quarter. Additionally, we reduced our workforce by 21 employees within our Industrial Processing segment with no associated severance costs. We expect annualized payroll-related savings as a result of these actions of approximately $3.7 million, including $2.4 million at our Flow Control segment and $1.3 million at our Industrial Processing segment. These annualized savings consist of $1.8 million for cost of sales and $1.9 million for operating expenses. We may incur additional restructuring costs as we continue to evaluate the impact of COVID-19 and the resulting global economic downturn on our business.

Interest Expense
Interest expense decreased to $1.9 million in the second quarter of 2020 from $3.6 million in the second quarter of 2019 due to a lower weighted-average interest rate and lower outstanding debt. In July 2020, we prepaid the outstanding principal balance of $18.9 million on our Real Estate Loan using borrowings available under our revolving credit facility. We expect a decrease in interest expense in the second half of 2020 partially due to the lower interest rate on our revolving credit facility.

Provision for Income Taxes
Our provision for income taxes increased to $4.5 million in the second quarter of 2020, or 28% of pre-tax income, from $3.1 million in the second quarter of 2019, or 16% of pre-tax income. The effective tax rate for the second quarter of 2020 was higher than our statutory tax rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with Global Intangible Low-Taxed Income (GILTI) provisions. These increases in tax expense were offset in part by net excess income tax benefits from stock-based compensation arrangements. The effective tax rate for the second quarter of 2019 was lower than our statutory tax rate of 21% primarily due to a net tax benefit of 6% of pre-tax income associated with foreign exchange losses and tax costs recognized upon our repatriation of certain previously-taxed foreign earnings and a tax benefit related to the net excess income tax benefits from stock-based compensation arrangements. These tax benefits were offset in part by tax expense related to nondeductible expenses, GILTI, the distribution of our worldwide earnings, and unrecognized tax benefits.

KADANT INC.

Results of Operations (continued)

Net Income
Net income decreased $4.7 million to $11.7 million in the second quarter of 2020 from $16.4 million in the second quarter of 2019 due to a $5.0 million decrease in operating income and a $1.3 million increase in provision for income taxes, offset in part by a decrease in interest expense of $1.6 million (see discussions above for further details).

First Six Months 2020 Compared With First Six Months 2019

Revenue
The following table presents changes in revenue by segment between the first six months of 2020 and 2019, and those changes excluding the effect of foreign currency translation and an acquisition which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment in the first six months of 2020 and 2019 was as follows:

							(Non-GAAP)
	Six Months Ended				Currency Translation	Acquisition	Change in Organic Revenue
(In thousands, except percentages)	June 27, 2020	June 29, 2019	Total Decrease	% Change			(Decrease) Increase	% Change
Flow Control	$108,514	$126,417	$(17,903)	(14)%	$(3,434)	$—	$(14,469)	(11)%
Industrial Processing	130,382	148,670	(18,288)	(12)%	(2,424)	205	(16,069)	(11)%
Material Handling	73,091	73,394	(303)	—%	(676)	—	373	1%
Consolidated Revenue	$311,987	$348,481	$(36,494)	(10)%	$(6,534)	$205	$(30,165)	(9)%

Consolidated revenue in the first six months of 2020 decreased by 10%, while consolidated organic revenue declined 9% primarily due to lower revenue at our Industrial Processing and Flow Control segments as described below.
Revenue from our Flow Control segment decreased 14% in the first six months of 2020, while organic revenue declined 11%. Organic revenue from capital equipment at most of our operations declined primarily due to customer reductions in capital spending, as well as customer-requested delays in installation and repairs, due to COVID-19. Additionally, the 2019 period included relatively high demand for capital equipment at our North American operations. Organic revenue was also impacted by a decline in demand for parts and consumables at our North American and European operations due to COVID-19 related downtimes and shutdowns at our customers, as well as visitation restrictions at many customer facilities.
Revenue from our Industrial Processing segment decreased 12% in the first six months of 2020, while organic revenue declined by 11%. Organic revenue at our North American wood processing operations decreased due to the weakness in the lumber and oriented strand board industries, primarily for capital equipment, and was further impacted by reduced spending as a result of COVID-19. Organic revenue at our stock-preparation business was negatively impacted by decreased demand for parts and consumables at our North American operations, and lower demand for capital equipment at our European and Chinese operations due in part to reduced customer spending as a result of COVID-19. These declines were partially offset by increased organic revenue from capital equipment at our North American stock-preparation operations due to several large orders that were received prior to the onset of the pandemic.
Revenue and organic revenue at our Material Handling segment were relatively unchanged in the first six months of 2020. Organic revenue from our conveying and vibratory equipment business increased primarily due to capital equipment revenues associated with a large order that was received in late 2019, partially offset by a decline in demand for parts and consumables due to a reduction in customer spending largely as a result of COVID-19 shutdowns and visitation restrictions. Organic revenue from our baler business declined due to a continued weak European economy, which was further impacted by COVID-19.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margin by segment in the first six months of 2020 and 2019 was as follows:

	Six Months Ended
	June 27, 2020	June 29, 2019
Flow Control	53.2%	51.0%
Industrial Processing	39.7%	39.2%
Material Handling	34.7%	30.1%
Consolidated Gross Profit Margin	43.2%	41.6%

Consolidated gross profit margin increased in the first six months of 2020 largely due to the amortization of acquired profit in inventory related to the SMH acquisition of $3.5 million that lowered consolidated gross profit margin in the first six months of 2019 by 1.0 percentage points, and COVID-19 government-sponsored employee retention incentives received in the second quarter of 2020 of $1.3 million, which increased consolidated gross profit margin by 0.4 percentage points.
Gross profit margin at our Flow Control segment increased in the first six months of 2020 due to improved margins on capital equipment and an increased proportion of higher-margin parts and consumables revenue.
Gross profit margin at our Industrial Processing segment increased in the first six months of 2020 primarily due to employee retention incentives of $0.9 million, which improved the gross profit margin by 0.7 percentage points.
Gross profit margin at our Material Handling Systems segment was relatively unchanged in the first six months of 2020 compared to the 2019 period after excluding the effect of amortization of acquired profit in inventory of $3.5 million, which lowered the gross profit margin in 2019 by 4.8 percentage points.

Selling, General, and Administrative Expenses
SG&A expenses in the first six months of 2020 and 2019 were as follows:

	Six Months Ended
(In thousands, except percentages)	June 27, 2020	% of Revenue	June 29, 2019	% of Revenue	Decrease	% Change
Flow Control	$31,740	29%	$34,382	27%	$(2,642)	(8)%
Industrial Processing	28,740	22%	30,256	20%	(1,516)	(5)%
Material Handling	16,775	23%	19,219	26%	(2,444)	(13)%
Corporate	13,410	N/A	13,929	N/A	(519)	(4)%
Consolidated SG&A Expenses	$90,665	29%	$97,786	28%	$(7,121)	(7)%

Consolidated SG&A expenses as a percentage of revenue increased to 29% in the first six months of 2020 compared with 28% in the first six months of 2019 due to lower revenues in the 2020 period. Consolidated SG&A expenses decreased $7.1 million in the first six months of 2020 compared with the first six months of 2019 due to reduced travel-related costs of $3.7 million, a favorable effect of foreign currency translation of $1.8 million, lower acquisition-related costs of $1.7 million, and COVID-19 government-sponsored employee retention incentives received in the second quarter of 2020 of $0.8 million.
SG&A expenses as a percentage of revenue at our Flow Control segment increased to 29% in the first six months of 2020 compared with 27% in the first six months of 2019 due to lower revenues in the 2020 period. SG&A expenses decreased in the first six months of 2020 compared with the first six months of 2019 due to reduced travel-related costs of $1.5 million and a favorable effect of foreign currency translation of $1.0 million.
SG&A expenses as a percentage of revenue at our Industrial Processing segment increased to 22% in the first six months of 2020 compared with 20% in the first six months of 2019 due to lower revenues in the 2020 period. SG&A expenses decreased in the first six months of 2020 compared with the first six months of 2019 due to reduced travel-related costs of $1.5 million and a favorable effect of foreign currency translation of $0.6 million. These decreases were partially offset by acquisition costs of $0.4 million.

KADANT INC.

Results of Operations (continued)

SG&A expenses as a percentage of revenue at our Material Handling segment decreased to 23% in the first six months of 2020 compared with 26% in the first six months of 2019. The first six months of 2019 included amortization of acquired backlog of $1.3 million and other acquisition-related costs associated with the SMH acquisition of $0.8 million. Excluding these acquisition-related costs, SG&A expenses as a percentage of revenue were unchanged at 23% in both periods.
SG&A expenses at Corporate decreased in the first six months of 2020 compared with the first six months of 2019 primarily due to lower incentive compensation cost.

Restructuring Costs
See Restructuring Costs in Results of Operations, "Second Quarter 2020 Compared With Second Quarter 2019" for a discussion of the restructuring actions taken during the second quarter of 2020.

Interest Expense
Interest expense decreased to $4.4 million in the first six months of 2020 from $7.1 million in the first six months of 2019 due to a lower weighted-average interest rate and lower outstanding debt.

Provision for Income Taxes
Our provision for income taxes increased to $9.0 million in the first six months of 2020 from $7.1 million in the first six months of 2019. The effective tax rate of 27% in the first six months of 2020 was higher than our statutory tax rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, state taxes, and tax expense associated with GILTI. These increases in tax expense were offset in part by net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 21% in the first six months of 2019 was equal to our statutory tax rate. Included in our effective tax rate of 21% was a net tax benefit of 3% of pre-tax income associated with foreign exchange losses and tax costs recognized upon our repatriation of certain previously-taxed foreign earnings and a tax benefit related to the net excess income tax benefits from stock-based compensation arrangements. These tax benefits were offset by tax expense primarily related to nondeductible expenses, the distribution of our worldwide earnings, GILTI, and state taxes.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law and provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief. The enactment of the CARES Act did not have a material impact on our provision for income taxes for the first six months of 2020. We continue to monitor any effects that result from the CARES Act.

Net Income
Net income decreased $3.1 million to $24.4 million in the first six months of 2020 from $27.5 million in the first six months of 2019 primarily due to a $3.9 million decrease in operating income and a $1.9 million increase in provision for income taxes, offset in part by a decrease in interest expense of $2.7 million (see discussions above for further details).

Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for further details.

Liquidity and Capital Resources

Consolidated working capital was $139.3 million at June 27, 2020, compared with $151.4 million at December 28, 2019. Included in working capital were cash and cash equivalents of $57.5 million at June 27, 2020, compared with $66.8 million at December 28, 2019. Cash and cash equivalents held by our foreign subsidiaries was $56.1 million at June 27, 2020 and $58.9 million at December 28, 2019. The decrease in working capital at June 27, 2020 was largely impacted by the reclassification of our Real Estate Loan to short-term obligations at June 27, 2020. Our Real Estate Loan was prepaid in July 2020 with borrowings under our revolving credit facility. See Debt Obligations below for more detail.

KADANT INC.

Liquidity and Capital Resources (continued)

Cash Flows
Cash flow information in the first six months of 2020 and 2019 was as follows:

	Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Net Cash Provided by Operating Activities	$28,208	$32,488
Net Cash Used in Investing Activities	(10,652)	(180,630)
Net Cash (Used in) Provided by Financing Activities	(23,414)	160,399
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	(1,466)	(236)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(7,324)	$12,021

Operating Activities
Cash provided by operating activities decreased to $28.2 million in the first six months of 2020 from $32.5 million in the first six months of 2019. Our operating cash flows are primarily from cash received from customers, offset by cash payments for such items as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations. The decrease in cash provided by operating activities in the first six months of 2020 compared with the first six months of 2019 was primarily due to lower net income, offset in part by lower cash used for working capital. We received cash of $4.8 million for accounts receivable in the first six months of 2020 compared to cash used of $2.9 million in the prior period, primarily due to the timing of collections and reduced project activity in 2020. We received cash of $1.6 million from other current assets in the first six months of 2020 compared to cash used of $3.4 million in the 2019 period, primarily related to refundable income taxes. We used cash of $5.0 million for accounts payable in the first six months of 2020 compared to cash received of $3.4 million in the prior period primarily due to lower payables from reduced spending levels in 2020. We used $9.2 million for other current liabilities in the first six months of 2020 compared to $5.6 million in the 2019 period primarily due to a reduction in advanced billings due to timing and amounts of capital orders.

Investing Activities
Our investing activities used cash of $10.7 million in the first six months of 2020 compared with $180.6 million in the first six months of 2019. The 2020 period included a use of cash of $7.1 million for acquisitions and the 2019 period included a use of cash of $176.9 million for the acquisition of SMH.

Financing Activities
Our financing activities used cash of $23.4 million in the first six months of 2020 compared with cash provided of $160.4 million in the first six months of 2019. U.S. dollar-denominated borrowings under our revolving credit facility, primarily relating to acquisitions, were $7.0 million in the 2020 period and $191.0 million in the 2019 period. Payments on our outstanding debt obligations were $24.2 million in the 2020 period and $24.6 million in the 2019 period.

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $1.5 million reduction in cash, cash equivalents, and restricted cash in the first six months of 2020 is primarily related to the strengthening of the U.S. dollar, particularly against the Brazilian real, Canadian dollar and Mexican peso.

Debt Obligations
Under our revolving credit facility, we have a borrowing capacity of $400 million, of which $150.8 million was available to borrow as of June 27, 2020, along with an additional uncommitted, unsecured incremental borrowing facility of $150 million. In addition, under our uncommitted Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement), we may issue up to an additional $115 million of senior promissory notes. Under these agreements, our leverage ratio must be less than 3.75. As of June 27, 2020, our leverage ratio was 2.01 and we were in compliance with our debt covenants.

KADANT INC.

Liquidity and Capital Resources (continued)

In July 2020, we prepaid the outstanding principal balance of $18.9 million on our Real Estate Loan, together with accrued interest and a prepayment penalty of $0.2 million using borrowings available under our revolving credit facility.
We do not have any material mandatory principal payments on our debt obligations until 2023. See Note 6, Short- and Long-Term Obligations, and Note 14, Subsequent Event, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations, including the prepayment of our Real Estate Loan.

Additional Liquidity and Capital Resources
On May 13, 2020, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 13, 2020 to May 13, 2021. We have not repurchased any shares of our common stock under this authorization or under the previous authorization, which expired on May 15, 2020.
We paid cash dividends of $5.4 million in the first six months of 2020. On May 13, 2020, we declared a quarterly cash dividend of $0.24 per share totaling $2.8 million that will be paid on August 6, 2020. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $3 million to $4 million during the remainder of 2020 for property, plant, and equipment. We will continue to monitor our capital expenditures for the remainder of 2020 as part of our effort to conserve global cash resources for any short-term cash needs that may develop as a result of the COVID-19 pandemic.
As of June 27, 2020, we had approximately $253.9 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $243.9 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. For the first six months of 2020, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely reinvested foreign earnings to the United States would be approximately $6.1 million.
In the future, our liquidity position will be affected by the level of cash flows from operations, cash paid to service our debt obligations, acquisitions, capital projects, dividends, and stock repurchases. We believe that our existing resources, together with the borrowings available under our revolving credit facility and available through our Note Purchase Agreement, and the cash we expect to generate from operations, will be sufficient to meet the capital requirements of our operations for the foreseeable future.

Contractual Obligations and Other Commercial Commitments
There have been no significant changes to our contractual obligations and other commercial commitments during the six months ended June 27, 2020 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, except that we gave notice to the lender bank of our intent to prepay the Real Estate Loan as disclosed in Note 6, Short- and Long-Term Obligations, and Note 14, Subsequent Event, in the accompanying condensed consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2020. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is

KADANT INC.

Item 4 – Controls and Procedures (continued)

accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of June 27, 2020, our Chief Executive Officer and Chief Financial Officer concluded that as of June 27, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Except for the revised risk factors below regarding “Our global operations subject us to various risks that may adversely affect our results of operations,” "We have significant international sales and operations and face risks related to health epidemics and pandemics, including the coronavirus pandemic (COVID-19) which has and continues to adversely affect our business and results of operations," and “Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks,” there have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (Form 10-K), as may be further amended and/or restated in subsequent filings with the SEC. The COVID-19 pandemic has led to general uncertainty and adverse changes in global economic conditions and heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Form 10-K. The risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the revised risk factors set forth below.

Our global operations subject us to various risks that may adversely affect our results of operations.
We are a leading global supplier of equipment and critical components used in process industries worldwide. We sell our products globally, including sales to customers in China, South America, Russia, and India, and operate multiple manufacturing operations worldwide, including operations in Canada, China, Europe, Mexico, and Brazil. International revenues and operations are subject to a number of risks which vary by geographic region, including the following:

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

•
disruption from fast-spreading health epidemics and pandemics which have and may continue to result in widespread interruption of our business operations and those of our customers, suppliers and vendors;

•	worsening economic conditions may result in worker unrest, labor actions, and potential work stoppages;

•	political and/or civil unrest may disrupt commercial activities of ours or our customers;

•	fluctuations in foreign currency exchange rates and foreign interest rates beyond our control;

•	it may be difficult or cost prohibitive to repatriate funds, due to unfavorable domestic and foreign tax consequences or other restrictions or limitations imposed by foreign governments; and

•	the protection of intellectual property in foreign countries may be more difficult to enforce.
Operating globally subjects us to various risks that may adversely affect our results of operations in the future.

KADANT INC.

Item 1A – Risk Factors (continued)

We have significant international sales and operations and face risks related to health epidemics and pandemics, including the coronavirus pandemic (COVID-19) which has and continues to adversely affect our business and results of operations.
Our business and operations have been and may continue to be adversely affected by the effects of a widespread outbreak of a contagious disease and other adverse public health developments, including disruptions or restrictions on our employees’ and other service providers’ ability to travel, reductions in our workforce, temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain, potentially including single source suppliers, and other disruptions in the supply chain. In addition, an outbreak of a contagious disease could impact global trade and reduce demand for our products, and adversely affect the U.S. or global economy and capital markets.
In December 2019, COVID-19 was first reported in China, and in March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. The pandemic has negatively affected the global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The COVID-19 pandemic has adversely affected, and may continue to adversely affect in the future, our business and results of operations, as government authorities have imposed, and may in the future impose, temporary mandatory closures of our facilities, travel restrictions, work-from-home orders and social distancing protocols and other restrictions that have impacted our ability to adequately staff and maintain our operations at normal levels. Additionally, our financial results have been adversely impacted and may be adversely impacted in the future by decreased levels of bookings, customer-requested delays on certain capital projects and service work, customer downtime and shutdowns, and visitation restrictions at many customer facilities, all of which have affected and may adversely affect in the future our ability to recognize revenue for sales of our products and services. We may also incur future costs related to COVID-19, such as increased employee benefit costs if a significant number of our employees contract COVID-19 and require hospitalization or other costly medical treatment, or expenses related to repeated cleaning and sanitizing of our facilities, which may also adversely affect our financial results. In March 2020, we experienced a significant decrease in market capitalization due to a decline in our stock price, and the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the outbreak of COVID-19. Although our stock price and the U.S. stock market have since recovered, they could decline again in the future due to uncertainty surrounding COVID-19.
The COVID-19 pandemic has evolved and continues to evolve rapidly. As a result, we cannot reasonably estimate the scope of the impact of COVID-19 on our business and the adverse effect and impact COVID-19 may ultimately have on our business and our stock price. For instance, we may face additional requests from customers to delay the production or delivery of our products, particularly capital equipment products, which would affect our ability to recognize revenue for sales of such products. Other customers may decide not to proceed with large capital equipment orders in order to conserve their cash. A delay on our part of the production of our products may lead to liquidated damages owed to our customers. Further implementation, extension or renewal of government-mandated closures, or “shelter-in-place” orders related to the COVID-19 pandemic may create further disruption to our operations, our workforce, the supply chain, and our customer and vendor operations. The effect of the COVID-19 pandemic on the global economy is uncertain, and we may be further adversely affected by general economic conditions, even if government mandates are repealed. The impact of COVID-19 could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to recover. The future impact of COVID-19 could include further disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
In addition, if the current COVID-19 outbreak continues and results in a further prolonged period of travel, commercial and other similar restrictions, we could experience global supply disruptions and may incur costs to mitigate such disruptions, which could be significant. New information may emerge concerning the severity of COVID-19, the pace and method through which it is transmitted, contained and/or treated, and the nature of the approach of the local governments in the jurisdictions in which we operate to handling the outbreak, any of which could impact our employees, operations, suppliers, customers and/or operating and financial results, including our ability to determine our quarterly results. We operate in 20 countries and the government responses in each of those countries have differed and resulted in varying levels of containment of COVID-19, degree and duration of closures, and nature of safety precautions, all of which we have and will continue to manage. Although we have worked and continue to work diligently to ensure that our global facilities can operate with minimal disruption, mitigate the impact of the outbreak on our employees’ health and safety, and address the potential supply chain impact on ourselves and our customers, the full extent to which COVID-19 has affected and will affect the global economy and our results will depend on future developments and factors that cannot be predicted.

KADANT INC.

Item 1A – Risk Factors (continued)

Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks.
Changes in government policies, political unrest, economic sanctions, trade embargoes, or other adverse trade regulations can negatively impact our business. Non-U.S. markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. For example, we operate businesses in Mexico and Canada, and we benefited from the North American Free Trade Agreement, which has been replaced by the United States-Mexico-Canada Agreement (USMCA), from which we also benefit. If the United States were to withdraw from or materially modify the USMCA or impose significant tariffs or taxes on goods imported into the United States, the cost of our products could significantly increase or no longer be priced competitively, which in turn could have a material adverse effect on our business and results of operations.
In addition, the Office of the United States Trade Representative has imposed tariffs on a wide variety of products from China, including pulp and paper machinery equipment, pursuant to Section 301 of the Trade Act of 1974. The tariffs on pulp and paper machinery are set at 25% and have been in effect since July 2018. In addition, in March 2018, the U.S. Department of Commerce imposed tariffs of 25% on numerous categories of steel imports, and 10% on numerous categories of aluminum imports, from most countries under Section 232 of the Trade Expansion Act of 1962. While we are working to mitigate the impact of the existing and other proposed tariffs through pricing and sourcing strategies, we cannot be certain how our customers and competitors will react to the actions we take. The tariffs have and could in the future negatively affect our ability to compete against competitors who do not manufacture in China and/or are not subject to the tariffs.
The United States has tightened trade sanctions targeting countries like China and Russia. For example, in August 2017 and April 2018, the United States imposed new trade and economic sanctions targeting certain persons in, and certain types of business with, Russia, in addition to those that have been imposed since 2014. In 2019, our sales to Russia were $16.8 million, or 2% of our revenue. In 2019 and through 2020, the United States has continued to expand export control restrictions applicable to certain Chinese firms and commenced its assessment of new controls for “emerging foundational technologies,” escalating U.S.-China tension over technology competition. In response, Russia and China have begun considering and, in some cases, implementing trade sanctions that could affect U.S.-owned businesses. The imposition of trade sanctions may make it generally more difficult to do business in Russia and China and cause delays or prevent shipment of products or services performed by our personnel, or to receive payment for products or services. Such restrictions could have a material adverse impact on our business and operating results going forward.
Operating globally subjects us to changes in government regulations and policies in multiple jurisdictions around the world, including those related to tariffs and trade barriers, taxation, exchange controls and political risks, and may negatively affect our operating results in the future.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

31.1	Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: August 5, 2020	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)