Form 10-Q
period 2020-09-26
KADANT INC
filed 2020-11-04
CIK 886346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of October 23, 2020, the registrant had 11,509,560 shares of common stock outstanding.

Kadant Inc.
Quarterly Report on Form 10-Q
for the Period Ended September 26, 2020

		Page
PART I: Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of September 26, 2020 and December 28, 2019 (unaudited)	3

	Condensed Consolidated Statement of Income for the three- and nine-month periods ended September 26, 2020 and September 28, 2019 (unaudited)	4

	Condensed Consolidated Statement of Comprehensive Income for the three- and nine-month periods ended September 26, 2020 and September 28, 2019 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 26, 2020 and September 28, 2019 (unaudited)	6

	Condensed Consolidated Statement of Stockholders' Equity for the three- and nine-month periods ended September 26, 2020 and September 28, 2019 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II: Other Information

Item 1A.	Risk Factors	35

Item 6.	Exhibits	36

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

KADANT INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	September 26, 2020	December 28, 2019
(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$53,554	$66,786
Restricted cash	2,650	1,487
Accounts receivable, net of allowances of $3,113 and $2,698	94,145	95,740
Inventories	108,715	102,715
Unbilled revenue	9,095	13,162
Other current assets	15,382	17,686
Total Current Assets	283,541	297,576
Property, Plant, and Equipment, net of accumulated depreciation of $103,664 and $95,309	82,427	86,032
Other Assets	40,565	45,851
Intangible Assets, Net (Note 1)	164,359	173,896
Goodwill (Note 1)	342,999	336,032
Total Assets	$913,891	$939,387

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term obligations (Note 6)	$1,538	$2,851
Accounts payable	32,588	45,852
Accrued payroll and employee benefits	27,946	31,968
Customer deposits	25,834	24,012
Advanced billings	4,520	11,280
Other current liabilities	35,436	30,206
Total Current Liabilities	127,862	146,169
Long-Term Obligations (Note 6)	259,049	298,174
Other Long-Term Liabilities	64,735	67,965

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 14,624,159 shares issued	146	146
Capital in excess of par value	108,384	106,698
Retained earnings	465,963	435,249
Treasury stock at cost, 3,114,599 and 3,214,888 shares	(76,320)	(78,778)
Accumulated other comprehensive items (Note 9)	(37,232)	(37,620)
Total Kadant Stockholders' Equity	460,941	425,695
Noncontrolling interest	1,304	1,384
Total Stockholders' Equity	462,245	427,079
Total Liabilities and Stockholders' Equity	$913,891	$939,387
The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(In thousands, except per share amounts)
Revenue (Notes 1 and 12)	$154,610	$173,504	$466,597	$521,985

Costs and Operating Expenses:
Cost of revenue	86,294	99,257	263,510	302,852
Selling, general, and administrative expenses	43,853	47,097	134,518	144,883
Research and development expenses	2,658	2,597	8,532	7,980
Restructuring costs (Note 3)	470	—	926	—
	133,275	148,951	407,486	455,715

Operating Income	21,335	24,553	59,111	66,270

Interest Income	52	43	140	158
Interest Expense	(1,670)	(3,066)	(6,060)	(10,143)
Other Expense, Net	(32)	(98)	(95)	(296)

Income Before Provision for Income Taxes	19,685	21,432	53,096	55,989
Provision for Income Taxes (Note 5)	4,705	5,219	13,738	12,310
Net Income	14,980	16,213	39,358	43,679

Net Income Attributable to Noncontrolling Interest	(129)	(98)	(369)	(360)

Net Income Attributable to Kadant	$14,851	$16,115	$38,989	$43,319

Earnings per Share Attributable to Kadant (Note 4)
Basic	$1.29	$1.43	$3.40	$3.87
Diluted	$1.28	$1.41	$3.38	$3.79

Weighted Average Shares (Note 4)
Basic	11,504	11,267	11,472	11,198
Diluted	11,589	11,469	11,550	11,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(In thousands)
Net Income	$14,980	$16,213	$39,358	$43,679
Other Comprehensive Items:
Foreign currency translation adjustment	8,656	(9,091)	824	(7,603)
Pension and other post-retirement liability adjustments, net (net of tax (benefit) provision of $(6), $12, $14 and $22)	(14)	31	34	59
Effect of other post-retirement plan settlement	—	—	(119)	—
Deferred gain (loss) on cash flow hedges (net of tax provision (benefit) of $19, $(47), $(103) and $(190))	51	(123)	(275)	(524)
Total other comprehensive items	8,693	(9,183)	464	(8,068)
Comprehensive Income	23,673	7,030	39,822	35,611
Comprehensive Income Attributable to Noncontrolling Interest	(191)	(24)	(445)	(276)
Comprehensive Income Attributable to Kadant	$23,482	$7,006	$39,377	$35,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
(In thousands)
Operating Activities
Net income attributable to Kadant	$38,989	$43,319
Net income attributable to noncontrolling interest	369	360
Net income	39,358	43,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,260	24,304
Stock-based compensation expense	5,126	5,125
Provision for losses on accounts receivable	505	170
Gain on sale of property, plant, and equipment	(4)	(139)
Other items, net	(250)	954
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,306	(1,124)
Unbilled revenue	4,332	1,957
Inventories	(6,229)	(10,294)
Other current assets	2,840	(4,093)
Accounts payable	(13,183)	2,798
Other current liabilities	(4,460)	(5,171)
Net cash provided by operating activities	52,601	58,166

Investing Activities
Acquisitions, net of cash acquired (Note 2)	(7,095)	(177,058)
Purchases of property, plant, and equipment	(5,419)	(6,236)
Proceeds from sale of property, plant, and equipment	55	527
Net cash used in investing activities	(12,459)	(182,767)

Financing Activities
Repayment of short- and long-term obligations	(69,034)	(108,272)
Proceeds from issuance of short- and long-term obligations	26,000	247,090
Dividends paid	(8,141)	(7,604)
Tax withholding payments related to stock-based compensation	(2,596)	(2,670)
Proceeds from issuance of Company common stock	1,614	2,006
Dividend paid to noncontrolling interest	(525)	—
Other financing activities	(189)	(52)
Net cash (used in) provided by financing activities	(52,871)	130,498

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	660	(2,043)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(12,069)	3,854
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	68,273	46,117
Cash, Cash Equivalents, and Restricted Cash at End of Period	$56,204	$49,971

See Note 1, under the heading Supplemental Cash Flow Information for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KADANT INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Three Months Ended September 26, 2020
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 27, 2020	14,624,159	$146	$107,202	$453,874	3,127,565	$(76,638)	$(45,863)	$1,638	$440,359
Net income	—	—	—	14,851	—	—	—	129	14,980
Dividend declared – Common Stock, $0.24 per share	—	—	—	(2,762)	—	—	—	—	(2,762)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(525)	(525)
Activity under stock plans	—	—	1,182	—	(12,966)	318	—	—	1,500
Other comprehensive items	—	—	—	—	—	—	8,631	62	8,693
Balance at September 26, 2020	14,624,159	$146	$108,384	$465,963	3,114,599	$(76,320)	$(37,232)	$1,304	$462,245

	Nine Months Ended September 26, 2020
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 28, 2019	14,624,159	$146	$106,698	$435,249	3,214,888	$(78,778)	$(37,620)	$1,384	$427,079
Net income	—	—	—	38,989	—	—	—	369	39,358
Dividends declared – Common Stock, $0.72 per share	—	—	—	(8,275)	—	—	—	—	(8,275)
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(525)	(525)
Activity under stock plans	—	—	1,686	—	(100,289)	2,458	—	—	4,144
Other comprehensive items	—	—	—	—	—	—	388	76	464
Balance at September 26, 2020	14,624,159	$146	$108,384	$465,963	3,114,599	$(76,320)	$(37,232)	$1,304	$462,245

	Three Months Ended September 28, 2019
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 29, 2019	14,624,159	$146	$103,767	$415,605	3,369,304	$(82,562)	$(38,251)	$1,855	$400,560
Net income	—	—	—	16,115	—	—	—	98	16,213
Dividend declared – Common Stock, $0.23 per share	—	—	—	(2,593)	—	—	—	—	(2,593)
Activity under stock plans	—	—	1,452	—	(17,270)	424	—	—	1,876
Other comprehensive items	—	—	—	—	—	—	(9,109)	(74)	(9,183)
Balance at September 28, 2019	14,624,159	$146	$105,219	$429,127	3,352,034	$(82,138)	$(47,360)	$1,879	$406,873

	Nine Months Ended September 28, 2019
(In thousands, except share and per share amounts)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 29, 2018	14,624,159	$146	$104,731	$393,578	3,514,163	$(86,111)	$(39,376)	$1,603	$374,571
Net income	—	—	—	43,319	—	—	—	360	43,679
Adoption of ASU No. 2016-02, Leases	—	—	—	(17)	—	—	—	—	(17)
Dividends declared – Common Stock, $0.69 per share	—	—	—	(7,753)	—	—	—	—	(7,753)
Activity under stock plans	—	—	488	—	(162,129)	3,973	—	—	4,461
Other comprehensive items	—	—	—	—	—	—	(7,984)	(84)	(8,068)
Balance at September 28, 2019	14,624,159	$146	$105,219	$429,127	3,352,034	$(82,138)	$(47,360)	$1,879	$406,873

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

COVID-19
On March 11, 2020, the World Health Organization designated the novel coronavirus (COVID-19) a global pandemic, and a national emergency was subsequently declared by the U.S. government. The pandemic has negatively affected the global economy, disrupted global supply chains, and resulted in significant travel and transport restrictions, which have adversely affected the Company’s bookings and financial results. The impact of the COVID-19 pandemic, including the resulting economic impact, continues to evolve and the Company is closely monitoring its impact on all aspects of its business.

Interim Financial Statements
The interim condensed consolidated financial statements and related notes presented have been prepared by the Company, are unaudited, and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position at September 26, 2020, its results of operations, comprehensive income, and stockholders' equity for the three- and nine-month periods ended September 26, 2020 and September 28, 2019, and its cash flows for the nine-month periods ended September 26, 2020 and September 28, 2019. Interim results are not necessarily indicative of results for a full year or for any other interim period.
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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes 1 and 3 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 26, 2020, except that the Company no longer considers its policy with respect to accounting for pension benefits to be a critical accounting policy due to the settlement of its U.S. pension plan in December 2019.

Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019
Cash Paid for Interest	$5,518	$9,711
Cash Paid for Income Taxes, Net of Refunds	$9,953	$18,037

Non-Cash Investing Activities:
Fair value of assets acquired	$9,295	$208,558
Cash paid for acquired businesses	(7,565)	(179,489)
Liabilities Assumed of Acquired Businesses	$1,730	$29,069

Non-cash additions to property, plant, and equipment	$101	$304

Non-Cash Financing Activities:
Issuance of Company common stock upon vesting of restricted stock units	$4,557	$3,908
Dividends declared but unpaid	$2,762	$2,593

Restricted Cash
The Company's restricted cash serves as collateral for certain banker's acceptance drafts issued to vendors and for bank guarantees associated with providing assurance to customers that the Company will fulfill certain customer obligations entered into in the normal course of business. The majority of the bank guarantees will expire over the next twelve months.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheet that are shown in aggregate in the accompanying condensed consolidated statement of cash flows:

(In thousands)	September 26, 2020	September 28, 2019	December 28, 2019	December 29, 2018
Cash and cash equivalents	$53,554	$48,650	$66,786	$45,830
Restricted cash	2,650	1,321	1,487	287
Total Cash, Cash Equivalents, and Restricted Cash	$56,204	$49,971	$68,273	$46,117

Inventories
The components of inventories are as follows:

	September 26, 2020	December 28, 2019
(In thousands)
Raw Materials	$47,918	$49,332
Work in Process	17,089	15,344
Finished Goods	43,708	38,039
	$108,715	$102,715

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible Assets, Net
Acquired intangible assets by major asset class are as follows:

(In thousands)	Gross	Accumulated Amortization	Currency Translation	Net
September 26, 2020
Definite-Lived
Customer relationships	$174,423	$(62,018)	$(3,741)	$108,664
Product technology	56,568	(30,674)	(1,520)	24,374
Tradenames	6,753	(2,811)	(362)	3,580
Other	18,248	(14,036)	(565)	3,647
	255,992	(109,539)	(6,188)	140,265
Indefinite-Lived
Tradenames	24,100	—	(6)	24,094
Acquired Intangible Assets	$280,092	$(109,539)	$(6,194)	$164,359

December 28, 2019
Definite-Lived
Customer relationships	$171,583	$(51,798)	$(4,141)	$115,644
Product technology	56,011	(27,819)	(1,709)	26,483
Tradenames	6,527	(2,421)	(427)	3,679
Other	17,964	(13,295)	(593)	4,076
	252,085	(95,333)	(6,870)	149,882
Indefinite-Lived
Tradenames	24,100	—	(86)	24,014
Acquired Intangible Assets	$276,185	$(95,333)	$(6,956)	$173,896

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

Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In thousands)	Flow Control	Industrial Processing	Material Handling	Total
Balance at December 28, 2019 (a)
Gross balance	$97,680	$207,536	$116,325	$421,541
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	97,680	122,027	116,325	336,032
2020 Adjustments
Acquisition (Note 2)	—	3,985	—	3,985
Currency translation	804	493	1,685	2,982
Total 2020 adjustments	804	4,478	1,685	6,967
Balance at September 26, 2020
Gross balance	98,484	212,014	118,010	428,508
Accumulated impairment losses	—	(85,509)	—	(85,509)
Net balance	$98,484	$126,505	$118,010	$342,999

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
In March 2020, the Company experienced a significant decrease in market capitalization due to a decline in the Company’s stock price. During that time, the overall U.S. stock market also declined significantly amid market volatility driven by the uncertainty surrounding the COVID-19 pandemic. Based on these occurrences, the Company concluded that a triggering event had occurred related to the indefinite-lived assets within its material handling reporting unit. As a result, the Company prepared a quantitative impairment analysis (Step 1) for its material handling reporting unit, which indicated that its fair value exceeded its carrying value and the indefinite-lived assets were not impaired. In the second and third quarters of 2020, the Company’s market capitalization and the overall stock market, which are potential impairment indicators, recovered from their decreased levels that existed at the end of the first quarter of 2020. No other events that would trigger an impairment analysis were identified during the second and third quarters of 2020. The Company will continue to monitor for impairment indicators and will conduct its annual period impairment analysis as of the end of the fiscal year.

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
The Company's liability for warranties is included in other current liabilities in the accompanying condensed consolidated balance sheet. The changes in the carrying amount of product warranty obligations are as follows:

	Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019
Balance at Beginning of Year	$6,467	$5,726
Provision charged to expense	3,960	3,332
Usage	(3,809)	(2,778)
Acquisition	—	303
Currency translation	114	(175)
Balance at End of Period	$6,732	$6,408

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents revenue by revenue recognition method:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2020	2019	2020	2019
Point in Time	$137,679	$151,101	$403,568	$457,093
Over Time	16,931	22,403	63,029	64,892
	$154,610	$173,504	$466,597	$521,985

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
The following table presents the disaggregation of revenue by product type and geography:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2020	2019	2020	2019
Revenue by Product Type:
Parts and Consumables	$102,729	$105,513	$305,087	$330,280
Capital	51,881	67,991	161,510	191,705
	$154,610	$173,504	$466,597	$521,985
Revenue by Geography (based on customer location):
North America	$87,366	$92,041	269,907	291,584
Europe	38,951	49,146	112,881	131,944
Asia	18,847	20,971	50,992	61,745
Rest of World	9,446	11,346	32,817	36,712
	$154,610	$173,504	$466,597	$521,985

See Note 12, Business Segment Information, for information on the disaggregation of revenue by reportable operating segment.
The following table presents contract balances from contracts with customers:

	September 26, 2020	December 28, 2019
(In thousands)
Accounts Receivable	$94,145	$95,740
Contract Assets	$9,095	$13,162
Contract Liabilities	$31,847	$37,216

Contract assets represent unbilled revenue associated with revenue recognized on contracts accounted for on an over time basis, which will be billed in future periods based on the contract terms. Contract liabilities consist of customer deposits, advanced billings, and deferred revenue. Deferred revenue is included in other current liabilities in the accompanying condensed consolidated balance sheet. Contract liabilities will be recognized as revenue in future periods once the revenue recognition criteria are met. The majority of the contract liabilities relate to advance payments on contracts accounted for at a point in time. These advance payments will be recognized as revenue when the Company's performance obligations have been satisfied, which typically occurs when the product has shipped and control of the asset has transferred to the customer. The Company recognized revenue of $1,656,000 in the third quarter of 2020, $4,780,000 in the third quarter of 2019, $28,522,000 in the first nine months of 2020, and $28,302,000 in the first nine months of 2019 that was included in the contract liabilities balance at the beginning of 2020 and 2019, respectively. The majority of the Company's contracts for capital equipment have an original expected duration of one year or less. For contracts with an original expected duration of over one year, the aggregate amount of the transaction price allocated to the remaining partially unsatisfied performance obligations as of September 26,

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2020 was $5,295,000. The Company will recognize revenue for these performance obligations as they are satisfied, all of which is expected to be recognized within the next twelve months.
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
The changes in the allowance for credit losses are as follows:

	Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019
Balance at Beginning of Period	$2,698	$2,897
Provision charged to expense	505	170
Accounts written off	(133)	(138)
Currency translation	43	(103)
Balance at End of Period	$3,113	$2,826

Banker's Acceptance Drafts included in Accounts Receivable
The Company's Chinese subsidiaries may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's Chinese subsidiaries may sell the drafts at a discount to a third-party financial institution or transfer the drafts to vendors in settlement of current accounts payable prior to the scheduled maturity date. These drafts, which totaled $4,423,000 at September 26, 2020 and $5,230,000 at December 28, 2019, are included in accounts receivable in the accompanying condensed consolidated balance sheet until the subsidiary sells the drafts to a bank and receives a discounted amount, transfers the banker's acceptance drafts in settlement of current accounts payable prior to maturity, or obtains cash payment on the scheduled maturity date.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU No. 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of reference rates, such as the London Interbank Offered Rate (LIBOR), if certain criteria are met. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The guidance in this ASU is applicable to the Company's existing contracts and hedging relationships that reference LIBOR and may be adopted prospectively through December 31, 2022. The Company is currently evaluating the effects that the adoption of this ASU will have on its consolidated financial statements.
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

2.    Acquisitions
The Company’s acquisitions have been accounted for using the purchase method of accounting and the results of the acquired businesses are included in its condensed consolidated financial statements from the date of acquisition. Historically, acquisitions have been made at prices above the fair value of identifiable net assets, resulting in goodwill. Acquisition costs are included in selling, general, and administrative (SG&A) expenses in the accompanying condensed consolidated statement of income as incurred. The Company recorded acquisition costs of $485,000 in the first nine months of 2020 and $843,000 in the first nine months of 2019.
On June 1, 2020, the Company’s Industrial Processing segment acquired Cogent Industrial Technologies Ltd. (Cogent) for approximately $6,866,000, net of cash acquired. The Company funded the acquisition through borrowings under its revolving credit facility. Intangible assets acquired totaled $3,350,000 and are primarily related to customer relationships. Cogent, based in British Columbia, Canada, is an industrial automation and controls solution provider that offers expertise in process technology integration, industrial automation and controls, industrial safety, project management, and operational performance management systems.
In the second quarter of 2020, the Company’s Industrial Processing segment also acquired certain intellectual property from a company in Austria for $416,000, of which $229,000 was paid in the second quarter of 2020. The Company expects to pay the remaining amount no later than the first quarter of 2022.

3.    Restructuring Costs
The Company recorded restructuring costs of $470,000, consisting of $276,000 in its Flow Control segment and $194,000 in its Industrial Processing segment, in the third quarter of 2020 for severance associated with headcount reductions of four employees within its Flow Control segment and 20 employees in its Industrial Processing segment. The Company took these additional cost-containment actions to reduce future payroll-related overhead and operating costs in response to the slowdown in the global economy, largely driven by the COVID-19 pandemic.
The Company recorded total restructuring costs of $926,000, consisting of $732,000 in its Flow Control segment and $194,000 in its Industrial Processing segment, in the first nine months of 2020 for severance associated with headcount reductions of 34 employees within its Flow Control segment and 20 employees in its Industrial Processing segment. The Company also reduced its workforce by 21 employees within its Industrial Processing segment with no associated severance costs.
A summary of the changes in accrued restructuring costs related to the 2020 restructuring plan included in other accrued expenses in the accompanying condensed consolidated balance sheet are as follows:

(In thousands)	Severance
Provision	$926
Usage	(430)
Currency translation	(11)
Balance at September 26, 2020	$485
The Company expects to pay the remaining accrued restructuring costs primarily in the fourth quarter of 2020.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.    Earnings per Share

Basic and diluted earnings per share (EPS) are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(In thousands, except per share amounts)

Net Income Attributable to Kadant	$14,851	$16,115	$38,989	$43,319

Basic Weighted Average Shares	11,504	11,267	11,472	11,198
Effect of Stock Options, Restricted Stock Units and Employee Stock Purchase Plan Shares	85	202	78	236
Diluted Weighted Average Shares	11,589	11,469	11,550	11,434

Basic Earnings per Share	$1.29	$1.43	$3.40	$3.87

Diluted Earnings per Share	$1.28	$1.41	$3.38	$3.79

The effect of outstanding and unvested restricted stock units (RSUs) of the Company's common stock totaling 11,000 shares in the third quarter of 2020, 8,000 shares in the third quarter of 2019, 30,000 shares in the first nine months of 2020, and 32,000 shares in the first nine months of 2019 was not included in the computation of diluted EPS for the respective periods as the effect would have been antidilutive or, for unvested performance-based RSUs, the performance conditions had not been met as of the end of the reporting periods.

5.    Provision for Income Taxes

The provision for income taxes was $13,738,000 in the first nine months of 2020 and $12,310,000 in the first nine months of 2019. The effective tax rate of 26% in the first nine months of 2020 was higher than the Company's statutory rate of 21% primarily due to nondeductible expenses, the distribution of worldwide earnings, and state taxes. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 22% in the first nine months of 2019 was higher than the Company's statutory rate of 21% primarily due to the distribution of the Company’s worldwide earnings, nondeductible expenses, tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Cuts and Jobs Act of 2017, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, a net tax benefit associated with foreign exchange losses and tax costs recognized upon the Company’s repatriation of certain previously taxed foreign earnings, and the reversal of tax reserves associated with uncertain tax positions.

6.    Long-Term Obligations

Long-term obligations are as follows:

	September 26, 2020	December 28, 2019
(In thousands)
Revolving Credit Facility, due 2023	$245,010	$265,419
Commercial Real Estate Loan	—	19,425
Senior Promissory Notes, due 2023 to 2028	10,000	10,000
Finance Leases, due 2020 to 2025	1,775	2,308
Other Borrowings, due 2020 to 2023	3,802	4,000
Unamortized Debt Issuance Costs	—	(127)
Total	260,587	301,025
Less: Current Maturities of Long-Term Obligations	(1,538)	(2,851)
Long-Term Obligations	$259,049	$298,174

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
Loans under the Credit Agreement are guaranteed by certain domestic subsidiaries of the Company. In addition, one of the Company’s foreign subsidiaries entered into a separate guarantee agreement limited to certain obligations of two foreign subsidiary borrowers. As of September 26, 2020, the outstanding balance under the Credit Agreement was $245,010,000, and included $50,656,000 of euro-denominated borrowings and $14,354,000 of Canadian dollar-denominated borrowings. As of September 26, 2020, the Company had $154,790,000 of borrowing capacity available under the Credit Agreement, which was calculated by translating its foreign-denominated borrowings using borrowing date foreign exchange rates.
See Note 10, Derivatives, under the heading Interest Rate Swap Agreements, for information relating to the swap agreements used to hedge the Company’s exposure to movements in the three-month USD LIBOR on its U.S. dollar-denominated debt borrowed under the Credit Agreement.
The weighted average interest rate for the outstanding balance under the Credit Agreement was 1.82% as of September 26, 2020.

Commercial Real Estate Loan
In 2018, the Company and certain domestic subsidiaries borrowed $21,000,000 under a ten-year promissory note (Real Estate Loan), which was repayable in quarterly principal installments of $262,500 with the remaining principal balance of $10,500,000 due July 6, 2028. Interest accrued and was payable quarterly in arrears at a fixed rate of 4.45% per annum.
In July 2020, the Company prepaid the outstanding principal balance on the Real Estate Loan of $18,900,000, together with accrued interest and a prepayment fee of 1.00% of the outstanding principal balance, resulting in a loss on the extinguishment of debt of $189,000, which is included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of income. To prepay the Real Estate Loan, the Company used $19,000,000 of borrowings available under the Credit Agreement.

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

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Debt Compliance
As of September 26, 2020, the Company was in compliance with the covenants related to its debt obligations.

Finance Leases
The Company's finance leases primarily relate to contracts for its vehicles.

Other Borrowings
Other borrowings include a sale-leaseback financing arrangement for a manufacturing facility in Germany. Under this arrangement, the quarterly lease payment includes principal, interest, and a payment to the landlord toward a loan receivable. The interest rate on the outstanding obligation is 1.79%. The secured loan receivable, which is included in other assets in the accompanying condensed consolidated balance sheet, was $1,127,000 at September 26, 2020. The lease arrangement provides for a fixed price purchase option, net of the projected loan receivable, of $1,549,000 at the end of the lease term in 2022. If the Company does not exercise the purchase option for the facility, it will receive cash from the landlord to settle the loan receivable. As of September 26, 2020, $3,704,000 was outstanding under this obligation.

7.    Stock-Based Compensation

The Company recognized stock-based compensation expense of $1,610,000 in the third quarter of 2020, $1,658,000 in the third quarter of 2019, $5,126,000 in the first nine months of 2020, and $5,125,000 in the first nine months of 2019 within SG&A expenses in the accompanying condensed consolidated statement of income. The Company recognizes compensation expense for all stock-based awards granted to employees and directors based on the grant date estimate of fair value for those awards. The fair value of RSUs is based on the grant date price of the Company's common stock, reduced by the present value of estimated dividends foregone during the requisite service period. For time-based RSUs, compensation expense is recognized ratably over the requisite service period for the entire award based on the grant date fair value, and net of actual forfeitures recorded when they occur. For performance-based RSUs, compensation expense is recognized ratably over the requisite service period for each separately vesting portion of the award based on the grant date fair value, net of actual forfeitures recorded when they occur, and remeasured each reporting period until the total number of RSUs to be issued is known. Unrecognized compensation expense related to stock-based compensation totaled approximately $6,913,000 at September 26, 2020 and will be recognized over a weighted average period of 1.7 years.

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
The components of net periodic benefit cost are as follows:

	Three Months Ended September 26, 2020		Three Months Ended September 28, 2019
(In thousands, except percentages)	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$45	$2	$—	$43	$1
Interest Cost	22	9	283	27	37
Expected Return on Plan Assets	(14)	(1)	(248)	(16)	(1)
Recognized Net Actuarial Loss	10	4	8	5	3
Amortization of Prior Service Cost	2	—	—	—	—
	$65	$14	$43	$59	$40

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	2.05%	3.80%	4.10%	2.82%	4.44%
Expected Long-Term Return on Plan Assets	7.21%	7.21%	4.10%	9.22%	9.22%
Rate of Compensation Increase	3.14%	5.57%	—%	2.99%	5.57%

	Nine Months Ended September 26, 2020		Nine Months Ended September 28, 2019
(In thousands, except percentages)	Non-U.S. Pension	Other Post-Retirement	U.S. Pension	Non-U.S. Pension	Other Post-Retirement
Service Cost	$131	$5	$—	$129	$3
Interest Cost	66	29	850	84	112
Expected Return on Plan Assets	(45)	(3)	(745)	(50)	(3)
Recognized Net Actuarial Loss	31	12	24	15	9
Amortization of Prior Service Cost	5	—	—	—	—
	$188	$43	$129	$178	$121

The weighted average assumptions used to determine net periodic benefit cost are as follows:

Discount Rate	2.12%	3.83%	4.10%	2.81%	4.44%
Expected Long-Term Return on Plan Assets	7.21%	7.21%	4.10%	9.22%	9.22%
Rate of Compensation Increase	3.17%	5.57%	—%	2.99%	5.57%

Other than the payment made for the settlement of the Restoration Plan obligation in January 2020, the Company does not plan to make any material cash contributions to its other pension and post-retirement plans in 2020.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.    Accumulated Other Comprehensive Items

Comprehensive income combines net income and other comprehensive items, which represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheet.
Changes in each component of accumulated other comprehensive items (AOCI), net of tax, are as follows:

(In thousands)	Foreign Currency Translation Adjustment	Pension and Other Post-Retirement Benefit Liability Adjustments	Deferred Loss on Cash Flow Hedges	Total
Balance at December 28, 2019	$(36,145)	$(831)	$(644)	$(37,620)
Other comprehensive income (loss) before reclassifications	748	(1)	(420)	327
Reclassifications from AOCI	—	(84)	145	61
Net current period other comprehensive items	748	(85)	(275)	388
Balance at September 26, 2020	$(35,397)	$(916)	$(919)	$(37,232)

Amounts reclassified from AOCI are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	Statement of Income Line Item
Retirement Benefit Plans (a)
Recognized net actuarial loss	$(14)	$(16)	$(43)	$(48)	Other expense, net
Amortization of prior service cost	(2)	—	(5)	—	Other expense, net
Total expense before income taxes	(16)	(16)	(48)	(48)
Income tax benefit	4	4	132	12	Provision for income taxes
	(12)	(12)	84	(36)
Cash Flow Hedges (b)
Interest rate swap agreements	(109)	(10)	(215)	17	Interest expense
Forward currency-exchange contracts	47	—	24	(129)	Cost of revenue
Total expense before income taxes	(62)	(10)	(191)	(112)
Income tax benefit	15	2	46	35	Provision for income taxes
	(47)	(8)	(145)	(77)
Total Reclassifications	$(59)	$(20)	$(61)	$(113)

(a)Included in the computation of net periodic benefit cost. See Note 8, Retirement Benefit Plans, for additional information.
(b)See Note 10, Derivatives, for additional information.

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
The counterparty to the 2018 Swap Agreement could demand an early termination of that agreement if the Company were to be in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and if it were to be unable to cure the default. See Note 6, Long-Term Obligations, for further details.

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
The Company recognized within SG&A expenses in the accompanying condensed consolidated statement of income gains of $27,000 in the third quarter of 2020, losses of $14,000 in the third quarter of 2019, losses of $1,000 in the first nine months of 2020, and losses of $46,000 in the first nine months of 2019 associated with forward currency-exchange contracts that were not designated as hedges.
The following table summarizes the fair value of derivative instruments in the accompanying condensed consolidated balance sheet:

		September 26, 2020		December 28, 2019
	Balance Sheet Location	Asset (Liability) (a)	Notional Amount (b)	Asset (Liability) (a)	Notional Amount
(In thousands)
Derivatives Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contract	Other Current Assets	$4	$1,311	$—	$—
2015 Swap Agreement	Other Current Assets	$—	$—	$11	$10,000
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(14)	$842	$(75)	$4,825
2018 Swap Agreement	Other Long-Term Liabilities	$(1,202)	$15,000	$(770)	$15,000

Derivatives Not Designated as Hedging Instruments:
Derivatives in an Asset Position:
Forward currency-exchange contracts	Other Current Assets	$25	$713	$3	$387
Derivatives in a Liability Position:
Forward currency-exchange contracts	Other Current Liabilities	$(5)	$686	$(43)	$2,545

(a) See Note 11, Fair Value Measurements and Fair Value of Financial Instruments, for the fair value measurements relating to these financial instruments.
(b) The total 2020 notional amounts are indicative of the level of the Company's recurring derivative activity.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity in AOCI associated with derivative instruments designated as cash flow hedges as of and for the nine months ended September 26, 2020:

(In thousands)	Interest Rate Swap Agreements	Forward Currency- Exchange Contracts	Total
Unrealized Loss, Net of Tax, at December 28, 2019	$(589)	$(55)	$(644)
Loss (gain) reclassified to earnings (a)	163	(18)	145
(Loss) gain recognized in AOCI	(487)	67	(420)
Unrealized Loss, Net of Tax, at September 26, 2020	$(913)	$(6)	$(919)

(a) See Note 9, Accumulated Other Comprehensive Items, for the income statement classification.

As of September 26, 2020, the Company expects to reclassify losses of $351,000 from AOCI to earnings over the next twelve months based on the estimated cash flows of the 2018 Swap Agreement and the maturity dates of the forward currency-exchange contracts.

11.    Fair Value Measurements and Fair Value of Financial Instruments

Fair value measurement is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value as of September 26, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$10,561	$—	$—	$10,561
Banker's acceptance drafts (a)	$—	$4,423	$—	$4,423
Forward currency-exchange contracts	$—	$29	$—	$29
Liabilities:
2018 Swap Agreement	$—	$1,202	$—	$1,202
Forward currency-exchange contracts	$—	$19	$—	$19

	Fair Value as of December 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds and time deposits	$9,920	$—	$—	$9,920
Banker's acceptance drafts (a)	$—	$5,230	$—	$5,230
2015 Swap Agreement	$—	$11	$—	$11
Forward currency-exchange contracts	$—	$3	$—	$3
Liabilities:
2018 Swap Agreement	$—	$770	$—	$770
Forward currency-exchange contracts	$—	$118	$—	$118

(a)Included in accounts receivable in the accompanying condensed consolidated balance sheet.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company uses the market approach technique to value its financial assets and liabilities, and there were no changes in valuation techniques during the first nine months of 2020. Banker's acceptance drafts are carried at face value which approximates their fair value due to the short-term nature of the negotiable instrument. The fair values of forward currency-exchange contracts are based on quoted forward foreign exchange rates at the reporting date. The fair values of interest rate swap agreements are based on LIBOR yield curves at the reporting date. The forward currency-exchange contracts and interest rate swap agreements are hedges of either recorded assets or liabilities or anticipated transactions and represent the estimated amount the Company would receive or pay upon liquidation of the contracts. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the table above.
The carrying value and fair value of debt obligations, excluding lease obligations and other borrowings, are as follows:

	September 26, 2020		December 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)
Debt Obligations:
Revolving credit facility	$245,010	$245,010	$265,419	$265,419
Commercial real estate loan	—	—	19,425	20,541
Senior promissory notes	10,000	10,916	10,000	10,803
	$255,010	$255,926	$294,844	$296,763

The carrying value of the Company's revolving credit facility approximates the fair value as the obligation bears variable rates of interest, which adjust frequently, based on prevailing market rates. The fair values of the commercial real estate loan, which was repaid in July 2020, and senior promissory notes are primarily calculated based on quoted market rates plus an applicable margin available to the Company at the respective period ends, which represent Level 2 measurements.

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

•Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, and other industrial sectors. The Company's products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products and alternative fuel industries, among others. The Company's primary products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, and logging machinery. In addition, the Company provides industrial automation and digitization solutions to process industries.
•Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. The Company's primary products include conveying and vibratory equipment and balers. In addition, the Company manufactures and sells biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption.

KADANT INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In thousands)	2020	2019	2020	2019
Revenue
Flow Control	$56,815	$62,375	$165,329	$188,792
Industrial Processing	62,086	74,229	192,468	222,899
Material Handling	35,709	36,900	108,800	110,294
	$154,610	$173,504	$466,597	$521,985

Income Before Provision for Income Taxes
Flow Control (a)	$13,770	$15,103	$37,360	$43,220
Industrial Processing (b)	12,072	13,107	32,147	38,830
Material Handling (c)	2,614	3,525	10,341	5,515
Corporate (d)	(7,121)	(7,182)	(20,737)	(21,295)
Total operating income	21,335	24,553	59,111	66,270
Interest expense, net (e)	(1,618)	(3,023)	(5,920)	(9,985)
Other expense, net (e)	(32)	(98)	(95)	(296)
	$19,685	$21,432	$53,096	$55,989

Capital Expenditures
Flow Control	$509	$636	$1,667	$1,814
Industrial Processing	785	1,053	2,460	3,223
Material Handling	486	397	1,167	1,145
Corporate	42	7	125	54
	$1,822	$2,093	$5,419	$6,236

(a) Includes restructuring costs of $265,000 in the three-month period ended September 26, 2020 and $721,000 in the nine-month period ended September 26, 2020.
(b) Includes restructuring costs of $205,000 in the three- and nine-month periods ended September 26, 2020. Includes acquisition-related expenses of $161,000 in the three-month period ended September 26, 2020 and $596,000 in the nine-month period ended September 26, 2020. Acquisition-related expenses include amortization expense associated with backlog and acquisition costs.
(c) Includes acquisition-related expenses of $248,000 in the three-month period ended September 26, 2020 and $256,000 in the nine-month period ended September 26, 2020. Includes acquisition-related expenses of $21,000 in the three-month period ended September 28, 2019 and $5,695,000 in the nine-month period ended September 28, 2019. Acquisition-related expenses include amortization expense associated with acquired profit in inventory and backlog, and acquisition costs.
(d) Corporate primarily includes general and administrative expenses.
(e) The Company does not allocate interest and other expense, net to its segments.

13.    Commitments and Contingencies

Right of Recourse
In the ordinary course of business, the Company's subsidiaries in China may receive banker's acceptance drafts from customers as payment for their trade accounts receivable. The drafts are noninterest-bearing obligations of the issuing bank and mature within six months of the origination date. The Company's subsidiaries in China may use these banker's acceptance drafts prior to the scheduled maturity date to settle outstanding accounts payable with vendors. Banker's acceptance drafts transferred to vendors are subject to customary right of recourse provisions prior to their scheduled maturity dates. The Company had $7,702,000 at September 26, 2020 and $7,003,000 at December 28, 2019 of banker's acceptance drafts subject to recourse, which were transferred to vendors and had not reached their scheduled maturity dates. Historically, the banker's acceptance drafts have settled upon maturity without any claim of recourse against the Company.

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
We previously reported our financial results by combining operating entities into three reportable operating segments: Papermaking Systems, Wood Processing Systems, and Material Handling Systems, and a separate product line, Fiber-based Products. During the first quarter of 2020, we changed our reportable operating segments to better align with our strategic initiatives to grow both organically and through acquisitions. See Note 12, Business Segment Information, in the accompanying condensed consolidated financial statements for further detail regarding our segments. Accordingly, our financial results are reported in three new reportable operating segments: Flow Control, Industrial Processing, and Material Handling. The Flow Control segment consists of our fluid-handling and doctoring, cleaning, & filtration product lines; the Industrial Processing segment consists of our wood processing and stock-preparation product lines (excluding our baling products); and the Material Handling segment consists of our conveying and screening, baling, and fiber-based product lines. Financial information for 2019 has been recast to conform to the new segment presentation. A description of each segment is as follows:
•Flow Control – Custom-engineered products, systems, and technologies that control the flow of fluids used in industrial and commercial applications to keep critical processes running efficiently in the packaging, tissue, food, metals, and other industrial sectors. Our products include rotary sealing devices, steam systems, expansion joints, doctor systems, roll and fabric cleaning devices, and filtration and fiber recovery systems.

KADANT INC.

Overview (continued)
•Industrial Processing – Equipment, machinery, and technologies used to recycle paper and paperboard and process timber for use in the packaging, tissue, wood products, and alternative fuel industries, among others. Our products include stock-preparation systems and recycling equipment, chemical pulping equipment, debarkers, stranders, chippers, and logging machinery. In addition, we provide industrial automation and digitization solutions to process industries.
•Material Handling – Products and engineered systems used to handle bulk and discrete materials for secondary processing or transport in the aggregates, mining, food, and waste management industries, among others. Our products include conveying and vibratory equipment and balers. In addition, we manufacture and sell biodegradable, absorbent granules used as carriers in agricultural applications and for oil and grease absorption.

Business Outlook and COVID-19 Update
In March 2020, the World Health Organization designated the novel coronavirus as a global pandemic (COVID-19). In response to the ongoing COVID-19 pandemic, we continue to focus our efforts on:
•protecting the health and safety of our employees though precautionary measures, including working remotely when employees are not required to be physically present, social distancing, wearing face coverings, adding safety and hygiene protocols within our facilities, restricting travel and other safeguards;
•as a critical infrastructure company, serving the needs and expectations of our customers;
•working closely with our supply chain to minimize potential disruptions; and
•preserving our liquidity position.

The COVID-19 pandemic has resulted in significant worldwide economic disruption and adversely affected our bookings and results of operations primarily due to delayed or reduced spending by our customers, as well as customer-requested delays on certain capital projects and service work. While our businesses continue to be impacted by COVID-19, we experienced an 8% sequential increase in bookings in the third quarter of 2020 compared to the second quarter of 2020, mainly attributable to improved capital equipment bookings at our Industrial Processing segment's wood processing business. For the fourth quarter of 2020, we expect a sequential increase in capital equipment bookings, and our parts and consumables bookings to remain stable as our customers perform year-end maintenance on their equipment.
Consolidated bookings decreased 16% to $143.3 million in the third quarter of 2020 compared to $170.9 million in the third quarter of 2019, offset by a 1% increase from the favorable effect of foreign currency translation and an acquisition. Our business outlook by segment, including an update on the impact of COVID-19, is as follows:

•Flow Control – Bookings decreased 16% in the third quarter of 2020 compared with the third quarter of 2019. Bookings for capital equipment at our North American and European operations continue to be negatively impacted by delayed or reduced capital spending by our customers. Bookings for parts and consumables products at our North American and European operations declined slightly as a result of decreased demand from industrial customers due to production downtime, shutdowns and visitation restrictions at customer facilities related to COVID-19, while demand from our packaging, food processing, and tissue customers remained relatively stable.
•Industrial Processing – Bookings decreased 20% in the third quarter of 2020 compared with the third quarter of 2019. Bookings at our stock-preparation business declined primarily due to delays or reductions in capital equipment spending by our customers as a result of COVID-19 and uncertainty in the Asian market surrounding the response to China's recovered paper import restrictions. The decline at our stock-preparation business was partially offset by increased capital equipment bookings at our wood processing business due to a robust U.S. housing market and a rebound in lumber, oriented strand board and plywood prices, which has driven increased capital investment by our customers. Our wood processing business continues to experience steady bookings for parts and consumables products due to an improved U.S. housing market and higher demand for wood-based products, which have increased mill run rates resulting in higher parts consumption by our customers.
•Material Handling – Bookings decreased 9% in the third quarter of 2020 compared with the third quarter of 2019. Demand for our conveying and vibratory equipment continues to be negatively impacted by reduced customer spending primarily as a result of COVID-19 shutdowns and visitation restrictions. Despite a slight decline in bookings in the third quarter of 2020 compared to a strong third quarter of 2019, orders at our baler business improved significantly from the first two quarters of 2020 as a result of increased economic activity and eased COVID-19 restrictions in Europe in the third quarter, in addition to orders from new markets.

KADANT INC.

Overview (continued)

To mitigate the adverse effects of the pandemic on our business, we continue to manage discretionary spending in such areas as capital expenditures and travel-related costs, utilize government employee retention assistance programs, and execute restructuring actions to reduce payroll-related costs at certain of our operations. During the third quarter of 2020, we received benefits from government employee retention assistance programs of $2.8 million. We expect the benefits received from these programs to decrease in the fourth quarter of 2020.
Our liquidity position as of September 26, 2020 consisted of over $53 million of cash and cash equivalents, $155 million of available borrowing capacity, and $265 million of uncommitted borrowing capacity. We do not have any mandatory principal payments on our long-term debt obligations until 2023.
We continue to evaluate the impact of COVID-19 on our business and will take actions that are in the best interests of our employees, customers, and stakeholders or as mandated by governmental authorities. While our global presence and the diversity of our products have provided some stability during the COVID-19 pandemic, there is continued uncertainty surrounding the trajectory of the pandemic which has been impacted by a recent resurgence of infections in many regions of the world, the timing of recovery in the markets in which we operate, and the resulting impact on our results of operations, financial condition and cash flows. Accordingly, we cannot predict the extent of the impact that COVID-19 may have on our business for the remainder of fiscal 2020.
For more information on risks related to health epidemics to our business, including COVID-19, please see Part I, Item 1A. Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, as further amended in subsequent filings with the SEC.

Global Trade
In 2018, the United States began imposing tariffs on certain imports from China, which has and will continue to increase the cost of some of the equipment that we import. Although we are working to mitigate the impact of tariffs through pricing and sourcing strategies, we cannot be sure how our customers and competitors will react to certain actions we take. For more information on risks associated with our global operations, including tariffs, please see Part I, Item 1A. Risk Factors, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, as further amended in subsequent filings with the SEC.

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

Acquisitions
We expect that a significant driver of our growth over the next several years will be the acquisition of businesses and technologies that complement or augment our existing products and services or may involve entry into a new process industry. We continue to pursue acquisition opportunities. In 2020, we made an acquisition in our Industrial Processing segment for approximately $6.9 million, net of cash acquired. See Note 2, Acquisitions, for further details. Our significant acquisition in 2019 is described below.
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

KADANT INC.

Overview (continued)

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

Results of Operations

Third Quarter 2020 Compared With Third Quarter 2019

Revenue
The following table presents the change in revenue by segment between the third quarters of 2020 and 2019, and those changes excluding the effect of foreign currency translation and an acquisition which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment in the third quarters of 2020 and 2019 was as follows:

							(Non-GAAP)
	Three Months Ended				Currency Translation	Acquisition	Change in Organic Revenue
(In thousands, except percentages)	September 26, 2020	September 28, 2019	Total Decrease	% Change			Decrease	% Change
Flow Control	$56,815	$62,375	$(5,560)	(9)%	$(260)	$—	$(5,300)	(8)%
Industrial Processing	62,086	74,229	(12,143)	(16)%	411	752	(13,306)	(18)%
Material Handling	35,709	36,900	(1,191)	(3)%	498	—	(1,689)	(5)%
Consolidated Revenue	$154,610	$173,504	$(18,894)	(11)%	$649	$752	$(20,295)	(12)%

Consolidated revenue in the third quarter of 2020 decreased 11%, while consolidated organic revenue declined 12%, principally due to lower capital equipment revenue at our Industrial Processing and Flow Control segments as described below.
Revenue at our Flow Control segment decreased 9% in the third quarter of 2020, while organic revenue declined 8%. Organic revenue declined primarily due to decreased demand for capital equipment at our North American operations, which was negatively impacted by reduced customer spending and customer-requested delays as a result of COVID-19.
Revenue at our Industrial Processing segment decreased 16% in the third quarter of 2020, while organic revenue declined 18%. Organic revenue at our stock-preparation business was adversely affected by decreased demand for capital equipment at our Chinese and European operations due to reduced or delayed customer spending as a result of COVID-19, and at our Chinese operations due to uncertainty in the Asian market surrounding the response to China's recovered paper import restrictions. Additionally, organic revenue for parts and consumables products declined at our European operations as a result of unusually high demand in the 2019 period and at our North American operations due to reduced customer spending as a result of COVID-19. Organic revenue at our wood processing business also decreased due to lower capital equipment revenue at our North American operations related to changes in certain end markets and, to a lesser extent, reduced spending as a result of COVID-19. These decreases were offset in part by higher parts and consumables revenue at our North American operations driven by increased mill run rates resulting in higher parts consumption by our customers.

KADANT INC.

Results of Operations (continued)

Revenue at our Material Handling segment decreased 3% in the third quarter of 2020, while organic revenue declined 5%. Organic revenue declined due to a decrease in demand for our parts and consumables products primarily at our conveying and vibratory equipment business related to a reduction in customer spending as a result of shutdowns and visitation restrictions related to COVID-19. A decrease in organic revenue from capital equipment at our baler business due to a weak European economy, compounded by the effect of COVID-19, was more than offset by an increase in organic revenue from capital equipment at our conveying and vibratory equipment business primarily due to revenue from a large order received in late 2019.

Gross Profit Margin
Gross profit margin by segment in the third quarters of 2020 and 2019 was as follows:

	Three Months Ended
	September 26, 2020	September 28, 2019
Flow Control	52.9%	52.9%
Industrial Processing	43.7%	38.7%
Material Handling	31.1%	34.0%
Consolidated Gross Profit Margin	44.2%	42.8%

Consolidated gross profit margin increased in the third quarter of 2020 primarily due to benefits received from government employee retention assistance programs of $1.6 million, which increased consolidated gross profit margin in the third quarter of 2020 by 1.1 percentage points.
Gross profit margin at our Flow Control segment was unchanged in the third quarter of 2020 compared to the third quarter of 2019. An improved margin due to an increased proportion of higher-margin parts and consumables revenue was offset by a lower margin on capital equipment revenue.
Gross profit margin at our Industrial Processing segment increased in the third quarter of 2020 due to benefits received from government employee retention assistance programs of $1.4 million, which improved gross profit margin by 2.3 percentage points. Gross profit margin also improved in the third quarter of 2020 due to an increased proportion of higher-margin parts and consumables revenue at our wood processing business and a favorable change in product mix for capital equipment revenue at our stock-preparation business.
Gross profit margin at our Material Handling segment decreased in the third quarter of 2020 primarily due to lower margins on our capital equipment revenue and decreased manufacturing efficiency related to lower production volumes at our baler business, as well as an increased proportion of lower-margin capital equipment revenue at our conveying and vibratory equipment business.

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses by segment in the third quarters of 2020 and 2019 were as follows:

	Three Months Ended
(In thousands, except percentages)	September 26, 2020	% of Revenue	September 28, 2019	% of Revenue	Decrease	% Change
Flow Control	$15,136	27%	$16,942	27%	$(1,806)	(11)%
Industrial Processing	13,759	22%	14,538	20%	(779)	(5)%
Material Handling	7,955	22%	8,564	23%	(609)	(7)%
Corporate	7,003	N/A	7,053	N/A	(50)	(1)%
Consolidated SG&A Expenses	$43,853	28%	$47,097	27%	$(3,244)	(7)%

Consolidated SG&A expenses as a percentage of revenue increased to 28% in the third quarter of 2020 compared with 27% in the third quarter of 2019 due to lower revenues in the 2020 period. Consolidated SG&A expenses decreased $3.2 million in the third quarter of 2020 compared with the third quarter of 2019 primarily due to reduced travel-related costs of $2.0 million and benefits received from government employee retention assistance programs of $1.0 million.

KADANT INC.

Results of Operations (continued)

SG&A expenses as a percentage of revenue at our Flow Control segment was 27% in both the third quarters of 2020 and 2019. SG&A expenses decreased in the third quarter of 2020 compared with the third quarter of 2019 principally due to reduced travel-related costs of $0.6 million, as well as lower payroll-related costs as a result of restructuring actions taken in the first half of 2020 and benefits received from government employee retention assistance programs.
SG&A expenses as a percentage of revenue at our Industrial Processing segment increased to 22% in the third quarter of 2020 compared with 20% in the third quarter of 2019 due to lower revenues in the 2020 period. SG&A expenses decreased in the third quarter of 2020 compared with the third quarter of 2019 principally due to reduced travel-related costs of $0.7 million and benefits received from government employee retention assistance programs.
SG&A expenses as a percentage of revenue at our Material Handling segment decreased slightly to 22% in the third quarter of 2020 compared with 23% in the third quarter of 2019. SG&A expenses decreased in the third quarter of 2020 compared with the third quarter of 2019 principally due to reduced travel-related costs.
SG&A expenses at Corporate were relatively unchanged in the third quarter of 2020 compared with the third quarter of 2019.

Restructuring Costs
Restructuring costs of $0.5 million, consisting of $0.3 million in our Flow Control segment and $0.2 million in our Industrial Processing segment, in the third quarter of 2020 represent severance costs for an additional 24 employees. See Restructuring Costs in Results of Operations, "First Nine Months 2020 Compared With First Nine Months 2019" for further discussion related to this restructuring plan.

Interest Expense
Interest expense decreased to $1.7 million in the third quarter of 2020 from $3.1 million in the third quarter of 2019 due to a lower weighted-average interest rate and lower outstanding debt. At the end of the third quarter of 2020, our leverage ratio on our credit facility decreased to 1.88, which will have the effect of reducing the applicable margin on the outstanding debt under our revolving credit facility by 25 basis points in future quarters.

Provision for Income Taxes
Our provision for income taxes decreased to $4.7 million in the third quarter of 2020 from $5.2 million in the third quarter of 2019 and represented 24% of pre-tax income in both periods. The effective tax rate of 24% in the third quarter of 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses and the distribution of our worldwide earnings. This incremental tax expense was offset in part by a tax benefit related to final Global Intangible Low-Taxed Income (GILTI) regulations issued by the U.S. Treasury Department during the third quarter of 2020 on an election to provide a high-tax exception to the GILTI tax retroactive to 2018. The effective tax rate of 24% in the third quarter of 2019 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, tax expense associated with GILTI, nondeductible expenses, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. This incremental tax expense was offset in part by a decrease in tax related to the reversal of tax reserves associated with uncertain tax positions and the net excess income tax benefits from stock-based compensation arrangements.

Net Income
Net income decreased $1.2 million to $15.0 million in the third quarter of 2020 from $16.2 million in the third quarter of 2019 due to a $3.2 million decrease in operating income, offset by a decrease in interest expense of $1.4 million and a decrease in provision for income taxes of $0.5 million (see discussions above for further details).

KADANT INC.

Results of Operations (continued)

First Nine Months 2020 Compared With First Nine Months 2019

Revenue
The following table presents changes in revenue by segment between the first nine months of 2020 and 2019, and those changes excluding the effect of foreign currency translation and an acquisition which we refer to as change in organic revenue. The presentation of the change in organic revenue is a non-GAAP measure. We believe this non-GAAP measure helps investors gain an understanding of our underlying operations consistent with how management measures and forecasts its performance, especially when comparing such results to prior periods. This non-GAAP measure should not be considered superior to or a substitute for the corresponding GAAP measure.
Revenue by segment in the first nine months of 2020 and 2019 was as follows:

							(Non-GAAP)
	Nine Months Ended				Currency Translation	Acquisition	Change in Organic Revenue
(In thousands, except percentages)	September 26, 2020	September 28, 2019	Total Decrease	% Change			Decrease	% Change
Flow Control	$165,329	$188,792	$(23,463)	(12)%	$(3,694)	$—	$(19,769)	(10)%
Industrial Processing	192,468	222,899	(30,431)	(14)%	(2,013)	957	(29,375)	(13)%
Material Handling	108,800	110,294	(1,494)	(1)%	(178)	—	(1,316)	(1)%
Consolidated Revenue	$466,597	$521,985	$(55,388)	(11)%	$(5,885)	$957	$(50,460)	(10)%

Consolidated revenue in the first nine months of 2020 decreased by 11%, while consolidated organic revenue declined 10% due to lower capital equipment revenue at our Industrial Processing and Flow Control segments and lower parts and consumables revenue at all our segments as described below.
Revenue from our Flow Control segment decreased 12% in the first nine months of 2020, while organic revenue declined 10%. Organic revenue declined due to decreased demand for capital equipment at our North American and, to a lesser extent, our European operations due to reduced customer spending and customer-requested delays as a result of COVID-19. Additionally, the 2019 period included relatively high demand for capital equipment at our North American operations. Organic revenue was also impacted by a decline in demand for parts and consumables at our North American operations and, to a lesser extent, our European operations due to downtimes and shutdowns, as well as visitation restrictions at many customer facilities related to COVID-19.
Revenue from our Industrial Processing segment decreased 14% in the first nine months of 2020, while organic revenue declined by 13%. Organic revenue at our stock-preparation business was negatively impacted by decreased demand for capital equipment at our Chinese operations due to reduced or delayed customer spending as a result of COVID-19 and uncertainty in the Asian market surrounding the response to China's recovered paper import restrictions. Additionally, organic revenue from parts and consumables at our North American operations and capital equipment at our European operations decreased due to reduced customer spending as a result of COVID-19. Organic revenue from capital equipment at our North American wood processing operations decreased due to changes in certain end markets and, to a lesser extent, reduced spending as a result of COVID-19.
Revenue and organic revenue at our Material Handling segment decreased 1% in the first nine months of 2020. Organic revenue from our parts and consumables products at our conveying and vibratory equipment business decreased due to a reduction in customer spending primarily as a result of shutdowns and visitation restrictions related to COVID-19. A decrease in organic revenue from capital equipment at our baler business due to a weak European economy, compounded by the effect of COVID-19, was more than offset by an increase in organic revenue from capital equipment at our conveying and vibratory equipment business primarily due to revenue from a large order received in late 2019.

KADANT INC.

Results of Operations (continued)

Gross Profit Margin
Gross profit margin by segment in the first nine months of 2020 and 2019 was as follows:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Flow Control	53.1%	51.7%
Industrial Processing	41.0%	39.0%
Material Handling	33.5%	31.4%
Consolidated Gross Profit Margin	43.5%	42.0%

Consolidated gross profit margin increased in the first nine months of 2020 largely due to the amortization of acquired profit in inventory of $3.5 million related to the SMH acquisition that lowered consolidated gross profit margin in the first nine months of 2019 by 0.7 percentage points, and benefits received in the second and third quarters of 2020 from government employee retention assistance programs of $2.9 million, which increased consolidated gross profit margin in the first nine months of 2020 by 0.6 percentage points.
Gross profit margin at our Flow Control segment increased in the first nine months of 2020 due to an increased proportion of higher-margin parts and consumables revenue and an improved margin on capital equipment revenue.
Gross profit margin at our Industrial Processing segment increased in the first nine months of 2020 primarily due to benefits received from government employee retention assistance programs of $2.4 million, which improved the gross profit margin by 1.2 percentage points, as well as an increased proportion of higher-margin parts and consumables revenue at our wood processing business.
Gross profit margin at our Material Handling Systems segment in the first nine months of 2019 was negatively affected by the amortization of acquired profit in inventory of $3.5 million, which lowered the gross profit margin in 2019 by 3.2 percentage points. The remaining 1.1 percentage point difference was due to lower gross margins on our capital equipment as a result of an unfavorable change in product mix.

Selling, General, and Administrative Expenses
SG&A expenses in the first nine months of 2020 and 2019 were as follows:

	Nine Months Ended
(In thousands, except percentages)	September 26, 2020	% of Revenue	September 28, 2019	% of Revenue	Decrease	% Change
Flow Control	$46,876	28%	$51,324	27%	$(4,448)	(9)%
Industrial Processing	42,499	22%	44,794	20%	(2,295)	(5)%
Material Handling	24,730	23%	27,783	25%	(3,053)	(11)%
Corporate	20,413	N/A	20,982	N/A	(569)	(3)%
Consolidated SG&A Expenses	$134,518	29%	$144,883	28%	$(10,365)	(7)%

Consolidated SG&A expenses as a percentage of revenue increased to 29% in the first nine months of 2020 compared with 28% in the first nine months of 2019 due to lower revenues in the 2020 period. Consolidated SG&A expenses decreased $10.4 million in the first nine months of 2020 compared with the first nine months of 2019 due to reduced travel-related costs of $5.7 million, benefits received from government employee retention assistance programs of $1.8 million, a favorable effect of foreign currency translation of $1.5 million, and lower acquisition-related costs of $1.3 million.
SG&A expenses as a percentage of revenue at our Flow Control segment increased to 28% in the first nine months of 2020 compared with 27% in the first nine months of 2019 due to lower revenues in the 2020 period. SG&A expenses decreased in the first nine months of 2020 compared with the first nine months of 2019 due to reduced travel-related costs of $2.1 million and lower payroll-related costs as a result of restructuring actions taken in the first half of 2020 and benefits received from government employee retention assistance programs.

KADANT INC.

Results of Operations (continued)

SG&A expenses as a percentage of revenue at our Industrial Processing segment increased to 22% in the first nine months of 2020 compared with 20% in the first nine months of 2019 due to lower revenues in the 2020 period. SG&A expenses decreased in the first nine months of 2020 compared with the first nine months of 2019 principally due to reduced travel-related costs of $2.2 million and benefits received from government employee retention assistance programs of $1.2 million. These decreases were partially offset by higher professional service fees and acquisition-related costs of $0.6 million in the 2020 period.
SG&A expenses as a percentage of revenue at our Material Handling segment decreased to 23% in the first nine months of 2020 compared with 25% in the first nine months of 2019. The 2020 period includes amortization of acquired backlog associated with the acquisition of SMH of $0.3 million, while the 2019 period includes amortization of acquired backlog of $1.3 million and other acquisition-related costs of $0.8 million for the acquisition of SMH. Excluding these acquisition-related costs, SG&A expenses as a percentage of revenue decreased to 22% in the first nine months of 2020 compared to 23% in the first nine months of 2019 due to reduced travel-related costs.
SG&A expenses at Corporate decreased in the first nine months of 2020 compared with the first nine months of 2019 primarily due to lower professional service fees.

Restructuring Costs
Restructuring costs of $0.9 million, consisting of $0.7 million in our Flow Control segment and $0.2 million in our Industrial Processing segment, in the first nine months of 2020 represent severance costs for 54 employees to reduce future payroll-related overhead and operating costs in response to the slowdown in the global economy, largely driven by COVID-19. In the first nine months of 2020, we also reduced our workforce by 21 employees within our Industrial Processing segment with no associated severance costs. We expect annualized payroll-related savings as a result of these actions of approximately $4.1 million, including $2.7 million at our Flow Control segment and $1.4 million at our Industrial Processing segment, which consist of approximately $2.0 million related to cost of sales and $2.1 million related to operating expenses. We may incur additional restructuring costs as we continue to evaluate the impact of COVID-19 and the resulting global economic downturn on our business.

Interest Expense
Interest expense decreased to $6.1 million in the first nine months of 2020 from $10.1 million in the first nine months of 2019 due to a lower weighted-average interest rate and lower outstanding debt.

Provision for Income Taxes
Our provision for income taxes increased to $13.7 million in the first nine months of 2020 from $12.3 million in the first nine months of 2019. The effective tax rate of 26% in the first nine months of 2020 was higher than our statutory rate of 21% primarily due to nondeductible expenses, the distribution of our worldwide earnings, and state taxes. These increases in tax expense were offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements. The effective tax rate of 22% in the first nine months of 2019 was higher than our statutory rate of 21% primarily due to the distribution of our worldwide earnings, nondeductible expenses, tax expense associated with GILTI, state taxes, and the cost of repatriating the earnings of certain foreign subsidiaries. This incremental tax expense was offset in part by a decrease in tax related to the net excess income tax benefits from stock-based compensation arrangements, a net tax benefit associated with foreign exchange losses and tax costs recognized upon our repatriation of certain previously taxed foreign earnings, and the reversal of tax reserves associated with uncertain tax positions.

Net Income
Net income decreased $4.3 million to $39.4 million in the first nine months of 2020 from $43.7 million in the first nine months of 2019 primarily due to a $7.2 million decrease in operating income and a $1.4 million increase in provision for income taxes, offset in part by a decrease in interest expense of $4.1 million (see discussions above for further details).

Recent Accounting Pronouncements
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, under the headings Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Not Yet Adopted, in the accompanying condensed consolidated financial statements for further details.

KADANT INC.

Liquidity and Capital Resources

Consolidated working capital was $155.7 million at September 26, 2020, compared with $151.4 million at December 28, 2019. Included in working capital were cash and cash equivalents of $53.6 million at September 26, 2020, compared with $66.8 million at December 28, 2019. Cash and cash equivalents held by our foreign subsidiaries was $52.6 million at September 26, 2020 and $58.9 million at December 28, 2019.

Cash Flows
Cash flow information in the first nine months of 2020 and 2019 was as follows:

	Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019
Net Cash Provided by Operating Activities	$52,601	$58,166
Net Cash Used in Investing Activities	(12,459)	(182,767)
Net Cash (Used in) Provided by Financing Activities	(52,871)	130,498
Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash	660	(2,043)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(12,069)	$3,854

Operating Activities
Cash provided by operating activities decreased to $52.6 million in the first nine months of 2020 from $58.2 million in the first nine months of 2019. Our operating cash flows are primarily from cash received from customers, offset by cash payments for items such as inventory, employee compensation, operating leases, income taxes and interest payments on outstanding debt obligations. The decrease in cash provided by operating activities in the first nine months of 2020 compared with the first nine months of 2019 was primarily due to lower net income, offset in part by slightly less cash used for working capital. Cash used for working capital was $15.4 million in the first nine months of 2020 and $15.9 million in the first nine months of 2019. We used cash of $6.2 million for inventory in the first nine months of 2020 primarily relating to the buildup of inventory for capital equipment and spare parts that will be shipped in late fiscal 2020 and early fiscal 2021 compared to cash used of $10.3 million in the prior period due to increased inventory at our wood processing business. We used cash of $13.2 million for accounts payable in the first nine months of 2020 primarily due to lower payables resulting from reduced spending levels during 2020 compared with cash received of $2.8 million in the 2019 period. We received cash of $2.8 million from other current assets in the first nine months of 2020 compared with cash used of $4.1 million in the 2019 period primarily related to changes in refundable income taxes in both periods.

Investing Activities
Our investing activities used cash of $12.5 million in the first nine months of 2020 compared with $182.8 million in the first nine months of 2019. The 2020 period included a use of cash of $7.1 million for acquisitions and the 2019 period included a use of cash of $176.9 million for the acquisition of SMH.

Financing Activities
Our financing activities used cash of $52.9 million in the first nine months of 2020 compared with cash provided of $130.5 million in the first nine months of 2019. Repayment of long-term obligations was $69.0 million in the first nine months of 2020 and $108.3 million in the first nine months of 2019. Repayment in the 2020 period included an $18.9 million prepayment of the outstanding principal balance on our Real Estate Loan using U.S. borrowings available under our revolving credit facility. Repayment in the 2019 period included $71.1 million of cash repatriated from Europe that was used to repay U.S. borrowings under our revolving credit facility. Borrowings under our revolving credit facility were $26.0 million in the 2020 period, including amounts used to prepay our Real Estate Loan, and $247.1 million in the 2019 period, including $179.3 million of U.S.-denominated borrowings for the acquisition of SMH and $56.1 million of euro-denominated borrowings.

KADANT INC.

Liquidity and Capital Resources (continued)

Exchange Rate Effect on Cash, Cash Equivalents, and Restricted Cash
The exchange rate effect on cash, cash equivalents, and restricted cash represents the impact of translation of cash balances at our foreign subsidiaries. The $2.0 million reduction in cash, cash equivalents, and restricted cash in the first nine months of 2019 related to the strengthening of the U.S. dollar, particularly against the euro, Chinese renminbi, and Swedish krona.

Debt Obligations
Under our revolving credit facility, we have a borrowing capacity of $400 million, of which $154.8 million was available to borrow as of September 26, 2020, along with an additional uncommitted, unsecured incremental borrowing facility of $150 million. In addition, under our uncommitted Multi-Currency Note Purchase and Private Shelf Agreement (Note Purchase Agreement), we may issue up to an additional $115 million of senior promissory notes. Under these agreements, our leverage ratio, as defined, must be less than 3.75. As of September 26, 2020, our leverage ratio was 1.88 and we were in compliance with our debt covenants. We do not have any mandatory principal payments on our long-term debt obligations until 2023. See Note 6, Long-Term Obligations, in the accompanying condensed consolidated financial statements for additional information regarding our debt obligations.

Additional Liquidity and Capital Resources
On May 13, 2020, our board of directors approved the repurchase of up to $20 million of our equity securities during the period from May 13, 2020 to May 13, 2021. We have not repurchased any shares of our common stock under this authorization or under the previous authorization, which expired on May 15, 2020.
We paid cash dividends of $8.1 million in the first nine months of 2020. On September 17, 2020, we declared a quarterly cash dividend of $0.24 per share totaling $2.8 million that will be paid on November 12, 2020. Future declarations of dividends are subject to our board of directors' approval and may be adjusted as business needs or market conditions change. The declaration of cash dividends is subject to our compliance with the covenant in our revolving credit facility related to our consolidated leverage ratio.
We plan to make expenditures of approximately $3 million during the remainder of 2020 for property, plant, and equipment.
As of September 26, 2020, we had approximately $274.0 million of total unremitted foreign earnings. It is our intent to indefinitely reinvest $252.6 million of these earnings to support the current and future capital needs of our foreign operations, including debt repayments, if any. For the first nine months of 2020, we recorded withholding taxes on the earnings in certain foreign subsidiaries that we plan to repatriate in the foreseeable future. The foreign withholding taxes that would be required if we were to remit the indefinitely reinvested foreign earnings to the United States would be approximately $5.5 million.
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

Contractual Obligations and Other Commercial Commitments
There have been no significant changes to our contractual obligations and other commercial commitments during the nine months ended September 26, 2020 compared with those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, except for the prepayment of the Real Estate Loan as disclosed in Note 6, Long-Term Obligations, in the accompanying condensed consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates and foreign currency exchange rates has not changed materially from our exposure as disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

KADANT INC.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2020. The term "disclosure controls and procedures," as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation of our disclosure controls and procedures as of September 26, 2020, our Chief Executive Officer and Chief Financial Officer concluded that as of September 26, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (Form 10-K), as further amended by the section entitled, Risk Factors, in our Quarterly Report on Form 10-Q for the period ended March 28, 2020, which section is incorporated by reference herein, and the section entitled, Risk Factors, in our Quarterly Report on Form 10-Q for the period ended June 27, 2020, which section is incorporated by reference herein. The COVID-19 pandemic has led to general uncertainty and adverse changes in global economic conditions and heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Form 10-K, as further amended in subsequent filings with the SEC. Such risk factor disclosure is qualified by the information relating to the COVID-19 pandemic that is described in this Quarterly Report on Form 10-Q.

KADANT INC.

Item 6 – Exhibits

Exhibit Number
Description of Exhibit

31.1	Certification of the Principal Certification of the Principal Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

KADANT INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KADANT INC.

Date: November 4, 2020	/s/ Michael J. McKenney
Michael J. McKenney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)